Form 10-Q
period 1996-03-31
XATA CORP /MN/
filed 1996-05-15
CIK 854398

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

_X_ Quarterly report pursuant to Section 13 of 15(d) of the Securities Exchange Act of 1934


For the quarterly period ended March 31, 1996 or

___ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


For the transition period from ___________ to ____________

Commission File Number:                             0-27166
                                 ----------------------------------------------


                                XATA Corporation
- -------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)


               Minnesota                                41-1641815
- ------------------------------------------  -----------------------------------
(State or Other Jurisdiction of                       (I.R.S. Employer
 Incorporation or Organization)                     Identification Number)

              500 East Travelers Trail, Burnsville, Minnesota 55337
- -------------------------------------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)


Registrant's telephone number, including area code:        (612) 894-3680
                                                    ---------------------------


                                 Not Applicable
- -------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                 Yes     X  No
                                                       ------   --------


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

As of May 13, 1996, the following securities of the Registrant were outstanding:
4,326,883 shares of Common Stock, $.01 par value per share.


                                XATA Corporation

                                      INDEX

PART I.                  FINANCIAL INFORMATION                    Page No.
             Item 1.   Financial Statements:
                 Balance Sheets as of
                 March 31, 1996 and September 30, 1995                3

                 Statement of Operations for the Three and Six
                 Months Ended March 31, 1996 and 1995                 5

                 Statement of Cash Flows for the Three and Six
                 Months Ended March 31, 1996 and 1995                 6

                 Notes to Financial Statements                        7


             Item 2.   Management's Discussion and Analysis
                       or Plan of Operation                           8

PART II.     OTHER INFORMATION

             Item 1. Legal Proceedings                               11

             Item 2. Changes in Securities                           11

             Item 3. Defaults upon Senior Securities                 11

             Item 4. Submission of Matters to a Vote of
                     Security Holders                                11

             Item 5. Other Information                               12

             Item 6. Exhibits and Reports on Form 8-K                12

             Signatures                                              13


PART I.  Item 1. Financial Information


XATA Corporation
BALANCE SHEETS
March 31, 1996 and September 30, 1995

                                                                                                   March 31,        September 30,
ASSETS:                                                                                               1996               1995
                                                                                               ------------------- -----------------

Current Assets:

   Cash and cash equivalents                                                                         $  3,411,967      $    519,715
   Available-For-Sale Securities                                                                        2,485,394                 0
   Accounts receivable                                                                                  2,390,303         1,681,218
   Inventories                                                                                            346,110           507,498
   Prepaid expenses                                                                                        71,651            59,711
                                                                                               ------------------- -----------------
                 Total current assets                                                                   8,705,425         2,768,142

Other Assets

   Capitalized software development costs, less accumulated amortization
       of $650,350 at March 31, 1996, and $509,173 at September 30, 1995.                                 356,523           233,021
   Other                                                                                                    5,107             5,185
                                                                                               ------------------- -----------------
                                                                                                          361,630           238,206

Equipment and leasehold improvements, at cost
   Engineering and manufacturing equipment                                                                232,007           216,374
   Office furniture and equipment                                                                         624,482           470,529
   Leasehold improvements                                                                                  43,060            43,060
                                                                                               ------------------- -----------------
                                                                                                          899,549           729,963

   Less accumulated depreciation and amortization                                                        (402,318)         (333,293)
                                                                                               ------------------- -----------------
                 Net equipment and leasehold improvements                                                 497,231           396,670
                                                                                               ------------------- -----------------

                 Total assets                                                                        $  9,564,286      $  3,403,018
                                                                                               =================== =================



XATA Corporation
BALANCE SHEETS
March 31, 1996 and September 30, 1995


                                                                                                   March 31,        September 30,
LIABILITIES AND STOCKHOLDERS' EQUITY:                                                                 1996               1995
                                                                                               -------------------------------------

Current Liabilities:

   Accounts payable                                                                                      $714,073          $231,733
   Accrued expenses                                                                                       400,705           476,779
   Deferred revenue                                                                                       540,173           379,998
                                                                                               ------------------- -----------------
                 Total current liabilities                                                              1,654,951         1,088,510

Long-term debt                                                                                            136,729           130,603

Stockholders' Equity (Note 2):

   Commonstock, par value $.01 per share, authorized 8,333,333 shares; issued 4,326,883 at March 31, 1996 and 3,517,452
         at September 30, 1995                                                                             43,269            35,175
   Additional paid-in capital                                                                           8,573,866         3,644,110
   Accumulated deficit                                                                                   (844,529)       (1,495,380)
                                                                                               ------------------- -----------------

                 Total stockholders' equity                                                             7,772,606         2,183,905
                                                                                               ------------------- -----------------

                 Total liabilities and stockholders' equity                                          $  9,564,286      $  3,403,018
                                                                                               =================== =================


XATA Corporation
STATEMENT OF OPERATIONS
For the Three and Six Months ended March 31, 1996 and 1995

                                              Three Month Periods            Six Month Periods
                                                  Ended March 31,             Ended March 31,
                                                1996          1995           1996          1995
                                            -----------    -----------    -----------    -----------

Net sales                                   $ 2,428,942    $ 1,682,630    $ 4,718,685    $ 3,084,732

Cost of sales                                 1,311,033        941,260      2,624,581      1,805,030
                                            -----------    -----------    -----------    -----------

   Gross profit                               1,117,909        741,370      2,094,104      1,279,702

Operating expenses                              805,491        550,760      1,518,028        969,737
                                            -----------    -----------    -----------    -----------

   Operating income                             312,418        190,610        576,076        309,965

Non-operating (expense) income:
   Interest (expense)                            (3,063)        (4,129)        (6,125)       (15,979)
   Interest income                               70,770          7,752         80,900         16,621
                                            -----------    -----------    -----------    -----------
                                                 67,707          3,623         74,775            642
                                            -----------    -----------    -----------    -----------
Net income (loss) before income taxes           380,125        194,233        650,851        310,607
                                            -----------    -----------    -----------    -----------

Income tax provision                               --             --             --             --
                                            -----------    -----------    -----------    -----------
Net income                                  $   380,125    $   194,233    $   650,851    $   310,607
                                            ===========    ===========    ===========    ===========


Net income (loss) per share (Note 2)        $      0.09    $      0.06    $      0.16    $      0.09
                                            ===========    ===========    ===========    ===========

Weighted average common and common
   equivalent shares outstanding (Note 2)     4,306,114      3,489,633      4,029,611      3,471,991
                                            ===========    ===========    ===========    ===========



XATA Corporation
STATEMENT OF CASH FLOWS
For the Three Months Ended December 31, 1995 and 1994

                                                                                           Six Month Periods
                                                                                            Ended March 31,
                                                                                         1996           1995
                                                                                      -----------    -----------


Cash Flows from Operating Activities

   Net income                                                                         $   650,851    $   310,607
   Adjustments to reconcile net income (loss) to net cash
           (used in) operating activities:
                 Depreciation and amortization                                            210,280        136,719
                 Amortization of discount on note payable                                   6,126              0
                 Change in assets and liabilities:
                      (Increase) decrease in accounts receivable                         (709,085)       (77,370)
                      (Increase) decrease in inventories                                  161,388       (866,558)
                      (Increase) decrease in prepaid expenses                             (11,940)       (28,934)
                      Increase (decrease) in accounts payable                             482,340        273,533
                      Increase (decrease) in accrued expenses and deferred revenue         84,101        191,340
                                                                                      -----------    -----------
                               Net cash provided by (used in) operating activities        874,061        (60,663)
                                                                                      -----------    -----------

Cash Flows from Investing Activities
   Purchase of Available-For-Sale Securities                                           (2,485,394)             0
   Purchase of equipment                                                                 (169,586)      (158,748)
   Additions to software development costs                                               (264,679)      (146,245)
                                                                                      -----------    -----------
                                Net cash provided by (used in) investing activities    (2,919,659)      (304,993)
                                                                                      -----------    -----------

Cash Flows from Financing Activities
   Net increase (decrease) in line of credit                                                    0        125,000
   Proceeds from long-term debt                                                                 0         41,505
   Proceeds from options and warrants exercised                                                 0         11,595
   Proceeds from public stock offering                                                  4,937,850              0
                                                                                      -----------    -----------
                                Net cash provided by (used in) financing activities     4,937,850        178,100
                                                                                      -----------    -----------

                 Increase (decrease) in cash and cash equivalents                       2,892,252       (187,556)

Cash and Cash Equivalents
   Beginning                                                                              519,715        783,708
                                                                                      -----------    -----------
   Ending                                                                             $ 3,411,967    $   596,152
                                                                                      ===========    ===========



NOTES TO FINANCIAL STATEMENTS


NOTE 1.  MANAGEMENT STATEMENT

In the opinion of management of the Company, the accompanying unaudited financial statements contain all adjustments (consisting of only normal, recurring accruals) necessary to present fairly the financial position of the Company as of March 31, 1996 and the results of operations and cash flows for the three and six month periods ended March 31, 1996 and 1995. The results of operations for any interim period are not necessarily indicative of the results for the fiscal year ending September 30, 1996. These interim financial statements should be read in conjunction with the Company's annual financial statements and related notes thereto included in the Company's Form 10-KSB and Annual Report to shareholders for the fiscal year ended September 30, 1995.



NOTE 2.  SHAREHOLDERS' EQUITY

On September 8, 1995, the Company effected a one for three reverse stock split. This resulted in a net transfer of $49,573 from common stock to additional paid-in capital. The effect of this reverse stock split has been retroactively reflected in these financial statements for all periods presented.


PART I ITEM 2. Management's discussion and analysis or plan of operation. The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company's results of operation and financial condition. This discussion should be read in conjunction with the financial statements in Item 1 and the Company's report on Form 10-KSB for the period ended September 30, 1995.

RESULTS OF OPERATIONS
NET SALES. XATA Corporation develops, markets, and services fully integrated, mobile information systems for the fleet trucking segment of the transportation industry in the United States. XATA systems utilize proprietary software, onboard touch-screen computers, and related hardware components and accessories to capture, analyze and communicate operating information that assists fleet management in improving productivity and profitability. XATA's solutions provide significant fleet savings and benefits through: increased fuel economy; improved routing and scheduling; reduced driver, clerical and compliance paperwork; reduced maintenance costs; improved driver performance and safety; and better customer service.

The Company's net sales for the three months ended March 31, 1996 increased 44.4% to $2,428,942 as compared to sales of $1,682,630 for the comparable three month period ended March 31, 1995. Net sales for the six months ended March 31, 1996 increased 53.0% to $4,718,685 from the comparable six months ended March 31, 1995. The sales increase is primarily attributable to delivery of additional product to existing customers and to new customers generated from increased awareness of XATA's product capability in the trucking industry. The Company anticipates continuing year-to-year revenue growth during the remainder of the current fiscal year and into fiscal year 1997.

GROSS PROFIT. The Company had a gross profit of $1,117,909 (46.0 % of net sales) for the three months ended March 31, 1996, compared to a gross profit of $741,370 (44.1% of net sales) for the comparable 1995 period. The six month totals were $2,094,104 (44.4% of net sales) and $1,279,702 (41.5% of net sales)
respectively. The improvement in gross profit is a function of increased sales, which resulted in allocation of fixed direct costs over a larger number of products and in lower material costs from greater volume purchases of components. Beginning in fiscal 1994 and continuing to the present, the Company has increasingly used outside vendors to manufacture and assemble component parts. The Company anticipates that this change will continue to have a number of beneficial results, including lower average component costs, better quality, and shorter lead time for shipment of customer orders. These beneficial results may be offset in part by increased fixed costs associated with a higher level of customer support and by significantly increased software development amortization expenses. The Company's gross profit is also dependent on product sales mix and discount on volume shipments to certain customers.

OPERATING EXPENSES. Operating expenses include research and development, selling expenses and general and administrative expenses. Total operating expenses were $805,491 (33.2% of net sales) for the three month period ended March 31, 1996 compared to $550,760 (32.7% of net sales) for the comparable prior year period. The six month totals were $1,518,028 (32.2% of net sales) and $969,737 (31.4% of sales) respectively.

Operating expenses other than research and development were $693,527 (28.6% of net sales) for the three month period ended March 31, 1996 compared to $420,028 (25.0% of net sales) for the comparable prior year period. The six month totals were $1,249,293 (26.5% of net sales) and $766,220 (24.8% of sales) respectively.

The increase of $273,499 for the three month period ended March 31, 1996 compared to the comparable prior year period ($483,073 for the six months) was due to certain incentive-based compensation, to planned increases in sales and marketing personnel, and to increases in other marketing expenses associated with a higher level of sales.

The Company will continue to develop required infrastructure to facilitate planned increases in revenue and, accordingly, expects that operating expenses will continue to increase for the rest of the fiscal year.

The Company's market position is based on its strong research capability and its technology leadership, as evidenced by its growing customer base. The Company has significantly increased its expenditures for research and development including its capitalized software development costs. Expenditures for research and development are included in operating expenses and are charged to operations as incurred. Research and development expenses during the three months ended March 31, 1996 were $111,964 compared to $130,732 during the comparable 1995 period. The six month totals were $268,735 and $203,517 respectively. The increase over the prior year period occurred primarily as the result of planned increases in personnel and expenses related to new product capabilities. Software development costs are capitalized after the establishment of technological feasibility of new products or enhancements. Capitalized software development costs are amortized to cost of sales over a two-year period. Capitalized software development costs, before amortization, were $152,925 for the three month period ended March 31, 1996, compared to $72,388 for the comparable three month period of 1995. The six month totals were $264,679 and $146,245 respectively. The increase is due to development of enhancements and new software versions to respond to industry requirements and specific customer needs. The Company anticipates that expenditures for research and development and capitalized software development to continue to increase during fiscal 1996 and fiscal 1997.

INTEREST INCOME AND EXPENSES. Net interest income for the three month period ended March 31, 1996 was $67,707 compared to net interest income of $3,623 in the comparable prior year period. The six month totals were $74,775 and $642 respectively. The improvement resulted from a reduction in bank line of credit as well as the investment of excess cash generated from the Company's operations and from the approximately $4,900,000 of funds received in December, 1995 and January, 1996, from the Company's stock offering.

NET INCOME. Net income for the three month period ended March 31, 1996, was $380,125 compared to net income of $194,232 for the comparable 1995 period. The six month totals were $650,851 and $310,606 respectively. The improvement over the prior year is primarily the result of increased revenue, as well as the other factors discussed in this section.

LIQUIDITY AND CAPITAL RESOURCES
At March 31, 1996, the Company's working capital was $7,050,474 compared to $1,679,632 at September 30, 1995. The improvement of $5,370,842 is a result of cash flow generated from profitable operations achieved during the six month period, and net cash of $4,937,850 received in December, 1995, and January, 1996, from an underwritten public offering . Currently, cash and cash equivalents of $3,411,967 are held primarily in a fund composed of short-term commercial paper until such time as required by operations. Available-For-Sale Securities of $2,485,394 are composed U.S. Treasury notes, and corporate debt securities with maturities ranging from July 1996 to July 1998. The cost of the Available-For-Sale Securities approximate fair market value at March 31, 1996.


Cash flows provided by operating activities during the six months ended March 31, 1996 totaled $894,061, resulting primarily from net income ($650,851) plus depreciation and amortization ($210,280), and increases in accounts payable ($482,340) offset by the increase in accounts receivable ($709,085).

Cash flows used in investing activities consisted primarily of the purchase of Available-For-Sale Securities with proceeds of the underwritten public offering. Other cash flows used in investing activities consisted of capital expenditures ($169,586) and software development ($264,679) totaling $434,265 during the six months ended March 31, 1996, compared to capital expenditures ($158,748) and software development ($146,245) totaling $304,993 for the comparable period in 1995. Capital expenditures were primarily for internal PC equipment and office equipment to support increases in personnel. Although the Company has no firm commitments for capital expenditures, it anticipates total capital expenditures of at least $350,000 for fiscal year 1996.

The Company has a $150,000 term debt facility to be used for fixed asset additions, and a $1,000,000 line of credit with Norwest Bank Minnesota, N.A., both expiring in March 1997. Advances under the line of credit accrue interest at prime plus 1.5%, with an effective rate of 9.75% as of May 10, 1996. From time to time during fiscal 1996 the Company may use advances of the line to offset minimum interest requirements. At March 31, 1996 there were no balances due. The Company also has a $200,000, non-interest bearing note payable to a customer, due on demand after December, 1999. This note has been discounted at 9% and has a balance of $136,729 at March 31, 1996 and $130,603 at September 30, 1995.

Cash flows provided by financing activities include proceeds of an underwritten public offering of 700,000 shares of Common Stock at $7.00 per share received on December 26, 1995, and proceeds from the exercise of an over-allotment option to purchase an additional 105,000 shares at $7.00 per share received January 18, 1996. Total proceeds from the offering, net of underwriting discount and expenses of the offering, were $4,937,850.

During fiscal year 1996, cash will be required to meet increased working capital needs, including inventory and accounts receivable financing, increased expenditures for marketing, sales, and customer support, continuing research and development expenses and capital expenditures. The Company believes its cash on hand, its line of credit, and its current vendor terms will be adequate to fund the delivery of its anticipated revenue growth and to maintain its liquidity for a period of approximately 18 to 24 months. The Company's future cash flows from operations may vary, however, depending on a number of factors, including level of competition, general economic conditions and other factors beyond the Company's control.

FORWARD-LOOKING STATEMENT. Except for historical information contained herein, the matters set forth in this management discussion are forward-looking statements based on current expectations. Actual results may differ materially. These forward-looking statements involve a number of risks and uncertainties including, but not limited to, the extent of new orders received and shipped, timing of customer installation schedules, effectiveness of new marketing and sales programs, and the Company's ability to anticipate changes in technology and industry standards and to develop and introduce new features and enhancements to its system on a timely basis.



PART II.  OTHER INFORMATION

        Item 1.   Legal Proceedings - None

        Item 2.   Changes In Securities - None

        Item 3.   Defaults upon Senior Securities - None

        Item 4.   Submission of Matters to a Vote of Security Holders

                   The annual meeting of shareholders of the Company was held on February 22, 1996. As of the record date, January 15, 1996, there were 4,221,883 shares of Common Stock issued and outstanding. There were present and voting at the meeting, in person or by proxy, 3,904,890 shares of Common Stock (approximately 92.4% of the total issued and outstanding).

                   Matters voted upon and results thereof are as follows:

                   1. Election of Directors:

                                                         FOR         AGAINST
                    Dennis R. Johnson                   3,898,294     6,596
                    William P. Flies                    3,898,293     6,597
                    Edward T. Michalek                  3,900,519     4,371
                    Roger Kleppe                        3,900,519     4,371
                    Stephen Lawrence                    3,898,293     6,597

                   2. Amendment to 1991 Long-Term Incentive Stock Option Plan to increase the number of shares of Common Stock reserved for issuance under the Plan from 433,333 to 650,000:

                  FOR   2,357,507   AGAINST    167,918     ABSTAIN   19,560
                      -------------         --------------         --------

                  3. Amendment to 1991 Long-Term Incentive Stock Option Plan to provide for non-discretionary automatic option grants to non-employee members of the Board of Directors:

                  FOR   3,616,315   AGAINST    256,823     ABSTAIN   23,845
                      -------------         --------------         --------

                  4. Amendment to 1991 Long-Term Incentive Stock Option Plan to permit "cashless" notice of exercise of options:

                  FOR   3,634,025   AGAINST    221,424     ABSTAIN   41,534
                      -------------         --------------         --------

                  5. Ratification of appointment of McGladrey & Pullen as the independent auditors of the Company for the year ending September 30, 1996:

                  FOR    3,884,963   AGAINST      7,170     ABSTAIN    12,757
                      --------------         --------------         ---------

        Item 5.   Other Information - None

        Item 6. Exhibits and Reports on Form 8-K - Exhibit 27 - Financial Data Schedule



SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Dated: May 13, 1996                          XATA Corporation
                                             (Registrant)



                                             by:  /s/  Robert M. Featherstone
                                                  Robert M. Featherstone
                                                  Chief Financial Officer
                                                  (Signing as Principal
                                                  Financial and Accounting
                                                  Officer and as Authorized)