Form 10QSB
period 1996-06-30
XATA CORP /MN/
filed 1996-08-12
CIK 854398

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

[X} Quarterly report pursuant to Section 13 of 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended June 30, 1996 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the transition period from ____________ to ____________


         Commission File Number: 0-27166



                                XATA Corporation
             (Exact Name of Registrant as Specified in its Charter)


           Minnesota                                   41-1641815
 (State or Other Jurisdiction of         (I.R.S. Employer Identification Number)
  Incorporation or Organization)


              500 East Travelers Trail, Burnsville, Minnesota 55337
               (Address of Principal Executive Offices) (Zip Code)


Registrant's telephone number, including area code:  (612) 894-3680



                                 Not Applicable
   (Former name, former address and former fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                 Yes __X__  No _____



                      APPLICABLE ONLY TO CORPORATE ISSUERS:

As of August 7, 1996, the following securities of the Registrant were outstanding: 4,327,439 shares of Common Stock, $.01 par value per share.


                                XATA Corporation
                                      INDEX


PART I.          FINANCIAL INFORMATION                                 Page No.

         Item 1. Financial Statements:
             Balance Sheets as of
             June 30, 1996 and September 30, 1995                           3

             Statement of Operations for the Three and Nine
             Months Ended June 30, 1996 and 1995                            5

             Statement of Cash Flows for the Three and Nine
             Months Ended June 30, 1996 and 1995                            6

             Notes to Financial Statements                                  7

         Item 2. Management's Discussion and Analysis or Plan of Operation  8


PART II.         OTHER INFORMATION

         Item 1. Legal Proceedings                                          11

         Item 2. Changes in Securities                                      11

         Item 3. Defaults upon Senior Securities                            11

         Item 4. Submission of Matters to a Vote of Security Holders        11

         Item 5. Other Information                                          11

         Item 6. Exhibits and Reports on Form 8-K                           11

         Signatures                                                         12



PART I.  Item 1. Financial Information


XATA Corporation
BALANCE SHEETS
June 30, 1996 and September 30, 1995

                                                                               June 30,       September 30,
ASSETS:                                                                          1996             1995
                                                                             -----------      -------------
Current Assets:

   Cash and cash equivalents                                                 $ 1,216,484      $   519,715
   Available-for-sale securities                                               5,007,651                0
   Accounts receivable                                                         2,320,775        1,681,218
   Inventories                                                                   334,679          507,498
   Prepaid expenses                                                               69,411           59,711
                                                                             -----------      -----------
                 Total current assets                                          8,949,000        2,768,142

Other Assets

   Capitalized software development costs, less accumulated amortization
       of $741,885 at June 30, 1996, and $509,173 at September 30, 1995          461,405          233,021
   Other                                                                           5,068            5,185
                                                                             -----------      -----------
                                                                                 466,473          238,206

Equipment and leasehold improvements, at cost
   Engineering and manufacturing equipment                                       260,677          216,374
   Office furniture and equipment                                                686,389          470,529
   Leasehold improvements                                                         72,747           43,060
                                                                             -----------      -----------
                                                                               1,019,813          729,963

   Less accumulated depreciation and amortization                               (450,578)        (333,293)
                                                                             -----------      -----------
                 Net equipment and leasehold improvements                        569,235          396,670
                                                                             -----------      -----------

                 Total assets                                                $ 9,984,708      $ 3,403,018
                                                                             ===========      ===========



XATA Corporation
BALANCE SHEETS
June 30, 1996 and September 30, 1995


                                                                                    June 30,       September 30,
LIABILITIES AND STOCKHOLDERS' EQUITY :                                                1996             1995
                                                                                  -----------      ------------
Current Liabilities:
   Accounts payable                                                               $   704,700      $   231,733
   Accrued expenses                                                                   414,548          476,779
   Deferred revenue                                                                   617,951          379,998
                                                                                  -----------      -----------
                 Total current liabilities                                          1,737,199        1,088,510

Long-term debt                                                                        139,792          130,603

Stockholders' Equity (Note 2):

   Common stock, par value $.01 per share, authorized 8,333,333 shares;
         issued 4,327,439 at June 30, 1996 and 3,517,452 at
         September 30, 1995                                                            43,274           35,175
   Additional paid-in capital                                                       8,576,463        3,644,110
   Accumulated deficit                                                               (512,020)      (1,495,380)
                                                                                  -----------      -----------

                 Total stockholders' equity                                         8,107,717        2,183,905
                                                                                  -----------      -----------

                 Total liabilities and stockholders' equity                       $ 9,984,708      $ 3,403,018
                                                                                  ===========      ===========


XATA Corporation
STATEMENT OF OPERATIONS
For the Three and Nine Months ended June 30, 1996 and 1995


                                                    Three Month Periods             Nine Month Periods
                                                      Ended June 30,                  Ended June 30,
                                                  1996             1995            1996              1995
                                              -----------      -----------      -----------      -----------
Net sales                                     $ 2,436,236      $ 1,962,967      $ 7,154,922      $ 5,047,699

Cost of sales                                   1,275,841        1,078,385        3,900,423        2,883,415
                                              -----------      -----------      -----------      -----------

   Gross profit                                 1,160,395          884,582        3,254,499        2,164,284

Operating expenses                                895,681          647,311        2,413,709        1,617,048
                                              -----------      -----------      -----------      -----------

   Operating income                               264,714          237,271          840,790          547,236

Non-operating (expense) income:
   Interest (expense)                              (3,063)          (7,985)          (9,189)         (23,964)
   Interest income                                 70,858            2,785          151,759           19,406
                                              -----------      -----------      -----------      -----------
                                                   67,795           (5,200)         142,570           (4,558)
                                              -----------      -----------      -----------      -----------
Net income (loss) before income taxes             332,509          232,071          983,360          542,678
                                              -----------      -----------      -----------      -----------

Income tax provision                                 --             (2,000)            --             (2,000)
                                              -----------      -----------      -----------      -----------

Net income                                    $   332,509      $   230,071      $   983,360      $   540,678
                                              ===========      ===========      ===========      ===========


Net income (loss) per share (Note 2)          $      0.07      $      0.07      $      0.24      $      0.16
                                              ===========      ===========      ===========      ===========

Weighted average common and common
   equivalent shares outstanding (Note 2)       4,488,843        3,492,408        4,182,688        3,478,822
                                              ===========      ===========      ===========      ===========



XATA Corporation
STATEMENT OF CASH FLOWS
For the Nine Months Ended June 30, 1995 and 1994

                                                                                                  Nine Month Periods
                                                                                                    Ended June 30,
                                                                                                1996             1995
                                                                                            ------------      ----------
Cash Flows from Operating Activities
   Net income                                                                               $    983,360      $  540,678
   Adjustments to reconcile net income (loss) to net cash
           (used in) operating activities:
                 Depreciation and amortization                                                   350,114         241,055
                 (Increase) decrease in accrued income in available-for-sale securities          (68,389)              0
                 (Gain) or loss on sale of available-for-sale securities                             725               0
                 Amortization of discount on note payable                                          9,189               0
                 Change in assets and liabilities:
                      (Increase) decrease in accounts receivable                                (639,557)       (730,671)
                      (Increase) decrease in inventories                                         172,819        (733,563)
                      (Increase) decrease in prepaid expenses                                     (9,700)        (15,843)
                      Increase (decrease) in accounts payable                                    472,967          95,706
                      Increase (decrease) in accrued expenses and deferred revenue               175,722         278,779
                                                                                            ------------      ----------
                                Net cash provided by (used in) operating activities            1,447,250        (323,859)
                                                                                            ------------      ----------

Cash Flows from Investing Activities
   Purchase of available-for-sale securities                                                 (10,310,956)              0
   Proceeds from sale and maturity of available-for-sale securities                            5,370,969               0
   Purchase of equipment                                                                        (289,850)       (209,919)
   Additions to software development costs                                                      (461,096)       (240,132)
                                                                                            ------------      ----------
                                Net cash provided by (used in) investing activities           (5,690,933)       (450,051)
                                                                                            ------------      ----------

Cash Flows from Financing Activities
   Net increase (decrease) in line of credit                                                           0         318,106
   Proceeds from long-term debt                                                                        0         266,505
   Repayment of long-term debt                                                                         0        (150,000)
   Proceeds from options and warrants exercised                                                    2,602          68,061
   Proceeds from public stock offering                                                         4,937,850               0
                                                                                            ------------      ----------
                                Net cash provided by (used in) financing activities            4,940,452         502,672
                                                                                            ------------      ----------

                 Increase (decrease) in cash and cash equivalents                                696,769        (271,238)

Cash and Cash Equivalents
   Beginning                                                                                     519,715         783,708
                                                                                            ------------      ----------
   Ending                                                                                   $  1,216,484      $  512,470
                                                                                            ============      ==========



NOTES TO FINANCIAL STATEMENTS


NOTE 1.  MANAGEMENT STATEMENT

In the opinion of management of the Company, the accompanying unaudited financial statements contain all adjustments (consisting of only normal, recurring accruals) necessary to present fairly the financial position of the Company as of June 30, 1996 and the results of operations for the three and nine month periods ended June 30, 1996 and 1995, and cash flows for the nine month periods ended June 30, 1996 and 1995. The results of operations for any interim period are not necessarily indicative of the results for the fiscal year ending September 30, 1996. These interim financial statements should be read in conjunction with the Company's annual financial statements and related notes thereto included in the Company's Form 10-KSB and Annual Report to shareholders for the fiscal year ended September 30, 1995.


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

The Company's net sales for the three months ended June 30, 1996 increased 24.1% to $2,436,236 as compared to sales of $1,962,967 for the comparable three month period ended June 30, 1995. Net sales for the nine months ended June 30, 1996 increased 41.8% to $7,154,922 from $5,047,699 in the comparable nine months ended June 30, 1995. The sales increase is primarily attributable to delivery of additional product to existing customers and to new customers generated from increased awareness of XATA's product capability in the trucking industry. The Company anticipates continuing year-to-year revenue growth during the remainder of the current fiscal year and into fiscal year 1997.

GROSS PROFIT. The Company had a gross profit of $1,160,395 (47.6 % of net sales) for the three months ended June 30, 1996, compared to a gross profit of $884,582 (45.1% of net sales) for the comparable 1995 period. The nine month totals were $3,254,499 (45.5% of net sales) and $2,164,284 (42.9% of net sales)
respectively. The improvement in gross profit is a function of increased sales, which resulted in allocation of fixed direct costs over a larger number of products, and in lower material costs from greater volume purchases of components. Beginning in fiscal 1994 and continuing to the present, the Company has increasingly used outside vendors to manufacture and assemble component parts. The Company anticipates that this change will continue to have a number of beneficial results, including lower average component costs, better quality, and shorter lead time for shipment of customer orders. These beneficial results may be offset in part by increased fixed costs associated with a higher level of customer support and by significantly increased software development amortization expenses. The Company's gross profit is also dependent on product sales mix and discount on volume shipments to certain customers.

OPERATING EXPENSES. Operating expenses include research and development, selling expenses and general and administrative expenses. Total operating expenses were $895,681 (36.8% of net sales) for the three month period ended June 30, 1996 compared to $647,311 (33.0% of net sales) for the comparable prior year period. The nine month totals were $2,413,708 (33.7% of net sales) and $1,617,048 (32.0% of sales) respectively.

Operating expenses other than research and development were $797,703 (32.7% of net sales) for the three month period ended June 30, 1996 compared to $512,061 (26.1% of net sales) for the comparable prior year period. The nine month totals were $2,046,966 (28.6% of net sales) and $1,278,281 (25.3% of sales)
respectively.

The increase of $285,642 for the three month period ended June 30, 1996 compared to the comparable prior year period ($768,715 for the nine months) was due to planned increases in sales, marketing and MIS personnel, and to increases in other marketing expenses associated with a higher level of sales.

The Company will continue to develop required infrastructure to facilitate planned increases in revenue and, accordingly, expects that operating expenses will continue to increase during fiscal 1996 and fiscal 1997.

The Company's market position is based on its strong research capability and its technology leadership, as evidenced by its growing customer base. The Company has significantly increased expenditures for its combined research and development and capitalized software development costs. Expenditures for research and development are included in operating expenses and are charged to operations as incurred. Research and development expenses during the three months ended June 30, 1996 were $97,978 compared to $135,250 during the comparable 1995 period. The nine month totals were $366,712 and $338,767 respectively. Software development costs are capitalized after the establishment of technological feasibility of new products or enhancements. Capitalized software development costs are amortized to cost of sales over a two-year period. Capitalized software development costs were $196,417 for the three month period ended June 30, 1996, compared to $93,887 for the comparable three month period of 1995. The nine month totals were $461,096 and $240,132 respectively. The increase is due to development of enhancements and new software versions to respond to industry requirements and specific customer needs. The Company anticipates that expenditures for research and development and capitalized software development will continue to increase during fiscal 1996 and fiscal 1997.

INTEREST INCOME AND EXPENSES. Net interest income for the three month period ended June 30, 1996 was $67,795 compared to net interest expense of $5,200 in the comparable prior year period. The nine month totals were net interest income of $142,570 and net interest expense of $4,558 respectively. The improvement resulted from a reduction in bank line of credit as well as the investment of excess cash generated from the Company's operations and from the approximately $4,900,000 of funds received in December, 1995 and January, 1996, from the Company's stock offering.

NET INCOME. Net income for the three month period ended June 30, 1996, was $332,509 compared to net income of $230,071 for the comparable 1995 period. The nine month totals were $983,360 and $540,678 respectively. The improvement over the prior year is primarily the result of increased revenue, as well as the other factors discussed in this section.

LIQUIDITY AND CAPITAL RESOURCES
At June 30, 1996, the Company's working capital was $7,211,801 compared to $1,679,632 at September 30, 1995. The improvement of $5,532,169 is a result of cash flow generated from profitable operations achieved during the nine month period, and net cash of $4,937,850 received in December, 1995, and January, 1996, from an underwritten public offering . Currently, cash and cash equivalents of $1,216,484 are held primarily in a fund composed of short-term commercial paper until such time as required by operations. Available-for-sale securities of $5,007,651 are composed of U.S. Treasury notes, and corporate debt securities with maturities ranging from July 1996 to July 1998. The cost of the available-for-sale securities approximated fair market value at June 30, 1996.


Cash flows provided by operating activities during the nine months ended June 30, 1996 totaled $1,447,250, resulting primarily from net income ($983,360) plus depreciation and amortization ($350,114), and increases in accounts payable ($472,967) offset by the increase in accounts receivable ($639,557).

Cash flows used in investing activities consisted primarily of the purchase of available-for-sale securities with proceeds of the underwritten public offering. Other cash flows used in investing activities consisted of capital expenditures ($289,850) and software development ($461,096) together totaling $750,946 during the nine months ended June 30, 1996, compared to capital expenditures ($209,919) and software development ($240,132) together totaling $450,051 for the comparable period in 1995. Capital expenditures are primarily for internal PC equipment, office equipment and furniture to support increases in personnel. Although the Company has no firm commitments for capital expenditures, it anticipates total capital expenditures of at least $350,000 for fiscal year 1996, exclusive of potential acquisitions (see Part II, Item 5).

The Company has a $150,000 term debt facility to be used for fixed asset additions, and a $1,000,000 line of credit with Norwest Bank Minnesota, N.A., both expiring in March 1997. Advances under the line of credit accrue interest at prime plus 1.5%, with an effective rate of 9.75% as of August 8, 1996. From time to time during fiscal 1996 the Company may use advances of the line to offset minimum interest requirements. At June 30, 1996 there were no balances due. The Company also has a $200,000, non-interest bearing note payable to a customer, due on demand after December, 1999. This note has been discounted at 9% and has a balance of $139,792 at June 30, 1996 and $130,603 at September 30, 1995.

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

During fiscal year 1996, cash will be required to meet increased working capital needs, including inventory and accounts receivable financing, increased expenditures for marketing, sales, and customer support, continuing research and development expenses and capital expenditures. The Company believes its cash on hand, its line of credit, and its current vendor terms will be adequate to fund the delivery of its anticipated revenue growth, to fund any potential acquisitions and to maintain its liquidity for a period of approximately 18 to 24 months. The Company's future cash flows from operations may vary, however, depending on a number of factors, including level of competition, general economic conditions and other factors beyond the Company's control.

FORWARD-LOOKING STATEMENTS. Except for historical information contained herein, the matters set forth in this management discussion are forward-looking statements based on current expectations. Actual results may differ materially. These forward-looking statements involve a number of risks and uncertainties including, but not limited to, the extent of new orders received and shipped, timing of customer installation schedules, effectiveness of new marketing and sales programs, and the Company's ability to anticipate changes in technology and industry standards and to develop and introduce new features and enhancements to its system on a timely basis.


PART II.  OTHER INFORMATION

         Item 1.  Legal Proceedings - None

         Item 2.  Changes In Securities - None

         Item 3.  Defaults upon Senior Securities - None

         Item 4.  Submission of Matters to a Vote of Security Holders - None

         Item 5. Other Information - The Company has reached an agreement under which it will acquire the assets of Payne & Associates from United Communications Group in a cash purchase. Upon closing of the agreement and purchase of the assets, a Form 8-K will be filed.

         Item 6. Exhibits and Reports on Form 8-K - Exhibit 27 - Financial Data Schedule



SIGNATURES
Pursuant to the requirements of the Securities and Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


  Dated: August 12, 1996          XATA Corporation
                                  (Registrant)



                                  by:  /s/  Robert M. Featherstone
                                       Robert M. Featherstone
                                       Chief Financial Officer
                                       (Signing as Principal Financial and
                                       Accounting Officer and as Authorized)