Form 10KSB
period 1996-09-30
XATA CORP /MN/
filed 1996-12-30
CIK 854398

FORM 10-KSB

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

         For the fiscal year ended: September 30, 1996

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

         For the transition period from________________ to _________________

         Commission file number:  0-27166


                                XATA CORPORATION
                 (Name of small business issuer in its charter)

          Minnesota                                               41-1641815
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

500 East Travelers Trail, Burnsville, Minnesota                     55337
  (Address of principal executive offices)                        (Zip Code)

Issuer's telephone number:  (612) 894-3680

Securities registered under Section 12(g) of the Exchange Act:

                                  Common Stock
                                (Title of Class)


Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No[_]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year:  $10,313,014.

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: $26,848,254, based on 3,112,841 shares held by nonaffiliates as of December 19, 1996, and the closing sale price for said shares in the Nasdaq National Market as of such date.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 4,384,039 shares of Common Stock, as of December 19, 1996.


                       DOCUMENTS INCORPORATED BY REFERENCE

The registrant's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on February 20, 1997 (the "Proxy Statement") is incorporated by referenced in Part III of this Form 10-KSB to the extent stated herein. Except with respect to information specifically incorporated by reference in this Form 10-KSB, the Proxy Statement is not deemed to be filed as a part hereof. Such Proxy Statement is not filed herewith, but will be filed with the Commission not later than January 28, 1997. In addition, there are incorporated by reference in this report on Form 10-KSB certain previously filed exhibits identified in Part III, Item 13 hereof.

                                TABLE OF CONTENTS

                                                                           Page
                                                                           ----
PART I

Item 1.    Description of Business

Item 2.    Description of Property

Item 3.    Legal Proceedings

Item 4.    Submission of Matters to a Vote of Security Holders

PART II

Item 5. Market for the Common Equity and Related Stockholder Matters Dividend Policy

Item 6. Management's Discussion and Analysis or Plan of Operation Results of Operations
           Liquidity and Capital Resources

Item 7.    Financial Statements

Item 8. Changes in and Disagreement with Accountants on Accounting and Financial Disclosure

PART III

Item 9.    Directors, Executive Officers, Promoters and Control
           Persons; Compliance with Section 16(a) of the Exchange Act

Item 10.  Executive Compensation

Item 11.  Security Ownership of Certain Beneficial Owners and Management

Item 12.  Certain Relationships and Related Transactions

Item 13.  Exhibits and Reports on Form 8-K
          Reports on Form 8-K
          Exhibits

SIGNATURES


THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934. ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE PROJECTED IN THE FORWARD-LOOKING STATEMENTS AS A RESULT OF KNOWN AND UNKNOWN RISKS, UNCERTAINTIES, AND OTHER FACTORS DESCRIBED IN THIS REPORT, INCLUDING BUT NOT LIMITED TO COMPETITION; TIMING OF RECEIPT AND SHIPMENT OF CUSTOMER ORDERS; THE RESULTS OF MARKETING EFFORTS; THE EXPENSE AND TIME REQUIRED TO COMPLETE RESEARCH AND DEVELOPMENT EFFORTS; AND THE INTEGRATION OF ACQUIRED BUSINESSES.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL

         XATA is a leading provider of full-service logistics systems and solutions to the transportation and distribution segments of the fleet trucking industry. XATA's products and services unify all participants in a company's supply chain to facilitate the collection, communication and integration of information from multiple fleet operating areas. XATA's systems use onboard computers, fleet management software, route optimization software, and mobile communication capabilities to improve fleet productivity and profitability. XATA's solutions provide significant fleet savings and benefits through: increased fuel economy; improved routing and scheduling; reduced driver, clerical and compliance paperwork; reduced maintenance costs; improved driver performance and safety; and better customer service.

         XATA Corporation was founded in 1985 by William P. Flies to design, develop, and distribute computer information systems for use in non-office operating environments. Potential users of such systems are often not trained in the use of information devices or experienced with computer automation. Moreover, the environment for these extended applications is quite often harsh, involving temperature extremes, vibration, dust and dirt, elevated humidity, and rough handling. During this developmental period, management of the Company identified the fleet trucking industry, with its multiple mobile "remote offices," as an ideal "extended" information environment that was becoming increasingly receptive to onboard vehicle data recording, analysis, and utilization.

         The Company developed its first Transactional Computer in 1985. In late 1986, pilot installations with certain customers enabled XATA to learn the information needs of the industry. In 1988, after the enactment of federal legislation permitting electronic driver logs, XATA expanded its customer base from 5 fleets to 15 fleets. The Company's growth, however, was limited by a shortage of capital and, until 1990, by the need for cost-effective "in field" programmability. In 1990, the technology for nonvolatile memory with cost-effective "in field" programmability became commercially available. XATA incorporated this technology and other enhanced features in a newly designed XATA system, which it introduced to the market in May 1991.

         In December 1991, the Company became publicly held and obtained additional needed capital through a merger with a publicly held entity. Thereafter from 1991 through September 1994, the Company developed its system and significantly expanded both the number of its systems sold and the number of its customers. The Company has experienced operating profits beginning in the fourth quarter of the fiscal year ended September 30, 1994, and continuing throughout the fiscal year ended September 30, 1996. In addition, during fiscal 1996, the Company received net proceeds of approximately $4,945,000 from a public offering.

         In August 1996, the Company purchased substantially all of the assets of an unincorporated business known as Payne & Associates ("Payne"), an unincorporated division of Computer Petroleum Corporation, including software products that integrate information, communication, and Internet based technologies for trucking industry applications. Such products include Dispatch 2000, a feature rich dispatching application; Dealer Locator, an Internet-compatible software that quickly locates service facilities for drivers that need on-the-road assistance; SatCom, which uses wireless communications technology to allow the driver and dispatcher to exchange text messages in real time; SatMap, an automatic satellite positioning and mapping system that provides fleet managers with a real time, graphical view of vehicle locations; and LoadTracker, an Internet tool designed for online order entry, tracking, rating, and reporting for both shippers and carriers using the Internet. This acquisition provides the Company with capabilities in the application of global positioning system and wireless communications technology which extend and enhance the benefits of the XATA Distribution Information System.

         In October, 1996, the Company acquired all of the issued and outstanding equity securities of Key Logistics, Inc., a company which develops and markets RouteView. RouteView is a PC Windows(TM)-based software that automatically sequences and optimizes delivery routes on a daily basis. RouteView generates computer-rendered maps that display each delivery location on a route, sequences delivery locations to minimize mileage, and provides tools for the dispatcher to modify routes as necessary. The name "Key Logistics" is no longer in commercial use and Key Logistics' operations have been consolidated into the Company; however, Key Logistics, Inc. remains as a wholly-owned subsidiary of the Company. RouteView will be sold and marketed as both a stand-alone software package and as an integrated component of the XATA System.

         XATA directs its sales and marketing efforts to operators of "heavy duty" (Class 6, 7 and 8) truck fleets of 25 or more vehicles, which account for over 61% of the 2.9 million trucks in this industry segment. The commercial operation of large fleets of heavy duty vehicles entails significant capital investment and operating expenditures. Both for-hire and private carriers are fast becoming broad-based freight transportation providers that seek profit and increased efficiency outside of traditional boundaries. To date, fleet operators have focused largely on containing labor costs and purchasing more efficient equipment because they have lacked sufficient information to effectively monitor and develop programs to improve other aspects of fleet operations, including routing, scheduling and driver performance. An onboard information system can be a powerful tool to help contain costs and increase operational efficiencies and profitability through better truck and driver performance.

         The trucking industry is also characterized by increased demands for faster transit times and better service, as well as greater reliability and safety. Combined with escalating fuel and labor costs, and extensive regulation by federal and state authorities, these pressures necessitate the collection and analysis of detailed operational information. As a result, more fleet managers are evaluating the impact that onboard technology can have on containing costs, achieving efficiencies, and optimizing the performance of the entire transportation team. The XATA system provides information that enables fleet management and individual drivers to uncover and realize significant savings and benefits which improve performance.

         The core of the XATA system is the Fleet Management System ("FMS" or "Fleet Management System") software, an "expert" system that (i) automatically learns about each fleet's operation to establish a standard for each driver, vehicle, route, delivery point, and other operational data, (ii) detects and notes exceptions to management guidelines using its extensive reporting and analysis capabilities, and (iii) interfaces with the fleet's centrally-based management information system to provide timely information for use in existing corporate applications such as billing, payroll, incentive programs, and tax and safety compliance reporting. The FMS software contains several discrete applications and subsystems that determine the amount and type of information to be collected by the fleet's vehicles. These applications include route dispatching, state fuel tax monitoring, fuel cost management, preparation of driver logs, and driver incentive tracking. The software recognizes each vehicle as a valid data entry point, automatically collecting and compiling information encountered during a truck's trip for later processing into the fleet's master database. These new values are then "learned" by the system. Management can tailor the software to address a wide range of operational parameters that reflect company guidelines, fleet standards, and recordkeeping needs. Comprehensive management reporting capabilities assist with exception review and resolution by highlighting only those values that lie outside of defined ranges, saving significant time in utilizing the information. The FMS software typically runs on one PC per site and is connected to the fleet's central management information system. In addition, the XATA system is designed to interface with third party routing, communications, and global positioning systems, as well as other complementary products.

         In addition to the FMS software, the XATA Distribution Information System includes (i) an onboard Driver Computer, with a touch-sensitive screen installed in the cab of the truck and connected to various sensors throughout the vehicle, which provides real-time information to the driver and accepts driver input regarding operations; (ii) a Data Station, typically located at terminals where trips begin and end, which stores information for retrieval by the driver and the FMS software; and (iii) an individual, electronic Driver Information Key, which is used to store and exchange information between the system's hardware components.

         In 1997, in the continuing evolution of its system architecture, the Company intends to introduce the Mobile Application Server ("MAS"), which will be the primary hardware platform for future enhancements to the XATA System. This platform enhances the onboard functionality of the Driver Computer by providing additional processor and memory resources necessary for more advanced applications, by supporting additional connectivity to peripheral devices, and by increasing the level of systems integration on the vehicle.

THE TRUCKING INDUSTRY

         The trucking industry, with annual revenues around $300 billion, is the major component of the transportation sector of the United States' economy, accounting for 78% of the nation's freight bill and 3% of the gross national product. Notwithstanding changes which are likely to occur within the industry, as discussed below, published economic forecasts indicate that the trucking industry's share of the total transportation market in the United States is likely to remain relatively stable. Private carriers and for-hire carriers comprise the two major fleet categories within the trucking industry. "Private carriers" are manufacturers, wholesalers, merchants and other companies who transport their own goods using equipment that they own or lease. "For-hire carriers" are companies whose primary business is trucking and who transport freight that belongs to others. Both private and for-hire carriers are fast becoming broad-based freight transportation providers who seek operating efficiencies or profit opportunities, respectively. The Company believes that the following trends are significantly impacting the industry and are resulting in increasing competitive pressures and an accelerated rate of change:

         1. Further industry consolidation, as shippers demand more service and logistical management. Only the most efficient companies will survive.

         2. Continued growth of outsourcing and leasing arrangements as manufacturers consider the expense of maintaining their own fleets.

         3. Further legislation on driver health, safety, and the environment (including stricter hours-of-service regulations), which will drive up the cost of compliance.

         4. Continued revolutionary changes in trucking technology, as these capabilities become standard features for all truck operations.

         5. Continued shortage of qualified drivers for heavy-duty trucking operations, driven by relatively low wages, a poor public image, and demanding work.

         6. Continued emphasis on effective management of the movement of goods from the source of supply to the final customer (supply chain management).

         Management of the Company believes that there is, and will continue to be, significant demand in the fleet trucking industry for onboard information systems, principally because the use of this technology enables trucking companies to respond to competitive pressures with significant cost savings and efficiencies and because a significant replacement market exists for upgrading the systems of prospective customers who utilize outdated technologies.

TARGET MARKET

         Overall, there are currently approximately 12 million trucks that operate in private or for-hire fleets of ten or more vehicles in the United States. XATA's current target market consists of the approximately 2.9 million Class 6, 7 and 8 "heavy duty" trucks which are designed to carry large amounts of cargo over long distances. To date, XATA has concentrated its sales and marketing efforts on fleets of 25 or more vehicles, which include approximately 61% of the heavy duty trucks in operation. The Company believes there is an increasing demand by the management of these fleets for improved fuel economy, productivity, and profitability. Heavy duty commercial trucking fleets are characterized by a significant investment in equipment, valuable cargo, relatively high operating costs, significant annual mileage per vehicle, and extensive federal and state compliance reporting requirements. In general, any fleet with ten or more vehicles has a sufficient capital investment in fleet equipment and related operating costs to require the services of a fleet manager to ensure efficient deployment of the fleet's assets. Investment in equipment includes the cost of each tractor, at an average cost of $75,000, and each trailer, at an average cost of $50,000. Heavy duty vehicles typically travel 100,000 miles per year with fuel economy figures of five to seven miles per gallon ("mpg"), and fuel costs may average $20,000 per year. These costs, plus driver costs exceeding $0.25 per mile, insurance costs of up to $10,000 per vehicle per year, and expenses related to maintenance, dispatchers, safety directors, clerical support and support equipment make the efficient operation of each vehicle an essential and complex part of fleet management. Accordingly, accurate and timely data collection and analysis is necessary to enable fleet management to sustain and increase profitability.

         In addition to management information needs, extensive operational data collection and reporting is mandated by federal and state agencies. For example, the Federal Highway Administration ("FHWA") imposes strict work hour rules on drivers and requires maintenance of driver logs. Drivers of hazardous loads are subject to additional regulation and documentation requirements. Failure to maintain legally required driver logs can result in the permanent revocation of a driver's commercial drivers license, substantial fines and, in the case of an accident, potential liability for the trucking company and its management. Although insurance companies and other safety-minded organizations are lobbying to mandate electronic logs to improve the accuracy of recordkeeping, there is no assurance that legislation or regulation mandating such logs will be adopted in the near future. FHWA regulations currently allow, but do not require, onboard electronic driver logs.

         Added to the extensive federal regulation of the industry is regulation by each of the 50 states. In general, each state requires that each vehicle pay state fuel taxes based on the amount of fuel that is consumed while in that state. Compliance requires the driver to record state border crossing information and fuel purchase information. Many long haul vehicles cross up to 25 state borders per week, resulting in significant paperwork for the driver, the clerical staff of the carrier and the carrier's fuel tax return preparer. To complicate an already large paperwork requirement, these records must be maintained at the vehicle domicile location (i.e., home base for a fleet of trucks) and at the carrier's headquarters for access by state fuel tax auditors and by federal driver log compliance personnel.

COMPETITION

         Until the late 1970's, when Rockwell International introduced a product called the TripMaster, onboard driver information was limited to engine gauges and rudimentary tachographs. The TripMaster is an electronic version of the tachograph that records road speed and engine speed in an electronic memory rather than on paper. This data can be retrieved by numerous means, such as cables or computers, and can be transferred to office equipment for presentation in a format more readable than that produced by the tachograph. Other suppliers of electronic tachograph equipment followed suit with similar products. In the mid-1980's, CADEC Systems, Inc. (which was later acquired by Cummins Engine Company, a large manufacturer of truck diesel engines) appeared in the market with the first onboard driver interaction product, consisting of a keyboard containing a single line screen. In addition, Eaton Corporation, a major manufacturer of commercial truck components, has announced its intention to market products with features similar to the Company's system.

         The Company believes that although the XATA system is, in some instances, more expensive than the products described above, none of these products offers all of the features of the XATA system. Moreover, the XATA system is easy to use and offers significant advantages over competing products in identifying cost savings and efficiencies.

         Sophisticated onboard communication systems were introduced to the heavy duty trucking market in 1987 for the purpose of providing nationwide two-way communication between vehicles and management sites. Today, Qualcomm, Inc., a California-based company that produces and markets a satellite based vehicle tracking and communication system, has captured a significant portion of the onboard communications market. HighwayMaster Communications, Inc., a Texas-based company, has introduced a nationwide cellular-based communication system that provides both voice and data transmissions.

         Although communication systems are not in direct competition with XATA's products, and are, in fact, complementary to XATA's system, they compete for a fleet's "onboard budget." XATA believes that trucking fleets that purchase communication systems will eventually augment those systems with the capabilities of an onboard system such as the XATA system, and conversely, that those who purchase the XATA onboard system may augment that system with the purchase of a complementary communication system. Therefore, the Company is working to establish alliances with companies offering additional communication products so that it can provide its customers with a total onboard solution.

DESCRIPTION OF THE COMPANY'S PRODUCTS AND SERVICES

         The XATA Distribution Information System extends a fleet's corporate information network from the office into the vehicle by collecting critical logistics information and electronically circulating that data throughout the entire fleet management and operations team, as well as certain other corporate areas which are connected through the user's corporate management information system. The goal of the XATA system is to automatically collect the information available from the vehicle and to accurately capture the information available from the driver only once, at the time of the initial encounter. This information is then analyzed and selectively presented to transportation team members at a time and in formats intended to increase productivity and improve profitability.

         The XATA system consists of four basic components, more fully described below, which work together to provide fleet management with the tools to collect and analyze accurate information generated during vehicle operation.

         1. FLEET MANAGEMENT SYSTEM SOFTWARE. The core of the XATA system is the FMS software, a software package designed to analyze and report on a fleet's operation in conjunction with the hardware configuration required by the fleet's operating environment. Hardware configuration typically is impacted by the type(s) of vehicles and engines, type(s) of operation, fleet size, number of sites, and type of industry. The software undergoes extensive beta site testing and new versions are released on a controlled basis.

         The FMS software is a fully integrated system. Even with the addition of optional software modules, navigation through the system is seamless. The interface to the FMS software is a DOS menu-driven platform that allows swift navigation to any screen in the system through four character codes. The menus are organized in a tiered, or tree-like, structure, as opposed to the pull-down menus common in desktop applications. Consistent function key capabilities exist throughout the system to assist operators with data entry.

         The FMS software learns about key logistics activities in each fleet's operation and uses this learned knowledge, as well as operational parameters that reflect company guidelines and fleet standards, to detect and report exceptions to such data and standards. The complete package of FMS software typically runs on one PC per site and is connected to the fleet's central management information system.

         The FMS software contains a number of software applications designed to collect, compile, and analyze the information that flows from the operation of a fleet of vehicles and to build that information into a learned history, with detailed information on drivers, vehicles, routes and customers. These applications determine the capabilities of the system's hardware components, including the Driver Computer and Data Station, described below. Examples of these applications include route dispatching, driver logs, fuel management, state fuel tax, and driver incentives.

                  ONBOARD FUEL MANAGEMENT. Every XATA Driver Computer has real-time fuel management. Fuel consumption is sensed ten times per second, electronically captured, and continually displayed for the driver. Drivers can use this information to alter speed and gear shifting to improve fuel economy.

                  ONBOARD ELECTRONIC LOGS. Every XATA Driver Computer automatically maintains a complete electronic driver log that complies with United States Department of Transportation ("DOT") regulations. Driver logs can be recalled for the prior eight days at any time and paper records are not required onboard, at the domicile, or at carrier headquarters. Moreover, the driver's remaining driving time, as limited by DOT regulations, is constantly displayed.

                  ONBOARD ROUTE DISPATCH. Every XATA Driver Computer is capable of receiving complete trip plan data from the Route Dispatcher subsystem. During the route, the Driver Computer collects comprehensive stop and leg information, thus providing a comparison between planned events and actual data. The Driver Computer can receive dispatch data that guides drivers through their routes with step-by-step instructions. Since the XATA system measures actual miles versus the geographic miles utilized in most routing packages, the collected information can be used to test and improve the performance of routing software.

                  STATE FUEL TAX. All fuel consumption and mileage driven is electronically captured, and all fuel purchases by state and all state crossings are entered by the driver as they occur. This data can be transferred directly to the fleet's fuel tax processor.

                  DRIVER INCENTIVES. The Driver Incentives application allows the creation of incentive programs for all drivers, specific drivers, or fleet management that are tailored to fleet objectives, such as fuel economy or delivery performance. Because the XATA system learns the performance standards associated with each specific driver and vehicle, fleet management can create objective incentive programs based on recorded operational data. Incentive plans are created in the Fleet Management System and transferred to the Driver Computer, which uses this plan detail to compute incentive points for the driver during trips.

         The software recognizes each Driver Computer as a valid data entry point, and therefore as a mobile extension of the XATA system, automatically establishing learned standards for that entity. Information encountered at any point in the logistics process becomes part of the data stream and is built into the fleet database. Once this learned history is established, data collected during trips can be used to detect and report exceptions that assist management in achieving fleet objectives. More specifically, as the FMS software learns about the fleet's operations it (i) generates analyses to assist with future route planning and trip scheduling, (ii) detects and highlights exceptions to fleet standards through an extensive set of reports, and (iii) provides information for existing corporate applications such as billing, payroll, incentive programs, and compliance reporting.

         Trip data collection and processing into the database is done by batch mode only. Trip data collected from the Driver Computer is sent into the FMS editor for review and correction by fleet management before being compiled into the database. The FMS software includes more than ten features which ensure the integrity and consistency of information collected from fleet operations and allow for the meaningful presentation of that information for fleet operators.

         Users of the XATA system also may purchase a single site or corporate license for one or more of the optional software subsystems that augment the FMS software with features not included in the base system. These subsystems, described below, are fully integrated into the XATA system and can be utilized in conjunction with all other software features.

         * CUSTOM EXPORT, which creates exports from data extracts at a summary level in comma delimited, ASCII, or DIF file formats that can be used in most common application programs.

         * CUSTOM REPORTS, which allow users to develop their own reporting formats which they can save and run alongside XATA's standard reports.

         * ROUTE DISPATCHER, which defines and plans fleet routes and trips by incorporating the learned history of drivers into a complete activity performance plan that is transferred to a Driver Computer.

         * FLEET INCENTIVES, which create incentive programs tailored to fleet objectives for all drivers, specific drivers, or the fleet management team.

         * XATASCOPE, which electronically tracks, collects, and stores vehicle speed and distance data down to a "second-by-second" level of detail for use in accident analysis.

         * MULTIVIEW, which expands the capabilities of the FMS software to handle multiple fleets and multiple operations within the same database.

         * TRIP DETAIL EXPORT, which exports all data elements collected during a trip into an ASCII flat file format that can be used in most common application programs.

         * SEAMLESS, which allows a customer's transportation management system to activate and utilize FMS software capabilities as if such capabilities were an integral part of the external system.

         * CUSTOM ONBOARD COMMANDS, which allows the fleet to define up to eight new commands and associated data screens for the Driver Computer.

         * CARGO EQUIPMENT, which allows the fleet to designate the identification and specification of cargo equipment, such as pallets and containers, and to track the detail activity of this equipment.

         In addition, customers may obtain special customized software enhancements by placing a request through either their XATA account executive, their customer support representative, or a systems engineer. Such requests are entered into a product enhancement database and reviewed and prioritized by a product committee based on customer and market needs. If the product can be developed as a standard XATA offering, the costs of development are generally not charged to the customer, unless an unusually aggressive time frame requires a reallocation of resources.

         Modifications to software are incorporated into either a new release or a new version, depending on the scope of development. With any new version, the FMS software, the Driver Computers, and the Data Stations are upgraded, usually one site at a time.

         SOFTWARE INTERFACES. XATA is continually evaluating partnerships with other industry companies that develop and market technologies complementary to onboard information systems, including routing and communications systems. These partnerships broaden XATA's market exposure, provide added value to customers who want to utilize more than one technology to increase efficiencies, generate additional prospects through referrals, and provide a method for exchanging valuable data between different applications. For example, the XATA system interfaces to a number of popular routing systems, including those offered by RoadNet, ROADSHOW, and Manugistics. These interfaces allow the input of a trip plan optimized by a routing package into XATA's Route Dispatcher subsystem located within the FMS software, where it is downloaded to a Driver Computer for use by a driver during a trip. In turn, the interface allows the output of trip detail collected by that Driver Computer to be put back into the routing system for comparison and analysis. The interface extends the capabilities of the routing package because, upon completion of the trip, the XATA system exports collected trip detail back into the routing system, from which the routing software can compare actual to planned results, and can adjust the next trip to improve performance.

         2. DRIVER COMPUTER. The Driver Computer is an onboard computer that combines touch-screen technology, a microprocessor, and customizable software to electronically capture and communicate information that flows from the operation of the vehicle. Using vehicle sensors and driver inputs, the Driver Computer automatically records and displays accurate information on vehicle performance to the drivers. The functionality of the Driver Computer is enhanced for the non-office environment by the following features:

         * TOUCH-SENSITIVE SCREEN, providing a safe, user-friendly, and efficient method for interacting with the Driver Computer.

         * RUGGED CONSTRUCTION, designed to resist the vibrations, temperature extremes, dirt, and chemicals associated with harsh operating conditions in the trucking industry.

         * LARGE, EASY-TO-READ DISPLAY, including a 3 x 7 screen displaying 4 lines, each with 20 characters of information which are 1/2" high and match the size of a human finger, allowing for easy and reliable data entry.

         * ILLUMINATED DISPLAY, including an easily adjustable electroluminescent panel for low ambient light, which is clearly visible both day and night.

         3. DRIVER INFORMATION KEY. The Driver Information Key is an electronic storage device with the approximate size and shape of a normal vehicle key that provides a portable, powerful, secure method for transporting information between the Data Station and the Driver Computer in a paperless, electronic format. Each Driver Information Key is capable of storing the driver's identity, as well as the driver's logs, dispatch data, and trip data with respect to multiple trips. Every Driver Computer contains a key receptacle that will receive the Driver Information Key. Driver Information Keys can be programmed to perform specific functions depending on the identity of the user. Driver Information Keys provide a user-friendly mechanism to: (i) transfer trip plans (dispatch data), completed trips, and driver logs to and from Driver Computers;
(ii) program Driver Computers with fleet performance standards, exception thresholds, and other security/control data, and (iii) access maintenance, diagnostic, and repair information from electronic engines and other vehicle operating systems.

         4. DATA STATION. The Data Station has the same physical appearance as the Driver Computer, but contains software that performs a different function. The Data Station facilitates the collection, storage and transfer of information between the Driver Computer and the FMS software, operating primarily as a transfer mechanism between these two components. For example, the FMS software can be used to create a table of typical reasons why drivers are delayed in completing a customer delivery. This table can be transferred from the FMS software to a Data Station, where it is retrieved by a driver via a Driver Information Key, and then transferred to a specific vehicle's Driver Computer.

         Data Stations are located at terminals, where trips begin and end, and are typically set up for easy access. Drivers use the Data Stations to exchange information upon returning from a trip, allowing them to operate on a schedule independent of fleet management, without the need to physically interchange paper after each day's work.

         A Data Station directly interacts with the Driver Information Key and the FMS software. In relation to the Driver Information Key, the Data Station transfers dispatch data onto a Driver Information Key at the beginning of trips and offloads actual trip data from the Driver Information Key at the end of trips. In relation to the FMS software, the Data Station connects directly to a PC to transfer offloaded trip information to the FMS software or to transfer a new trip plan to a Data Station for retrieval by drivers. A Data Station can also be accessed via a PC modem to remotely transfer information to or from any fleet site.

         5. XATASERV CUSTOMER SERVICE PROGRAM. XATAServ is the Company's comprehensive customer service program, offering a wide range of support options designed to provide customer-focused solutions for operation of the XATA System. XATAServ is typically purchased at the time of the initial order and provides assistance in all areas, beginning with rollout and installation, and including training and support of ongoing operations. The XATAServ program is in addition to the limited warranty included in the base price of the system.

PAYNE & ASSOCIATES

         In August 1996, the Company acquired substantially all of the assets of Payne & Associates ("Payne"), an unincorporated division of Computer Petroleum Corporation. Payne's principal products are Dispatch 2000, Dealer Locator, LoadTracker, and SATMAP 2000. Dispatch 2000 allows a dispatcher to manage the entire dispatch process using one application, from order entry, to equipment tracking and trailer management, through final invoicing and driver settlement. An order wizard tracks the status of each load, on-screen in real time, as it flows through the dispatch system. Dispatch 2000 uses a distance-based filtering system for driver-load matching that can actually measure the distance from a driver to a load, and vice versa, speeding the dispatch process and optimizing load matching. Dispatch 2000 interfaces with SATMAP 2000, a satellite messaging interface that allows drivers to communicate with dispatchers electronically via satellite communications. Dispatch 2000 also has multi-tasking and multi-user capabilities.

         Dealer Locator provides immediate information on dealer and repair facilities that service tractors and trailers. A database of over 30,000 qualified dealers is accessible by specific facilities (Goodyear tire dealers, for example) and general categories (truck repair, towing, etc.). Database entries include address, phone number, contact person, hours of service, and special capabilities. Dealer Locator locates a truck via telephone number, satellite interface or GPS, then locates the nearest repair facility by distance and direction, and lists all others in descending order. The location of the truck and nearest repair facilities can be viewed on a map. Dealer Locator also allows the user to create a preferred network of dealers within the application. Dealer Locator is also available in an internet version, Internet Locator, that can be set up on a company's home page rather than installing it at every facility.

         LoadTracker uses the Internet for tracking loads, entering orders, obtaining rates, and accessing reports. Instead of calling the carrier's customer service department, a customer can connect with a LoadTracker site on the Internet, enter a purchase order number, and receive detailed shipment status. Users can also view the shipment's location on a digital map. Loads are tracked almost instantly from a central database at a very low transaction cost.

         SATMAP 2000 is a powerful communication software application that allows custom control of all inbound and outbound fleet messaging. SATMAP 2000 automatically captures satellite communications, radio message, and position reports from vehicles, and displays them on a detailed digital map in a real-time environment.

KEY LOGISTICS

         In October 1996, the Company acquired all of the capital stock of Key Logistics, Inc., which is now a wholly-owned subsidiary of the Company. Key Logistics' principal product is RouteView, a PC Windows(TM)-based software system that automatically sequences and optimizes delivery routes on a daily basis. RouteView generates street-detailed maps that display each delivery location on a route, sequences delivery locations to minimize mileage and provides tools for the dispatcher to modify routes as necessary. RouteView is designed to automate the everyday tasks and tools of the routing process in a way that is simple, understandable, and easy-to-use. RouteView assigns stops to routes based on geographic territory, then sequences stops within these routes to minimize miles in the same manner as a dispatcher performing these tasks manually. Additional RouteView Tools allow the user to view the effects of route changes before implementation.

MARKETING

         XATA sells its onboard information systems to the fleet trucking industry nationwide through its direct sales force and an OEM agreement. The efforts of the direct sales force are supported, when necessary, by systems engineers, who have a strong working knowledge of the typical hardware and software configurations required by fleet operations, and by technical support representatives with experience in integrating the XATA system into fleets in similar industries under similar operating conditions. XATA is currently focusing its sales and marketing efforts on larger fleets within specific industry groups that have experienced significant benefits with the XATA system, including food distribution and processing, petroleum production and marketing, and retail/wholesale delivery.

         The Company uses exhibits at selected industry conferences to promote XATA name awareness, demonstrate its products, and obtain additional sales opportunities. XATA actively pursues speaking opportunities at such trade shows for its customers who have gained efficiencies in fleet operations using the Company's technology.

         The Company augments its targeted marketing efforts through XATA University ("XATA U"), which is an overview course on the XATA system that is held on a regular basis for companies in the process of selecting an onboard system vendor. XATA U participants receive an overview of onboard technology, the applications available for the fleet trucking industry, and the functionality of the XATA system. The sessions are typically attended by transportation, fleet safety, MIS or corporate managers involved in purchasing onboard computers for their fleet. Over the course of two days, participants learn about daily operation of the XATA system, experience actual driver training, visit XATA's headquarters, and meet other transportation professionals with similar needs.

MAJOR CUSTOMERS

         Net sales during the fiscal years ended September 30, 1996 and 1995 to customers who accounted for more than ten percent of revenue in either of such years are as follows:

                                                     Years Ended September 30,
                                                 -------------------------------
                                                    1996                  1995
                                                 --------------    -------------
                                                       Percent of Net Sales
                                                 -------------------------------
Ryder Integrated Logistics, Inc. (formerly known     45%                   29%
as Ryder Dedicated Logistics, Inc.)
Whirlpool Corporation                                 *                    24%

*  Net sales were less than ten percent of total net sales.

         Although the Company anticipates growth in its customer base as its sales volume increases, it is likely to continue to be dependent in the near future on a few major customers who may change from year to year. Loss of any major customer or failure to expand the Company's customer base could adversely affect the Company.

MANUFACTURING, PRODUCTION, AND QUALITY CONTROL

         The Company subcontracts the manufacture and assembly of its major components, pursuant to the Company's specifications. All such suppliers have entered into confidentiality agreements with respect to the Company's proprietary technology used in manufacture and assembly. Although such suppliers provide necessary labor and material components, the Company performs inventory management, quality control management, and final system downloading at XATA's facility. XATA believes its current suppliers can provide production volumes to meet its anticipated increases in product demand and is not aware of any difficulty experienced by its suppliers in obtaining raw materials for manufacture. Other than purchase orders, the Company has no written supply agreements with its suppliers.

PATENTS, TRADEMARKS, AND COPYRIGHTS

         "XATA" is a trademark registered with the United States Patent and Trademark office. All computer programs, report formats, and screen formats are protected under United States copyright laws. In addition, the Company has been issued a design patent by the United States Patent and Trademark Office which covers the design of its computer display. The Company's software programs have not been patented. The Company intends to protect and defend its intellectual property rights vigorously.

RESEARCH AND DEVELOPMENT

         The Company's market position is based on its strong research and development capability and its market technology leadership. Management believes that product development must continue in order to maintain this market position, to integrate industry requirements, to respond to market opportunities, and to keep abreast of technological change, which is expected to continue at a rapid pace. The Company employs systems engineers who are engaged in numerous development projects led by William P. Flies, the Company's founder and Chief Technical Officer. Along with customer-driven requirements, much of the impetus to adopt new technologies will come from suppliers, shippers, government, and other non-industry influences that are endorsing the use of reliable, low-cost technologies to increase overall industry efficiency. These new technologies include global positioning systems, onboard communications (cellular, satellite, wireless, paging), and trailer identification. Research and development expense was approximately $505,000 for fiscal 1996 and $506,000 for fiscal 1995.

EMPLOYEES

         As of September 30, 1996, XATA's staff included 62 employees and 5 contractors. Although employees are organized as an integral XATA team, their primary assignments, including independent contractors, are as follows: 11 in administrative, finance, and MIS; 24 in sales and customer service; 4 in logistics; and 28 engineering, product design, and development.


ITEM 2.  DESCRIPTION OF PROPERTY

         The Company leases 12,700 square feet of a 45,650 square foot office/warehouse building in Burnsville, Minnesota, a southern suburb of Minneapolis. XATA has used this facility since 1986 as its principal executive office and manufacturing facility. Its lease, which terminates in 1997, has a monthly cost of approximately $10,000, which includes operating costs. The Company anticipates additional space requirements during fiscal 1997 and beyond and believes that suitable space is available at this location or elsewhere on terms acceptable to the Company.

         The Company's Payne operation leases 3,150 square feet in an office building in Peoria, Illinois. The lease terminates in the year 2000 and has a monthly rental of $3,100, including operating costs. The Company believes that this space is adequate for its needs at this location for the foreseeable future.

ITEM 3.  LEGAL PROCEEDINGS

         None


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

                                     PART II

ITEM 5.  MARKET FOR THE COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The following table sets forth the quarterly high and low closing bid prices in the over-the-counter market for the Company's Stock, as reported by the National Association of Securities Dealers' OTC Bulletin Board (the "OTC Bulletin Board") for the fiscal years ended September 30, 1995 and 1996 (through December 19, 1995). The Company's Common Stock is traded under the symbol "XATA." Such quotations represent interdealer prices, without retail markup, markdown or commission, and do not necessarily represent actual transactions.


                                                               CLOSING BID PRICE
                                                               -----------------
                                                                LOW        HIGH
                                                                ---        ----
FISCAL YEAR 1995
First Quarter.................................................  1-1/8     2-1/4
Second Quarter................................................  1-1/4     1-7/8
Third Quarter.................................................  1-1/2     2
Fourth Quarter (through Sept. 7, 1995)........................  2         2-7/8
Fourth Quarter (Sept. 8, 1995 through Sept. 30, 1995)(1)......  5-5/8     9-3/8

(1) A one-for-three reverse stock split occurred effective September 8, 1995. Prices reported for periods prior to that date have not been adjusted to reflect the split.

Effective December 20, 1995, the Company's stock commenced trading in Nasdaq National Market ("NM"). The following table sets forth the quarterly high and low sales prices as reported by the NM commencing December 20, 1995. The low and high closing bid prices for the Common Stock for the period October 1 - December 19, 1995 as reported by the OTC Bulletin Board were 7-7/8 and 9-1/2, respectively.
---------------------------


                                                                 SALE PRICE
                                                                 ----------
                                                               LOW       HIGH
                                                               ---       ----
FISCAL YEAR 1996
First Quarter (Dec. 20, 1995 - Dec. 31, 1995).................  7         8
Second Quarter................................................  7         7 5/8
Third Quarter.................................................  6-5/8     11-1/4
Fourth Quarter................................................  8-1/4     11-1/2

         As of December 19, 1996, the Company's Common Stock was held of record by 81 holders. Registered ownership includes nominees who may hold securities on behalf of multiple beneficial owners.

DIVIDEND POLICY

         The Company has never paid cash dividends on any of its securities. The Company currently intends to retain any earnings for use in its operations and does not anticipate paying cash dividends in the foreseeable future. Future dividend policy will be determined by the Company's Board of Directors based upon the Company's earnings, if any, its capital needs and other relevant factors.

RECENT SALE OF UNREGISTERED SECURITIES

         In October 1996, the Company issued an aggregate of 41,558 shares of its Common Stock to the two shareholders of Key Logistics, Inc., in exchange for all of the issued and outstanding stock of Key Logistics. Such shares were issued in reliance upon exemption from registration under Section 4(2) of the Securities Act of 1933 (the "Act"). Key Logistics, which is currently a wholly-owned subsidiary of the Company, is a developer of fleet routing software called "RouteView," which allows truck fleet managers to download or type a list of delivery addresses into the system. See Item 1. Business - Key Logistics. In addition, pursuant to the Payne acquisition, the Company has issued 9,375 shares of Common Stock, and has commitments to issue an additional 37,500 shares, to several employees of Payne, who are now employees of the Company, in discharge of certain obligations of Payne which were assumed by the Company. Such shares will be issued in reliance upon the exemption from registration under Section 4(2) of the Act.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         The Company develops, markets, and services fully-integrated, mobile information systems for the fleet trucking segment of the transportation industry in the United States. XATA systems utilize proprietary software, onboard touch-screen computers, and related hardware components and accessories to capture, analyze, and communicate operating information that assists fleet management in improving productivity and profitability. Pursuant to contractual arrangements with certain customers, the Company also provides warehousing services for completed systems where ownership has transferred.

         Revenue for sales of the Company's systems is recognized when ownership transfers to the customer, which is generally upon shipment. Pursuant to certain contractual arrangements discussed above, revenues are recognized for completed systems held at the Company's warehouse pending the receipt of delivery instructions from the customer. These arrangements have not had a significant effect on the Company's working capital. Revenue from extended warranty and service support contracts is deferred and recognized ratably over the contract period.

         On August 23, 1996, the Company acquired certain assets and assumed certain liabilities of Payne & Associates ("Payne") for approximately $2,400,000 in cash and Company Common Stock, issued and to be issued, valued at approximately $510,000. Payne develops and sells software products that integrate information, communication and Internet based technologies for trucking industry and other applications. The acquisition was accounted for as a purchase and accordingly, the results of operations for Payne are included with the Company's since the date of the acquisition. The operations of Payne did not have a material effect on the Company's results of operations for fiscal 1996. (See pro forma results of operations in Note 2 to the financial statements.)

THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934. ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE PROJECTED IN THE FORWARD-LOOKING STATEMENTS AS A RESULT OF KNOWN AND UNKNOWN RISKS, UNCERTAINTIES, AND OTHER FACTORS DESCRIBED IN THIS REPORT, INCLUDING BUT NOT LIMITED TO COMPETITION; TIMING OF RECEIPT AND SHIPMENT OF CUSTOMER ORDERS; THE RESULTS OF MARKETING EFFORTS; THE EXPENSE AND TIME REQUIRED TO COMPLETE RESEARCH AND DEVELOPMENT EFFORTS; AND THE INTEGRATION OF ACQUIRED BUSINESSES.

RESULTS OF OPERATIONS

         NET SALES. The Company had net sales of $10,313,000 for fiscal 1996 compared to $7,130,000 for fiscal 1995. This represents an increase of $3,183,000 (or 44.6%) for fiscal 1996 over the previous fiscal year. The sales increase is primarily attributable to delivery of additional systems to existing customers, primarily to a major customer (see Note 11 to the financial statements) and to new customers generated from increased awareness of XATA's system capability in the trucking industry. Revenue from new customers in fiscal 1996 totaled approximately $2,900,000, with the balance representing systems and support sales to existing customers. The Company currently anticipates continued revenue growth in 1997.

         GROSS PROFIT. The Company had a gross profit of $4,841,000 (46.9%) of net sales) for fiscal 1996 compared to a gross profit of $3,021,000 (42.4% of net sales) for fiscal 1995, representing an improvement in gross profit percentage of 10.6% in 1996 in comparison to 1995. The improvement in gross profit resulted primarily from increased sales, which resulted in allocation of fixed direct costs over a larger number of products and in lower material costs from greater volume purchases of components. Beginning in fiscal 1994 and continuing to the present, the Company has increasingly used outside vendors to manufacture and assemble component parts. The Company anticipates that this change will continue to have a number of beneficial results, including lower average component costs, better quality, and shorter lead time for shipment of customer orders and lower overall inventory levels. These beneficial results may be offset in part by increased costs associated with a higher level of customer support and increased software amortization due to software acquired in the Payne acquisition, which will total approximately $300,000 in fiscal 1997, and increasing internally capitalized software development costs. Gross margins are dependent on product sales mix and discount of volume shipments to certain customers. The Company anticipates gross margins to increase slightly in fiscal 1997.

         OPERATING EXPENSES. Operating expenses include research and development, selling expenses, and general and administrative expenses. Total operating expenses were $3,517,000 for fiscal 1996 (34.1% of net sales) compared to $2,228,000 for fiscal 1995 (31.3% of net sales).

         Operating expenses other than research and development were $3,012,000 in fiscal 1996 (29.2% of net sales) compared to $1,722,000 in fiscal 1995 (24.2% of net sales). The increase of $1,290,000 in fiscal 1996 compared to fiscal 1995 was primarily due to planned increases in sales and marketing personnel and other marketing expenses plus other infra-structure additions associated with a higher level of sales. Operating expenses are expected to continue to increase in fiscal 1997, due to continued investment in the sales and marketing area, as well as increased goodwill amortization expense of approximately $250,000 resulting from the Payne and Key Logistics acquisitions.

         The Company's market position is based on its strong research capability and its technology leadership. The Company has significantly increased its expenditures for research and development including its capitalized software development costs. Expenditures for research and development, net of capitalized software development costs, are charged to operations as incurred. These charges amounted to $505,000 for fiscal 1996 and $506,000 for fiscal 1995. The increases in recent years occurred as the result of planned increases in personnel and expenses related to new system capabilities. Software development costs are capitalized after the establishment of technological feasibility of new products or enhancements. Capitalized software development costs are amortized to cost of sales over a two-year period. Capitalized software development costs, before amortization, were $664,000 for 1996 compared to $323,000 for 1995. The increases are due to development of enhancements and new software versions to respond to industry requirements and specific customer needs. The Company anticipates that expenditures for research and development and software development will continue to increase in 1997 over the 1996 level.


INCOME TAXES

         Federal and state income tax benefit was $34,000 in fiscal 1996 compared to $0 in fiscal 1995. In 1996 and 1995, substantially of the Company's taxable income was offset by available net operating loss carryforwards. At September 30, 1996, substantially all of the Company's net operating loss carryforwards have been utilized. Prior to 1996, the Company had recorded a valuation allowance against its net deferred tax assets due to uncertainty of realization. In 1996, due to significant profitable operations, the Company reduced the valuation allowance to $0. As a result, the 1996 income tax benefit consists of the reduction of this valuation allowance of $70,000 offset by $36,000 of currently payable taxes. In future periods, the effective income tax rate will significantly increase to approximately 40%.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's working capital at the end of fiscal 1996 was $5,543,000 compared to $1,680,000 at the end of fiscal 1995. The improvement of $3,863,000 during fiscal 1996 was primarily the result of the $4,945,000 of net proceeds from a public offering of Common Stock in December 1995, plus $1,554,000 of net income achieved during 1996, reduced by $2,412,000 in cash used to acquire Payne. At September 30, 1996, cash, cash equivalents, and available for sale securities totaling $3,767,000 are held primarily in funds composed of short-term commercial paper, corporate bonds, government bonds, and U.S. Treasury notes until such time as required by operations.

         Cash flows provided by operating activities during fiscal 1996 totaled $1,954,000, resulting primarily from net income of $1,554,000, plus depreciation and amortization of $578,000, and increases in accounts payable, accrued expenses, and deferred revenue of $1,168,000, offset by increases in accounts receivable of $1,361,000. The significant increase in accounts receivable at September 30, 1996 was due to the significant increase in sales in the fourth quarter of fiscal 1996 over the prior fiscal year. During fiscal 1995 cash flows provided by operating activities totaled $129,000, resulting primarily from net income of $787,000, plus depreciation and amortization of $305,000, and increases in accounts payable and accrued expenses of $390,000, offset by increases in accounts receivable of $1,200,000 and inventory of $222,000. Accounts receivable at September 30, 1996 represent a significant increase from the prior fiscal year due to a corresponding increase in sales in the fourth quarter of fiscal 1996 over the prior fiscal year. The significant increase in accounts payable is also due to the significant increase in sales. The Company anticipates that the continued growth in its business will require continued increases in accounts receivable.

         Cash flows used in investing activities of $6,698,000 during fiscal 1996 resulted primarily from $2,412,000 used for the purchase of Payne and the net investment in available-for-sale securities of $2,970,000 generated from remaining proceeds of the public offering in December 1995. Other investing activities during fiscal 1996 included expenditures for software development of $664,000 and for capital expenditures of $602,000, consisting primarily of internal computers and related equipment. Cash flows of $642,000 used in investing activities during 1995 resulted from capital expenditures for various internal computer equipment and from software development. Although the Company has no firm commitments for capital expenditures, the Company anticipates continued investment in internal computers and related equipment of at least $500,000 in 1997.

         The Company has a $150,000 term debt facility to be used for fixed asset additions, and a $1,000,000 line of credit with Norwest Bank Minnesota, N.A., both expiring in March 1997. Advances under the line of credit accrue interest at prime plus 1.5% with an effective rate of 9.75% as of December 15, 1996. From time to time during fiscal 1996, the Company has temporarily used advances of the line of credit to offset minimum interest requirements. At the end of the current fiscal year, there were no balances due.

         During fiscal 1996, the Company received the proceeds of an underwritten public offering of 805,000 shares of Common Stock at $7.00 per share which, net of underwriting discount and expenses of the offering, was approximately $4,945,000.

         The Company believes its cash and investments on hand, its line of credit, and its current vendor terms will provide adequate cash to fund anticipated revenue growth and operating needs for the next twelve to eighteen months. However, the Company's future cash flows from operations may vary depending on a number of factors, including level of competition, general economic condition and other factors beyond the Company's control. If sales of the Company's products do not increase as rapidly as expected, or if sales increase more rapidly than anticipated, additional capital may be required during this period, consisting of debt or equity financing.

ACCOUNTING PRONOUNCEMENTS

         In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (SFAS 123), ACCOUNTING FOR STOCK-BASED COMPENSATION. SFAS 123 establishes financial accounting and reporting standards for stock-based compensation plans. SFAS 123 encourages the adoption of a fair value-based method of accounting for stock-based compensation plans, but also allows entities to continue to measure compensation cost using the intrinsic value-based method of accounting prescribed by APD Opinion No. 25 ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES. Entities electing to remain with the accounting in Opinion 25 must make pro forma disclosures of net income and earnings per share as if the fair value-based method had been applied. SFAS 123 is effective for the year ending September 30, 1997. The Company has decided to continue to measure compensation cost using APB Opinion No. 25, but will provide the pro forma disclosures required under SFAS 123.

ITEM 7.  FINANCIAL STATEMENTS

         Independent Auditors' Report                         F-1
         Balance Sheet                                        F-2 - F-3
         Statements of Operations                             F-4
         Statements of Changes in Shareholder's Equity        F-5
         Statements of Cash Flows                             F-6 - F-7
         Notes to Financial Statements                        F-8 - F-17

                          XATA CORPORATION


                          FINANCIAL REPORT


                         SEPTEMBER 30, 1996





                          INDEPENDENT AUDITOR'S REPORT

To the Board of Directors
XATA Corporation
Burnsville, Minnesota

We have audited the accompanying balance sheets of XATA Corporation as of September 30, 1996 and 1995, and the related statements of operations, changes in shareholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of XATA Corporation as of September 30, 1996 and 1995, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.


                                                         McGLADREY & PULLEN, LLP


Minneapolis, Minnesota
November 7, 1996




XATA CORPORATION



BALANCE SHEETS
SEPTEMBER 30, 1996 AND 1995

ASSETS (NOTES 2 AND 5)                                               1996          1995
                                                                 -----------   -----------
Current Assets
   Cash and cash equivalents                                     $   740,085   $   519,715
   Available-for-sale securities (Note 3)                          3,026,520
   Trade receivables, less allowance for doubtful accounts of
        $13,000 in 1996 and $10,000 in 1995 (Note 11)              3,363,763     1,681,218
   Inventories (Note 4)                                              373,891       507,498
   Prepaid expenses                                                   76,300        59,711
   Deferred tax assets (Note 8)                                      265,000            --
                                                                 -----------   -----------
        TOTAL CURRENT ASSETS                                       7,845,559     2,768,142
                                                                 -----------   -----------

Equipment and Leasehold Improvements, at cost
   Engineering and manufacturing equipment                           469,725       216,374
   Office furniture and equipment                                    868,298       470,529
   Leasehold improvements                                             72,747        43,060
                                                                 -----------   -----------
                                                                   1,410,770       729,963
   Less accumulated depreciation and amortization                    513,089       333,293
                                                                 -----------   -----------
          TOTAL EQUIPMENT AND LEASEHOLD IMPROVEMENTS                 897,681       396,670
                                                                 -----------   -----------
Other Assets
   Capitalized software development costs, less accumulated
        amortization of $850,888 in 1996 and $509,173 in 1995        555,678       233,021
   Acquired software, less accumulated amortization of $25,000
        in 1996                                                    1,175,000            --
   Goodwill, less accumulated amortization of $15,942 in 1996      1,323,161            --
   Other                                                              55,029         5,185
                                                                 -----------   -----------
        TOTAL OTHER ASSETS                                         3,108,868       238,206
                                                                 -----------   -----------
        TOTAL ASSETS                                             $11,852,108   $ 3,403,018
                                                                 ===========   ===========



See Notes to Financial Statements.




LIABILITIES AND SHAREHOLDERS' EQUITY                    1996          1995
                                                    -----------   -----------
Current Liabilities
   Accounts payable                                 $   996,033   $   231,733
   Accrued expenses(Note7)                              690,154       476,779
   Deferred revenue                                     591,044       379,998
   Income taxes payable                                  25,012            --
                                                    -----------   -----------
        TOTAL CURRENT LIABILITIES                     2,302,243     1,088,510
                                                    -----------   -----------

Long-Term Debt (Note 6)                                 142,855       130,603
                                                    -----------   -----------

Deferred Tax Liabilities (Note 8)                       195,000            --
                                                    -----------   -----------

Commitments and Contingencies (Notes 9 and 10)

Shareholders' Equity (Note 10)
   Common stock, par value $0.01 per share;
        authorized 8,333,333 shares; issued
        4,342,481 shares in 1996
        and 3,517,452 shares in 1995                     43,425        35,175
   Additional paid-in capital                         8,701,956     3,644,110
   Common stock to be issued, 37,500 shares             407,812            --
   Retained earnings (accumulated deficit)               58,817    (1,495,380)
                                                    -----------   -----------
        TOTAL SHAREHOLDERS' EQUITY                    9,212,010     2,183,905
                                                    -----------   -----------
        TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY  $11,852,108     3,403,018
                                                    ===========   ===========



XATA CORPORATION

STATEMENTS OF OPERATIONS
YEARS ENDED SEPTEMBER 30, 1996 AND 1995

                                                          1996          1995
                                                      -----------   -----------
Net sales (Note 11)                                   $10,313,014   $ 7,129,589
Cost of goods sold (Note 9)                             5,472,254     4,108,525
                                                      -----------   -----------
        GROSS PROFIT                                    4,840,760     3,021,064

Operating expenses                                      3,516,541     2,228,376
                                                      -----------   -----------
        OPERATING INCOME                                1,324,219       792,688

Nonoperating income (expense):
Interest income                                           214,143        23,139
Interest expense                                          (18,165)      (28,650)
                                                      -----------   -----------
        INCOME BEFORE INCOME TAXES                      1,520,197       787,177

Federal and state income tax benefit (Note 8)              34,000            --
                                                      -----------   -----------
        NET INCOME                                    $ 1,554,197   $   787,177
                                                      ===========   ===========

Net income per share                                  $      0.36   $      0.22
Weighted average common and common equivalent shares
    outstanding                                         4,273,697     3,583,251

 See Notes to Financial Statements.



XATA CORPORATION

STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
YEARS ENDED SEPTEMBER 30, 1996 AND 1995 (NOTE 10)


                                                                                                    Retained
                                                  Common Stock         Additional    Common Stock   Earnings
                                             ----------------------      Paid-In        to Be     (Accumulated
                                              Shares       Amount        Capital       Issued        Deficit)        Total
                                           -----------   -----------   -----------   -----------   -----------    -----------
Balance, September 30, 1994                $ 3,456,090   $    34,561   $ 3,551,614   $        --   $(2,282,557)   $ 1,303,618
  Common stock issued for salary and
    bonuses                                      3,334            33        19,967            --            --         20,000
  Common stock issued on exercise of
    options and warrants                        58,028           581        72,529            --            --         73,110
  Net income                                        --            --            --            --       787,177        787,177
                                           -----------   -----------   -----------   -----------   -----------    -----------
Balance, September 30, 1995                  3,517,452        35,175     3,644,110            --    (1,495,380)     2,183,905
  Proceeds from common stock net
    of offering costs                          805,000         8,050     4,936,490            --            --      4,944,540
  Common stock issued on exercise of
    options and warrants                        10,654           106        19,497            --            --         19,603
  Common stock issued/to be issued in
    conjunction with the Payne
    acquisition (Note 2)                         9,375            94       101,859       407,812            --        509,765
  Net income                                        --            --            --            --     1,554,197      1,554,197
                                           -----------   -----------   -----------   -----------   -----------    -----------
Balance, September 30, 1996                  4,342,481   $    43,425   $ 8,701,956   $   407,812   $    58,817    $ 9,212,010
                                           ===========   ===========   ===========   ===========   ===========    ===========



See Notes to Financial Statements.




XATA CORPORATION

STATEMENTS OF CASH FLOWS
YEARS ENDED SEPTEMBER 30, 1996 AND 1995

                                                                                1996           1995
                                                                           ------------    ------------
Cash Flows From Operating Activities
  Net income                                                               $  1,554,197    $    787,177
  Adjustments to reconcile net income to net cash provided
    by operating activities:
  Depreciation and amortization                                                 578,147         305,285
  Common stock issued for employee compensation                                      --          20,000
  Accrued income on available-for-sales securities                              (56,480)             --
  Deferred income taxes                                                         (70,000)             --
  Change in assets and liabilities, net of effects of Payne acquisition:
    (Increase) decrease in:
      Accounts receivable                                                    (1,361,348)     (1,200,491)
      Inventories                                                               133,607        (221,769)
      Prepaid expenses                                                          (16,589)        (33,016)
    Increase (decrease) in:
      Accounts payable                                                          743,342          82,789
      Accrued expenses and deferred revenue                                     424,421         389,521
      Income taxes payable                                                       25,012              --
                                                                           ------------    ------------
        NET CASH PROVIDED BY OPERATING ACTIVITIES                             1,954,309         129,496
                                                                           ------------    ------------
Cash Flows From Investing Activities
  Purchase of available-for-sale securities                                 (11,797,903)             --
  Proceeds from sale and maturity of available-for-sale securities            8,827,863              --
  Purchase of equipment                                                        (601,537)       (318,398)
  Addition to software development costs                                       (664,372)       (323,201)
  Purchase of Payne & Associates (Note 2)                                    (2,412,133)             --
  Purchase of other assets                                                      (50,000)             --
                                                                           ------------    ------------
        NET CASH USED IN INVESTING ACTIVITIES                                (6,698,082)       (641,599)
                                                                           ------------    ------------

(Continued)



XATA CORPORATION

STATEMENTS OF CASH FLOWS (CONTINUED)
YEARS ENDED SEPTEMBER 30, 1996 AND 1995

                                                                                1996          1995
                                                                           ------------    ------------
 Cash Flows From Financing Activities
    Proceeds from common stock issued                                         4,944,540              --
    Proceeds from options and warrants exercised                                 19,603          73,110
    Proceeds from long-term debt                                                     --         200,000
    Payments on long-term debt                                                       --         (25,000)
                                                                           ------------    ------------
         NET CASH PROVIDED BY FINANCING ACTIVITIES                            4,964,143         248,110
                                                                           ------------    ------------

         INCREASE (DECREASE) IN CASH AND CASH
              EQUIVALENTS                                                       220,370        (263,993)

 Cash and Cash Equivalents
    Beginning                                                                   519,715         783,708
                                                                           ------------    ------------
    Ending                                                                 $    740,085    $    519,715
                                                                           ============    ============

 Supplemental Disclosures of Cash Flow Information
    Cash payments for interest                                             $      5,913    $     28,651
    Cash payments for income taxes                                               19,400              --
                                                                           ============    ============
Supplemental Schedule of Noncash Transactions
    Payment on note payable to major customer through a credit
         to accounts receivable                                            $         --    $    125,000
   Discount on interest-free note payable offset against
         capitalized software development costs                                      --          72,279
                                                                           ============    ============

See Notes to Financial Statements.





XATA CORPORATION

NOTES TO FINANCIAL STATEMENTS

NOTE 1. NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS: XATA Corporation (the Company) develops, markets, and services fully-integrated, mobile information systems for the fleet trucking segment of the transportation industry in the United States. XATA systems utilize proprietary software, onboard touch-screen computers, and related hardware components and accessories to capture, analyze, and communicate operating information that assists fleet management in improving productivity and profitability. Pursuant to contractual arrangements with certain customers, the Company also provides warehousing services for completed systems where ownership has transferred.

The majority of the Company's sales are on a credit basis to customers located throughout the United States.

A summary of the Company's significant accounting policies follows:

REVENUE RECOGNITION: Revenue for sales of the Company's systems is recognized when ownership transfers to the customer, which is generally upon shipment. Pursuant to certain contractual arrangements, revenues are recognized for completed systems held at the Company's warehouse pending the receipt of delivery instructions from the customer. Revenue from extended warranty and service support contracts is deferred and recognized ratably over the contract period.

CASH AND CASH EQUIVALENTS: For purposes of reporting cash flows, the Company considers all unrestricted cash and any Treasury bills, commercial paper, and money market funds with an original maturity of three months or less to be cash equivalents. The Company maintains its cash in bank deposit and money market accounts, which, at times, exceed federally insured limits. The Company has not experienced any losses in such accounts.

FAIR VALUE OF FINANCIAL INSTRUMENTS: At September 30, 1996, the Company adopted the FASB Statement No. 107, DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS. The following methods and assumptions were used by the Company in estimating the fair value of each class of financial instruments:

CASH AND CASH EQUIVALENTS: The carrying amount approximates fair value because of the short maturity of those instruments.

INVESTMENT IN DEBT SECURITIES: The carrying amount approximates fair value (see
Note 3).

LONG-TERM DEBT: The fair value of the Company's long-term debt is estimated based on interest rates for the same or similar debt offered to the Company having the same or similar remaining maturities with similar collateral requirements. At September 30, 1996, the carrying value of the Company's long-term debt approximates fair value.

INVESTMENT IN DEBT SECURITIES: The Company has a diverse portfolio of investments in debt securities. Management determines the appropriate classification of the securities at the time they are acquired and evaluates the appropriateness of such classifications at each balance sheet date. The Company has classified its investment in debt securities as available-for-sale securities. The available-for-sale securities are stated at fair value, and unrealized holding gains and losses, if any, net of related deferred tax effect, are reported as a separate component of stockholders' equity.

Realized gains and losses, including losses from declines in value of specific securities determined by management to be other-than-temporary, are included in income. Realized gains and losses are determined on the basis of the specific cost of the securities sold.

INVENTORIES: Inventories are stated at the lower of cost or market. Cost is determined on the weighted average method.

CAPITALIZED SOFTWARE DEVELOPMENT COSTS: The Company accounts for these costs under rules set forth under Statement of Financial Accounting Standards No. 86, ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE TO BE SOLD, LEASED, OR OTHERWISE MARKETED. As a result, software development costs incurred after the establishment of technological feasibility are capitalized and later amortized to cost of goods sold at the greater of the amount computed using the ratio of current gross revenues for the product to the total of current and anticipated future gross revenues or the straight-line method over the remaining estimated economic life of the product. An original estimated economic life of two years is assigned to capitalized software development costs. Software development costs capitalized were approximately $664,000 and $251,000, for the years ended September 30, 1996 and 1995, respectively.

Software development cost amortization was approximately $342,000 and $219,000, for the years ended September 30, 1996 and 1995, respectively.

RESEARCH AND DEVELOPMENT COSTS: Expenditures for research and development activities performed by the Company are charged to operations as incurred. Research and development expense was approximately $505,000 and $506,000, for the years ended September 30, 1996 and 1995, respectively.

DEPRECIATION AND AMORTIZATION: Depreciation and amortization are provided using the straight-line method based on the estimated useful lives of individual assets over the following periods:

                                                                    Years
--------------------------------------------------------------------------
Engineering and manufacturing equipment                               3-7
Office furniture and equipment                                        3-7
Leasehold improvements                                               3-15
Goodwill                                                                7
Capitalized software development costs                                  2
Acquired software                                                       4

In accordance with Statement of Financial Accounting Standards No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF, the Company reviews its long-lived assests periodically to determine potential impairment by compairing the carrying value of the long-lived assets with estimated future cash flows expected to result from the use of the assets, including cash flows from disposition. Should the sum of the expected future cash flows be less than the carrying value, the Company would recognize an impairment loss. An impairment loss would be measured by comparing the amount by which the carrying value exceeds the fair value of the long-lived assets. To date, management has determined that no impairment of long-lived assets exists.

PRODUCT WARRANTIES: The Company sells its systems with a limited warranty, with an option to purchase extended warranties. The Company provides for estimated warranty costs at the time of sale and for other costs associated with specific items at the time their existence and amount are determinable.

INCOME TAXES: Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

401(k) PLAN: The Company has a 401(k) plan covering substantially all employees. The Company may make annual contributions to the plan at the discretion of the Board of Directors. Company contributions for the year ended September 30, 1996, were $70,000. There were no contributions for the year ended September 30, 1995.

NET INCOME PER SHARE: Net income per share of common stock is computed by dividing net income by the weighted average number of common and common equivalent shares outstanding during the period. Fully diluted earnings per share did not differ from primary earnings per share in 1996 and 1995.

ACCOUNTING PRONOUNCEMENTS: In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (SFAS 123), ACCOUNTING FOR STOCK-BASED COMPENSATION. SFAS 123 establishes financial accounting and reporting standards for stock-based compensation plans. SFAS 123 encourages the adoption of a fair value-based method of accounting for stock-based compensation plans, but also allows entities to continue to measure compensation cost using the intrinsic value-based method of accounting prescribed by APB Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES. Entities electing to remain with the accounting in Opinion No. 25 must make pro forma disclosures of net income and earnings per share as if the fair value-based method had been applied.

SFAS 123 is effective for the year ending September 30, 1997. The Company has decided to continue to measure compensation cost using APB Opinion No. 25, but will provide the pro forma disclosures required under SFAS 123.

ESTIMATES: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


NOTE 2. ACQUISITION OF PAYNE & ASSOCIATES

On August 23, 1996, the Company acquired certain assets and assumed certain liabilities of Payne & Associates (Payne) (a division of Computer Petroleum Corporation [CPC]) from UCG Acquisition Corporation (UCG). UCG acquired the assets immediately prior to the closing of the purchase pursuant to a merger of CPC into UCG. The purchase price consisted of a cash payment to UCG and a combination of cash and stock issued/to be issued to CPC management to settle certain liabilities and arrangements not assumed by UCG and to secure their employment with the Company.

The acquisition has been accounted for as an asset purchase. The total purchase price was as follows:

Cash paid to UCG                                          $         2,240,000
Cash paid to CPC management                                           125,000
Cash paid for direct acquisition costs                                 47,133
                                                          --------------------
Total cash paid                                                     2,412,133

Common stock issued/to be issued to CPC management                    509,765
                                                          --------------------
Total purchase price                                      $         2,921,898
                                                          ====================


In addition to the common stock issued/to be issued above, an additional 28,125 shares of the Company's common stock may be issued over the next three years to CPC management if certain financial goals related to Payne are achieved. The issuance of these shares will be recorded as compensation expense in the period earned.

The allocation of the purchase price was based on the fair market value of Payne's assets and liabilities as of the date of acquisition. The total purchase price was allocated as follows:

Accounts receivable                                       $           321,197
Equipment                                                              82,556
Software                                                            1,200,000
Goodwill                                                            1,339,103
Accounts payable                                                      (20,958)
                                                          --------------------
Total purchase price                                      $         2,921,898
                                                          ====================

Unaudited pro forma results of operations for the years ended September 30, 1996 and 1995, as though Payne had been acquired as of October 1, 1994, follow:

                                               1996                  1995
-----------------------------------------------------------------------------
Sales                               $         11,153,148   $         7,652,036
Net income                                     1,008,810              (213,995)
Earnings per common and
  common equivalent share                           0.24                 (0.06)



NOTE 3. INVESTMENT IN DEBT SECURITIES

The following is a summary of the Company's investment in available-for-sale securities as of September 30, 1996:

Commercial paper                                         $         1,484,279
Corporate bonds                                                      522,201
Government bonds                                                     513,222
U.S. Treasury notes                                                  506,818
                                                         --------------------
                                                         $         3,026,520
                                                         ====================


Available-for-sale securities of approximately $2,500,000 mature in 1997 with the remaining balance maturing in 1998.

The cost of available-for-sale securities approximates fair value. The Company realized no gains or losses on available-for-sale securities during the year ended September 30, 1996.


NOTE 4. INVENTORIES

Inventories consisted of the following:

                                                     September 30
                                          -------------------------------
                                                  1996              1995
-------------------------------------------------------------------------
Raw materials and subassemblies           $      252,719     $    334,750
Finished goods                                   171,172          192,748
Obsolescence reserve                             (50,000)         (20,000)
                                          -------------------------------
                                          $      373,891     $    507,498
                                          ===============================

NOTE 5. LINE OF CREDIT

The Company has a credit line agreement with a financial institution consisting of a $1,000,000 line of credit and a $150,000 equipment line expiring March 31, 1997. Advances under the line of credit and equipment line accrue interest at prime plus 1.5 percent and prime plus 2.0 percent, respectively. The lines are subject to borrowing base requirements, and are secured by substantially all the assets of the Company. Covenants under the agreement require the Company to maintain certain financial requirements, including minimum net worth and net income levels. As of September 30, 1996, there were no borrowings under the line of credit and equipment lines.


NOTE 6. LONG-TERM DEBT

Long-term debt consisted of the following:

                                                              September 30
                                                       -------------------------
                                                           1996           1995
--------------------------------------------------------------------------------
Note payable to major customer, noninterest bearing,
   discounted at 9%, due December 1999, unsecured      $  142,855    $   130,603



NOTE 7. ACCRUED EXPENSES

Accrued expenses consisted of the following:

                                                               September 30
                                                       -------------------------
                                                           1996           1995
--------------------------------------------------------------------------------
Accrued compensation                                   $  352,864    $   225,205
Accrued vacation                                          152,164         69,325
Accrued warranty                                           75,000         50,000
Accrued profit sharing                                     70,000           --
Deferred compensation (Note 9)                               --          117,868
Other                                                      40,126         14,381
                                                       -------------------------
                                                       $  690,154    $   476,779
                                                       =========================


NOTE 8.     INCOME TAXES

The tax effects of the Company's deferred tax assets and liabilities are as follows:

                                                                      September 30
                                                        -----------------------------------------
                                                                  1996                 1995
-------------------------------------------------------------------------------------------------
Deferred revenue                                        $            113,000     $        61,000
Inventory and warranty reserve                                        55,000              18,000
Accrued expenses                                                     151,000              79,000
Federal and state net operating loss carryforwards                    31,000             484,000
                                                        -----------------------------------------
Gross deferred tax assets                                            350,000             642,000

Valuation allowance on deferred tax assets                                --            (538,000)
                                                        -----------------------------------------
Net deferred tax assets                                              350,000             104,000
                                                        -----------------------------------------

Software development costs                                          (224,000)            (79,000)
Depreciation                                                         (56,000)            (25,000)
                                                        -----------------------------------------
Gross deferred tax liabilities                                      (280,000)           (104,000)
                                                        -----------------------------------------
Net deferred tax asset                                  $             70,000     $         --
                                                        =========================================


The Company's deferred tax assets and liabilities are shown in the accompanying balance sheet as follows:

                                                                      September 30
                                                        -----------------------------------------
                                                                1996                 1995
-------------------------------------------------------------------------------------------------
Current deferred tax assets                             $            265,000    $          --
Long-term deferred tax liabilities                                  (195,000)              --
                                                        -----------------------------------------
                                                        $             70,000    $          --
                                                        =========================================


The Company's income tax expense (benefit) differed from the statutory federal rate as follows:

                                                                                        September 30
                                                                          -----------------------------------------
                                                                                  1996                 1995
-------------------------------------------------------------------------------------------------------------------
Statutory rate applied to income before tax                               $           532,000     $       276,000
Utilization of federal and state net operating loss carryforwards                    (468,000)           (276,000)
Change in valuation allowance                                                         (70,000)               --
Other                                                                                 (28,000)               --
                                                                          -----------------------------------------
                                                                          $           (34,000)    $          --
                                                                          =========================================

Currently payable                                                         $            36,000     $          --
Deferred                                                                              (70,000)               --
                                                                          -----------------------------------------
                                                                          $           (34,000)    $          --
                                                                          =========================================


At September 30, 1996, the Company has federal net operating losses of approximately $41,000 expiring in 2009.


NOTE 9. COMMITMENTS AND CONTINGENCIES

OPERATING LEASES: The Company leases its office, warehouse, and certain office equipment under noncancelable operating leases. The facility lease requires that the Company pay a portion of the real estate taxes, maintenance, utilities, and insurance.

Approximate future minimum rental commitments excluding common area costs under these noncancelable operating leases are:

Years ending September 30:
   1997                                                              $118,000
   1998                                                                49,000
   1999                                                                49,000
   2000                                                                46,000
   2001                                                                10,000


Rental expense including common area costs was approximately $138,000 and $102,000, for the years ended September 30, 1996 and 1995, respectively.

DEFERRED COMPENSATION: During 1994, pursuant to a salary reduction program, the Company recorded deferred compensation of $117,868. The deferred compensation was paid in fiscal 1996.

PURCHASE COMMITMENT: In September 1996, the Company committed to purchase approximately $1,387,000 of goods from one of their suppliers within the time period from December 1996 to December 1998.

NOTE 10. SHAREHOLDERS' EQUITY

STOCK OPTION PLAN: The Company has a 1991 Long-Term Incentive and Stock Option Plan ("Plan"). The Plan permits the granting of "incentive stock options" meeting the requirements of Section 422 of the Internal Revenue Code of 1986 as amended, and nonqualified options which do not meet the requirements of Section
422. Stock appreciation rights and restricted stock awards may also be granted under the Plan. A total of 650,000 shares of the Company's common stock has been reserved for issuance pursuant to options granted or shares awarded under the Plan. In addition, nonemployee directors are automatically granted option for 2,000 shares on an annual basis.

A summary of stock option activity is as follows:
                                                                    Option
                                                                    Price
                                               Shares             Per Share
------------------------------------------------------------------------------
Outstanding at September 30, 1994               208,176      $  2.63 - $ 4.68
   Granted                                      187,623         4.32 -   9.25
   Exercised                                    (23,184)        3.00 -   5.07
   Canceled                                      (5,390)                 3.00
                                        --------------------------------------
Outstanding at September 30, 1995               367,225         2.82 -   9.25
   Granted                                       91,934         7.00 -  11.00
   Exercised                                     (6,223)        3.00 -   4.68
   Canceled                                      (5,753)        4.68 -   9.25
                                        --------------------------------------
Outstanding at September 30, 1996               447,183       $ 2.82 - $11.00
                                        ======================================


The options that have been granted under the Plan are exercisable for a period of five years from the date of grant and vest over a period of up to three years from the date of grant. At September 30, 1996, options for 249,510 shares were exercisable. All stock options have been granted at fair market value, and accordingly, no compensation expense has been recorded for all periods presented.

Restricted stock awards for 3,334 shares were issued under the Plan for employee compensation in 1995.

OTHER STOCK OPTIONS: During the year ended September 30, 1992, the Company granted options for 10,463 shares of common stock to former directors of the Company outside of the Plan at an exercise price of $3.00 per share, the fair market value at date of grant. The options were exercised in 1995.

COMMON STOCK WARRANTS: During 1994, the Company issued warrants to a consultant for the purchase of 3,333 shares of common stock for $2.63 per share and in 1996 for the purchase of 24,000 shares of common stock for $7.13 per share. All of the warrants were outstanding at September 30, 1996. Compensation expense related to the issuance of these warrants was not material.

Pursuant to a 1992 private placement, the placement agent was granted a five year warrant to purchase 57,333 shares of common stock at $2.10 per share. As of September 30, 1996, warrants for the purchase of 8,600 shares remained outstanding.

PUBLIC OFFERING: On December 26, 1995, the Company completed a public offering with the sale of 805,000 shares of common stock at $7.00 per share or $5,635,000 before placement agent's commission and offering costs. Net proceeds of the offering, after deducting all offering costs and commissions, were $4,944,540. In addition, the placement agent was granted a five-year warrant to purchase 35,000 shares of common stock at $8.40 per share. As of September 30, 1996, the entire warrant was outstanding.

PREFERRED STOCK: The Company is authorized to issue 333,333 shares of preferred stock. The Board of Directors is empowered to determine the rights, preferences, privileges, and restrictions, including dividend rights and rates, liquidation preferences, conversion or exchange rights, and redemption or sinking fund provisions of the Company's preferred stock prior to issuance. The issuance of preferred stock may, in some circumstances, deter or discourage takeover attempts or other changes in the control of the Company.

As of September 30, 1996, no shares of preferred stock have been issued.

NOTE 11. MAJOR CUSTOMERS

Net sales include sales to major customers as follows:

                                            Years Ended September 30
                                      --------------------------------------
                                             1996               1995
----------------------------------------------------------------------------
Revenue percentage:
   Customer A                                 45 %               29 %
   Customer B                                  *                 24


                                           Years Ended September 30
                                    ----------------------------------------
                                            1996                1995
----------------------------------------------------------------------------
Ending receivable balance:
   Customer A                       $     765,337        $     645,330
   Customer B                                *                 182,655


* Net sales were less than 10 percent of total net sales for the period.


ITEM 8. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         Information called for by this Item is set forth under the captions "Election of Directors," and "Management" in the Company's definitive proxy statement to be filed pursuant to Regulation 14A, which information is hereby incorporated by reference and made a part hereof.

ITEM 10.  EXECUTIVE COMPENSATION

         Information called for by this Item is set forth under the caption "Management" (and the subcaptions "Director Compensation" and ""Executive Compensation" thereunder) in the Company's definitive proxy statement to be filed pursuant to Regulation 14A, which information is hereby incorporated by reference and made a part hereof.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information called for by this Item is set forth under the caption "Principal Shareholders and Management" in the Company's definitive proxy statement to be filed pursuant to Regulation 14A, which information is hereby incorporated by reference and made a part hereof.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         None


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

REPORTS ON FORM 8-K

         The following reports on Form 8-K were filed by the Company during the last quarter of the fiscal year ended September 30, 1996.

         Form 8-K dated September 6, 1996 concerning acquisition of assets of Payne & Associates.

EXHIBITS

EXHIBIT
  NO.            DESCRIPTION OF EXHIBIT
-------------------------------------------------
          3.1              Restated Articles of Incorporation, as amended (1)
          3.2              Bylaws (1)
          4.1              Form of certificate representing the Common Stock (1)
          5.1              Opinion and Consent of Counsel to the Company (1)
         10.1              Lease (for Office and Manufacturing Facilities),
                           dated September 11, 1986, Letter Agreement and
                           Amendment No. 1 to lease dated July 10, 1992, and
                           Amendment No. 2 to Lease (1)
         10.2              Agreements with Dennis R. Johnson regarding
                           employment (1)
         10.3              Agreements with William P. Flies regarding employment
                           (1)
         10.4              1991 Long-Term Incentive and Stock Option Plan, as
                           amended (1)
         10.5              Purchase Agreement with Ryder Dedicated Logistics,
                           Inc. dated December 31, 1994, with supplemental
                           agreement dated September 1, 1995 (2)
         10.6              Credit Agreement with Norwest Bank Minnesota, N.A.,
                           and related security documents, dated June 1995, with
                           letter amendment dated October 1995 (1)
         13                1997 Definitive Proxy Materials (portions of which
                           are incorporated herein by reference).(3)
         21                Subsidiaries of the Company
         23                Consent of McGladrey & Pullen, LLP, independent
                           certified public accountants
         27                Financial Data Schedule

--------------------

(1) Incorporated by reference to exhibit filed as a part of Registration Statement on Form S-2 (Commission File No. 33-98932).

(2) Incorporated by reference to exhibit filed as a part of Report on Form 10-QSB for the fiscal quarter ended March 31, 1995. Certain segments have been granted confidential treatment.

(3)      To be filed in definitive form not later than January 28, 1997.


                                   SIGNATURES


         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               XATA CORPORATION

Dated:  December 27, 1996  By:          /s/ Dennis R. Johnson
                               -------------------------------------------------
                               Dennis R. Johnson, Chief Executive Officer
                               (Principal executive officer)



         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


Dated:  December 27, 1996  By:          /s/ Dennis R. Johnson
                               -------------------------------------------------
                               Dennis R. Johnson, Director, Chief Executive
                               Officer and President (Principal executive
                               officer)

Dated:  December 27, 1996  By:          /s/ Robert M. Featherstone
                               -------------------------------------------------
                               Robert M. Featherstone, Director, Chief Financial Officer and Treasurer (Principal accounting and financial officer)

Dated:  December 27, 1996  By:          /s/ William P. Flies
                               -------------------------------------------------
                               William P. Flies, Director, Chief Technical
                               Officer and Secretary

Dated:  December 27, 1996  By:          /s/ Edward T. Michalek
                               -------------------------------------------------
                               Edward T. Michalek, Chairman of the Board of
                               Directors

Dated:  December __, 1996  By:
                               -------------------------------------------------
                               Stephen A. Lawrence, Director

Dated:  December 27, 1996  By:          /s/ Roger W. Kleppe
                               -------------------------------------------------
                               Roger W. Kleppe, Director


                                INDEX TO EXHIBITS


INDEX
NUMBER   DESCRIPTION                                                      PAGE #
--------------------------------------------------------------------------------
21       Subsidiaries of the Company

23       Consent of McGladrey & Pullen, LLP, independent public accountants

27       Financial Data Schedule