Form 10QSB
period 1996-12-31
XATA CORP /MN/
filed 1997-02-14
CIK 854398

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

___X___ Quarterly report pursuant to Section 13 of 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 1996 or

_______ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


For the transition period from ___________ to ____________

Commission File Number:       0-27166


                                XATA Corporation
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)


           Minnesota                                    41-1641815
-------------------------------          ---------------------------------------
(State or Other Jurisdiction of          (I.R.S. Employer Identification Number)
 Incorporation or Organization)


              500 East Travelers Trail, Burnsville, Minnesota    55337
-------------------------------------------------------------------------------
              (Address of Principal Executive Offices)         (Zip Code)


Registrant's telephone number, including area code:   (612) 894-3680
                                                      --------------


                                 Not Applicable
--------------------------------------------------------------------------------
      (Former name, former address and former fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes __X__    No _____



                      APPLICABLE ONLY TO CORPORATE ISSUERS:

As of February 12, 1997, the following securities of the Registrant were outstanding: 4,384,039 shares of Common Stock, $.01 par value per share.



                                XATA Corporation
                                      INDEX


PART I.      FINANCIAL INFORMATION                                      Page No.
             Item 1. Financial Statements:
               Balance Sheets as of
               December 31, 1996 and September 30, 1996                     3

               Statement of Operations for the Three
               Months Ended December 31, 1996 and 1995                      5

               Statement of Cash Flows for the Three
               Months Ended December 31, 1996 and 1995                      6

               Notes to Financial Statements                                7

             Item 2. Management's Discussion and Analysis or Plan of
                     Operation                                              8



PART II.     OTHER INFORMATION
             Item 1. Legal Proceedings                                      11

             Item 2. Changes in Securities                                  11

             Item 3. Defaults upon Senior Securities                        11

             Item 4. Submission of Matters to a Vote of Security Holders    11

             Item 5. Other Information                                      11

             Item 6. Exhibits and Reports on Form 8-K                       11

             Signatures                                                     12




PART I.  Item 1. Financial Information


XATA Corporation
BALANCE SHEETS
December 31, 1996 and September 30, 1996

                                                                                December 31,      September 30,
ASSETS:                                                                            1996               1996
                                                                                ------------      ------------
Current Assets:

   Cash and cash equivalents                                                    $    363,240      $    740,085
   Available-for-sale securities                                                   2,176,810         3,026,520
   Accounts receivable                                                             4,093,218         3,363,763
   Inventories                                                                       306,424           373,891
   Prepaid expenses                                                                   95,748            76,300
   Deferred Taxes                                                                    265,000           265,000
                                                                                ------------      ------------
                 Total current assets                                              7,300,440         7,845,559

Equipment and leasehold improvements, at cost:

   Engineering and manufacturing equipment                                           495,250           469,725
   Office furniture and equipment                                                    948,723           868,298
   Leasehold improvements                                                             85,484            72,747
                                                                                ------------      ------------
                                                                                   1,529,457         1,410,770

   Less accumulated depreciation and amortization                                   (597,111)         (513,089)
                                                                                ------------      ------------
                 Net equipment and leasehold improvements                            932,346           897,681
                                                                                ------------      ------------

Other Assets:

   Capitalized software development costs, less accumulated amortization
       of $977,105 at December 31, 1996, and $850,888 at September 30, 1996          694,425           555,678
   Purchased software, less accumulated amortization
       of $100,000 at December 31, 1996, and $25,000 at September 30, 1996         1,300,000         1,175,000
   Goodwill, less accumulated amortization
       of $68,529 at December 31, 1996, and $15,942 at September 30, 1996          1,470,574         1,323,161
   Other                                                                              56,614            55,029
                                                                                ------------      ------------
                 Total other assets                                                3,521,613         3,108,868

                 Total assets                                                   $ 11,754,399      $ 11,852,108
                                                                                ============      ============




XATA Corporation
BALANCE SHEETS
December 31, 1996 and September 30, 1996

                                                                           December 31,    September 30,
LIABILITIES AND STOCKHOLDERS' EQUITY:                                          1996            1996
                                                                           ------------    -------------
Current Liabilities:

   Accounts payable                                                        $   472,601     $   996,033
   Accrued expenses                                                            554,036         690,154
   Deferred revenue                                                            727,881         591,044
   Income Taxes Payable                                                         19,912          25,012
                                                                           -----------     -----------
                 Total current liabilities                                   1,774,430       2,302,243

Long-term Liabilities:

   Long-term debt                                                              146,205         142,855
   Deferred tax liabilities                                                    195,000         195,000
                                                                           -----------     -----------
                 Total long-term liabilities                                   341,205         337,855

Stockholders' Equity:

   Commonstock, par value $.01 per share, authorized 8,333,333 shares;
         issued 4,384,039 at December 31, 1996 and 4,342,481 at
         September 30, 1996                                                     43,840          43,425
   Additional paid-in capital                                                9,101,541       8,701,956
   Common stock to be issued                                                   407,812         407,812
   Retained earnings                                                            85,571          58,817
                                                                           -----------     -----------

                 Total stockholders' equity                                  9,638,764       9,212,010
                                                                           -----------     -----------

                 Total liabilities and stockholders' equity                $11,754,399     $11,852,108
                                                                           ===========     ===========



XATA Corporation
STATEMENT OF OPERATIONS
For the Three Months ended December 31, 1996 and 1995

                                           Three Month Periods
                                            Ended December 31,
                                           1996             1995
                                       -----------      -----------

Net sales                              $ 2,480,075      $ 2,289,743

Cost of sales                            1,256,066        1,313,548
                                       -----------      -----------

   Gross profit                          1,224,009          976,195

Operating expenses                       1,218,971          712,537
                                       -----------      -----------

   Operating income                          5,038          263,658

Non-operating (expense) income:
   Interest (expense)                       (3,401)          (3,063)
   Interest income                          43,016           10,131
                                       -----------      -----------
                                            39,615            7,068
                                       -----------      -----------
Net income before income taxes              44,653          270,726
                                       -----------      -----------

Income tax provision                        17,900                0
                                       ===========      ===========
Net income                             $    26,753      $   270,726
                                       ===========      ===========


Net income per share                   $      0.01      $      0.06
                                       ===========      ===========

Weighted average common and common
   equivalent shares outstanding         4,583,564        4,546,724
                                       ===========      ===========




XATA Corporation
STATEMENT OF CASH FLOWS
For the Three Months Ended December 31, 1996 and 1995

                                                                                                 Three Month Periods
                                                                                                  Ended December 31,
                                                                                                1996             1995
                                                                                            -----------      -----------
Cash Flows from Operating Activities

   Net income                                                                               $    26,753      $   270,726
   Adjustments to reconcile net income (loss) to net cash
           (used in) operating activities:
                 Depreciation and amortization                                                  337,865           96,071
                 Deferred taxes                                                                       0                0
                 (Increase) decrease in accrued income in available-for-sale securities          (1,578)               0
                 Amortization of discount on note payable                                         3,350            3,063
                 Change in assets and liabilities:
                      (Increase) decrease in accounts receivable                               (729,455)        (667,330)
                      (Increase) decrease in inventories                                         67,467           61,622
                      (Increase) decrease in prepaid expenses                                   (19,448)          14,810
                      Increase (decrease) in accounts payable                                  (523,432)         577,971
                      Increase (decrease) in accrued expenses and taxes payable                (141,218)         (99,571)
                      Increase (decrease) in deferred revenue                                   136,837          125,781
                                                                                            -----------      -----------
                               Net cash provided by (used in) operating activities             (842,859)         383,143
                                                                                            -----------      -----------

Cash Flows from Investing Activities
   Purchase of available-for-sale securities                                                 (1,039,319)               0
   Proceeds from sale and maturity of available-for-sale securities                           1,890,608                0
   Purchase of equipment                                                                       (118,687)         (77,801)
   Additions to software development costs                                                     (266,588)        (111,754)
                                                                                            -----------      -----------
                                Net cash provided by (used in) investing activities             466,014         (189,555)
                                                                                            -----------      -----------

Cash Flows from Financing Activities
   Proceeds from options and warrants exercised                                                       0                0
   Proceeds from public stock offering                                                                0        4,269,000
                                                                                            -----------      -----------
                                Net cash provided by (used in) financing activities                   0        4,269,000
                                                                                            -----------      -----------

                 Increase (decrease) in cash and cash equivalents                              (376,845)       4,462,588

Cash and Cash Equivalents
   Beginning                                                                                    740,085          519,715
                                                                                            -----------      -----------
   Ending                                                                                   $   363,240      $ 4,982,303
                                                                                            ===========      ===========



NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 1.  MANAGEMENT STATEMENT

In the opinion of management of the Company, the accompanying unaudited financial statements contain all adjustments (consisting of only normal, recurring accruals) necessary to present fairly the financial position of the Company as of December 31, 1996 and the results of operations and cash flows for the three month periods ended December 31, 1996 and 1995. The results of operations for any interim period are not necessarily indicative of the results for the fiscal year ending September 30, 1997. These interim financial statements should be read in conjunction with the Company's annual financial statements and related notes thereto included in the Company's Form 10-KSB and Annual Report to shareholders for the fiscal year ended September 30, 1996.


PART I ITEM 2. Management's discussion and analysis or plan of operation. The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company's results of operation and financial condition. This discussion should be read in conjunction with the financial statements in Item 1 and the Company's report on Form 10-KSB for the period ended September 30, 1996.

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

The Company's net sales for the three months ended December 31, 1996 increased 8.3% to $2,480,075 as compared to sales of $2,289,743 for the comparable three month period ended December 31, 1995. The increase in first quarter revenues can be attributed to sales from the recently acquired Payne & Associates and to growth in the company's private fleet business. Sales to private fleet customers were more than double the fiscal 1996 first quarter level. This growth partially offset a temporary slowdown in deliveries to a large customer that is currently involved in a major restructuring program intended to direct additional funds into its leading lines of business, one of which includes the division that purchases XATA onboard computers. Deliveries to this customer accounted for more than 45 percent of fiscal 1996 revenue, but only 15 percent of fiscal 1997 first quarter revenue. Although deliveries to this customer will remain below prior year levels, XATA expects that total fiscal 1997 revenue and net income will exceed fiscal 1996 levels, but that the increase will be less than previously expected.

GROSS PROFIT. The Company had a gross profit of $1,224,009 (49.4% on net sales) for the three months ended December 31, 1996, compared to a gross profit of $976,195 (42.6% on net sales) for the comparable 1995 period. The improvement in gross profit resulted primarily from changes in the product sales mix, with sales in the current quarter containing a larger portion of high margin sales, including sales of XATA proprietary software. The Company has also realized significant results from its program to reduce material costs of its onboard computers. Beginning in fiscal 1994 and continuing to the present, the Company has increasingly used outside vendors to manufacture and assemble component parts. The Company anticipates that this change will have a number of beneficial results, including lower average component costs, better quality, and shorter lead time for shipment of customer orders. These efficiencies were offset somewhat by significantly increased software development amortization expenses, and the amortization of software acquired with the purchase of Payne & Associates.

OPERATING EXPENSES. Operating expenses include research and development, selling expenses and general and administrative expenses. Total operating expenses were $1,218,971 for the three month period ended December 31, 1996 (49.2% of net sales) compared to $712,537 for the comparable prior year period (31.1% of net sales).

Operating expenses other than research and development were $1,059,993 for the three month period ended December 31, 1996 (42.7% of net sales) compared to $555,766 for the comparable prior year period (24.3% of net sales). The increase of $504,227 for the three month period ended December 31, 1996 compared to the comparable prior year period was primarily due to planned increases in sales, marketing and MIS personnel, to increases in other marketing expenses associated with a higher level of sales, and to costs associated with the operation of Payne & Associates.

The Company will continue to develop required infrastructure to facilitate planned increases in revenue and, accordingly, expects that operating expenses will continue to increase during fiscal 1997 and fiscal 1998.

The Company's market position is based on its strong research capability and its technology leadership, as evidenced by its growing customer base. The Company has significantly increased expenditures for its combined research and development and capitalized software development costs. Expenditures for research and development are included in operating expenses and are charged to operations as incurred. Research and development expenses during the three months ended December 31, 1996 were $158,978 compared to $156,771 during the comparable 1995 period. Software development costs are capitalized after the establishment of technological feasibility of new products or enhancements. Capitalized software development costs are amortized to cost of sales over a two-year period. Capitalized software development costs were $266,588 for the three month period ended December 31, 1996, compared to $111,754 for the comparable three month period of 1995. The increase is due to development of enhancements and new software versions to respond to industry requirements and specific customer needs. The Company anticipates that expenditures for research and development and capitalized software development to continue to increase during fiscal 1997 and fiscal 1998.

INTEREST INCOME AND EXPENSES. Net interest income for the three month period ended December 31, 1996 was $39,615 compared to $7,068 in the comparable prior year period. The improvement resulted from the investment of the approximately $4,900,000 of funds received in December, 1995 and January, 1996, from the Company's stock offering.

INCOME TAXES. Income tax expense for the three month period ended December 31, 1996, was $17,900 (40% effective tax rate). No income tax expense was recorded for the comparable 1995 period due to the utilization of available net operating loss carryforwards.

NET INCOME. Net income for the three month period ended
December 31, 1996, was $26,753 compared to net income of $270,726 for the comparable 1995 period. The $243,973 decrease from the prior year three month period is primarily the result of additional operating costs of Payne & Associates, the amortization of costs associated with the purchase of Payne & Associates, and planned increases in sales and marketing expenses, as well as the other factors discussed in this section.

LIQUIDITY AND CAPITAL RESOURCES
At December 31, 1996, the Company's working capital was $5,526,010 compared to $5,543,316 at September 30, 1996. Currently, cash and cash equivalents of $363,240 are held primarily in a fund composed of short-term commercial paper until such time as required by operations. Available-for-sale securities of $2,176,810 are composed of U.S. Treasury notes, and corporate debt securities with maturities ranging from February 1997 to July 1998. The cost of the available-for-sale securities approximated fair market value at December 31, 1996.

Cash flows used in operating activities during the three months ended December 31, 1996 totaled $842,859, resulting primarily from the increase in accounts receivable ($729,455) and the decrease in accounts payable ($523,432) offset by depreciation and amortization ($337,865). The increase in accounts receivable is primarily due to the addition of the accounts receivable of Payne & Associates.

Cash flows provided by investing activities consisting of net proceeds from the sale of available-for-sale securities ($851,289) offset by capital expenditures ($118,687) and software development ($266,588) for a total of $466,014 provided during the three months ended December 31, 1996, compared to capital expenditures ($77,801) and software development ($111,754) totaling $189,555 cash used in investing activities for the comparable period in 1995. There were no funds invested in available-for-sale securities during the comparable period in 1995. Capital expenditures were primarily for internal PC equipment and office equipment to support increases in personnel and engineering equipment used in developing new products. Although the Company has no firm commitments for capital expenditures, it anticipates capital expenditures of at least $300,000 during the balance of fiscal 1997.

The Company has a $150,000 term debt facility to be used for fixed asset additions, and a $1,000,000 line of credit with Norwest Bank Minnesota, N.A., both expiring in March 1997. Advances under the line of credit accrue interest at prime plus 1.5%, with an effective rate of 9.75% as of February 12, 1996. From time to time during fiscal 1997 the Company may use advances of the line to offset minimum interest requirements. At December 31, 1996 there were no balances due. The Company anticipates renewing this line of credit in March 1997.

There were no cash flows from financing activities during the three months ended December 31, 1996. During the comparable period in 1995, cash flows provided by financing activities included proceeds of an underwritten public offering of 700,000 shares of Common Stock at $7.00 per share received on December 26, 1995, which, net of underwriting discount and expenses of the offering, was approximately $4,269,000. After the close of the fiscal quarter ended December 31, 1995, the underwriters exercised in full an over-allotment option to purchase 105,000 shares at $7.00 per share, for additional net proceeds of $668,850.

During fiscal year 1997, cash will be required to meet increased working capital needs, including inventory and accounts receivable financing, increased expenditures for marketing, sales, and customer support, continuing research and development expenses and capital expenditures. The Company believes its cash on hand, its line of credit, and its current vendor terms will be adequate to fund the delivery of its anticipated revenue growth and to maintain its liquidity for a period of approximately 18 to 24 months. The Company's future cash flows from operations, however, may vary depending on a number of factors, including level of competition, general economic conditions and other factors beyond the Company's control.


FORWARD-LOOKING STATEMENTS
THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934. ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE PROJECTED IN THE FORWARD-LOOKING STATEMENTS AS A RESULT OF KNOWN AND UNKNOWN RISKS, UNCERTAINTIES, AND OTHER FACTORS DESCRIBED IN THIS REPORT, INCLUDING BUT NOT LIMITED TO COMPETITION; TIMING OF RECEIPT AND SHIPMENT OF CUSTOMER ORDERS; THE RESULTS OF MARKETING EFFORTS; THE EXPENSE AND TIME REQUIRED TO COMPLETE RESEARCH AND DEVELOPMENT EFFORTS; AND THE INTEGRATION OF ACQUIRED BUSINESSES.


PART II.  OTHER INFORMATION

        Item 1.   Legal Proceedings - None

        Item 2.   Changes In Securities - None

        Item 3.   Defaults upon Senior Securities - None

        Item 4.   Submission of Matters to a Vote of Security Holders - None

        Item 5.   Other Information - None

        Item 6.   Exhibits and Reports on Form 8-K

                  * Form 8-K/A dated November 8, 1996 amending prior filing concerning acquisition of assets of Payne & Associates

                  *        Exhibit 27 - Financial Data Schedule


SIGNATURES
Pursuant to the requirements of the Securities and Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



    Dated:  February 14, 1997        XATA Corporation
                                     (Registrant)



                                     by: /s/  Robert M. Featherstone
                                         -------------------------------------
                                         Robert M. Featherstone
                                         Chief Financial Officer
                                         (Signing as Principal Financial and
                                         Accounting Officer and as Authorized)