Form 10QSB
period 1997-03-31
XATA CORP /MN/
filed 1997-05-15
CIK 854398

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

__X__ Quarterly report pursuant to Section 13 of 15(d) of the Securities Exchange Act of 1934


For the quarterly period ended March 31, 1997 or

_____ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ___________ to ____________

Commission File Number:                             0-27166
                                 ----------------------------------------------


                                XATA Corporation
             (Exact Name of Registrant as Specified in its Charter)


          Minnesota                                      41-1641815
  (State or Other Jurisdiction           (I.R.S. Employer Identification Number)
of Incorporation or Organization)

            151 E. Cliff Road, Suite 10, Burnsville, Minnesota 55337
               (Address of Principal Executive Offices) (Zip Code)


Registrant's telephone number, including area code:    (612) 894-3680


              500 East Travelers Trail, Burnsville, Minnesota 55337 (Former name, former address and former fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes _X_ No ___


                      APPLICABLE ONLY TO CORPORATE ISSUERS:
As of May 14, 1997, the following securities of the Registrant were outstanding:
4,386,484 shares of Common Stock, $.01 par value per share.




                                XATA Corporation
                                      INDEX



PART I.                  FINANCIAL INFORMATION                        Page No.

             Item 1.   Financial Statements:

                 Balance Sheets as of
                 March 31, 1997 and September 30, 1996                    3

                 Statement of Operations for the Three and Six
                 Months Ended March 31, 1997 and 1996                     5

                 Statement of Cash Flows for the Three and Six
                 Months Ended March 31, 1997 and 1996                     6

                 Notes to Financial Statements                            7

             Item 2.   Management's Discussion and Analysis or Plan
                       of Operation                                       8

PART II.     OTHER INFORMATION

             Item 1. Legal Proceedings                                   12

             Item 2. Changes in Securities                               12

             Item 3. Defaults upon Senior Securities                     12

             Item 4. Submission of Matters to a Vote of Security
                       Holders                                           12

             Item 5. Other Information                                   13

             Item 6. Exhibits and Reports on Form 8-K                    13

             Signatures                                                  14






PART I.  Item 1. Financial Information


XATA Corporation
BALANCE SHEETS
March 31, 1997 and September 30, 1996

                                                                                  March 31,       September 30,
ASSETS:                                                                             1997              1996
                                                                                ------------      ------------
Current Assets:
   Cash and cash equivalents                                                    $    730,962      $    740,085
   Available-for-sale securities                                                   2,884,701         3,026,520
   Accounts receivable                                                             3,497,400         3,363,763
   Inventories                                                                       168,034           373,891
   Prepaid expenses                                                                  104,430            76,300
   Deferred Taxes                                                                    265,000           265,000
                                                                                ------------      ------------
                 Total current assets                                              7,650,527         7,845,559

Equipment and leasehold improvements, at cost:

   Engineering and manufacturing equipment                                           497,125           469,725
   Office furniture and equipment                                                  1,005,403           868,298
   Leasehold improvements                                                             99,061            72,747
                                                                                ------------      ------------
                                                                                   1,601,589         1,410,770

   Less accumulated depreciation and amortization                                   (685,859)         (513,089)
                                                                                ------------      ------------
                 Net equipment and leasehold improvements                            915,730           897,681
                                                                                ------------      ------------

Other Assets:

   Capitalized software development costs, less accumulated amortization
       of $1,120,946 at March 31, 1997, and $850,888 at September 30, 1996           864,265           555,678
   Purchased software, less accumulated amortization
       of $175,000 at March 31, 1997, and $25,000 at September 30, 1996            1,225,000         1,175,000
   Goodwill, less accumulated amortization
       of $123,497 at March 31, 1997, and $15,942 at September 30, 1996            1,415,606         1,323,161
   Other                                                                              57,583            55,029
                                                                                ------------      ------------
                 Total other assets                                                3,562,454         3,108,868



                 Total assets                                                   $ 12,128,711      $ 11,852,108
                                                                                ============      ============





XATA Corporation
BALANCE SHEETS
March 31, 1997 and September 30, 1996


                                                                       March 31,     September 30,
LIABILITIES AND STOCKHOLDERS' EQUITY :                                   1997            1996
                                                                      -----------     -----------
Current Liabilities:
   Accounts payable                                                   $   644,481     $   996,033
   Accrued expenses                                                       585,546         690,154
   Deferred revenue                                                       864,763         591,044
   Income Taxes Payable                                                    25,752          25,012
                                                                      -----------     -----------
                 Total current liabilities                              2,120,542       2,302,243

Long-term Liabilities:

   Long-term debt                                                         149,555         142,855
   Deferred taxes                                                         195,000         195,000
                                                                      -----------     -----------
                 Total long-term liabilities                              344,555         337,855

Stockholders' Equity:

   Commonstock, par value $.01 per share, authorized 8,333,333 shares; issued 4,384,817 at March 31, 1997 and 4,342,481
         at September 30, 1996                                             43,848          43,425
   Additional paid-in capital                                           9,103,867       8,701,956
   Common stock to be issued                                              407,812         407,812
   Accumulated earnings                                                   108,087          58,817
                                                                      -----------     -----------

                 Total stockholders' equity                             9,663,614       9,212,010
                                                                      -----------     -----------

                 Total liabilities and stockholders' equity           $12,128,711     $11,852,108
                                                                      ===========     ===========



XATA Corporation
STATEMENT OF OPERATIONS
For the Three and Six Months ended March 31, 1997 and 1996


                                            Three Month Periods               Six Month Periods
                                              Ended March 31,                   Ended March 31,
                                           1997            1996             1997              1996
                                       -----------      -----------      -----------      -----------
Net sales                              $ 2,632,375      $ 2,428,942      $ 5,112,450      $ 4,718,685

Cost of sales                            1,347,696        1,311,033        2,603,762        2,624,581
                                       -----------      -----------      -----------      -----------

   Gross profit                          1,284,679        1,117,909        2,508,688        2,094,104

Operating expenses                       1,278,252          805,491        2,497,223        1,518,028
                                       -----------      -----------      -----------      -----------

   Operating income                          6,427          312,418           11,465          576,076

Non-operating (expense) income:
   Interest (expense)                       (3,298)          (3,063)          (6,699)          (6,125)
   Interest income                          34,228           70,770           77,244           80,900
                                       -----------      -----------      -----------      -----------
                                            30,930           67,707           70,545           74,775
                                       -----------      -----------      -----------      -----------
Net income before income taxes              37,357          380,125           82,010          650,851
                                       -----------      -----------      -----------      -----------

Income tax provision                       (14,840)               0          (32,740)               0
                                       -----------      -----------      -----------      -----------
Net income                             $    22,517      $   380,125      $    49,270      $   650,851
                                       ===========      ===========      ===========      ===========


Net income per share                   $      0.01      $      0.09      $      0.01      $      0.16
                                       ===========      ===========      ===========      ===========

Weighted average common and common
   equivalent shares outstanding         4,421,885        4,306,114        4,502,724        4,029,611
                                       ===========      ===========      ===========      ===========




XATA Corporation
STATEMENT OF CASH FLOWS
For the Six Months Ended March 31, 1997 and 1996

                                                                                            Six Month Periods
                                                                                             Ended March 31,
                                                                                          1997             1996
                                                                                       -----------      -----------
Cash Flows from Operating Activities
   Net income                                                                          $    49,270      $   650,851
   Adjustments to reconcile net income (loss) to net cash
      (used in) operating activities:
            Depreciation and amortization                                                  700,462          210,280
            (Increase) decrease in accrued income in available-for-sale securities          31,785                0
            (Gain) or loss on sale of available-for-sale securities                              0                0
            Amortization of discount on note payable                                         6,700            6,126
            Change in assets and liabilities:
                 (Increase) decrease in accounts receivable                               (133,637)        (709,085)
                 (Increase) decrease in inventories                                        205,857          161,388
                 (Increase) decrease in prepaid expenses                                   (28,130)         (11,940)
                 Increase (decrease) in accounts payable                                  (351,552)         482,340
                 Increase (decrease) in accrued expenses and deferred revenue              169,851           84,101
                                                                                       -----------      -----------
                          Net cash provided by (used in) operating activities              650,606          874,061
                                                                                       -----------      -----------

Cash Flows from Investing Activities
   Purchase of available-for-sale securities                                            (3,341,004)      (2,485,394)
   Proceeds from sale and maturity of available-for-sale securities                      3,451,038                0
   Purchase of equipment                                                                  (190,819)        (169,586)
   Additions to software development costs                                                (581,278)        (264,679)
                                                                                       -----------      -----------
                          Net cash provided by (used in) investing activities             (662,063)      (2,919,659)
                                                                                       -----------      -----------

Cash Flows from Financing Activities
   Net increase (decrease) in line of credit                                                     0                0
   Proceeds from long-term debt                                                                  0                0
   Repayment of long-term debt                                                                   0                0
   Proceeds from options and warrants exercised                                              2,334                0
   Proceeds from public stock offering                                                           0        4,937,850
                                                                                       -----------      -----------
                          Net cash provided by (used in) financing activities                2,334        4,937,850
                                                                                       -----------      -----------

                 Increase (decrease) in cash and cash equivalents                           (9,123)       2,892,252

Cash and Cash Equivalents
   Beginning                                                                               740,085          519,715
                                                                                       -----------      -----------
   Ending                                                                              $   730,962      $ 3,411,967
                                                                                       ===========      ===========






NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------


NOTE 1.  MANAGEMENT STATEMENT

In the opinion of management of the Company, the accompanying unaudited financial statements contain all adjustments (consisting of only normal, recurring accruals) necessary to present fairly the financial position of the Company as of March 31, 1997 and the results of operations and cash flows for the three and six month periods ended March 31, 1997 and 1996. The results of operations for any interim period are not necessarily indicative of the results for the fiscal year ending September 30, 1997. These interim financial statements should be read in conjunction with the Company's annual financial statements and related notes thereto included in the Company's Form 10-KSB and Annual Report to shareholders for the fiscal year ended September 30, 1996.


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

The Company's net sales for the three months ended March 31, 1997 increased 8.4% to $2,632,375 as compared to sales of $2,428,942 for the comparable three month period ended March 31, 1996. Net sales for the six months ended March 31, 1997 increased 8.3% to $5,112,450 from the comparable six months ended March 31, 1996. The increase in revenues can be attributed to sales from the recently acquired Payne & Associates and to growth in the Company's private fleet business. Sales to private fleet customers for the six months ended March 31, 1997 were more than 60% higher than the comparable period in fiscal 1996. This growth, together with the addition of the revenue from Payne & Associates, has been more than enough to offset a temporary slowdown in deliveries to a large customer. This customer is currently involved in a major restructuring program intended to direct additional funds into its leading lines of business, one of which includes the division that purchases XATA onboard computers. Deliveries to this customer accounted for more than 45 percent of fiscal 1996 revenue, but less than 25 percent of the revenue for the first six months of fiscal 1997. Although XATA expects that deliveries to this particular customer in fiscal 1997 will remain below fiscal 1996 levels, XATA anticipates that total revenue for fiscal 1997 will exceed fiscal 1996 levels.

GROSS PROFIT. The Company had a gross profit of $1,347,696 (48.8% of net sales) for the three months ended March 31, 1997, compared to a gross profit of $1,117,909 (46.0% of net sales) for the comparable 1996 period. The six month totals were $2,508,688 (49.1% of net sales) and $2,094,104 (44.4% of net sales)
respectively. The improvements in gross profit resulted primarily from changes in the product sales mix, with sales in the current periods containing a larger portion of high margin sales, including sales of XATA proprietary software. The Company has also realized significant results from its program to reduce material costs of its onboard computers. Beginning in fiscal 1994 and continuing to the present, the Company has increasingly used outside vendors to manufacture and assemble component parts. The Company anticipates that this change will continue to have a number of beneficial results, including lower average component costs, better quality, and shorter lead time for shipment of customer orders. These improvements to gross profit were offset somewhat by significantly increased amortization of capitalized software development costs and the amortization of software acquired with the purchase of Payne & Associates.

OPERATING EXPENSES. Operating expenses include research and development, selling expenses and general and administrative expenses. Total operating expenses were $1,278,252 for the three month period ended March 31, 1997 (48.6% of net sales) compared to $805,491 for the comparable prior year period (33.2% of net sales). The six month totals were $2,497,223 (48.9% of net sales) and $1,518,028 (32.2% of net sales) respectively.

Operating expenses other than research and development were $1,082,764 (41.1% of net sales) for the three month period ended March 31, 1997 compared to $693,527 (28.6% of net sales) for the comparable prior year period. The six month totals were $2,142,757 (41.9% of net sales) and $1,249,293 (26.5% of net sales)
respectively. The increases of $389,237 and $893,464 for the three and six month periods ended March 31, 1997 compared to the comparable prior year periods were primarily due to planned increases in sales, marketing and MIS personnel, to increases in other marketing expenses associated with a higher level of sales, to amortization of goodwill associated with the purchase of Payne & associates, and to costs associated with the operation of Payne & Associates.

The Company will continue to develop required infrastructure to facilitate planned increases in revenue and, accordingly, expects that operating expenses will continue to increase during fiscal 1997 and fiscal 1998.

The Company's market position is based on its strong research capability and its technology leadership, as evidenced by its growing customer base. The Company has significantly increased expenditures for its combined research and development and capitalized software development costs. Expenditures for research and development are included in operating expenses and are charged to operations as incurred. Research and development expenses during the three months ended March 31, 1997 were $195,488 compared to $111,964 during the comparable 1996 period. The six month totals were $354,466 and $268,735 respectively. The increases over the prior year periods occurred primarily as the result of planned increases in personnel and expenses related to new product capabilities. Software development costs are capitalized after the establishment of technological feasibility of new products or enhancements. Capitalized software development costs are amortized to cost of sales over a two-year period. Capitalized software development costs were $273,448 for the three month period ended March 31, 1997, compared to $158,925 for the comparable three month period of 1996. The six month totals were $581,278 and $264,679 respectively. The increase is due to development of enhancements and new software versions to respond to industry requirements and specific customer needs. The Company anticipates that expenditures for research and development and capitalized software development to continue to increase during fiscal 1997 and fiscal 1998.

INTEREST INCOME AND EXPENSES. Net interest income for the three month period ended March 31, 1996 was $30,929 compared to $67,707 in the comparable prior year period. The six month totals were $70,545 and $74,775 respectively. These results reflect the investment of the approximately $4,900,000 of funds received in December, 1995 and January, 1996, from the Company's stock offering and the reduction of these investments during August, 1996 following the purchase of Payne & Associates.

INCOME TAXES. Income tax expense for the three month period ended March 31, 1997, was $14,840 and for the six months then ended was $32,740 (40% effective tax rate). No income tax expense was recorded for the comparable 1996 periods due to the utilization of available net operating loss carryforwards.

NET INCOME. Net income for the three month period ended March 31, 1997, was $22,517 compared to net income of $380,125 for the comparable 1996 period. The six month totals were $49,270 and $650,851 respectively. The $357,608 decrease from the prior year three month period ($601,581 decrease for the six month period) is primarily the result of additional operating costs of Payne & Associates, the amortization of costs associated with the purchase of Payne & Associates, and planned increases in sales and marketing expenses, as well as the other factors discussed in this section.

LIQUIDITY AND CAPITAL RESOURCES
At March 31, 1997, the Company's working capital was $5,529,985 compared to $5,543,316 at September 30, 1996. Currently, cash and cash equivalents of $730,962 are held primarily in a fund composed of short-term commercial paper until such time as required by operations. Available-for-sale securities of $2,884,701 are composed of U.S. Treasury notes, and corporate debt securities with maturities ranging from April 1997 to July 1998. The cost of the available-for-sale securities approximated fair market value at March 31, 1997.

Cash flows provided by operating activities during the six months ended March 31, 1997 totaled $650,606, resulting primarily from depreciation and amortization ($700,462) and the decrease in inventories ($205,857) offset by the decrease in accounts payable ($351,552) and the increase in accounts receivable ($133,637). The increase in accounts receivable is primarily due to the addition of the accounts receivable of Payne & Associates in August of 1996.

Cash flows used by investing activities during the six months ended March 31, 1997 totaled $662,063, resulting primarily from additions to software development costs ($581,278) and purchase of equipment ($190,819) reduced by net selling activity of the available-for-sale securities ($110,034). This compares to software development costs ($264,679) and capital expenditures ($169,586) and purchase of available-for-sale securities ($2,485,394) totaling $2,919,659 of funds used in investing activities for the comparable period in 1996. Capital expenditures were primarily for internal PC equipment and office equipment to support increases in personnel and engineering equipment used in developing new products. Although the Company has no firm commitments for capital expenditures, it anticipates capital expenditures of at least $200,000 during the balance of fiscal 1997.

The Company has been renegotiating its term debt facility and line of credit with Norwest Bank Minnesota, N.A., and signed a new agreement on May 9, 1997. As of that date, the Company has a $150,000 term debt facility to be used for fixed asset additions, and a $1,000,000 line of credit with Norwest Bank Minnesota, N.A., both expiring in March 1998. Advances under the line of credit accrue interest at prime plus 1.5%, with an effective rate of 10.0% as of May 9, 1997. The Company has no minimum interest requirements, but is committed to an annual administrative fee of $1,200. At March 31, 1997 there were no balances due. The Company anticipates renewing this line of credit in March 1998.

There were no cash flows from financing activities during the six months ended March 31, 1997. During the comparable period in 1996, cash flows provided by financing activities included proceeds of an underwritten public offering of 700,000 shares of Common Stock at $7.00 per share received on December 26, 1995, and proceeds from the exercise of an over-allotment option to purchase an additional 105,000 shares at $7.00 per share received January 18, 1996. Total proceeds from the offering, net of underwriting discount and expenses of the offering, were $4,943,490. During fiscal year 1997, cash will be required to meet increased working capital needs, including inventory and accounts receivable financing, increased expenditures for marketing, sales, and customer support, continuing research and development expenses and capital expenditures. The Company believes its cash on hand plus its available-for-sale securities, its line of credit, and its current vendor terms will be adequate to fund the delivery of its anticipated revenue growth and to maintain its liquidity for a period of approximately 18 to 24 months. The Company's future cash flows from operations, however, may vary depending on a number of factors, including level of competition, general economic conditions and other factors beyond the Company's control.


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

        Item 1.   Legal Proceedings - None

        Item 2.   Changes In Securities - None

        Item 3.   Defaults upon Senior Securities - None

        Item 4.   Submission of Matters to a Vote of Security Holders - None

                  The annual meeting of shareholders of the Company was held on February 20, 1997. As of the record date, January 13, 1997, there were 4,384,039 shares of Common Stock issued and outstanding. There were present and voting at the meeting, in person or by proxy, 4,224,806 shares of Common Stock (approximately 96% of the total issued and outstanding).

                  Matters voted upon and results thereof are as follows:

                  1. Election of Directors:

                                                 FOR             AGAINST
                    Dennis R. Johnson         4,211,390           13,416
                    William P. Flies          4,210,390           14,416
                    Edward T. Michalek        4,210,224           14,582
                    Roger Kleppe              4,210,324           14,482
                    Stephen Lawrence          4,210,990           13,816

                  2. Amendment to 1991 Long-Term Incentive Stock Option Plan to increase the number of shares of Common Stock reserved for issuance under the Plan from 680,000 to 875,000:

                  FOR   2,431,187   AGAINST    98,201     ABSTAIN   19,636

                  3. Amendment to 1991 Long-Term Incentive Stock Option Plan to fix the date of re-election as the date of automatic grant of options to continuing non-employee directors:

                  FOR   3,581,093   AGAINST   106,010     ABSTAIN   21,920

                  4. Ratification of appointment of McGladrey & Pullen, LLP as the independent auditors of the Company for the year ending September 30, 1997:

                  FOR   4,211,821   AGAINST     6,749     ABSTAIN    6,236

        Item 5.   Other Information

                   *      On April 4, 1997, the Company moved into 20,588
                          square feet of new office and warehouse space at 151
                          E. Cliff Road in Burnsville, Minnesota. The Company has signed a seven (7) year, non-cancelable operating lease for this space, with initial rental payments of $12,010.00 per month plus a pro rata share of the buildings operating expenses commencing June 1, 1997. The base rent will increase to $14,810.00 on February 1, 1999, in part due to occupancy on March 1, 1999, of an additional 4,800 square feet of warehouse space adjacent to the Company's current space. Base rent will increase to $16,291 on June 1, 2002, the sixth year of the lease. The lease may be renewed for three
                          (3) additional terms of five (5) years each.

                   * The Company is currently renegotiating its operating lease at its former location, 500 E. Travelers Trail, Burnsville Minnesota. As of May 1, 1997, a third party has taken over approximately one-half of the space formerly occupied, and the Company's rent obligation has been correspondingly reduced. The Company is continuing to look for other tenants to occupy the remaining space until its lease expires on August 31, 1997.

                   * On April 30, 1997 the Board of Directors of the Company authorized the repurchase of shares of the Company's common stock in market transactions from time to time, not to exceed $1 million. Any shares which are repurchased will retire to authorized, unissued capital stock of the Company. As of May 14, 1997 no shares had been repurchased.

        Item 6.   Exhibits and Reports on Form 8-K

                   * Exhibit 10.7 - Lease dated December 26, 1996 with Hoyt Properties, Inc. for new corporate headquarters.

                   *      Exhibit 27 - Financial Data Schedule



SIGNATURES
Pursuant to the requirements of the Securities and Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Dated:  May 14, 1997                       XATA Corporation
                                           (Registrant)



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