Form 10QSB
period 1997-06-30
XATA CORP /MN/
filed 1997-08-13
CIK 854398

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

__X__ Quarterly report pursuant to Section 13 of 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 1997 or

_____ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


For the transition period from ___________ to ____________

Commission File Number:        0-27166


                                XATA Corporation
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)


          Minnesota                                     41-1641815
--------------------------------------------------------------------------------
(State or Other Jurisdiction of          (I.R.S. Employer Identification Number)
Incorporation or Organization)


            151 E. Cliff Road, Suite 10, Burnsville, Minnesota 55337
--------------------------------------------------------------------------------
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

                                Yes __X__  No _____


                      APPLICABLE ONLY TO CORPORATE ISSUERS:
As of August 12, 1997, the following securities of the Registrant were outstanding: 4,394,401 shares of Common Stock, $.01 par value per share.

                                XATA Corporation
                                      INDEX


PART I.      FINANCIAL INFORMATION                                      Page No.
                                                                        --------
         Item 1.   Financial Statements:
                 Balance Sheets as of
                 June 30, 1997 and September 30, 1996                       3

                 Statement of Operations for the Three and Nine
                 Months Ended June 30, 1997 and 1996                        5

                 Statement of Cash Flows for the Nine
                 Months Ended June 30, 1997 and 1996                        6

                 Notes to Financial Statements                              7

         Item 2.  Management's Discussion and Analysis or Plan of
                  Operation                                                 8


PART II.     OTHER INFORMATION


         Item 1. Legal Proceedings                                          12

         Item 2. Changes in Securities                                      12

         Item 3. Defaults upon Senior Securities                            12

         Item 4. Submission of Matters to a Vote of Security Holders        12

         Item 5. Other Information                                          12

         Item 6. Exhibits and Reports on Form 8-K                           12

         Signatures                                                         13

PART I.  Item 1. Financial Information


XATA Corporation
BALANCE SHEETS
June 30, 1997 and September 30, 1996

                                                                                 June 30,        September 30,
ASSETS:                                                                            1997               1996
                                                                               ------------      ------------
Current Assets:
   Cash and cash equivalents                                                   $    978,337      $    740,085
   Available-for-sale securities                                                  2,792,383         3,026,520
   Accounts receivable                                                            2,810,279         3,363,763
   Inventories                                                                      589,786           373,891
   Prepaid expenses                                                                 134,366            76,300
   Deferred taxes                                                                   265,000           265,000
                                                                               ------------      ------------
                 Total current assets                                             7,570,151         7,845,559

Equipment and leasehold improvements, at cost:

   Engineering and manufacturing equipment                                          526,570           469,725
   Office furniture and equipment                                                 1,356,192           868,298
   Leasehold improvements                                                            99,061            72,747
                                                                               ------------      ------------
                                                                                  1,981,823         1,410,770

   Less accumulated depreciation and amortization                                  (789,637)         (513,089)
                                                                               ------------      ------------
                 Net equipment and leasehold improvements                         1,192,186           897,681
                                                                               ------------      ------------

Other Assets:

   Capitalized software development costs, less accumulated amortization
       of $1,285,866 at June 30, 1997, and $850,888 at September 30, 1996         1,010,716           555,678
   Purchased software, less accumulated amortization
       of $250,000 at June 30, 1997, and $25,000 at September 30, 1996            1,150,000         1,175,000
   Goodwill, less accumulated amortization
       of $178,465 at June 30, 1997, and $15,942 at September 30, 1996            1,360,638         1,323,161
   Other                                                                             54,913            55,029
                                                                               ------------      ------------
                 Total other assets                                               3,576,267         3,108,868



                 Total assets                                                  $ 12,338,604      $ 11,852,108
                                                                               ============      ============

XATA Corporation
BALANCE SHEETS
June 30, 1997 and September 30, 1996

                                                                             June 30,     September 30,
LIABILITIES AND STOCKHOLDERS' EQUITY:                                          1997            1996
                                                                           -----------     -----------
Current Liabilities:

   Accounts payable                                                        $   755,450     $   996,033
   Accrued expenses                                                            498,306         690,154
   Deferred revenue                                                            971,617         591,044
   Income taxes payable                                                         37,751          25,012
                                                                           -----------     -----------
                 Total current liabilities                                   2,263,124       2,302,243

Long-term Liabilities:

   Long-term debt                                                              152,906         142,855
   Deferred taxes                                                              195,000         195,000
                                                                           -----------     -----------
                 Total long-term liabilities                                   347,906         337,855

Stockholders' Equity:

   Commonstock, par value $.01 per share, authorized 8,333,333 shares;
         issued 4,392,734 at June 30, 1997 and 4,342,481 at
         September 30, 1996                                                     43,927          43,425
   Additional paid-in capital                                                9,145,507       8,701,956
   Common stock to be issued                                                   407,812         407,812
   Retained earnings                                                           130,328          58,817
                                                                           -----------     -----------

                 Total stockholders' equity                                  9,727,574       9,212,010
                                                                           -----------     -----------

                 Total liabilities and stockholders' equity                $12,338,604     $11,852,108
                                                                           ===========     ===========

XATA Corporation
STATEMENT OF OPERATIONS
For the Three and Nine Months ended June 30, 1997 and 1996

                                            Three Month Periods               Nine Month Periods
                                               Ended June 30,                    Ended June 30,
                                          1997             1996              1997             1996
                                       -----------      -----------      -----------      -----------
Net sales                              $ 2,843,493      $ 2,436,236      $ 7,955,943      $ 7,154,922

Cost of sales                            1,471,748        1,275,841        4,075,510        3,900,423
                                       -----------      -----------      -----------      -----------

   Gross profit                          1,371,745        1,160,395        3,880,433        3,254,499

Operating expenses                       1,370,366          895,681        3,867,589        2,413,709
                                       -----------      -----------      -----------      -----------

   Operating income                          1,379          264,714           12,844          840,790

Non-operating (expense) income:
   Interest (expense)                       (4,560)          (3,063)         (11,259)          (9,189)
   Interest income                          40,352           70,858          117,596          151,759
                                       -----------      -----------      -----------      -----------
                                            35,792           67,795          106,337          142,570
                                       -----------      -----------      -----------      -----------
Net income before income taxes              37,171          332,509          119,181          983,360
                                       -----------      -----------      -----------      -----------

Income tax provision                       (14,930)            --            (47,670)            --
                                       -----------      -----------      -----------      -----------
Net income                             $    22,241      $   332,509      $    71,511      $   983,360
                                       ===========      ===========      ===========      ===========


Net income per share                   $      0.01      $      0.07      $      0.02      $      0.24
                                       ===========      ===========      ===========      ===========

Weighted average common and common
   equivalent shares outstanding         4,426,484        4,488,843        4,477,311        4,182,688
                                       ===========      ===========      ===========      ===========

XATA Corporation
STATEMENT OF CASH FLOWS
For the Nine Months Ended June 30, 1997 and 1996

                                                                                                 Nine Month Periods
                                                                                                   Ended June 30,
                                                                                                1997             1996
                                                                                            -----------      ------------
Cash Flows from Operating Activities

   Net income                                                                               $    71,511      $    983,360
   Adjustments to reconcile net income (loss) to net cash
           (used in) operating activities:
                 Depreciation and amortization                                                1,099,166           350,114
                 (Increase) decrease in accrued income in available-for-sale securities          24,527           (68,389)
                 (Gain) or loss on sale of available-for-sale securities                              0               725
                 Amortization of discount on note payable                                        10,051             9,189
                 Change in assets and liabilities:
                      (Increase) decrease in accounts receivable                                553,484          (639,557)
                      (Increase) decrease in inventories                                       (215,895)          172,819
                      (Increase) decrease in prepaid expenses                                   (21,347)           (9,700)
                      Increase (decrease) in accounts payable                                  (240,583)          472,967
                      Increase (decrease) in accrued expenses and deferred revenue              201,464           175,722
                                                                                            -----------      ------------
                               Net cash provided by (used in) operating activities            1,482,378         1,447,250
                                                                                            -----------      ------------

Cash Flows from Investing Activities
   Purchase of available-for-sale securities                                                 (4,233,477)      (10,310,956)
   Proceeds from sale and maturity of available-for-sale securities                           4,443,087         5,370,969
   Purchase of equipment                                                                       (571,053)         (289,850)
   Additions to software development costs                                                     (890,017)         (461,096)
                                                                                            -----------      ------------
                                Net cash provided by (used in) investing activities          (1,251,460)       (5,690,933)
                                                                                            -----------      ------------

Cash Flows from Financing Activities
   Net increase (decrease) in line of credit                                                          0                 0
   Proceeds from long-term debt                                                                       0                 0
   Repayment of long-term debt                                                                        0                 0
   Proceeds from options and warrants exercised                                                   7,334             2,602
   Proceeds from public stock offering                                                                0         4,937,850
                                                                                            -----------      ------------
                                Net cash provided by (used in) financing activities               7,334         4,940,452
                                                                                            -----------      ------------

                 Increase (decrease) in cash and cash equivalents                               238,252           696,769

Cash and Cash Equivalents
   Beginning                                                                                    740,085           519,715
                                                                                            -----------      ------------
   Ending                                                                                   $   978,337      $  1,216,484
                                                                                            ===========      ============

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 1.  MANAGEMENT STATEMENT

In the opinion of management of the Company, the accompanying unaudited financial statements contain all adjustments (consisting of only normal, recurring accruals) necessary to present fairly the financial position of the Company as of June 30, 1997 and the results of operations and cash flows for the three and nine month periods ended June 30, 1997 and 1996. The results of operations for any interim period are not necessarily indicative of the results for the fiscal year ending September 30, 1997. These interim financial statements should be read in conjunction with the Company's annual financial statements and related notes thereto included in the Company's Form 10-KSB and Annual Report to shareholders for the fiscal year ended September 30, 1996.


NOTE 2.    EARNINGS PER SHARE

The FASB has issued Statement No. 128, Earnings per Share, which supersedes APB Opinion No. 15. Statement No. 128 requires the presentation of earnings per share by all entities that have common stock or potential common stock, such as options, warrants and convertible securities, outstanding that trade in a public market. Those entities that have only common stock outstanding are required to present basic earnings per-share amounts. All other entities are required to present basic and diluted per-share amounts. Diluted per-share amounts assume the conversion, exercise or issuance of all potential common stock instruments unless the effect is to reduce a loss or increase the income per common share from continuing operations. All entities required to present per-share amounts must initially apply Statement No. 128 for annual and interim periods ending after December 15, 1997. Earlier application is not permitted.

Because the Company has potential common stock outstanding (stock options and warrants), the Company will be required to present basic and diluted earnings per share (EPS). If the Company had applied Statement No. 128 in the accompanying financial statements, the following per-share information would have been reported:


                 Three Months Ended June 30           Nine Months Ended June 30
                 --------------------------           -------------------------

                 1997                 1996            1997                1996
                 ----                 ----            ----                ----

Basic EPS       $0.01                 $0.08          $0.02                $0.24

Diluted EPS     $0.00                 $0.07          $0.02                $0.23

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

The Company's net sales for the three months ended June 30, 1997 increased 16.7% to $2,843,493 as compared to sales of $2,436,236 for the comparable three month period ended June 30, 1996. Net sales for the nine months ended June 30, 1997 increased 11.2% to $7,955,943 as compared to sales of $7,154,922 for the comparable nine months ended June 30, 1996. The increase in revenues can be attributed to sales from the recently acquired Payne & Associates and to growth in the Company's private fleet business. Sales to private fleet customers for the nine months ended June 30, 1997 were more than 85% higher than the comparable period in fiscal 1996. This growth, together with the addition of the revenue from Payne & Associates, has been more than enough to offset an expected temporary slowdown in deliveries to a large customer. This customer is currently involved in a major restructuring program intended to direct additional funds into its leading lines of business, one of which includes the division that purchases XATA onboard computers. Deliveries to this customer accounted for more than 45 percent of fiscal 1996 revenue, but less than 15 percent of the revenue for the first nine months of fiscal 1997. Although XATA expects that deliveries to this particular customer in fiscal 1997 will remain below fiscal 1996 levels, XATA anticipates that total Company revenue for fiscal 1997 will exceed fiscal 1996 levels.

GROSS PROFIT. The Company had a gross profit of $1,371,745 (48.2% of net sales) for the three months ended June 30, 1997, compared to a gross profit of $1,160,395 (47.6% of net sales) for the comparable 1996 period. The nine month totals were $3,880,433 (48.8% of net sales) and $3,254,499 (45.5% of net sales)
respectively. The improvements in gross profit resulted primarily from changes in the product sales mix, with sales in the current periods containing a larger portion of high margin sales, including sales of XATA proprietary software. The Company has also realized significant results from its program to reduce material costs of its onboard computers. Beginning in fiscal 1994 and continuing to the present, the Company has increasingly used outside vendors to manufacture and assemble component parts. The Company anticipates that this change will continue to have a number of beneficial results, including lower average component costs, better quality, and shorter lead time for shipment of customer orders. These improvements to gross profit were offset somewhat by significantly increased amortization of capitalized software development costs and the amortization of software acquired with the purchase of Payne & Associates.

OPERATING EXPENSES. Operating expenses include research and development, selling expenses and general and administrative expenses. Total operating expenses were $1,370,366 for the three month period ended June 30, 1997 (48.2% of net sales) compared to $895,681 for the comparable prior year period (36.8% of net sales). The nine month totals were $3,867,589 (48.6% of net sales) and $2,413,709 (33.7% of net sales) respectively.

Operating expenses other than research and development were $1,172,622 (41.2% of net sales) for the three month period ended June 30, 1997 compared to $797,703 (32.7% of net sales) for the comparable prior year period. The nine month totals were $3,315,379 (41.7% of net sales) and $2,046,996 (28.6% of net sales)
respectively. The increases of $374,919 and $1,268,383 for the three and nine month periods ended June 30, 1997 compared to the comparable prior year periods were primarily due to planned increases in sales, marketing and MIS personnel, to increases in other marketing expenses associated with a higher level of sales, to amortization of goodwill associated with the purchase of Payne & associates, and to costs associated with the operation of Payne & Associates.

The Company will continue to develop required infrastructure to facilitate planned increases in revenue and, accordingly, expects that operating expenses will continue to increase during fiscal 1997 and fiscal 1998.

The Company's market position is based on its strong research capability and its technology leadership, as evidenced by its growing customer base. The Company has significantly increased expenditures for its combined research and development and capitalized software development costs. Expenditures for research and development are included in operating expenses and are charged to operations as incurred. Research and development expenses during the three months ended June 30, 1997 were $197,744 compared to $97,978 during the comparable 1996 period. The nine month totals were $552,210 and $366,713 respectively. The increases over the prior year periods occurred primarily as the result of planned increases in personnel and expenses related to new product capabilities. Software development costs are capitalized after the establishment of technological feasibility of new products or enhancements. Capitalized software development costs are amortized to cost of sales over a two-year period. Capitalized software development costs were $283,091 for the three month period ended June 30, 1997, compared to $196,417 for the comparable three month period of 1996. The nine month totals were $776,833 and $461,096 respectively. The increase is due to development of enhancements and new software versions to respond to industry requirements and customer needs. The Company anticipates that expenditures for research and development and capitalized software development to continue to increase during fiscal 1997 and fiscal 1998.

INTEREST INCOME AND EXPENSES. Net interest income for the three month period ended June 30, 1997 was $35,792 compared to $67,795 in the comparable prior year period. The nine month totals were $106,337 and $142,570 respectively. These results reflect the investment of the approximately $4,900,000 of funds received in December, 1995 and January, 1996, from the Company's stock offering and the reduction of these investments during August, 1996 following the purchase of Payne & Associates.

INCOME TAXES. Income tax expense for the three month period ended June 30, 1997, was $14,930 and for the nine months then ended was $47,670 (40% effective tax rate). No income tax expense was recorded for the comparable 1996 periods due to the utilization of available net operating loss carryforwards.

NET INCOME. Net income for the three month period ended June 30, 1997, was $22,241 compared to net income of $332,509 for the comparable 1996 period. The nine month totals were $71,511 and $983,360 respectively. The $310,268 decrease from the prior year three month period ($911,849 decrease for the nine month period) is primarily the result of additional operating costs of Payne & Associates, the amortization of costs associated with the purchase of Payne & Associates, and planned increases in sales and marketing expenses, as well as the other factors discussed in this section.

LIQUIDITY AND CAPITAL RESOURCES
At June 30, 1997, the Company's working capital was $5,307,027 compared to $5,543,316 at September 30, 1996. Currently, cash and cash equivalents of $978,337 are held primarily in a fund composed of short-term commercial paper until such time as required by operations. Available-for-sale securities of $2,792,383 are composed of U.S. Treasury notes, and corporate debt securities with maturities ranging from July 1997 to December 1998. The cost of the available-for-sale securities approximated fair market value at June 30, 1997.

Cash flows provided by operating activities during the nine months ended June 30, 1997 totaled $1,482,378, resulting primarily from depreciation and amortization ($1,099,166) and the decrease in accounts receivable ($553,484) offset by the decrease in accounts payable ($240,583) and the increase in inventories ($215,895).

Cash flows used by investing activities during the nine months ended June 30, 1997 totaled $1,251,460, resulting primarily from additions to software development costs ($890,017) and purchase of equipment ($571,053) reduced by net selling activity of the available-for-sale securities ($209,610). This compares to software development costs ($461,096) and capital expenditures ($289,850) and net purchase of available-for-sale securities ($4,939,987) totaling $5,690,933 of funds used in investing activities for the comparable period in 1996. Capital expenditures for the current fiscal year included approximately $250,000 for cubicle walls, leasehold improvements and upgrades to the security and telephone systems associated with the move to the new facilities in April 1997. Other capital expenditures were primarily for internal PC equipment and office equipment to support increases in personnel and engineering equipment used in developing new products. Although the Company has no firm commitments for capital expenditures, it anticipates capital expenditures of at least $90,000 during the balance of fiscal 1997.

The Company has a $150,000 term debt facility to be used for fixed asset additions, and a $1,000,000 line of credit with Norwest Bank Minnesota, N.A., both expiring in March 1998. Advances under the line of credit accrue interest at prime plus 1.5%, with an effective rate of 10.0% as of August 8, 1997. The Company has no minimum interest requirements, but is committed to an annual administrative fee of $1,200. At June 30, 1997 there were no balances due. The Company anticipates renewing this line of credit in March 1998.

Cash flows from financing activities during the nine months ended June 30, 1997 totaling $7,334 resulted from the exercise of stock options by employees. During the comparable period in 1996, cash flows provided by financing activities included proceeds of an underwritten public offering of 700,000 shares of Common Stock at $7.00 per share received on December 26, 1995, and proceeds from the exercise of an over-allotment option to purchase an additional 105,000 shares at $7.00 per share received January 18, 1996. Total proceeds from the offering, net of underwriting discount and expenses of the offering, were approximately $4,900,000. During fiscal year 1997, cash will be required to meet increased working capital needs, including inventory and accounts receivable financing, increased expenditures for marketing, sales, and customer support, continuing research and development expenses and capital expenditures. The Company believes its cash on hand plus its available-for-sale securities, its line of credit, and its current vendor terms will be adequate to fund the delivery of its anticipated revenue growth and to maintain its liquidity for a period of approximately 18 to 24 months. The Company's future cash flows from operations, however, may vary depending on a number of factors, including level of competition, general economic conditions and other factors beyond the Company's control.

OUTLOOK - FOURTH QUARTER NON-CASH CHARGE
The Company is currently in the process of evaluating the recoverability of assets (primarily purchased software and goodwill) acquired from Payne & Associates (Payne) in August 1996. Certain recent events have caused the full recoverability of these assets to be brought in question. The largest customer of Payne was recently acquired by another company, resulting in the loss of this customer's business, and a corresponding decrease in the revenue stream upon which the software and goodwill values were based. The loss of this customer also has required the Company to modify the acquired software before it can be sold to others. As a result, the Company believes it will record a significant nonrecurring, noncash charge in the fourth quarter, reflecting the downward valuation of these assets. The assets to be revalued make up the major portions of the "Purchased Software" and the Goodwill" categories on the Balance Sheet, carried at a net book value at June 30, 1997 of $1,150,000 and $1,360,638 respectively. While the loss of business has adversely affected Payne's operating results, and may continue to adversely affect operating results in the near term, the Company believes that the products, technology and expertise acquired from Payne have enhanced and continue to enhance the functionality and value of all the products offered to XATA customers, thereby strengthening the Company's competitive position and opportunities in the marketplace.

FORWARD-LOOKING STATEMENTS
THIS REPORT, AND IN PARTICULAR THE PARAGRAPH TITLED "OUTLOOK - FOURTH QUARTER NON-CASH CHARGE", CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF
SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934. ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE PROJECTED IN THE FORWARD-LOOKING STATEMENTS AS A RESULT OF KNOWN AND UNKNOWN RISKS, UNCERTAINTIES, AND OTHER FACTORS DESCRIBED IN THIS REPORT, INCLUDING BUT NOT LIMITED TO COMPETITION; TIMING OF RECEIPT AND SHIPMENT OF CUSTOMER ORDERS; THE RESULTS OF MARKETING EFFORTS; THE EXPENSE AND TIME REQUIRED TO COMPLETE RESEARCH AND DEVELOPMENT EFFORTS; AND THE INTEGRATION OF ACQUIRED BUSINESSES.

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

                  * The Company renegotiated its operating lease at its former location, 500 E. Travelers Trail, Burnsville Minnesota. Third parties have taken over approximately three-fourths of the space formerly occupied, (one-half on May 1, 1997 and an additional one-fourth on June 1,
                        1997) and the Company's rent obligation has been correspondingly reduced. The Company does not expect to sub-let the remaining space before its lease expires on August 31, 1997.

                  * On April 30, 1997 the Board of Directors of the Company authorized the repurchase of shares of the Company's common stock in market transactions from time to time, not to exceed $1 million. Any shares which are repurchased will retire to authorized, unissued capital stock of the Company. As of August 8, 1997 no shares had been repurchased.

        Item 6.   Exhibits and Reports on Form 8-K - Financial Data Schedule

SIGNATURES
Pursuant to the requirements of the Securities and Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


  Dated: August 12, 1997     XATA Corporation
                             (Registrant)



                              by: /s/ Robert M. Featherstone
                                  ----------------------------------------------
                                  Robert M. Featherstone
                                  Chief Financial Officer
                                  (Signing as Principal Financial and Accounting Officer and as Authorized)