Form 10KSB
period 1997-09-30
XATA CORP /MN/
filed 1997-12-29
CIK 854398

FORM 10-KSB

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended:  September 30, 1997

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ________________ to _________________

         Commission file number:  0-27166

                                XATA CORPORATION
--------------------------------------------------------------------------------
                 (Name of small business issuer in its charter)

           Minnesota                                     41-1641815
--------------------------------------------------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

      151 East Cliff Road, Suite 10, Burnsville, Minnesota       55337
--------------------------------------------------------------------------------
           (Address of principal executive offices)            (Zip Code)

Issuer's telephone number:  (612) 894-3680

Securities registered under Section 12(g) of the Exchange Act:

                                  Common Stock
--------------------------------------------------------------------------------
                                (Title of Class)


Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes |X|    No |_|

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

State issuer's revenues for its most recent fiscal year:  $10,404,477.

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: $12,638,396, based on 3,159,599 shares held by non-affiliates as of December 19, 1997, and the closing sale price for said shares in the Nasdaq National Market as of such date.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 4,392,559 shares of Common Stock, as of December 19, 1997.


                       DOCUMENTS INCORPORATED BY REFERENCE

The registrant's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on February 18, 1998 (the "Proxy Statement") is incorporated by referenced in Part III of this Form 10-KSB to the extent stated herein. Except with respect to information specifically incorporated by reference in this Form 10-KSB, the Proxy Statement is not deemed to be filed as a part hereof. Such Proxy Statement is not filed herewith, but will be filed with the Commission not later than January 28, 1998. In addition, there are incorporated by reference in this report on Form 10-KSB certain previously filed exhibits identified in Part III, Item 13 hereof.

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----

PART I                                                                        1

Item 1.    Description of Business                                            1

Item 2.    Description of Property                                           16

Item 3.    Legal Proceedings                                                 16

Item 4.    Submission of Matters to a Vote of Security Holders               16

PART II                                                                      17

Item 5.    Market for the Common Equity and Related Stockholder Matters      17

Item 6.    Management's Discussion and Analysis or Plan of Operation         18

Item 7.    Financial Statements                                              22

Item 8.    Changes in and Disagreement with Accountants on Accounting
               and Financial Disclosure                                      22

PART III                                                                     23

Item 9.    Directors, Executive Officers, Promoters and Control Persons;
               Compliance with Section 16(a) of the Exchange Act             23

Item 10.  Executive Compensation                                             23

Item 11.  Security Ownership of Certain Beneficial Owners and Management     23

Item 12.  Certain Relationships and Related Transactions                     23

Item 13.  Exhibits and Reports on Form 8-K                                   23

SIGNATURES                                                                   24

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


                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL

         XATA is a leading provider of supply chain software, systems, services and solutions to the transportation, distribution and logistics segments of the fleet trucking industry. XATA's products and services unify all participants in a company's supply chain to optimize the collection, communication and integration of information throughout the transportation network. XATA's systems use onboard computers, fleet management software, route optimization software, dispatch software, Internet software, satellite positioning and mobile communication capabilities to improve fleet productivity and profitability.

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

         In December 1991, the Company became publicly held and obtained additional needed capital through a merger with a publicly held entity. Thereafter from 1991 through September 1994, the Company developed its system and significantly expanded both the number of its systems sold and the number of its customers. The Company has experienced operating profits beginning in the fourth quarter of the fiscal year ended September 30, 1994, and continuing throughout the fiscal year ended September 30, 1997. In addition, during fiscal 1996, the Company received net proceeds of approximately $4,945,000 from a public offering.

         In August 1996, the Company purchased substantially all of the assets of a business known as Payne & Associates ("Payne"), an unincorporated division of Computer Petroleum Corporation, including software products that integrate information, communication, and Internet based technologies for trucking industry applications. Such products include Desktop Dispatch, SatMap WarRoom, Dealer Locator, Internet Dealer Locator, Transportation Breakdown Management System, and LoadTracker. This acquisition was intended to provide the Company with capabilities in the development of Internet, Intranet and Windows(R)-based applications software that complement the core functionality of the XATA Fleet Management System and significantly broaden the portfolio of products the Company can offer to the fleet trucking industry. In June 1997, XATA formed a new unincorporated business division, XATA Enterprise Technologies (XET), using personnel and products XATA acquired from Payne & Associates in August 1996.

         During the fourth quarter of 1997, the Company completed an evaluation of the recoverability of assets (primarily purchased software and goodwill) acquired from Payne in August 1996. During fiscal 1997, following the acquisition, the largest customer of Payne was unexpectedly acquired by another company, resulting in the loss of this customer's business, and a corresponding decrease in the revenue stream upon which the software and goodwill values were based. In addition, the loss of this customer has required the Company to substantially modify the acquired software for marketing and sale to others. As a result of these events, management of the Company has determined that the Company's investment in Payne was severely impaired and that the value of the remaining products being sold by the Company is approximately $200,000. Accordingly, the goodwill and acquired software relating to the Payne acquisition were written down to this estimated value, resulting in a fourth quarter 1997 charge of approximately $1.8 million.

         In October, 1996, the Company acquired all of the issued and outstanding equity securities of Key Logistics, Inc., a company which develops and markets RouteView. RouteView is a PC Windows(R)-based software that automatically sequences and optimizes delivery routes on a daily basis. RouteView generates computer-rendered maps that display each delivery location on a route, sequences delivery locations to minimize mileage, and provides tools for the dispatcher to modify routes as necessary. The name "Key Logistics" is no longer in commercial use and Key Logistics' operations have been consolidated into the Company; however, Key Logistics, Inc. currently remains as a wholly-owned subsidiary of the Company. RouteView is sold and marketed as both a stand-alone software package and as an integrated component of the XATA System.

         XATA directs its sales and marketing efforts to trucking, transportation and logistics companies operating "heavy duty" (Class 6, 7 and 8) truck fleets of 25 or more vehicles, which account for over 61% of the 3.1 million trucks in this industry segment. The commercial operation of large fleets of heavy duty vehicles entails significant capital investment and operating expenditures. Both for-hire and private carriers are fast becoming broad-based freight transportation providers that seek profit and increased efficiency outside of traditional boundaries; and the newest segment of the trucking market, the logistics provider, is growing exponentially as more and more fleets chose to outsource all or part of their transportation and logistics functions.

         The transportation industry is characterized by increased demands for greater efficiency, including faster transit times, lower costs and more responsive service, as well as greater reliability and safety. Combined with escalating fuel and labor costs, and extensive regulation by federal and state authorities, these pressures necessitate the collection, analysis, communication and optimal utilization of detailed operational information. To date, fleet operators have largely lacked sufficient information to effectively monitor and develop programs to improve many aspects of fleet operations, individually and collectively. Supply chain systems and software can be a powerful tool to help contain costs and increase operational efficiencies and profitability throughout the transportation and logistics network. As a result, more transportation managers are evaluating the impact of these technologies on their operations.

         XATA's suite of supply chain products and services are specifically designed for key segments of the trucking and logistics marketplace described above. The Company's Onboard Information and Communication Systems uses various hardware and software components to monitor and improve driver and vehicle performance. XATA Enterprise Technologies software applications perform various transportation functions, including dispatching, load tracking, vehicle tracking, driver messaging, and breakdown management. RouteView route optimization software allows companies to develop cost-effective routes for their delivery operations. As a result of the portfolio of products available to the fleet trucking industry, XATA's solutions provide significant fleet savings and benefits through increased fuel economy; improved routing and scheduling; reduced driver, clerical and compliance paperwork; improved asset utilization and resource management; reduced maintenance costs; improved driver productivity and safety; and enhanced customer service.

THE LOGISTICS INDUSTRY

         In recent years, logistics has moved from the loading dock to the boardroom and has revolutionized the way companies plan, source, make and deliver products. Logistics can generally be defined as the management and transportation of materials and inventory throughout the supply chain. Companies are realizing that there are far more opportunities to cut costs and improve performance in the supply chain than in the manufacturing process, and that logistics management can be a powerful competitive weapon.

                  These companies are gaining a competitive edge by using technology to manage every link in the supply chain from vehicles, drivers and managers to warehouses and information systems. Last year American companies spent $784 billion, almost 11% of the U.S. Gross Domestic Product (GDP), to wrap, bundle, load, unload, sort, reload, transport and deliver goods. The transportation management portion of the supply chain involves huge total costs. For a typical manufacturer, sixty to eighty percent of the total cost of getting a product to market is tied to logistics. Of the $784 billion spent today on logistics, transportation accounts for over half; and total logistics expenditures are expected to reach a staggering $900 billion by the year 2000.

         Total Logistics Expenditures, 1995
         *     Transportation: 56.5%
         *     Inventory: 31.4%
         *     Warehousing: 8.3%
         *     Administration: 3.8%

         Within the transportation component of logistics expenditures, trucking accounts for $362 billion or roughly 78 percent of the total U.S. freight bill and approximately 5% of GDP.

         Transportation Expenditures, 1995
         *     Truck: $362 billion
         *     Rail: $34 billion
         *     Pipeline: $30 billion
         *     Air: $20 billion
         *     Intermodal: $9 billion
         *     Water: $8 billion

         The logistics industry has evolved over the past two decades as increasing global competition has forced companies to look to transportation and logistics companies for greater manufacturing efficiency, cost reduction, faster distribution and improved customer service.

         A variety of operational and economic trends have combined to increase the pressure on transportation companies and create a new supply chain model. As customer service becomes more and more important, companies are increasingly coordinating the point-to-point distribution of specific products for specific customers within the constraints of just-in-time delivery windows. At the same time, the number of distribution centers is declining as controlling costs is becoming a business necessity. The result is that transportation companies are being forced to enact increasingly complex logistical strategies.

         As companies' logistics decisions begin to involve greater emphasis on cost efficiency and increased focus on core competencies, many companies are reevaluating their transportation operation from all sides. Many of these companies are finding it advantageous to outsource all or part of their logistics management as the most efficient way to manage the entire supply chain. As a result, information systems are critical to reducing costs and increasing efficiencies across the entire transportation network. These systems must be capable of managing the flow of information and providing shippers instant access to shipment data.

         Software such as that being developed by XATA and other providers for the purpose of seamlessly collecting, managing, and delivering information to all points in the supply chain has become critical to optimizing all of the functions of each company's transportation network. Carriers that can use information to their advantage can quickly distinguish their capabilities. With the availability of such information, businesses can acquire a "multi-enterprise" view of the supply chain and gain control of resources and relationships that reduce transportation costs, increase operating efficiency and improve customer service.

         Today's logistics management requires total visibility of every link in the supply chain from point-of-origin to point-of-consumption. The Company believes that growth in the transportation and logistics industry rests on continued advancements in information technology, and that the market will require integrated software applications that deliver resource management, warehouse management, shipment control and visibility, driver and operator communications, and efficient data collection and retrieval.

LOGISTICS IN THE TRUCKING INDUSTRY

         The trucking industry, with annual revenues around $300 billion, is the major component of the transportation sector of the United States economy, accounting for 78% of the nation's freight bill and 5% of the GDP. Published economic forecasts indicate that the trucking industry's share of the total transportation market in the United States is likely to remain relatively stable. Private carriers and for-hire carriers traditionally have comprised the two major fleet categories within the trucking industry. Private carriers are manufacturers, wholesalers, merchants and other companies who transport their own goods using equipment that they own or lease. For-hire carriers are companies whose primary business is trucking and who transport freight that belongs to others. Today, however, the functions of for-hire and private carriers are evolving to include services which address more than merely delivery, resulting in the creation of the new and rapidly growing market segment of logistics. Logistics providers manage a portion or all of the transportation and logistics for businesses that choose to outsource as part of their operation, including: inbound transportation of raw materials or components, warehousing, inventory control, materials handling and the delivery of finished product to distribution outlets or the end user. Logistics providers are capable of providing a complete turnkey solution where a third party dedicates resources to manage the movement of inventory. These dedicated resources could include: vehicles, drivers, managers, warehouses, information technology and management information systems.

         Typically, logistics costs account for 10 to 15 percent of a company's gross sales. As corporations downsize to focus on core competencies, many are unable to justify the costs of operating private fleets. As a result, they are outsourcing various portions of their logistics activities to logistics providers. Today, the logistics service business is expanding exponentially, and is expected to hit $50 billion by the year 2000, up from $16 billion in 1996, and $25 billion in 1997.

         Growth in the logistics service business comes from within the trucking sector and includes trucking and full-service leasing companies like Ryder, Penske, Roadway and Schneider who now view themselves as integrated logistics firms. They are offering sophisticated information-based freight planning to manage and operate delivery systems that reduce cost and cycle times. The Company believes that the following trends are significantly impacting the trucking industry and are resulting in increasing competitive pressures and an accelerated rate of change:

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

         7. Continued blurring of the distinctions between traditional segments of the trucking industry as many fleets begin acting as broad-based transportation providers.

         Management of the Company believes that there is, and will continue to be, significant demand in the transportation industry for logistics technology, principally because the use of this technology enables trucking companies to respond to competitive pressures with significant cost savings in meeting the demands of complex distribution networks.

TARGET MARKET

         XATA's current target market consists of the approximately 3.1 million Class 6, 7 and 8 "heavy duty" trucks which are designed to carry large amounts of cargo over long distances. To date, XATA has concentrated its sales and marketing efforts on trucking, transportation and logistics companies operating fleets of 25 or more vehicles, which include approximately 61% of the heavy duty trucks in operation. The Company believes there is an increasing demand by the management of these fleets for improved fuel economy, productivity, and profitability. Heavy duty commercial trucking fleets are characterized by a significant investment in equipment, valuable cargo, relatively high operating costs, significant annual mileage per vehicle, and extensive federal and state compliance reporting requirements. In general, any fleet with ten or more vehicles has a sufficient capital investment in fleet equipment and related operating costs to require the services of a fleet manager to ensure efficient deployment of the fleet's assets. Investment in equipment includes the cost of each tractor, at an average cost of $75,000, and each trailer, at an average cost of $50,000. Heavy duty vehicles typically travel 100,000 miles per year with fuel economy figures of five to seven miles per gallon ("mpg"), and fuel costs may average $20,000 per year. These costs, plus driver costs exceeding $0.25 per mile, insurance costs of up to $10,000 per vehicle per year, and expenses related to maintenance, dispatchers, safety directors, clerical support and support equipment make the efficient operation of each vehicle an essential and complex part of fleet management. Accordingly, accurate and timely data collection and analysis is necessary to enable fleet management to sustain and increase profitability.

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

Several engine manufacturers also market systems that provide limited fuel and vehicle performance information directly from the ECM (electronic control module) in electronic engines to the fleet and driver. In the mid-1980's, CADEC Systems, Inc. (which was later acquired by Cummins Engine Company, a large manufacturer of truck diesel engines) appeared in the market with the first onboard driver interaction product, consisting of a keyboard containing a single line screen. In 1997, Eaton Corporation, a major manufacturer of commercial truck components, commercially introduced Fleet Advisor, a product with features similar to those of the Company's system. The Company believes that although the XATA system is, in some instances, more expensive than the products described above, none of these products offers all of the features of the XATA system. Moreover, the XATA system is easy to use and offers significant advantages over competing products in identifying cost savings and efficiencies.

         Sophisticated onboard communication systems were introduced to the heavy duty trucking market in 1987 for the purpose of providing nationwide two-way communication between vehicles and management sites. Today, Qualcomm, Inc., a California-based company that produces and markets a satellite based vehicle tracking and communication system, has captured a significant portion of the onboard communications market. HighwayMaster Communications, Inc., a Texas-based company, has introduced a nationwide cellular-based communication system that provides both voice and data transmissions. Although communication systems are traditionally not in direct competition with XATA's products, and are, in fact, complementary to XATA's system, they compete for a fleet's "technology budget." XATA believes that trucking fleets that purchase communication systems will eventually augment those systems with the capabilities of an onboard system such as the XATA system, and conversely, that those who purchase the XATA onboard system may augment that system with the purchase of a complementary communication system. Therefore, the Company is working to establish alliances with companies offering additional communication products and working to develop communication capabilities and solutions internally, so that it can provide its customers with a total supply chain solution.

         The Company believes that the nature and sources of competition in its industry are rapidly evolving and, in the future, will be based upon the service provider's ability to deliver integration of multiple information systems, including links between trucking operations and all other facets of the supply chain through a variety of sophisticated software and communications technologies, including but not limited to the Internet. For example, Qualcomm has recently announced that its OmniTracs product, which was previously incompatible across diverse computer platforms, will be integrated with other trucking dispatch software packages. These efforts represent a trend toward integration of intracompany data with the larger external supply chain involving the flow of goods to markets. For example, the Company believes that shipper and receivers desire to obtain comprehensive information concerning all facets of freight movement via the Internet, a development which requires systems that meet the needs of carriers, shippers, consignees, third party logistics providers, and other linked to the supply chain.

         The Company believes that these changing markets will require it to adapt its existing products and to develop new products which facilitate the collection, integration, communication and optimal utilization of information throughout the transportation network and the entire supply chain. This may entail the development of new technologies and the adaptation of new and existing products to be compatible with products and services provided by others in the industry, including others who may be considered competitors of the Company in one or more lines of business. The Company believes that effective competition in the future will require value-added services which can be fully integrated with other applications purchased by the customer and that in all cases, this will require integration of intracustomer information with the larger external supply chain.

DESCRIPTION OF THE COMPANY'S PRODUCTS AND SERVICES

         XATA's suite of products and services are specifically designed for key segments of the trucking and logistics marketplace described earlier in this document.

         The XATA Onboard Computer System extends a fleet's corporate information network from the office into the vehicle by collecting critical logistics information and electronically circulating that data throughout the entire fleet management and operations team, as well as certain other corporate areas which are connected through the user's corporate management information system. The goal of the XATA system is to automatically collect the information available from the vehicle and to accurately capture the information available from the driver only once, at the time of the initial encounter. This information is then analyzed and selectively presented to transportation team members at a time and in formats intended to increase productivity and improve profitability.

         The XATA system consists of four basic components, more fully described below, which work together to provide fleet management with the tools to collect and analyze accurate information generated during vehicle operation.

         1. FLEET MANAGEMENT SYSTEM SOFTWARE. The core of the XATA system is the FMS software, a software package designed to analyze and report on a fleet's operation using the information collected by the system's hardware components. The FMS software is a fully integrated system. Even with the addition of optional software modules, navigation through the system is seamless. The interface to the FMS software is a DOS menu-driven platform that allows swift navigation to any screen in the system through four character codes. The menus are organized in a tiered, or tree-like, structure, as opposed to the pull-down menus common in desktop applications. Consistent function key capabilities exist throughout the system to assist operators with data entry.

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

         The FMS software contains a number of software applications designed to collect, compile, and analyze the information that flows from the operation of a fleet of vehicles and to build that information into a learned history, with detailed information on drivers, vehicles, routes and customers. These applications determine the capabilities of the system's hardware components, including the Driver Computer and Data Station, described below. Users of the XATA system may purchase optional software subsystems that augment the FMS software with features not included in the base system. These subsystems, described below, are fully integrated into the XATA system and can be utilized in conjunction with all other software features.

          * ONBOARD FUEL MANAGEMENT, which provides real-time fuel management by electronically capturing and continually displaying fuel consumption information for the driver. Drivers can use this information to alter speed and gear shifting to improve fuel economy.

          * ONBOARD ELECTRONIC LOGS, which maintains a complete electronic driver log that complies with United States Department of Transportation ("DOT") regulations.

          * ONBOARD ROUTE DISPATCH, which allows a Driver Computer to receive a complete, electronic trip plan that guides drivers through their routes with step-by-step instructions. During the route, the Driver Computer collects comprehensive stop and leg information, thus providing a comparison between planned events and actual data.

          * ELECTRONIC STATE FUEL TAX, which automatically and electronically captures all fuel consumption and mileage driven is electronically captured, and all fuel purchases by state and all state crossings are entered by the driver as they occur. This data can be transferred directly to the fleet's fuel tax processor.

          * DRIVER INCENTIVES, which allows the creation of incentive programs for all drivers, specific drivers, or fleet management that are tailored to fleet objectives, such as fuel economy or delivery performance.

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

          * POSITION PLUS, which incorporates GPS (Global Positioning System) technology to automatically capture accurate vehicle positions for specific fleet events, including state fuel tax and electronic logs.

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

         SOFTWARE INTERFACES. The XATA system interfaces to a number of popular routing systems, including those offered by RoadNet, ROADSHOW, Manugistics, and XATA's RouteView. These interfaces allow the input of a trip plan optimized by a routing package into XATA's Route Dispatcher subsystem located within the FMS software, where it is downloaded to a Driver Computer for use by a driver during a trip. In turn, the interface allows the output of trip detail collected by that Driver Computer to be put back into the routing system for comparison and analysis, from which the routing software can adjust the next trip to improve performance. XATA has also begun developing interfaces to products developed by XET. The first established interface is with XET's Desktop Dispatch.

         2. DRIVER COMPUTER. The Driver Computer is an onboard computer that combines touch-screen technology, a microprocessor, and customizable software to electronically capture and communicate information that flows from the operation of the vehicle. Using vehicle sensors and driver inputs, the Driver Computer automatically records and displays accurate information on vehicle performance to the drivers. The Driver Computer was designed to resist the vibrations, temperature extremes, dirt, and chemicals associated with harsh operating conditions in the trucking industry. The functionality of the Driver Computer is enhanced for this non-office environment by the inclusion of a large, easy-to-read, illuminated, touch-sensitive screen that utilizes 1/2" high characters that match the size and shape of the driver's finger, allowing for easy and reliable data entry.

         3. DRIVER INFORMATION KEY. The Driver Information Key is an electronic storage device with the approximate size and shape of a normal vehicle key that transports information between the Data Station and the Driver Computer in a paperless, electronic format. Each Driver Information Key is capable of storing the driver's identity, as well as the driver's logs, dispatch data, and trip data with respect to multiple trips. Every Driver Computer contains a key receptacle that will receive the Driver Information Key. Driver Information Keys provide a user-friendly mechanism to: (i) transfer trip plans (dispatch data), completed trips, and driver logs to and from Driver Computers; (ii) program Driver Computers with fleet performance standards, exception thresholds, and other security/control data, and (iii) access maintenance, diagnostic, and repair information from electronic engines and other vehicle operating systems.

         4. DATA STATION. The Data Station has the same physical appearance as the Driver Computer, but contains software that performs a different function. The Data Station facilitates the collection, storage and transfer of information between the Driver Computer and the FMS software, operating primarily as a transfer mechanism between these two components. Data Stations are located at terminals, where trips begin and end, and are typically set up for easy access. Drivers use the Data Stations to exchange information upon returning from a trip, allowing them to operate on a schedule independent of fleet management, without the need to physically interchange paper after each day's work. The Data Station transfers dispatch data onto a Driver Information Key at the beginning of trips and offloads actual trip data from the Driver Information Key at the end of trips. The Data Station also connects directly to a PC to transfer offloaded trip information to the FMS software or to transfer a new trip plan to a Data Station for retrieval by drivers. The Data Station can also be accessed via a PC modem to remotely transfer information to or from any fleet site.

         5. MOBILE APPLICATION SERVER. The Mobile Application Server (MAS) is a member of a family of hardware and software products that combine to form XATA's next generation architecture for onboard information systems, providing the enabling technology for future applications important to the Company's prospects and customers. The MAS is a small stand-alone which plugs into the Driver Computer. The MAS serves as the primary application platform for future enhancements to the XATA System by providing additional processor and memory resources for more advanced applications, supporting additional connectivity to multiple peripheral devices, providing the architecture to support the use of GPS and communications technology, increasing the level of systems integration on the vehicle, and creating an onboard information system that is modular, scaleable, expandable, and open. The Mobile Application Server provides the enabling technology for XATA's first GPS software application, Position Plus.

XATASERV

         XATAServ is the Company's comprehensive customer service and technical support program, offering a wide range of support options designed to provide customer-focused solutions for operation of the XATA System. The mission of XATAServ is to develop, communicate and deliver a comprehensive goal attainment and support program that ensures the customer's success with the XATA system by providing the tools, training and knowledge necessary to identify and maximize their return on investment. XATAServ is typically purchased at the time of the initial order and provides assistance in all areas, beginning with rollout and installation, and including training and support of ongoing operations. The XATAServ program is in addition to the limited warranty included in the base price of the system.

         XATA also offers management-level consulting services to provide clients with information and advice on how to improve their usage of the XATA system. These advanced training services are different from the basic training and support service for front-line staff. XATA's consultants advise management on how to use the advanced capabilities of the XATA system to reduce operating costs and increase savings. They help answer critical questions about interpreting data and detecting trends that require more extensive experience and expertise than technical support.

XATA ENTERPRISE TECHNOLOGIES

         During the fourth quarter of 1997, the Company completed an evaluation of the recoverability of assets (primarily purchased software and goodwill) acquired from Payne in August 1996. During fiscal 1997, following the acquisition, the largest customer of Payne was unexpectedly acquired by another company, resulting in the loss of this customer's business, and a corresponding decrease in the revenue stream upon which the software and goodwill values were based. In addition, the loss of this customer has required the Company to substantially modify the acquired software for marketing and sale to others. As a result of these events, management of the Company has determined that the Company's investment in Payne was severely impaired and that the value of the remaining products being sold by the Company is approximately $200,000. Accordingly, the goodwill and acquired software relating to the Payne acquisition were written down to this estimated value, resulting in a fourth quarter 1997 charge of approximately $1.8 million.

         Subsequently, these assets were used to form the foundation for XATA Enterprise Technologies (XET), an unincorporated division of XATA, which is built primarily around personnel, products and technological expertise from Payne. XET's principal products are Desktop Dispatch, SatMap WarRoom, Dealer Locator, Breakdown Call Report, Internet Dealer Locator, Transportation Breakdown Management System, and LoadTracker.

         DESKTOP DISPATCH allows a dispatcher to manage the entire dispatch process using one application, from order entry, to equipment tracking and trailer management, through final invoicing and driver settlement. Desktop Dispatch lets dispatchers place orders, build trips, assign and track drivers and equipment, optimize loads and routing, perform invoice and driver settlements and contract carrier settlements. It allows dispatchers to manage more operational functions and receive and post orders faster and more accurately with the same resources they have today. Desktop Dispatch uses a distance-based filtering system for driver-load matching that can actually measure the distance from a driver to a load, and vice versa, speeding the dispatch process and optimizing load matching.

         SATMAP WARROOM monitors fleet movements, tracks loads and locations, and balances load-to-equipment needs. It also directs mission-critical operations, such as rescuing loads, managing breakdowns and dispatching backhauls. It also includes two-way fleet messaging and digital mapping to allow drivers to communicate with dispatchers electronically via satellite communications.

         DEALER LOCATOR provides immediate information on dealer and repair facilities that service tractors and trailers. A database of over 35,000 qualified dealers is accessible by specific facilities (Goodyear tire dealers, for example) and general categories (truck repair, towing, etc.). Database entries include address, phone number, contact person, hours of service, and special capabilities. Dealer Locator locates a truck via telephone number, satellite interface or GPS, then locates the nearest repair facility by distance and direction, and lists all others in descending order. The location of the truck and nearest repair facilities can be viewed on a map. Dealer Locator also allows the user to create a preferred network of dealers within the application. Dealer Locator is also available in an internet version, Internet Locator, that can be set up on a company's home page rather than installing it at every facility.

         INTERNET DEALER LOCATOR is an Internet accessible database that lists 35,000 approved dealers and repair facilities for tractors and trailers. It lets dispatchers quickly direct trucks needing emergency service to the nearest preferred repair facility anywhere in North America for smoother breakdown reporting, faster response times and reduced vehicle and driver down time. A Breakdown Call Report option automatically logs breakdowns and provides a paperless work-order system to manage vehicle breakdowns, reduce costs and maximize asset utilization.

         TRANSPORTATION BREAKDOWN MANAGEMENT SYSTEM (TBMS) seamlessly integrates Internet Dealer Locator and Breakdown Call Report to provide complete emergency breakdown management from locating service, to providing a paperless work order system for managing service calls. It reduces response times, phone expenses and paperwork, tracks replacement part warranties and provides a detailed asset history.

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

ROUTEVIEW

         In October 1996, the Company acquired all of the capital stock of Key Logistics, Inc., which is currently a wholly-owned subsidiary of the Company. Key Logistics' principal product is RouteView, a PC Windows(R)-based software system that automatically sequences and optimizes delivery routes on a daily basis. RouteView generates street-detailed maps that display each delivery location on a route, sequences delivery locations to minimize mileage and provides tools for the dispatcher to modify routes as necessary. RouteView is designed to both duplicate and automate the everyday tasks and tools of the routing process in a way that is simple, understandable, and easy-to-use. RouteView assigns stops to routes based on geographic territory, then sequences stops within these routes to minimize miles in the same manner as a dispatcher performing these tasks manually. Additional RouteView Tools allow the user to view the effects of route changes before implementation.

         In September of 1997, the Company introduced a 32-bit version of its RouteView(TM) software. Compatible with the Windows 95(R) and Windows NT(R) platforms, the new version of this map-based software processes stops and optimizes routes within a familiar, point-and-click interface. The new version of RouteView also features an interface with XATA's onboard computer system, allowing for the import of optimized RouteView trip plans into XATA's Route Dispatcher Subsystem. RouteView trip plans can then be downloaded to the XATA Driver Computer, where they are used by the driver during the trip, eliminating most driver entry.

         RouteView's main functions include verifying addresses with its powerful address-location system, assigning stops to individual routes, sequencing stops within routes, optimizing routes to achieve minimum mileage, balancing routes to maximize the use of assets and calculating estimated time of arrivals (ETAs). It also prints street-level maps and manifests for drivers that include addresses and ETAs for each stop as well as notes on special or time-sensitive stops.

YEAR 2000 ISSUE

         The Company has investigated the impact of the Year 2000 issue on both its own internal information systems and the products it develops, markets and sells. During fiscal 1996, the Company purchased from a world-wide supplier and developer of information systems an enterprise-wide information system with written assurance from the developer that the system will correctly function across the year 2000, as verified by previous systems tests. During fiscal 1997, the Company reviewed all of the products it develops, markets and sells. The one product that is not currently Year 2000 compliant is scheduled to be modified to be compliant at a nominal cost before the end of fiscal 1998. Therefore, Year 2000 is not expected to have a material effect on the Company's financial position, operations or cash flow.

MARKETING

         XATA sells its suite of supply chain software and systems to fleet trucking industry and logistics providers nationwide through its direct sales force and several OEM agreements. The efforts of the direct sales force are supported, when necessary, by systems engineers, who have a strong working knowledge of the typical hardware and software configurations required by fleet operations, and by technical support representatives with experience in integrating the XATA system into fleets in similar industries under similar operating conditions. XATA is currently focusing its sales and marketing efforts on transportation and logistics companies operating fleets of 25 or more vehicles within specific vertical markets that have experienced significant benefits with the XATA system, including food distribution, petroleum production and marketing, manufacturing and processing, and retail/wholesale delivery.

         The Company uses a combination of integrated marketing activities, including but not limited to advertising, trade shows, the Internet, and direct mail to gain exposure within the marketplace. The Company uses exhibits at selected industry conferences to promote XATA name awareness, demonstrate its products, and obtain additional sales opportunities. XATA also actively pursues speaking opportunities at such trade shows for its customers who have gained efficiencies in fleet operations using the Company's technology. As the Company continues to emphasize supply chain management solutions, its relationships with many customers have become broader, encompassing more products and markets, and resulted in a responsibility for providing solutions for a greater portion of their operation.

MAJOR CUSTOMERS

         Net sales during the fiscal years ended September 30, 1997 and 1996 to customers who accounted for more than ten percent of revenue in either of such years are as follows:

                                                     Years Ended September 30,
                                                   ----------------------------
                                                        1997           1996
                                                   ------------- --------------
                                                       Percent of Net Sales
                                                   ----------------------------
Ryder Integrated Logistics, Inc. (formerly               15%            45%
known as Ryder Dedicated Logistics, Inc.)
Ameriserve (formerly known as PFS - Pepsi Food           14%             *
Systems)

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

PATENTS, TRADEMARKS, AND COPYRIGHTS

         "XATA" is a trademark registered with the United States Patent and Trademark office. All computer programs, report formats, and screen formats are protected under United States copyright laws. In addition, the Company has been issued a design patent by the United States Patent and Trademark Office which covers the design of its computer display. The Company's software programs have not been patented. The Company claims trademark and tradename protection for the following: RouteView, Desktop Dispatch, SatMap WarRoom, Dealer Locator, Internet Dealer Locator, Breakdown Call Report, Transportation Breakdown Management System, and LoadTracker. The Company intends to protect and defend its intellectual property rights vigorously.

RESEARCH AND DEVELOPMENT

         The Company's market position is based on its strong research and development capability and its market technology leadership. Management believes that product development must continue in order to maintain this market position, to integrate industry requirements, to respond to market opportunities, and to keep abreast of technological change, which is expected to continue at a rapid pace. The Company employs systems engineers who are engaged in numerous development projects led by William P. Flies, the Company's founder and Chief Technical Officer. Along with customer-driven requirements, much of the impetus to adopt new technologies will come from logistics providers, suppliers, shippers, government, and other non-industry influences that are endorsing the use of reliable, low-cost technologies to increase overall industry efficiency. These new technologies include global positioning systems, onboard communications (cellular, satellite, wireless, paging), and trailer identification. Research and development expense was approximately $828,000 for fiscal 1997 and $505,000 for fiscal 1996. Capitalized software development costs were $1,154,000 for fiscal 1997 and $664,000 for fiscal 1996.

EMPLOYEES

         As of September 30, 1997, XATA's staff included 84 employees and 12 contractors. Although employees are organized as an integral XATA team, their primary assignments, including independent contractors, are as follows: 13 in administrative, finance, and MIS; 33 in sales, marketing, and customer service; 3 in logistics; and 47 engineering, product design, and development.

ITEM 2.  DESCRIPTION OF PROPERTY

         On April 4, 1997, the Company moved into 20,588 square feet of new office and warehouse space at 151 East Cliff Road in Burnsville, Minnesota. The Company has signed a seven (7) year, non-cancelable operating lease for this space, with initial rental payments of $12,010.00 per month, plus a pro rata share of the building operating expenses commencing June 1, 1997. The base rent will increase to $14,810.00 on February 1, 1999, in part due to occupancy on March 1, 1999, of an additional 4,800 square feet of warehouse space adjacent to the Company's current space. Base rent will increase to $16,291 on June 1, 2002, the sixth year of the lease. The lease may be renewed for three (3) additional terms of five (5) years each. The Company believes that this space is adequate for its needs at this location for the foreseeable future.

         In connection with the move to the facilities described above, the Company renegotiated its lease at its former location, 500 East Travelers Trail, Burnsville, Minnesota, and sublet approximately three-fourths of the space (one-half on May 1, 1997 and an additional one-fourth on June 1, 1997), resulting in a corresponding reduction in the Company's rent obligation. The Company did not sublet the remaining space before the expiration of the lease on August 31, 1997.

         The Company's XET operation leases 3,150 square feet in an office building in Peoria, Illinois. The lease terminates in the year 2000 and has a monthly rental of $3,100, including operating costs. The Company believes that this space is adequate for its needs at this location for the foreseeable future.

ITEM 3.  LEGAL PROCEEDINGS

         The Company has been named as a defendant in an action based upon a disputed account payable. The amount in controversy is less than $12,000.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

                                     PART II

ITEM 5.  MARKET FOR THE COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's Common Stock is traded under the symbol "XATA" in the Nasdaq National Market. Prior to December 19, 1995, the Common Stock was traded over-the-counter and was quoted on the National Association of Securities Dealers' OTC Bulletin Board (the "OTC Bulletin Board").

         The following table sets forth the quarterly high and low closing bid prices in the over-the-counter market for the Company's Common Stock, as reported by the OTC Bulletin Board for the fiscal year ended September 30, 1996 (through December 19, 1995). The low and high closing bid prices for the Common Stock for the period October 1 - December 19, 1995 as reported by the OTC Bulletin Board were 7-7/8 and 9-1/2, respectively. Such quotations represent interdealer prices, without retail markup, markdown or commission, and do not necessarily represent actual transactions.

         The following table sets forth the quarterly high and low sales prices as reported by the Nasdaq National Market commencing December 20, 1995.

---------------------------

                                                               SALE PRICE
                                                           LOW         HIGH
                                                           ---         ----
      FISCAL YEAR 1996
      First Quarter (Dec. 20, 1995 - Dec. 31,             7.000       8.000
      1995)
      Second Quarter                                      7.000       7.625
      Third Quarter                                       6.625       11.250
      Fourth Quarter                                      8.250       11.500


                                                               SALE PRICE
                                                           LOW         HIGH
                                                           ---         ----
      FISCAL YEAR 1997
      First Quarter                                       6.250       10.500
      Second Quarter                                      4.047       7.500
      Third Quarter                                       3.500       6.125
      Fourth Quarter                                      3.375       5.375

         As of December 19, 1997, the Company's Common Stock was held of record by 87 holders. Registered ownership includes nominees who may hold securities on behalf of multiple beneficial owners. The Company estimates the number of beneficial owners of its Common Stock as 1,348 as of December 10, 1997 based upon information provided by a proxy services firm.

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

RECENT SALE OF UNREGISTERED SECURITIES

         In August 1996, May 1997 and October 1997, the Company issued an aggregate of 28,125 shares (9,375 in 1996, 6,250 in May 1997 and 12,500 in
October 1997) to 3 employees who joined the Company in connection with the Company's acquisition of the Payne assets from Computer Petroleum Corporation ("CPC"). Such employees were formerly employees of CPC. Pursuant to the terms of their respective employment agreements with the Company, an additional 12,500 shares will be issued in October 1998 and in October 1999 (25,000 shares total), and if certain performance objectives are attained, 3,125 shares will be issued in October 1998 and in October 1999 (6,250 shares total).

         In October 1996, the Company issued an aggregate of 41,558 shares of its Common Stock to the two shareholders of Key Logistics, Inc., in exchange for all of the issued and outstanding stock of Key Logistics. Such shares were issued in reliance upon exemption from registration under Section 4(2) of the Securities Act of 1933 (the "Act"). An additional 10,390 shares may be issued in August 1998 if certain performance objectives are attained.

         All such shares have been or will be issued in reliance upon the exemption from registration under Section 4(2) of the Act.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         XATA is a leading provider of supply chain software, systems, services and solutions to the transportation, distribution and logistics segments of the fleet trucking industry. XATA's products and services unify all participants in a company's supply chain to optimize the collection, communication and integration of information throughout the transportation network. XATA's systems use onboard computers, fleet management software, route optimization software, dispatch software, Internet software, satellite positioning and mobile communication capabilities to improve fleet productivity and profitability. Pursuant to contractual arrangements with certain customers, the Company also provides warehousing services for completed systems where ownership has transferred.

         In August 1996, the Company purchased substantially all of the assets of a business known as Payne & Associates ("Payne"), an unincorporated division of Computer Petroleum Corporation, including software products that integrate information, communication, and Internet based technologies for trucking industry applications. The acquisition was accounted for as a purchase and accordingly, the results of operations for Payne are included with the Company's since the date of the acquisition. In June 1997, XATA formed a new unincorporated business division, XATA Enterprise Technologies (XET), using personnel and products acquired from Payne.

         During the fourth quarter of 1997, the Company completed an evaluation of the recoverability of assets (primarily purchased software and goodwill) acquired from Payne in August 1996. Certain events occurred during fiscal 1997 which caused the full recoverability of those assets to be brought into question. The largest customer of Payne was unexpectedly acquired by another company resulting in the loss of this customer's business, the Company's sales distribution channel, and a corresponding decrease in the revenue stream upon which the software and goodwill values were based. The software product being sold to this customer was interfaced to and dependent upon the functionality of this customer's system as it had been designed specifically for that purpose. As a result, the loss of this customer also has required the Company to substantially redesign and rewrite the acquired software before it could be sold to others and to establish an entirely new distribution channel to pursue the redefined market opportunity.

         As a result of these events, which occurred after the acquisition, it became clear that the investment in Payne had become severely impaired. Management has determined the value of the remaining product of Payne's being sold by the Company to be approximately $200,000. Accordingly, the goodwill and acquired software relating to the Payne acquisition were written down to this estimated value, resulting in a fourth quarter charge of approximately $1.8 million.

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

         The Company has investigated the impact of the Year 2000 issue on both its own internal information systems and the products it develops, markets and sells. During fiscal 1996, the Company purchased from a world-wide supplier and developer of information systems an enterprise-wide information system with written assurance from the developer that the system will correctly function across the year 2000, as verified by previous systems tests. During fiscal 1997, the Company reviewed all of the products it develops, markets and sells. The one product that is not currently Year 2000 compliant is scheduled to be modified to be compliant at a nominal cost before the end of fiscal 1998. Therefore, Year 2000 is not expected to have a material effect on the Company's financial position, operations or cash flow.

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

RESULTS OF OPERATIONS

        NET SALES. The Company had net sales of $10,404,000 for fiscal 1997 compared to $10,313,000 for fiscal 1996. This represents an increase of $91,000 (or 1.0%) for fiscal 1997 over the previous fiscal year. Although sales were relatively flat between fiscal 1996 and fiscal 1997, the composition of the sales changed dramatically. Sales to private fleet customers for fiscal 1997 were about 60% higher than in fiscal 1996. This growth, together with the addition of the revenue from XET, has more than offset what is expected to be a temporary slowdown in deliveries to a large customer. This customer is currently involved in a major restructuring program intended to direct additional funds into its leading lines of business, one of which includes the division that purchases XATA onboard computers. Deliveries to this customer accounted for more than 45 percent of fiscal 1996 revenue, but less than 15 percent of the revenue for fiscal 1997. Although XATA expects that deliveries to this particular customer will not increase in the near future, XATA anticipates that total Company revenue for fiscal 1998 will exceed fiscal 1997 levels.

         GROSS PROFIT. The Company had a gross profit of $4,728,000 (45.4% of net sales) for fiscal 1997 compared to a gross profit of $4,841,000 (46.9% of net sales) for fiscal 1996, representing a decrease in gross profit percentage of 3.2% in 1997 in comparison to 1996. The decrease in gross profit resulted primarily from an increase in amortization of purchased software of $275,000 and an increase in the amortization of capitalized software development. The purchased software resulted primarily from the purchase of Payne & Associates (now XET) in August, 1996, and was largely written off to operating expense at the end of fiscal 1997. The capitalized software development will continue to increase as additional programs are written for the XATA system. The gross profit percentage was also negatively affected by the operations at XET, where expenses charged to cost of sales were a larger percent of revenue than at the other XATA operations due to a lower level of sales at XET while software programs were being rewritten during fiscal 1997. Offsetting these negative aspects were increases in gross profits from repetitive revenues such as XATAServ and extended warranties. Gross margins are also dependent on product sales mix and discount on volume shipments to certain customers. The Company anticipates gross margins to increase slightly in fiscal 1998.

         OPERATING EXPENSES. Operating expenses include selling expenses, general and administrative expenses, and research and development. Total operating expenses were $7,785,000 for fiscal 1997 (74.8% of net sales) compared to $3,517,000 for fiscal 1996 (34.1% of net sales).

         Operating expenses other than research and development were $6,958,000 in fiscal 1997 (66.9% of net sales) compared to $3,012,000 in fiscal 1996 (29.2% of net sales). The increase of $3,946,000 in fiscal 1997 compared to fiscal 1996 was primarily due to a non-recurring, non-cash charge of $1,807,000 at the end of fiscal 1997 resulting from a write-down of goodwill and purchased software associated with XATA's acquisition of certain assets from Payne & Associates (now XET) in August 1996 plus increased monthly amortization of goodwill during the fiscal year which totaled $200,000. One-time expenses associated with the reorganization of XET and with the Company's move to new executive and operating facilities amounted to approximately $400,000. The remainder of the increase resulted from the addition of XET operating expenses, planned increases in sales and marketing personnel and other marketing expenses, plus other infrastructure additions associated with the Company's new facilities and additional employees. Operating expenses, other than the one-time, non-recurring charges and the reduction in amortization of goodwill, are expected to continue to increase in fiscal 1998, due to continued investment in the sales and marketing area.

         The Company's market position is based on its strong research capability and its technology leadership. The Company has significantly increased its expenditures for research and development, including its capitalized software development costs. Expenditures for research and development, net of capitalized software development costs, are charged to operations as incurred. These charges amounted to $828,000 for fiscal 1997 and $505,000 for fiscal 1996. The increases in recent years occurred as the result of planned increases in personnel and expenses related to new system capabilities. Software development costs are capitalized after the establishment of technological feasibility of new products or enhancements. Capitalized software development costs are amortized to cost of sales over a two-year period. Capitalized software development costs were $1,154,000 for 1997 compared to $664,000 for 1996. The increases are due to development of enhancements and new software versions to respond to industry requirements and specific customer needs. The Company anticipates that expenditures for research and development and software development will continue to increase in 1998 over the 1997 level.

INCOME TAXES

         Federal and State income tax benefit was $510,000 in fiscal 1997 compared to $34,000 in fiscal 1996. The 1997 income tax benefit consists primarily of the income tax benefit that the Company believes it will realize in future years as a result of the loss incurred in 1997. In 1997, the Company has recorded a valuation allowance against its net deferred tax assets because a portion of certain of the deferred tax assets can only be realized if the Company has sufficient taxable income in fiscal years as far into the future as year 2010. Because of the uncertainties involved in projecting company operations so far into the future, the Company has recorded the net deferred tax asset using management's estimate of taxable earnings during a shorter future time horizon of five years. At September 30, 1997, the Company has federal net operating losses of approximately $1,305,000. In 1996 and 1995, substantially all of the Company's taxable income was offset by available net operating loss carryforwards, and at September 30, 1996, substantially all of the Company's net operation loss carryforwards had been utilized. Prior to 1996, the Company had recorded a valuation allowance against its net deferred tax assets due to uncertainty of realization. In 1996, due to significant profitable operations, the Company reduced the valuation allowance to $0. As a result, the 1996 income tax benefit consisted of the reduction of this valuation allowance of $70,000 offset by $36,000 of currently payable taxes.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's working capital at the end of fiscal 1997 was $4,849,000 compared to $5,543,000 at the end of fiscal 1996. The decrease of $694,000 during fiscal 1997 was primarily the result of a decrease in accounts receivable of $751,000, a decrease in cash, cash equivalents, and available for sale securities of $376,000, and an increase of deferred revenue of $525,000 all offset by an increase in deferred income taxes of $775,000. The decrease in accounts receivable at September 30, 1997 was due to an unusually high balance of accounts receivable at the end of the prior fiscal year, which resulted from a very high level of sales in the fourth quarter of fiscal 1996. At September 30, 1997, cash, cash equivalents, and available for sale securities totaling $3,054,000 are held primarily in funds composed of short-term commercial paper, corporate bonds, government bonds, and U.S. Treasury notes until such time as required by operations.

         Cash flows provided by operating activities during fiscal 1997 totaled $1,669,000, resulting primarily from net loss of $2,421,000, offset by depreciation and amortization of $1,673,000, the non-cash write-down of goodwill and acquired software of $1,807,000 and the decrease of other working capital accounts as described above of $694,000. During fiscal 1996 cash flows provided by operating activities totaled $1,954,000, resulting primarily from net income of $1,554,000, plus depreciation and amortization of $578,000, and increases in accounts payable, accrued expenses, and deferred revenue of $1,168,000, offset by increases in accounts receivable of $1,361,000. As noted above, accounts receivable were unusually high at September 30, 1996 due to a very high level of sales in the fourth quarter of fiscal 1996. The Company anticipates that the continued growth in its business will require continued increases in accounts receivable and, to a lesser extent, inventory.

         Cash flows used in investing activities of $2,032,000 during fiscal 1997 resulted primarily from expenditures for software development of $1,154,000 and for capital expenditures of $750,000, consisting primarily of approximately $250,000 for leasehold improvements at the Company's new facilities including new office cubicles, telephone equipment and security system, with the remainder of the capital expenditures primarily for internal computers and related equipment. During fiscal 1996 cash flows used in investing activities of $6,698,000 resulted primarily from $2,412,000 used for the purchase of Payne & Associates and the net investment in available-for-sale securities of $2,970,000 generated from remaining proceeds of the public offering in December 1995. Other investing activities during fiscal 1996 included expenditures for software development of $664,000 and for capital expenditures of $602,000, consisting primarily of internal computers and related equipment. Although the Company has no firm commitments for capital expenditures, the Company anticipates continued investment in internal computers and related equipment of at least $500,000 in 1998.

         The Company has a $150,000 term debt facility which is available for fixed asset additions, and a $1,000,000 line of credit with Norwest Bank Minnesota, N.A., both expiring in March 1998. Advances under the line of credit accrue interest at prime plus 1.0% with an effective rate of 9.50% as of December 15, 1997. The Company pays a minimum usage fee to maintain the line of credit. The Company did not use the line of credit during fiscal 1997, and there were no balances due at the end of the current fiscal year.

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

ACCOUNTING PRONOUNCEMENTS

         The FASB has issued Statement No. 128, "Earnings Per Share," which supersedes APB Opinion No. 15. Statement No. 128 requires the presentation of earnings per share by all entities that have common stock or potential common stock, such as options, warrants and convertible securities, outstanding that trade in a public market. Those entities that have only common stock outstanding are required to present basic earnings per-share amounts. All other entities are required to present basic and diluted per-share amounts. Diluted per-share amounts assume the conversion, exercise or issuance of all potential common stock instruments unless the effect is to reduce a loss or increase the income per common share from continuing operations. All entities required to present per-share amounts must initially apply Statement No. 128 for annual and interim periods ending after December 15, 1997. Earlier application is not permitted. The adoption of Statement No. 128 would have no effect on reported earnings
(loss) per share.

ITEM 7.  FINANCIAL STATEMENTS

         Independent Auditors' Report                         F-1
         Balance Sheet                                        F-2 - F-3
         Statements of Operations                             F-4
         Statements of Changes in Shareholders' Equity        F-5
         Statements of Cash Flows                             F-6 - F-7
         Notes to Financial Statements                        F-8 - F-17

                                    CONTENTS

--------------------------------------------------------------------------------
INDEPENDENT AUDITOR'S REPORT                                                F-1
--------------------------------------------------------------------------------

FINANCIAL STATEMENTS

   Balance sheets                                                     F-2 - F-3

   Statements of operations                                                 F-4

   Statements of changes in shareholders' equity                            F-5

   Statements of cash flows                                           F-6 - F-7

   Notes to financial statements                                     F-8 - F-16

--------------------------------------------------------------------------------

                          INDEPENDENT AUDITOR'S REPORT

To the Board of Directors
XATA Corporation
Burnsville, Minnesota

We have audited the accompanying balance sheets of XATA Corporation as of September 30, 1997 and 1996, and the related statements of operations, changes in shareholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of XATA Corporation as of September 30, 1997 and 1996, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.


                                                        McGLADREY & PULLEN, LLP

Minneapolis, Minnesota
November 14, 1997

XATA CORPORATION

BALANCE SHEETS
SEPTEMBER 30, 1997 AND 1996


ASSETS (NOTE 7)                                                            1997         1996
-----------------------------------------------------------------------------------------------
Current Assets
     Cash and cash equivalents                                        $   336,126   $   740,085
     Available-for-sale securities (Note 5)                             3,054,076     3,026,520
     Trade receivables, less allowance for doubtful accounts of
         $275,000 in 1997 and $13,000 in 1996 (Note 13)                 2,613,039     3,363,763
     Inventories (Note 6)                                                 434,836       373,891
     Prepaid expenses                                                     115,334        76,300
     Deferred income taxes (Note 9)                                     1,040,000       265,000
                                                                      -------------------------
              TOTAL CURRENT ASSETS                                      7,593,411     7,845,559
                                                                      -------------------------

Equipment and Leasehold Improvements, at cost
     Engineering and manufacturing equipment                              759,181       469,725
     Office furniture and equipment                                     1,310,079       868,298
     Leasehold improvements                                                38,417        72,747
                                                                      -------------------------
                                                                        2,107,677     1,410,770

     Less accumulated depreciation and amortization                       885,425       513,089
                                                                      -------------------------
              TOTAL EQUIPMENT AND LEASEHOLD IMPROVEMENTS                1,222,252       897,681
                                                                      -------------------------

Other Assets
     Capitalized software development costs, less accumulated
         amortization of $1,495,369 in 1997 and $850,888 in 1996        1,065,633       555,678
     Acquired software, less accumulated amortization of $1,000,000
         in 1997 and $25,000 in 1996                                      400,000     1,175,000
     Goodwill, less accumulated amortization of $1,365,294 in 1997
         and $15,942 in 1996                                              173,809     1,323,161
     Other                                                                 54,873        55,029
                                                                      -------------------------
              TOTAL OTHER ASSETS                                        1,694,315     3,108,868
                                                                      -------------------------
              TOTAL ASSETS                                            $10,509,978   $11,852,108
                                                                      =========================


See Notes to Financial Statements.


LIABILITIES AND SHAREHOLDERS' EQUITY                              1997            1996
-----------------------------------------------------------------------------------------
Current Liabilities
     Accounts payable                                        $    648,175    $    996,033
     Accrued expenses:
         Compensation                                             706,915         575,028
         Other                                                    273,312         140,138
     Deferred revenue                                           1,116,106         591,044
                                                             ----------------------------
              TOTAL CURRENT LIABILITIES                         2,744,508       2,302,243
                                                             ----------------------------


Long-Term Debt (Note 8)                                           156,256         142,855
                                                             ----------------------------

Deferred Income Taxes (Note 9)                                    460,000         195,000
                                                             ----------------------------

Commitments and Contingencies (Notes 10 and 11)


Shareholders' Equity (Notes 11 and 12)
     Common stock, par value $0.01 per share; authorized
         8,333,333 shares; issued 4,383,035 shares in 1997
         and 4,342,481 shares in 1996                              43,830          43,425
     Additional paid-in capital                                 9,195,771       8,701,956
     Common stock to be issued, 25,000 shares in 1997 and
         37,500 shares in 1996                                    271,875         407,812
     Retained earnings (accumulated deficit)                   (2,362,262)         58,817
                                                             ----------------------------
              TOTAL SHAREHOLDERS' EQUITY                        7,149,214       9,212,010
                                                             ----------------------------
              TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY     $ 10,509,978    $ 11,852,108
                                                             ============================


XATA CORPORATION

STATEMENTS OF OPERATIONS
YEARS ENDED SEPTEMBER 30, 1997 AND 1996


                                                                   1997          1996
-----------------------------------------------------------------------------------------
Net sales (Note 13)                                          $ 10,404,477    $ 10,313,014
Cost of goods sold                                              5,676,123       5,472,254
                                                             ----------------------------
              GROSS PROFIT                                      4,728,354       4,840,760

Operating expenses:
     Selling, development, general, and administrative          5,978,521       3,516,541
     Write-down of goodwill and acquired software (Note 2)      1,806,860            --
                                                             ----------------------------
              OPERATING INCOME (LOSS)                          (3,057,027)      1,324,219

Nonoperating income (expense):
     Interest income                                              140,848         214,143
     Interest expense                                             (14,900)        (18,165)
                                                             ----------------------------
              INCOME (LOSS) BEFORE INCOME TAXES                (2,931,079)      1,520,197

Federal and state income tax benefit (Note 9)                     510,000          34,000
                                                             ----------------------------
              NET INCOME (LOSS)                              $ (2,421,079)   $  1,554,197
                                                             ============================

Net income (loss) per share                                  $      (0.55)   $       0.36
Weighted average common and common equivalent shares
     outstanding                                                4,420,672       4,273,697


See Notes to Financial Statements.

XATA CORPORATION

STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
YEARS ENDED SEPTEMBER 30, 1997 AND 1996


                                                                                                      Retained
                                                    Common Stock         Additional   Common Stock    Earnings
                                               -----------------------     Paid-In       to Be      (Accumulated
                                                Shares        Amount       Capital       Issued        Deficit)       Total
------------------------------------------------------------------------------------------------------------------------------
Balance, September 30, 1995                    3,517,452   $    35,175   $ 3,644,110   $      --     $(1,495,380)  $ 2,183,905
   Proceeds from common stock, net
     of offering costs                           805,000         8,050     4,936,490          --            --       4,944,540
   Common stock issued on exercise of
     options and warrants                         10,654           106        19,497          --            --          19,603
   Common stock issued/to be issued in
     conjunction with the Payne
     acquisition (Note 4)                          9,375            94       101,859       407,812          --         509,765
   Net income                                       --            --            --            --       1,554,197     1,554,197
                                               -------------------------------------------------------------------------------
Balance, September 30, 1996                    4,342,481        43,425     8,701,956       407,812        58,817     9,212,010
   Common stock issued in connection
     with the acquisition of Key Logistics,
     Inc. (Note 3)                                41,558           416       399,584          --            --         400,000
   Common stock issued on exercise of
     options and warrants                          5,780            58        16,980          --            --          17,038
   Repurchase of common stock by
     company                                     (25,534)         (255)      (95,219)         --            --         (95,474)
   Issuance of common stock                       18,750           186       172,470      (135,937)         --          36,719
   Net loss                                         --            --            --            --      (2,421,079)   (2,421,079)
                                               -------------------------------------------------------------------------------
Balance, September 30, 1997                    4,383,035   $    43,830   $ 9,195,771   $   271,875   $(2,362,262)  $ 7,149,214
                                               ===============================================================================


See Notes to Financial Statements.

XATA CORPORATION

STATEMENTS OF CASH FLOWS
YEARS ENDED SEPTEMBER 30, 1997 AND 1996


                                                                                 1997            1996
--------------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities
     Net income (loss)                                                       $ (2,421,079)  $  1,554,197
     Adjustments to reconcile net income (loss) to net cash provided by operating activities:
         Write-down of goodwill and acquired software (Note 2)                  1,806,860           --
         Depreciation                                                             389,564        195,490
         Amortization                                                           1,283,977        382,657
         Accrued income on available-for-sale securities                            6,223        (56,480)
         Loss on sale of equipment                                                 20,870           --
         Deferred income taxes                                                   (510,000)       (70,000)
         Changes in assets and liabilities, net of effects of acquisitions:
            Accounts receivable                                                   750,724     (1,361,348)
            Inventories                                                           (60,945)       133,607
            Accounts payable                                                     (347,858)       743,342
            Accrued expenses and deferred revenue                                 790,123        424,421
            Other                                                                 (39,034)         8,423
                                                                             ---------------------------
                   NET CASH PROVIDED BY OPERATING ACTIVITIES                    1,669,425      1,954,309
                                                                             ---------------------------

Cash Flows From Investing Activities
     Purchase of available-for-sale securities                                 (4,884,703)   (11,797,903)
     Proceeds from sale and maturity of available-for-sale securities           4,850,924      8,827,863
     Purchase of equipment                                                       (750,130)      (601,537)
     Proceeds from sale of equipment                                               15,125           --
     Addition to software development costs                                    (1,154,436)      (664,372)
     Purchase of Payne & Associates (Note 2)                                         --       (2,412,133)
     Purchase of other assets                                                    (108,447)       (50,000)
                                                                             ---------------------------
                   NET CASH USED IN INVESTING ACTIVITIES                       (2,031,667)    (6,698,082)
                                                                             ---------------------------


                                   (Continued)

XATA CORPORATION

YEARS ENDED SEPTEMBER 30, 1997 AND 1996


                                                                          1997        1996
---------------------------------------------------------------------------------------------
Cash Flows From Financing Activities
     Proceeds from common stock issued                                    36,719    4,944,540
     Proceeds from options and warrants exercised                         17,038       19,603
     Repurchase of common stock                                          (95,474)        --
                                                                      -----------------------
                   NET CASH PROVIDED BY FINANCING ACTIVITIES             (41,717)   4,964,143
                                                                      -----------------------

                   INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS     (403,959)     220,370

Cash and Cash Equivalents
     Beginning                                                           740,085      519,715
                                                                      -----------------------
     Ending                                                           $  336,126   $  740,085
                                                                      =======================

Supplemental Disclosures of Cash Flow Information
     Cash payments for interest                                       $   14,900   $    5,913
     Cash payments for income taxes                                       38,770       19,400
                                                                      =======================

 Supplemental Schedule of Noncash Investing and Financing Activities
     Common stock issued in connection with acquisition of Key
         Logistics, Inc. (Note 3)                                     $  400,000   $     --
     Discount on interest-free note payable                               13,401         --
                                                                      =======================


See Notes to Financial Statements.

XATA CORPORATION


NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 1.  NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS: XATA Corporation (the Company) develops, markets, and services fully integrated, mobile information systems for the fleet trucking segment of the transportation industry in the United States. XATA systems utilize proprietary software, onboard touch-screen computers, and related hardware components and accessories to capture, analyze, and communicate operating information that assists fleet management in improving productivity and profitability.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS: The financial statements include the following financial instruments: cash and cash equivalents, investment in debt securities, trade accounts receivable, accounts payable, and long-term debt. At September 30, 1997 and 1996, no separate comparison of fair values versus carrying values is presented for the aforementioned financial instruments since their fair values are not significantly different than their balance sheet carrying amounts. The aggregate fair values of the financial instruments would not represent the underlying value of the Company.

INVESTMENT IN DEBT SECURITIES: The Company has a diverse portfolio of investments in debt securities. Management determines the appropriate classification of the securities at the time they are acquired and evaluates the appropriateness of such classifications at each balance sheet date. The Company has classified its investment in debt securities as available-for-sale securities. The available-for-sale securities are stated at fair value, and unrealized holding gains and losses, if any, net of related deferred tax effect, are reported as a separate component of shareholders' equity.

Realized gains and losses, including losses from declines in value of specific securities determined by management to be other-than-temporary, are included in income. Realized gains and losses are determined on the basis of the specific cost of the securities sold.

XATA CORPORATION

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 1.  NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

INVENTORIES: Inventories are stated at the lower of cost or market. Cost is determined on the weighted-average method.

CAPITALIZED SOFTWARE DEVELOPMENT COSTS: Software development costs incurred after the establishment of technological feasibility are capitalized and later amortized to cost of goods sold at the greater of the amount computed using the ratio of current gross revenues for the product to the total of current and anticipated future gross revenues or the straight-line method over the remaining estimated economic life (normally two years) of the product.

Software development cost amortization was approximately $637,000 and $342,000 for the years ended September 30, 1997 and 1996, respectively.

RESEARCH AND DEVELOPMENT COSTS: Expenditures for research and development activities performed by the Company are charged to operations as incurred. Research and development expense was approximately $828,000 and $505,000 for the years ended September 30, 1997 and 1996, respectively.

DEPRECIATION AND AMORTIZATION: Depreciation and amortization are provided using the straight-line method based on the estimated useful lives of individual assets over the following periods:

                                                               Years
--------------------------------------------------------------------
Engineering and manufacturing equipment                          3-7
Office furniture and equipment                                   3-7
Leasehold improvements                                          3-15
Goodwill                                                           7
Acquired software                                                  4


The Company reviews its long-lived assets periodically to determine potential impairment by comparing the carrying value of the long-lived assets with estimated future cash flows expected to result from the use of the assets, including cash flows from disposition. Should the sum of the expected future cash flows be less than the carrying value, the Company would recognize an impairment loss. An impairment loss would be measured by comparing the amount by which the carrying value exceeds the fair value of the long-lived assets. During 1997, management determined the goodwill and software related to the Payne acquisition were impaired (see Note 2).

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

XATA CORPORATION

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 1.  NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

401(k) PLAN: The Company has a 401(k) plan covering substantially all employees. The Company may make annual contributions to the plan at the discretion of the Board of Directors. Company contributions for the years ended September 30, 1997 and 1996, were $25,000 and $70,000, respectively.

NET INCOME (LOSS) PER COMMON SHARE: Net income (loss) per common share is computed on the basis of the weighted-average number of common and common-equivalent shares outstanding during the respective years. Common equivalent shares consist of outstanding stock options and warrants, if dilutive. Fully diluted earnings per share did not differ from primary earnings per share in 1997 and 1996.

The FASB has issued Statement No. 128, EARNINGS PER SHARE, which supersedes APB Opinion No. 15. Statement No. 128 requires the presentation of earnings per share by all entities that have common stock or potential common stock, such as options, warrants, and convertible securities, outstanding that trade in a public market. Those entities that have only common stock outstanding are required to present basic earnings per-share amounts. All other entities are required to present basic and diluted per-share amounts. Diluted per-share amounts assume the conversion, exercise, or issuance of all potential common stock instruments unless the effect is to reduce a loss or increase the income per common share from continuing operations. All entities required to present per-share amounts must initially apply Statement No. 128 for annual and interim periods ending after December 15, 1997. Earlier application is not permitted. The adoption of Statement No. 128 would have had no effect on reported earnings
(loss) per share.

ESTIMATES: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates made by management include the remaining value of the Payne acquisition (Note 2), the allowance for doubtful accounts, valuation allowance on deferred tax assets, and the inventory obsolescence reserve. Actual results could differ from those estimates.


Note 2. WRITE-DOWN OF GOODWILL AND ACQUIRED SOFTWARE AND FOURTH QUARTER ADJUSTMENT During the fourth quarter of 1997, the Company completed an evaluation of the recoverability of assets (primarily purchased software and goodwill) acquired from Payne & Associates (Payne) in August 1996 (Note 4). Certain events occurred during fiscal 1997 which caused the full recoverability of those assets to be brought into question. The largest customer of Payne was unexpectedly acquired by another company, resulting in the loss of this customer's business, and a corresponding decrease in the revenue stream upon which the software and goodwill values were based. The loss of this customer also has required the Company to substantially modify the acquired software before it can be sold to others.

As a result of these events which occurred after the acquisition, it became clear that the investment in Payne had become severely impaired. Management has determined the value of the remaining product of Payne's being sold by the Company to be approximately $200,000. Accordingly, the goodwill and acquired software relating to the Payne acquisition were written down to this estimated value, resulting in a fourth quarter charge of approximately $1.8 million.

XATA CORPORATION

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 3. ACQUISITION OF KEY LOGISTICS, INC.

On October 28, 1996, the Company acquired certain assets of Key Logistics, Inc.
(Key). The acquisition has been accounted for as a purchase. The Company issued 41,558 shares of common stock with a fair value of $400,000. The assets acquired consisted solely of software with an estimated value of $200,000. The remaining unallocated purchase price of $200,000 was allocated to goodwill. An additional 10,390 shares of company common stock may be issued during fiscal 1998, if certain financial goals related to Key are achieved. It appears unlikely that any additional shares will be issued in connection with this agreement.


Note 4. ACQUISITION OF PAYNE & ASSOCIATES

On August 23, 1996, the Company acquired certain assets and assumed certain liabilities of Payne (a division of Computer Petroleum Corporation [CPC]) from UCG Acquisition Corporation (UCG). UCG acquired the assets immediately prior to the closing of the purchase pursuant to a merger of CPC into UCG. The purchase price of approximately $2.9 million consisted of a cash payment to UCG and a combination of cash and stock issued/to be issued to CPC management to settle certain liabilities and arrangements not assumed by UCG and to secure their employment with the Company. The acquisition was accounted for as a purchase.


Note 5. INVESTMENT IN DEBT SECURITIES

The following is a summary of the Company's investment in available-for-sale securities as of September 30, 1997:

Commercial paper                                         $         1,394,869
Corporate bonds                                                      149,996
Government bonds                                                   1,010,461
U.S. Treasury notes                                                  498,750
                                                         --------------------
                                                         $         3,054,076
                                                         ====================


Available-for-sale securities of approximately $1,400,000 mature in 1998, with the remaining balance maturing in 1999.

The cost of available-for-sale securities approximates fair value. The Company realized no gains or losses on available-for-sale securities during the years ended September 30, 1997 and 1996.

XATA CORPORATION

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 6. INVENTORIES

Inventories consisted of the following:

                                                    September 30
                                      -----------------------------------------
                                                   1997                 1996
-------------------------------------------------------------------------------
Raw materials and subassemblies       $            339,000 $           252,719
Finished goods                                     149,619             171,172
Obsolescence reserve                               (53,783)            (50,000)
                                      -----------------------------------------
                                      $            434,836 $           373,891
                                      =========================================


Note 7. LINE OF CREDIT

The Company has a credit line agreement with a financial institution consisting of a $1,000,000 line of credit and a $150,000 equipment line expiring May 31, 1998. Advances under the line of credit and equipment line accrue interest at prime plus 1.5 percent and prime plus 2.0 percent, respectively. The lines are subject to borrowing base requirements, and are secured by substantially all the assets of the Company. The agreement requires the Company to maintain certain financial requirements, including minimum net worth and net income levels. As of September 30, 1997, there were no borrowings under the line of credit or equipment line.


Note 8. LONG-TERM DEBT

Long-term debt consisted of the following:

                                                                September 30
                                                           ---------------------
                                                             1997          1996
--------------------------------------------------------------------------------
Note payable to major customer, noninterest-bearing,
   discounted at 9%, due December 1999, unsecured        $  156,256    $142,855



Note 9. INCOME TAXES

The tax effects of the Company's deferred tax assets and liabilities are as follows:

                                                               September 30
                                                         -----------------------
                                                             1997         1996
--------------------------------------------------------------------------------
Goodwill and acquired software amortization              $  862,000    $   -
Inventory and warranty reserve                              206,000      55,000
Accrued expenses and deferred revenue                       274,000     264,000
Federal and state net operating loss carryforwards          506,000      31,000
                                                         -----------------------
Gross deferred tax assets                                 1,848,000     350,000

Valuation allowance on deferred tax assets                 (700,000)
                                                         -----------------------
Net deferred tax assets                                   1,148,000     350,000
                                                         -----------------------

Software development costs                                 (464,000)   (224,000)
Depreciation                                               (104,000)    (56,000)
                                                         -----------------------
Gross deferred tax liabilities                             (568,000)   (280,000)
                                                         -----------------------
Net deferred tax asset                                   $  580,000   $  70,000
                                                         =======================

XATA CORPORATION

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 9. INCOME TAXES (CONTINUED)

The Company's deferred tax assets and liabilities are shown in the accompanying balance sheets as follows:

                                                       September 30
                                         ---------------------------------------
                                                 1997                 1996
--------------------------------------------------------------------------------
Current deferred tax assets              $       1,040,000    $        265,000
Long-term deferred tax liabilities                (460,000)           (195,000)
                                         ---------------------------------------
                                         $         580,000    $         70,000
                                         =======================================


The Company's income tax expense (benefit) differed from the statutory federal rate as follows:


                                                                            September 30
                                                                    --------------------------
                                                                         1997         1996
----------------------------------------------------------------------------------------------
Statutory rate applied to income before tax                         $ (1,026,000) $  532,000
State income tax (benefit), net of federal tax effect                   (127,000)     66,000
Utilization of federal and state net operating loss carryforwards                   (534,000)
Change in valuation allowance                                            700,000     (70,000)
Other                                                                    (57,000)    (28,000)
                                                                    --------------------------
                                                                    $   (510,000) $  (34,000)
                                                                    ==========================

Currently payable                                                   $             $   36,000
Deferred                                                                (510,000)    (70,000)
                                                                    --------------------------
                                                                    $   (510,000) $  (34,000)
                                                                    ==========================


At September 30, 1997, the Company has federal net operating losses of approximately $1,305,000 expiring as follows: $41,000 in 2009 and $1,264,000 in 2012.


Note 10. COMMITMENTS AND CONTINGENCIES

OPERATING LEASES: The Company leases its office, warehouse, and certain office equipment under noncancelable operating leases. The facility lease requires that the Company pay a portion of the real estate taxes, maintenance, utilities, and insurance.

Approximate future minimum rental commitments excluding common area costs under these noncancelable operating leases are:

Years ending September 30:
   1998                                                 $           284,000
   1999                                                             304,000
   2000                                                             314,000
   2001                                                             260,000
   2002                                                             227,000
   Thereafter                                                       342,000

XATA CORPORATION

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 10. COMMITMENTS AND CONTINGENCIES (CONTINUED)

Rental expense including common area costs was approximately $173,000 and $138,000 for the years ended September 30, 1997 and 1996, respectively.

PURCHASE COMMITMENT: In September 1996, the Company committed to purchase approximately $1,527,000 of goods from one of their suppliers within the time period from December 1996 to December 1998. As of November 1997, the Company has a remaining purchase commitment of approximately $918,000 of goods under the agreement.


Note 11. STOCK OPTIONS AND WARRANTS

STOCK OPTION PLAN: The Company has a 1991 Long-Term Incentive and Stock Option Plan (Plan). The Plan permits the granting of "incentive stock options" meeting the requirements of Section 422 of the Internal Revenue Code of 1986, as amended, and nonqualified options which do not meet the requirements of Section
422. Stock appreciation rights and restricted stock awards may also be granted under the Plan. A total of 875,000 shares of the Company's common stock has been reserved for issuance pursuant to options granted or shares awarded under the Plan. Generally, the options that have been granted under the Plan are exercisable for a period of five years from the date of grant and vest over a period of up to three years from the date of grant. All stock options have been granted at fair market value, and accordingly, no compensation expense has been recorded for all periods presented.

Grants under the plan are accounted for following APB Opinion No. 25 and related interpretations. Accordingly, no compensation cost has been recognized for grants under the plan. Had compensation cost for the plan been determined based on the fair values of options granted (the method described in FASB Statement No. 123), reported net income (loss) and net income (loss) per common share on a pro forma basis as compared to reported results would have been as follows:

                                                     1997             1996
-----------------------------------------------------------------------------
Net income (loss):
   As reported                                   $(2,421,079)    $  1,554,197
   Pro forma                                      (2,618,800)       1,419,480
Net income (loss) per common share:
   As reported                                         (0.55)            0.36
   Pro forma                                           (0.59)            0.33


For purposes of the aforementioned pro forma information, the fair value of each option is estimated at the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions for grants in 1997 and 1996, respectively: dividend rate of zero for both years; price volatility of
64.0 and 68.7 percent; risk-free interest rate of 6.2 and 6.3 percent; and expected lives of approximately four years in both periods.

XATA CORPORATION

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 11. STOCK OPTIONS AND WARRANTS (CONTINUED)

COMMON STOCK WARRANTS: During 1994, the Company issued warrants to a consultant for the purchase of 3,333 shares of common stock for $2.63 per share and in 1996 for the purchase of 24,000 shares of common stock for $7.13 per share. Compensation expense related to the issuance of these warrants was not material. Pursuant to a 1992 private placement, the placement agent was granted a five-year warrant to purchase 57,333 shares of common stock at $2.10 per share. In connection with the public offering completed in December 1995, the placement agent was granted a five-year warrant to purchase 35,000 shares of common stock at $8.40 per share.

A summary of stock option and warrant activity is as follows:

                                                                  Exercise
                                                      Stock         Price
                                        Warrants     Option       Per Share
------------------------------------------------------------------------------
Outstanding at September 30, 1995        17,667     367,225      $2.10 - $9.25
   Granted                               59,000      91,934       7.00 - 11.00
   Exercised                             (5,733)     (6,223)       3.00 - 4.68
   Canceled                                          (5,753)       4.68 - 9.25
                                        --------------------------------------
Outstanding at September 30, 1996        70,934     447,183       2.10 - 11.00
   Granted                                           96,000        4.00 - 7.00
   Exercised                                         (5,780)       2.82 - 3.00
   Canceled                              (9,000)     (6,667)      3.39 - 11.00
                                        --------------------------------------
Outstanding at September 30, 1997        61,934     530,736       $2.10 - 9.25
                                        ======================================

Currently exercisable                    61,934     350,454       $2.10 - 9.25
Not currently exercisable                           180,282        2.10 - 8.00
                                        --------------------------------------
                                         61,934     530,736       $2.10 - 9.25
                                        ======================================


The weighted-average fair value per option, of options granted in 1997 and 1996, was $2.59 and $3.57, respectively.

A further summary about options outstanding at September 31, 1997, is as follows:

                                   Weighted-    Weighted-
    Range of                        Average      Average
    Exercise          Number       Remaining     Exercise
     Prices        Outstanding       Life         Price
---------------------------------------------------------
$2.65 - $3.93        178,820       2.3 years     $3.14
$4.06 - $6.88        116,588       3.9 years      5.51
$7.00 - $9.25        235,328       3.5 years      8.09
                     --------
                     530,736
                     ========

XATA CORPORATION

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Note 12. PREFERRED STOCK

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

As of September 30, 1997, no shares of preferred stock have been issued.


Note 13. MAJOR CUSTOMERS

Net sales include sales to major customers as follows:

                                  Years Ended September 30
                                  ------------------------
                                     1997           1996
----------------------------------------------------------
Revenue percentage:
   Customer A                           15%            45%
   Customer B                           14%              *
Ending receivable balance:
   Customer A                      $416,904       $765,337
   Customer B                        75,792              *


*Net sales were less than 10 percent of total net sales for the period.

ITEM 8. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         Information called for by this Item is set forth under the captions "Election of Directors," and "Management" (and the subcaption "Compliance with Section 16(a) of the Securities Exchange Act of 1934" thereunder) in the Company's definitive proxy statement to be filed pursuant to Regulation 14A, which information is hereby incorporated by reference and made a part hereof.

ITEM 10. EXECUTIVE COMPENSATION

         Information called for by this Item is set forth under the captions "Management" (and the subcaptions "Director Compensation" and ""Executive Compensation" thereunder) and "Amendment of 1991 Long-Term Incentive and Stock Option Plan (and the subcaption "Amendment to Terms of Grants to Non-Employee Directors" thereunder) in the Company's definitive proxy statement to be filed pursuant to Regulation 14A, which information is hereby incorporated by reference and made a part hereof.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information called for by this Item is set forth under the caption "Principal Shareholders and Ownership of Management" in the Company's definitive proxy statement to be filed pursuant to Regulation 14A, which information is hereby incorporated by reference and made a part hereof.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         None

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

REPORTS ON FORM 8-K

         No reports on Form 8-K were filed by the Company during the last quarter of the fiscal year ended September 30, 1997.

EXHIBITS

EXHIBIT
  NO.             DESCRIPTION OF EXHIBIT
----------------------------------------

         3.1      Restated Articles of Incorporation, as amended (1)
         3.2      Bylaws (1)
         4.1      Form of certificate representing the Common Stock (1)
         5.1      Opinion and Consent of Counsel to the Company (1)
         10.1 Lease (for Office and Manufacturing Facilities), dated September 11, 1986, Letter Agreement and Amendment No. 1 to lease dated July 10, 1992, and Amendment No. 2 to Lease (1)

         10.2     Agreements with Dennis R. Johnson regarding employment (1)
         10.3     Agreements with William P. Flies regarding employment (1)
         10.4     1991 Long-Term Incentive and Stock Option Plan, as amended by the Board of Directors in May 1997 subject to ratification by the shareholders
         10.5     Purchase Agreement with Ryder Dedicated Logistics, Inc. dated
                  December 31, 1994, with supplemental agreement dated September
                  1, 1995 (2)
         10.6     Credit Agreement with Norwest Bank Minnesota, N.A., and
                  related security documents, dated June 1995, with letter
                  amendment dated October 1995 (1)
         10.7     Lease dated December 26, 1996 with Hoyt Properties, Inc. for new corporate headquarters. (3)
         10.8     Letter of Agreement with William Callahan regarding
                  compensation
         13       1997 Definitive Proxy Materials (portions of which are
                  incorporated herein by reference).(4)
         21       Subsidiaries of the Company
         23       Consent of McGladrey & Pullen, LLP, independent certified
                  public accountants
         27       Financial Data Schedule

--------------------

(1) Incorporated by reference to exhibit filed as a part of Registration Statement on Form S-2 (Commission File No. 33-98932).

(2) Incorporated by reference to exhibit filed as a part of Report on Form 10-QSB for the fiscal quarter ended March 31, 1995. Certain segments have been granted confidential treatment.

(3) Incorporated by reference to exhibit filed as a part of Report on Form 10-QSB for the fiscal quarter ended March 31, 1997.

(4)      To be filed in definitive form not later than January 28, 1998.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      XATA CORPORATION

Dated:  December _23__, 1997      By:           /s/ Dennis R. Johnson
                                      ------------------------------------------
                                      Dennis R. Johnson, Chief Executive Officer
                                      (Principal executive officer)


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


Dated:  December _23__, 1997      By:           /s/ Dennis R. Johnson
                                      ------------------------------------------
                                      Dennis R. Johnson, Chief Executive Officer
                                      (Principal executive officer)


Dated:  December _23__, 1997      By:           /s/ Robert M. Featherstone
                                      ------------------------------------------
                                      Robert M. Featherstone, Director, Chief
                                      Financial Officer and Treasurer (Principal
                                      accounting and financial officer)


Dated:  December _23__, 1997      By:           /s/ William P. Flies
                                      ------------------------------------------
                                      William P. Flies, Director, Chief
                                      Technical Officer and Secretary


Dated:  December _23__, 1997      By:           /s/ Stephen A. Lawrence
                                      ------------------------------------------
                                      Stephen A. Lawrence, Director


Dated:  December _23__, 1997      By:           /s/ Roger W. Kleppe
                                      ------------------------------------------
                                      Roger W. Kleppe, Director

                                INDEX TO EXHIBITS

INDEX
NUMBER        DESCRIPTION
--------------------------------------------------------------------------------

10.4 1991 Long-Term Incentive and Stock Option Plan, as amended by the Board of Directors in May 1997 subject to ratification by the shareholders

10.8          Letter of Agreement with William Callahan regarding compensation

21            Subsidiaries of the Company

23            Consent of McGladrey & Pullen, LLP, independent public accountants

27            Financial Data Schedule