Form 10QSB
period 1997-12-31
XATA CORP /MN/
filed 1998-02-17
CIK 854398

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

   X     Quarterly report pursuant to Section 13 of 15(d) of the Securities
------   Exchange Act of 1934


For the quarterly period ended December 31, 1997 or

         Transition report pursuant to Section 13 or 15(d) of the Securities
------   Exchange Act of 1934


For the transition period from ___________ to ____________

Commission File Number:                  0-27166
                        ---------------------------------------


                                XATA Corporation
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)


           Minnesota                                   41-1641815
---------------------------------      -----------------------------------------
(State or Other Jurisdiction of         (I.R.S. Employer Identification Number)
Incorporation or Organization)

            151 E. Cliff Road, Suite 10, Burnsville, Minnesota 55337
--------------------------------------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)


Registrant's telephone number, including area code:   (612) 894-3680
                                                    ------------------



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

                               Yes __X__  No ____



                      APPLICABLE ONLY TO CORPORATE ISSUERS:
As of February 11, 1998, the following securities of the Registrant were outstanding: 4,392,559 shares of Common Stock, $.01 par value per share.

                                XATA Corporation
                                      INDEX


PART I.              FINANCIAL INFORMATION                              Page No.
           Item 1.   Financial Statements:
             Balance Sheets as of
             December 31, 1997 and September 30, 1997                      3

             Statement of Operations for the Three
             Months Ended December 31, 1997 and 1996                       5

             Statement of Cash Flows for the Three
             Months Ended December 31, 1997 and 1996                       6

             Notes to Financial Statements                                 7

           Item 2.   Management's Discussion and Analysis or Plan of
                     Operation                                             8


PART II.   OTHER INFORMATION
           Item 1. Legal Proceedings                                       11

           Item 2. Changes in Securities                                   11

           Item 3. Defaults upon Senior Securities                         11

           Item 4. Submission of Matters to a Vote of Security Holders     11

           Item 5. Other Information                                       11

           Item 6. Exhibits and Reports on Form 8-K                        11

           Signatures                                                      12

PART I. Item 1. Financial Information

XATA Corporation
BALANCE SHEETS
December 31, 1997 and September 30, 1997

                                                                                     December 31,     September 30,
ASSETS:                                                                                  1997             1997
                                                                                    -------------     -------------
Current Assets:
   Cash and cash equivalents                                                        $           0     $     336,126
   Available-for-sale securities                                                        2,202,538         3,054,076
   Accounts receivable, less allowance for doubtful accounts                            3,071,001         2,613,039
       of $275,000 at December 31, 1997, and $275,000 at September 30, 1997.
   Inventories                                                                            554,441           434,836
   Prepaid expenses                                                                       102,473           115,334
   Deferred taxes                                                                       1,172,714         1,040,000
                                                                                    -------------     -------------
                 Total current assets                                                   7,103,167         7,593,411

Equipment and leasehold improvements, at cost:
   Engineering and manufacturing equipment                                                787,461           759,181
   Office furniture and equipment                                                       1,444,496         1,310,079
   Leasehold improvements                                                                  38,417            38,417
                                                                                    -------------     -------------
                                                                                        2,270,374         2,107,677

   Less accumulated depreciation and amortization                                      (1,009,845)         (885,425)
                                                                                    -------------     -------------
                 Net equipment and leasehold improvements                               1,260,529         1,222,252
                                                                                    -------------     -------------

Other Assets:

   Capitalized software development costs, less accumulated amortization
       of $1,739,731 at December 31, 1997, and $1,495,369 at September 30, 1997.        1,344,487         1,065,633
   Purchased software, less accumulated amortization
       of $1,033,811 at December 31, 1997, and $1,000,000 at September 30, 1997.          366,189           400,000
   Goodwill, less accumulated amortization
       of $1,372,437 at December 31, 1997, and $1,365,294 at September 30, 1996.          166,666           173,809
   Other                                                                                   51,709            54,873
                                                                                    -------------     -------------
                 Total other assets                                                     1,929,051         1,694,315




                 Total assets                                                       $  10,292,747     $  10,509,978
                                                                                    =============     =============

XATA Corporation
BALANCE SHEETS
December 31, 1997 and September 30, 1997

                                                                           December 31,     September 30,
LIABILITIES AND STOCKHOLDERS' EQUITY:                                          1997              1997
                                                                          -------------     -------------
Current Liabilities:

   Accounts payable                                                       $     671,647     $     648,175
   Accrued expenses and taxes payable                                           992,442           980,227
   Deferred revenue                                                           1,043,596         1,116,106
                                                                          -------------     -------------
                 Total current liabilities                                    2,707,685         2,744,508

Long-term Liabilities:

   Long-term debt                                                               159,920           156,256
   Deferred taxes                                                               460,000           460,000
                                                                          -------------     -------------
                 Total long-term liabilities                                    619,920           616,256

Stockholders' Equity:

   Common stock, par value $.01 per share, authorized 8,333,333 shares;
         issued 4,392,559 at December 31, 1997 and 4,383,025 at
         September 30, 1997                                                      43,925            43,830
   Additional paid-in capital                                                 9,210,676         9,195,771
   Common stock to be issued                                                    271,875           271,875
   Retained earnings (accumulated deficit)                                   (2,561,334)       (2,362,262)
                                                                          -------------     -------------

                 Total stockholders' equity                                   6,965,142         7,149,214
                                                                          -------------     -------------

                 Total liabilities and stockholders' equity               $  10,292,747     $  10,509,978
                                                                          =============     =============

XATA Corporation
STATEMENT OF OPERATIONS
For the Three Months ended December 31, 1997 and 1996

                                               Three Month Periods
                                               Ended December 31,
                                             1997              1996
                                         ------------     ------------

Net sales                                $  2,557,797     $  2,480,075

Cost of sales                               1,457,096        1,256,066
                                         ------------     ------------

   Gross profit                             1,100,701        1,224,009

Operating expenses                          1,465,228        1,218,971
                                         ------------     ------------

   Operating income (loss)                   (364,527)           5,038

Non-operating (expense) income:
   Interest (expense)                          (3,664)          (3,401)
   Interest income                             36,405           43,016
                                         ------------     ------------
                                               32,741           39,615

                                         ------------     ------------
Net income (loss) before income taxes        (331,786)          44,653

Income tax provision                         (132,714)          17,900
                                         ------------     ------------
Net income (loss)                        $   (199,072)    $     26,753
                                         ============     ============


Net income (loss) per share
          Basic EPS                      $      (0.05)    $       0.01
                                         ============     ============
          Diluted EPS                    $      (0.05)    $       0.01
                                         ============     ============

Weighted average common and common
   equivalent shares outstanding
          Basic EPS                         4,414,009        4,409,119
                                         ============     ============
          Diluted EPS                       4,414,009        4,583,564
                                         ============     ============

XATA Corporation
STATEMENT OF CASH FLOWS
For the Three Months Ended December 31, 1997 and 1996

                                                                                                Three Month Periods
                                                                                                 Ended December 31,
                                                                                               1997             1996
                                                                                           ------------     ------------
Cash Flows from Operating Activities
   Net income (loss)                                                                       $   (199,072)    $     26,753
   Adjustments to reconcile net income (loss) to net cash provided by
           (used in) operating activities:
                 Depreciation and amortization                                                  412,900          337,865
                 Deferred taxes
                 (Increase) decrease in accrued income in available-for-sale securities          41,775           (1,578)
                 (Gain) or loss on sale of available-for-sale securities                              0                0
                 Amortization of discount on note payable                                         3,664            3,350
                 Change in assets and liabilities:
                      (Increase) decrease in accounts receivable                               (457,962)        (729,455)
                      (Increase) decrease in inventories                                       (119,605)          67,467
                      (Increase) decrease in prepaid expenses                                    12,861          (19,448)
                      (Increase) decrease in deferred tax asset                                (132,714)               0
                      Increase (decrease) in accounts payable                                    23,472         (523,432)
                      Increase (decrease) in accrued expenses and taxes payable                  12,215         (141,218)
                      Increase (decrease) in deferred revenue                                   (72,510)         136,837
                                                                                           ------------     ------------
                               Net cash provided by (used in) operating activities             (474,976)        (842,859)
                                                                                           ------------     ------------

Cash Flows from Investing Activities
   Purchase of available-for-sale securities                                                 (1,498,340)      (1,039,319)
   Proceeds from sale and maturity of available-for-sale securities                           2,308,103        1,890,608
   Purchase of fixed assets                                                                    (162,697)        (118,687)
   Additions to software development costs                                                     (523,216)        (266,588)
                                                                                           ------------     ------------
                                Net cash provided by (used in) investing activities             123,850          466,014
                                                                                           ------------     ------------

Cash Flows from Financing Activities
   Net increase (decrease) in line of credit                                                          0                0
   Proceeds from long-term debt                                                                       0                0
   Repayment of long-term debt                                                                        0                0
   Proceeds from options and warrants exercised                                                  15,000                0
   Proceeds from public stock offering                                                                0                0
                                                                                           ------------     ------------
                                Net cash provided by (used in) financing activities              15,000                0
                                                                                           ------------     ------------

                 Increase (decrease) in cash and cash equivalents                              (336,126)        (376,845)

Cash and Cash Equivalents
   Beginning                                                                                    336,126          740,085
                                                                                           ------------     ------------
   Ending                                                                                  $          0     $    363,240
                                                                                           ============     ============

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 1. MANAGEMENT STATEMENT

In the opinion of management of the Company, the accompanying unaudited financial statements contain all adjustments (consisting of only normal, recurring accruals) necessary to present fairly the financial position of the Company as of December 31, 1997 and the results of operations and cash flows for the three month periods ended December 31, 1997 and 1996. The results of operations for any interim period are not necessarily indicative of the results for the fiscal year ending September 30, 1998. These interim financial statements should be read in conjunction with the Company's annual financial statements and related notes thereto included in the Company's Form 10-KSB and Annual Report to shareholders for the fiscal year ended September 30, 1997.


NOTE 2. EARNINGS PER SHARE

The FASB has issued Statement No. 128, Earnings per Share, which supersedes APB Opinion No. 15. Statement No. 128 requires the presentation of earnings per share by all entities that have common stock or potential common stock, such as options, warrants and convertible securities, outstanding that trade in a public market. Those entities that have only common stock outstanding are required to present basic earnings per-share amounts. Basic per-share amounts are computed, generally, by dividing net income or loss by the weighted-average number of common shares outstanding. All other entities are required to present basic and diluted per-share amounts. Diluted per-share amounts assume the conversion, exercise or issuance of all potential common stock instruments unless the effect is anti-dilutive thereby reducing the loss or increasing the income per common share. The Company initially applied Statement No. 128 for the three months ended December 31, 1997 and, as required by the Statement, has restated all per share information for the prior years to conform to the Statement.

PART I ITEM 2. Management's discussion and analysis or plan of operation. The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company's results of operation and financial condition. This discussion should be read in conjunction with the financial statements in Item 1 and the Company's report on Form 10-KSB for the period ended September 30, 1997.

RESULTS OF OPERATIONS

NET SALES. XATA is a leading provider of information software, systems and services to transportation companies. XATA's products and services unify all participants in a company's supply chain to optimize the collection, communication and processing of information throughout the transportation network. XATA's systems use onboard computers, fleet management software, route optimization software, dispatch software, Internet software, satellite positioning and mobile communication capabilities to improve fleet productivity and profitability.

The Company's net sales for the three months ended December 31, 1997 increased 3.1% to $2,557,797 as compared to sales of $2,480,075 for the comparable three month period ended December 31, 1996. Sales to private fleet customers for the three months ended December 31, 1997 were 9% higher than the comparable period in fiscal 1997. This growth, together with the increased revenue from XET (XATA Enterprise Technologies, an unincorporated division, formerly known as Payne & Associates), has been more than enough to offset a slowdown in deliveries to a large customer. This customer continues to be involved in a major restructuring program intended to direct additional funds into its leading lines of business, one of which includes the division that purchases XATA onboard computers. Deliveries to this customer accounted for almost 14% the revenue for the first three months of fiscal 1997, but approximately 1% of the revenue for the first three months of fiscal 1998. Although XATA expects that deliveries to this particular customer in fiscal 1998 will remain at or below fiscal 1997 levels, XATA anticipates that total Company revenue for fiscal 1998 will exceed fiscal 1997 levels.

GROSS PROFIT. The Company had a gross profit of $1,100,701 (43.0% of net sales) for the three months ended December 31, 1997, compared to a gross profit of $1,224,009 (49.4% of net sales) for the comparable 1997 period. The decrease in gross profit percentage is due to the increased amortization of capitalized software development costs, increased costs for software and hardware continuation expenses, and increased costs for the technical support department. These were somewhat offset by improved percentages for material content of the onboard computer system sales and decreased percentage for amortization of purchased software.

OPERATING EXPENSES. Operating expenses include research and development, selling expenses and general and administrative expenses. Total operating expenses were $1,465,228 for the three month period ended December 31, 1997 (57.3% of net sales) compared to $1,218,971 (49.2% of net sales) for the comparable prior year period.

Operating expenses other than research and development were $1,228,556 (40.0% of net sales) for the three month period ended December 31, 1997 compared to $1,059,993 (42.7% of net sales) for the comparable prior year period. The increases of $168,563 for the three month period ended December 31, 1997 compared to the comparable prior year periods were primarily due to planned increases in sales, marketing and MIS expenses associated with a higher level of sales. These were offset somewhat by the decrease in amortization of goodwill associated with the purchase of Payne & Associates. The Company will continue to develop required infrastructure to facilitate planned increases in revenue and, accordingly, expects that operating expenses will continue to increase during fiscal 1998 and fiscal 1999.

The Company's market position is based on its strong research capability and its technology leadership, as evidenced by its growing customer base. The Company has significantly increased expenditures for its combined research and development and capitalized software development costs. Expenditures for research and development are included in operating expenses and are charged to operations as incurred. These research and development expenses during the three months ended December 31, 1997 were $236,672 compared to $158,978 during the comparable 1996 period. The increases over the prior year periods occurred primarily as the result of planned increases in personnel and expenses related to new product capabilities. Software development costs are capitalized after the establishment of technological feasibility of new products or enhancements. Capitalized software development costs are amortized to cost of sales over a two-year period. Software development costs of $523,216 were capitalized for the three month period ended December 31, 1997, compared to $266,588 for the comparable three month period of 1996. The increase is due to development of enhancements and new software versions to respond to industry requirements and customer needs. The Company anticipates that expenditures for research and development and capitalized software development to continue to increase during fiscal 1998 and fiscal 1999.

INTEREST INCOME AND EXPENSES. Net interest income for the three month period ended December 31, 1997 was $32,741 compared to $39,615 in the comparable prior year period.

INCOME TAXES. Income tax expense has been recorded at a 40% effective tax rate. Income tax expense for the three month period ended December 31, 1997, was a tax benefit of $132,714 compared to a tax expense of $17,900 for the comparable 1996 period.

NET INCOME. Net income (loss) for the three month period ended December 31, 1997, was a loss of $199,072 compared to net income of $26,753 for the comparable 1996 period. The $225,825 decrease from the prior year three month period is primarily the result of additional amortization of capitalized software development costs and planned increases in engineering, technical support, and sales and marketing expenses, as well as the other factors discussed in this section.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 1997, the Company's working capital was $4,395,482 compared to $4,848,903 at September 30, 1997. Cash and cash equivalents are held primarily in a fund composed of short-term commercial paper until such time as required by operations. Available-for-sale securities of $2,202,538 at December 31, 1997 are composed of U.S. Treasury notes, and corporate debt securities with maturities ranging from February 1998 to December 1999. The cost of the available-for-sale securities approximated fair market value at December 31, 1997.

Cash flows provided by operating activities during the three months ended December 31, 1997 totaled a negative $512,353, resulting primarily from the increase in accounts receivable ($457,962).

Cash flows made available from investing activities during the three months ended December 31, 1997 totaled $123,850, resulting from the net selling activity of the available-for-sale securities ($809,763) which were offset by additions to software development costs ($523,216) and capital expenditures ($162,697). This compares to net sales of available-for-sale securities ($851,289), partially offset by additions to software development costs ($266,588) and capital expenditures ($118,687) totaling $466,014 of funds made available from investing activities for the comparable period in 1996. Capital expenditures were primarily for internal PC equipment and office equipment to support increases in personnel and engineering equipment used in developing new products. Although the Company has no firm commitments for capital expenditures, it anticipates capital expenditures of at least $300,000 during the balance of fiscal 1998.

The Company has a $150,000 term debt facility to be used for fixed asset additions, and a $1,000,000 line of credit with Norwest Bank Minnesota, N.A., both expiring in March 1998. Advances under the line of credit accrue interest at prime plus 1.5%, with an effective rate of 10.0% as of February 11, 1998. The Company has no minimum interest requirements, but is committed to an annual administrative fee of $1,200. At December 31, 1997 there were no balances due. The Company anticipates renewing both the term debt facility and the line of credit in March 1998.

Cash flows from financing activities during the three months ended December 31, 1997 totaling $15,000 resulted from the exercise of stock options by employees. During fiscal year 1998, cash will be required to meet increased working capital needs, including inventory and accounts receivable financing, increased expenditures for marketing, sales, and customer support, continuing research and development expenses and capital expenditures. The Company believes its cash on hand plus its available-for-sale securities, its line of credit, and its current vendor terms will be adequate to fund the delivery of its anticipated revenue growth and to maintain its liquidity for a period of approximately 18 to 24 months. The Company's future cash flows from operations, however, may vary depending on a number of factors, including level of competition, general economic conditions and other factors beyond the Company's control.


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

PART II.  OTHER INFORMATION

        Item 1.   Legal Proceedings - None

        Item 2.   Changes In Securities -

                  * In November 1997, the Company issued a 5-year warrant for purchase of 6,000 shares of common stock to Edward T. Michalek, concurrent with his resignation from the Board of Directors. The warrant was issued in recognition of his 11 years of service as chairman of the Board and is exercisable at $5.25 per share (the fair market value of the common stock as of the date of grant). The Company has relied upon exemptions from registration under the Securities Act of 1933 (the "Act") as set forth in Sections 4(2) and 4(6) of the Act.

        Item 3.   Defaults upon Senior Securities - None

        Item 4.   Submission of Matters to a Vote of Security Holders - None

        Item 5.   Other Information

                  * On April 30, 1997 the Board of Directors of the Company authorized the repurchase of shares of the Company's common stock in market transactions from time to time, not to exceed $1 million. Any shares which are repurchased will retire to authorized, unissued capital stock of the Company. As of February 11, 1998 no shares had been repurchased during the current fiscal year.

        Item 6.   Exhibits and Reports on Form 8-K - Financial Data Schedule

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



    Dated: February 12, 1998            XATA Corporation
                                        (Registrant)



                                        by:   /s/ Robert M. Featherstone
                                           -----------------------------
                                           Robert M. Featherstone
                                           Chief Financial Officer
                                           (Signing as Principal Financial and
                                           Accounting Officer and as Authorized)