Form 10QSB
period 1998-03-31
XATA CORP /MN/
filed 1998-05-15
CIK 854398

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

_X_ Quarterly report pursuant to Section 13 of 15(d) of the Securities Exchange
    Act of 1934


For the quarterly period ended March 31, 1998 or


___ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934


For the transition period from ___________ to ____________

Commission File Number:                             0-27166
                                 ----------------------------------------------


                                XATA Corporation
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)


         Minnesota                                              41-1641815
-------------------------------                           ----------------------
(State or Other Jurisdiction of                              (I.R.S. Employer
Incorporation or Organization)                            Identification Number)

            151 E. Cliff Road, Suite 10, Burnsville, Minnesota 55337
--------------------------------------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)


Registrant's telephone number, including area code:      (612) 894-3680
                                                   -----------------------------

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

                                 Yes _X_ No___


                      APPLICABLE ONLY TO CORPORATE ISSUERS:
As of May 12, 1998, the following securities of the Registrant were outstanding:
4,392,559 shares of Common Stock, $.01 par value per share.

                                XATA Corporation
                                      INDEX



PART I.                  FINANCIAL INFORMATION                          Page No.
               Item 1.   Financial Statements:
                 Balance Sheets as of
                 March 31, 1998 and September 30, 1997                      3

                 Statements of Operations for the Three and Six
                 Months Ended March 31, 1998 and 1997                       5

                 Statements of Cash Flows for the Six
                 Months Ended March 31, 1998 and 1997                       6

                 Notes to Financial Statements                              7

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

PART I.  Item 1. Financial Information


XATA Corporation
BALANCE SHEETS
March 31, 1998 and September 30, 1997


                                                                                      March 31,         September 30,
ASSETS:                                                                                 1998                 1997
                                                                                    ------------         ------------
Current Assets:


   Cash and cash equivalents                                                        $    456,234         $    336,126
   Available-for-sale securities                                                         655,545            3,054,076
   Accounts receivable, less allowance for doubtful accounts
       of $238,675 at March 31, 1998, and $275,000 at September 30, 1997               3,548,715            2,613,039
   Notes receivable, current portion                                                     203,808                    0
   Inventories                                                                           600,361              434,836
   Prepaid expenses                                                                      149,818              115,334
   Deferred taxes                                                                      1,157,535            1,040,000
                                                                                    ------------         ------------
                 Total current assets                                                  6,772,016            7,593,411

Equipment and leasehold improvements, at cost:

   Engineering and manufacturing equipment                                               789,974              759,181
   Office furniture and equipment                                                      1,547,112            1,310,079
   Leasehold improvements                                                                120,317               38,417
                                                                                    ------------         ------------
                                                                                       2,457,403            2,107,677

   Less accumulated depreciation and amortization                                     (1,133,042)            (885,425)
                                                                                    ------------         ------------
                 Net equipment and leasehold improvements                              1,324,361            1,222,252
                                                                                    ------------         ------------

Other Assets:

   Notes receivable, long term portion                                                   459,145
   Capitalized software development costs, less accumulated amortization
       of $2,023,993 at March 31, 1998, and $1,495,369 at September 30, 1997           1,741,574            1,065,633
   Purchased software, less accumulated amortization
       of $1,061,907 at March 31, 1998, and $1,000,000 at September 30, 1997             338,093              400,000
   Goodwill, less accumulated amortization
       of $1,379,580 at March 31, 1998, and $1,365,294 at September 30, 1997             159,523              173,809
   Other                                                                                  48,545               54,873
                                                                                    ------------         ------------
                 Total other assets                                                    2,746,880            1,694,315



                 Total assets                                                       $ 10,843,257         $ 10,509,978
                                                                                    ============         ============


XATA Corporation
BALANCE SHEETS
March 31, 1998 and September 30, 1997


                                                                                        March 31,        September 30,
LIABILITIES AND STOCKHOLDERS' EQUITY :                                                    1998                1997
                                                                                     ---------------------------------
Current Liabilities:

   Accounts payable                                                                  $  1,288,322         $    648,175
   Accrued expenses and taxes payable                                                     812,872              980,227
   Deferred revenue                                                                     1,130,881            1,116,106
                                                                                     ------------         ------------
                 Total current liabilities                                              3,232,075            2,744,508

Long-term Liabilities:

   Long-term debt                                                                         163,271              156,256
   Deferred taxes                                                                         460,000              460,000
                                                                                     ------------         ------------
                 Total long-term liabilities                                              623,271              616,256

Stockholders' Equity:

   Commonstock, par value $.01 per share, authorized 8,333,333 shares; issued
         4,392,559 at March 31, 1998 and 4,383,025 at
         September 30, 1997                                                                43,925               43,830
   Additional paid-in capital                                                           9,210,676            9,195,771
   Common stock to be issued                                                              271,875              271,875
   Retained earnings (accumulated deficit)                                             (2,538,565)          (2,362,262)
                                                                                     ------------         ------------

                 Total stockholders' equity                                             6,987,911            7,149,214
                                                                                     ------------         ------------

                 Total liabilities and stockholders' equity                          $ 10,843,257         $ 10,509,978
                                                                                     ============         ============


XATA Corporation
STATEMENTS OF OPERATIONS
For the Three and Six Months ended March 31, 1998 and 1997


                                               Three Month Periods            Six Month Periods
                                                 Ended March 31,                Ended March 31,
                                             1998            1997            1998            1997
                                         -----------     -----------     -----------     -----------

Net sales                                $ 3,440,896     $ 2,632,375     $ 5,998,692     $ 5,112,450

Cost of sales                              2,013,751       1,347,696       3,470,846       2,603,762
                                         -----------     -----------     -----------     -----------

   Gross profit                            1,427,145       1,284,679       2,527,846       2,508,688

Operating expenses                         1,415,535       1,278,252       2,880,763       2,497,223
                                         -----------     -----------     -----------     -----------

   Operating income (loss)                    11,610           6,427        (352,917)         11,465

Non-operating (expense) income:
   Interest (expense)                         (3,350)         (3,298)         (7,015)         (6,699)
   Interest income                            29,688          34,228          66,094          77,244
                                         -----------     -----------     -----------     -----------
                                              26,338          30,930          59,079          70,545

                                         -----------     -----------     -----------     -----------
Net income (loss) before income taxes         37,948          37,357        (293,838)         82,010

Income tax provision (benefit)                15,179          14,840        (117,535)         32,740
                                         -----------     -----------     -----------     -----------
Net income (loss)                        $    22,769     $    22,517     $  (176,303)    $    49,270
                                         ===========     ===========     ===========     ===========


Net income (loss) per share
          Basic EPS                      $      0.01     $      0.01     $     (0.04)    $      0.01
                                         ===========     ===========     ===========     ===========
          Diluted EPS                    $      0.01     $      0.00     $     (0.04)    $      0.01
                                         ===========     ===========     ===========     ===========

Weighted average common and common
   equivalent shares outstanding
          Basic EPS                        4,417,559       4,421,885       4,415,784       4,415,502
                                         ===========     ===========     ===========     ===========
          Diluted EPS                      4,513,897       4,529,821       4,415,784       4,556,693
                                         ===========     ===========     ===========     ===========


XATA Corporation
STATEMENTS OF CASH FLOWS
For the Six Months Ended March 31, 1998 and 1997


                                                                                                Six Month Periods
                                                                                                  Ended March 31,
                                                                                               1998            1997
                                                                                           -----------     -----------
Cash Flows from Operating Activities
   Net income (loss)                                                                       $  (176,303)    $    49,270
   Adjustments to reconcile net income (loss) to net cash provided by
           (used in) operating activities:
                 Depreciation and amortization                                                 858,762         700,462
                 Deferred taxes                                                               (117,535)              0
                 (Increase) decrease in accrued income in available-for-sale securities         46,262          31,785
                 (Gain) or loss on sale of available-for-sale securities                             0               0
                 Amortization of discount on note payable                                        7,015           6,700
                 Change in assets and liabilities:
                      (Increase) decrease in accounts receivable                              (935,676)       (133,637)
                      (Increase) decrease in notes receivable                                 (662,953)              0
                      (Increase) decrease in inventories                                      (165,525)        205,857
                      (Increase) decrease in prepaid expenses                                  (34,484)        (28,130)
                      Increase (decrease) in accounts payable                                  640,147        (351,552)
                      Increase (decrease) in accrued expenses and taxes payable               (167,355)       (103,868)
                      Increase (decrease) in deferred revenue                                   14,775         273,719
                                                                                           -----------     -----------
                               Net cash provided by (used in) operating activities            (692,870)        650,606
                                                                                           -----------     -----------

Cash Flows from Investing Activities
   Purchase of available-for-sale securities                                                (1,999,156)     (3,341,004)
   Proceeds from sale and maturity of available-for-sale securities                          4,351,425       3,451,038
   Purchase of fixed assets                                                                   (349,726)       (190,819)
   Additions to software development costs                                                  (1,204,565)       (581,278)
                                                                                           -----------     -----------
                                Net cash provided by (used in) investing activities            797,978        (662,063)
                                                                                           -----------     -----------

Cash Flows from Financing Activities
   Net increase (decrease) in line of credit                                                         0               0
   Proceeds from long-term debt                                                                      0               0
   Repayment of long-term debt                                                                       0               0
   Proceeds from options and warrants exercised                                                 15,000           2,334
   Proceeds from public stock offering                                                               0               0
                                                                                           -----------     -----------
                                Net cash provided by (used in) financing activities             15,000           2,334
                                                                                           -----------     -----------

                 Increase (decrease) in cash and cash equivalents                              120,108          (9,123)

Cash and Cash Equivalents
   Beginning                                                                                   336,126         740,085
                                                                                           -----------     -----------
   Ending                                                                                  $   456,234     $   730,962
                                                                                           ===========     ===========


NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 1.  MANAGEMENT STATEMENT

In the opinion of management of the Company, the accompanying unaudited financial statements contain all adjustments (consisting of only normal, recurring accruals) necessary to present fairly the financial position of the Company as of March 31, 1998 and the results of operations and cash flows for the three and six month periods ended March 31, 1998 and 1997. The results of operations for any interim period are not necessarily indicative of the results for the fiscal year ending September 30, 1998. These interim financial statements should be read in conjunction with the Company's annual financial statements and related notes thereto included in the Company's Form 10-KSB and Annual Report to shareholders for the fiscal year ended September 30, 1997.


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

The Company's net sales for the three months ended March 31, 1998 increased 30.7% to $3,440,896 as compared to sales of $2,632,375 for the comparable three month period ended March 31, 1997. Net sales for the six months ended March 31, 1998 increased 17.3% to $5,998,692 from the comparable six months ended March 31, 1997. Sales to private fleet customers for the three months ended March 31, 1998 were 38% higher than the comparable period in fiscal 1997. This growth, together with the increased year-to-date revenue from XET (XATA Enterprise Technologies, an unincorporated division, formerly known as Payne & Associates), has been more than enough to offset a slowdown in deliveries to a large customer. This customer continues to be involved in a major restructuring program intended to direct additional funds into its leading lines of business, one of which includes the division that purchases XATA onboard computers. Deliveries to this customer accounted for over 21% of the revenue for the first six months of fiscal 1997, but only approximately 3% of the revenue for the first six months of fiscal 1998. Although XATA expects that deliveries to this particular customer in fiscal 1998 will remain at or below fiscal 1997 levels, XATA anticipates that total Company revenue for fiscal 1998 will exceed fiscal 1997 levels.

GROSS PROFIT. The Company had a gross profit of $1,427,145 (41.5% of net sales) for the three months ended March 31, 1998, compared to a gross profit of $1,284,679 (48.8% of net sales) for the comparable 1997 period. The six month totals were $2,527,846 (42.1% of net sales) and $2,508,688 (49.1% of net sales)
respectively. The decrease in gross profit percentage is due to the increased amortization of capitalized software development costs, increased costs for software support, increased costs for the technical support department, and to the relatively high material content of the new Mobile Application Server (MAS), which began shipping in the current quarter, but has not yet had the benefit of volume purchasing of its parts. These were somewhat offset by improved percentages for material content of the onboard computer system sales and decreased percentage for amortization of purchased software.

OPERATING EXPENSES. Operating expenses include research and development, selling expenses and general and administrative expenses. Total operating expenses were $1,415,535 for the three month period ended March 31, 1998 (41.1% of net sales) compared to $1,278,252 (48.6% of net sales) for the comparable prior year period. The six month totals were $2,880,763 (48.0% of net sales) and $2,497,223 (48.9% of net sales), respectively.

Operating expenses other than research and development were $1,276,773 (37.1% of net sales) for the three month period ended March 31, 1998 compared to $1,082,764 (41.1% of net sales) for the comparable prior year period. The six month totals were $2,505,330 (41.8% of net sales and $2,142,757 (41.9% of net sales), respectively. The increases of $194,009 and $362,573 for the three and six month periods ended March 31, 1998 compared to the comparable prior year periods were primarily due to planned increases in sales, marketing and MIS expenses associated with a higher level of sales. These were offset somewhat by the decrease in amortization of goodwill associated with the purchase of Payne & Associates. The Company will continue to develop required infrastructure to facilitate planned increases in revenue and, accordingly, expects that operating expenses will continue to increase during fiscal 1998 and fiscal 1999.

The Company's market position is based on its strong research capability and its technology leadership, as evidenced by its growing customer base. The Company has significantly increased expenditures for its combined research and development and capitalized software development costs. Expenditures for research and development are included in operating expenses and are charged to operations as incurred. These research and development expenses during the three months ended March 31, 1998 were $138,761 compared to $195,488 during the comparable 1997 period. The six month totals were $375,433 and $354,466 respectively. The changes from the prior year periods reflect results of planned increases in personnel and expenses related to new product capabilities being offset by a larger percentage of the engineers' time being spent in the development of capitalizable new project development. Software development costs are capitalized after the establishment of technological feasibility of new products or enhancements. Capitalized software development costs are amortized to cost of sales over a two-year period. Software development costs of $681,349 were capitalized for the three month period ended March 31, 1998, compared to $273,448 for the comparable three month period of 1997. The six month totals were $1,204,564 and $581,278 respectively. The increases in the current year costs are due to development of enhancements and new software versions to respond to industry requirements and customer needs. The Company anticipates that expenditures for research and development and capitalized software development will to continue to increase during fiscal 1998 and fiscal 1999.

INTEREST INCOME AND EXPENSES. Net interest income for the three month period ended March 31, 1998 was $26,338 compared to $30,929 in the comparable prior year period. The six month totals were $59,079 and $70,545, respectively. The Company anticipates that net interest income will continue to decrease in the future as additional funds are used to support software development programs.

INCOME TAXES. Income tax expense has been recorded at a 40% effective tax rate. Income tax expense for the three month period ended March 31, 1998 was a tax expense of $15,179 compared to a tax expense of $14,840 for the comparable 1997 period. The six month totals were a tax benefit of $117,535 and a tax expense of $32,740, respectively.
 .
NET INCOME. The Company recorded net income of $22,769 for the three month period ended March 31, 1998, compared to net income of $22,517 for the comparable 1997 period. The six month totals were a net loss of $176,303 and net income of $49,270, respectively. The $225,573 decrease from the prior year six month period is primarily the result of additional amortization of capitalized software development costs and planned increases in engineering, technical support, and sales and marketing expenses, as well as the other factors discussed in this section.

LIQUIDITY AND CAPITAL RESOURCES
At March 31, 1998, the Company's working capital was $3,539,941 compared to $4,848,903 at September 30, 1997. Cash and cash equivalents are held primarily in a fund composed of short-term commercial paper until such time as required by operations. Available-for-sale securities of $655,545 at March 31, 1998 are composed of corporate debt securities with maturities ranging from April 1998 to December 1998. The cost of the available-for-sale securities approximated fair market value at March 31, 1998.

Net cash flows used in operating activities during the six months ended March 31, 1998 totaled a negative $692,870, resulting primarily from the increase in accounts receivable ($935,676) and notes receivable ($662,953) which were offset by an increase in accounts payable ($640,147). XATA has provided certain customers, purchasers of XET Desktop Dispatch, delayed payment terms until the software program they purchased has been enhanced to include new features. The Company anticipates that a portion of these accounts may not be paid until next fiscal year, but that others will be current by the end of the third fiscal quarter.

Cash flows provided by investing activities during the six months ended March 31, 1998 totaled $797,978, resulting from the net selling activity of the available-for-sale securities ($2,352,269) which were offset by additions to software development costs ($1,204,565) and capital expenditures ($349,726). This compares to net sales of available-for-sale securities ($110,079), offset by additions to software development costs ($581,278) and capital expenditures ($190,819) totaling $466,014 of funds used in investing activities for the comparable period in 1997. The Company continues to fund development of enhancements to the Onboard Computer and Mobile Application Server systems and other software products such as the Windows version of the Fleet Management System and multiple communications. The Company also intends to fund development of a more robust version of its Desktop Dispatch system that will be sold to larger fleets. Capital expenditures were primarily for internal PC equipment and office equipment to support increases in personnel and engineering equipment used in developing new products. Although the Company currently has no firm commitments for capital expenditures, it anticipates capital expenditures of at least $200,000 during the balance of fiscal 1998.

Cash flows from financing activities during the six months ended March 31, 1998 totaling $15,000 resulted from the exercise of stock options by employees. The Company's $150,000 term debt facility for fixed asset additions, and its $1,000,000 line of credit with Norwest Bank Minnesota, N.A. both would have expired on March 31, 1998, but have been extended to June 30, 1998 on amended terms, while the Company re-negotiates new agreements with the bank. Advances under the line of credit accrue interest at prime plus 1.0%, with an effective rate of 9.0% as of May 12, 1998. At March 31, 1998 there were no balances due. However, subsequent to that time the Company chose to utilize the line of credit rather than sell certain of its available-for-sale securities that mature later in the year. Those balances have currently been paid off, and as of May 12, 1998 there were no balances outstanding on the line of credit.

During fiscal year 1998, cash will be required to meet increased working capital needs, including inventory and accounts receivable financing, increased expenditures for marketing, sales, and customer support, continuing research and development expenses and capital expenditures. The Company believes its cash on hand plus its available-for-sale securities, its debt facilities, and its current vendor terms will be adequate to fund its anticipated revenue growth and to maintain its liquidity for the foreseeable future, subject to changes in its overall sources and needs for cash. However, the Company's future cash flows from operations and its future cash flow needs may vary depending on a number of factors, including projected future systems development, level of competition, general economic conditions and other factors beyond the Company's control. The Company is presently developing and evaluating a plan to fund future business growth.
--------------------------------------------------------------------------------

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

        Item 1.   Legal Proceedings - None

        Item 2.   Changes In Securities - None

        Item 3.   Defaults upon Senior Securities - None

        Item 4.   Submission of Matters to a Vote of Security Holders -

                  The annual meeting of shareholders of the Company was held on February 18, 1998. As of the record date, January 7, 1998, there were 4,392,559 shares of Common Stock issued and outstanding. There were present and voting at the meeting, in person or by proxy, 3,141,786 shares of Common Stock (approximately 72% of the total issued and outstanding).

                  Matters voted upon and results thereof are as follows:

                  1.Election of Directors:


                                                          FOR            AGAINST
                  Dennis R. Johnson                   3,121,039           20,747
                  William P. Flies                    3,118,806           22,980
                  Carl M. Fredericks                  3,121,106           20,680
                  Roger Kleppe                        3,120,374           21,412
                  Stephen Lawrence                    3,120,774           21,012

                  2. Amendment to 1991 Long-Term Incentive Stock Option Plan to change the terms of automatic grant of options to non-employee Directors:

                  FOR   2,747,567   AGAINST    74,968     ABSTAIN   13,664
                      -------------         -------------         --------
                                                         BROKER NON-VOTE 305,587
                                                                         -------

                  3. Ratification of appointment of McGladrey & Pullen, LLP as the independent auditors of the Company for the year ending September 30, 1998:

                  FOR    3,126,402   AGAINST      7,583     ABSTAIN    7,801_
                      --------------         --------------         ---------

        Item 5.   Other Information


                  * On April 30, 1997 the Board of Directors of the Company authorized the repurchase of shares of the Company's common stock in market transactions from time to time, not to exceed $1 million. Any shares which are repurchased will retire to authorized, unissued capital stock of the Company. As of May 12, 1998 no shares had been repurchased during the current fiscal year.

        Item 6.   Exhibits and Reports on Form 8-K - Financial Data Schedule
                  *        Exhibit 10.9 - Third Amendment to Credit Agreement
                  *        Exhibit 27 - Financial Data Schedule

SIGNATURES
Pursuant to the requirements of the Securities and Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



  Dated:  May 12, 1998        XATA Corporation
        --------------        (Registrant)



                              by:       /s/  Robert M. Featherstone
                                  ---------------------------------
                                  Robert M. Featherstone
                                  Chief Financial Officer
                                  (Signing as Principal Financial and Accounting Officer and as Authorized)