Form 10QSB
period 1998-06-30
XATA CORP /MN/
filed 1998-08-14
CIK 854398

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

_X_ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


For the quarterly period ended June 30, 1998 or

___ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


For the transition period from ___________ to ____________

Commission File Number:              0-27166
                       -----------------------------------

                                XATA Corporation
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)


          Minnesota                                     41-1641815
---------------------------------        ---------------------------------------
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

                              Yes _X_  No ___

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
As of August 12, 1998, the following securities of the Registrant were outstanding: 4,395,243 shares of Common Stock, $.01 par value per share.

                                XATA Corporation
                                      INDEX



PART I.                  FINANCIAL INFORMATION                          Page No.
               Item 1.   Financial Statements:
                 Balance Sheets as of
                 June 30, 1998 and September 30, 1997                       3

                 Statements of Operations for the Three and Nine
                 Months Ended June 30, 1998 and 1997                        5

                 Statements of Cash Flows for the Nine
                 Months Ended June 30, 1998 and 1997                        6

                 Notes to Financial Statements                              7

               Item 2.   Management's Discussion and Analysis or Plan of
                         Operation                                          8


PART II.     OTHER INFORMATION
             Item 1. Legal Proceedings                                      12

             Item 2. Changes in Securities                                  12

             Item 3. Defaults upon Senior Securities                        12

             Item 4. Submission of Matters to a Vote of Security Holders    12

             Item 5. Other Information                                      12

             Item 6. Exhibits and Reports on Form 8-K                       12

             Signatures                                                     13

PART I.  Item 1. Financial Information


XATA Corporation
BALANCE SHEETS
June 30, 1998 and September 30, 1997


                                                                                    June 30,        September 30,
ASSETS:                                                                              1998               1997
                                                                                 ------------       ------------
Current Assets:

   Cash and cash equivalents                                                     $     41,863       $    336,126
   Available-for-sale securities                                                            0          3,054,076
   Accounts receivable, less allowance for doubtful accounts
       of $1,047,259 at June 30, 1998, and $275,000 at September 30, 1997           1,382,114          2,613,039
   Notes receivable, current portion                                                  238,363                  0
   Inventories                                                                        906,844            434,836
   Prepaid expenses                                                                   112,636            115,334
   Deferred taxes                                                                   1,157,535          1,040,000
                                                                                 ------------       ------------
                 Total current assets                                               3,839,355          7,593,411

Equipment and leasehold improvements, at cost:

   Engineering and manufacturing equipment                                            794,343            759,181
   Office furniture and equipment                                                   1,699,656          1,310,079
   Leasehold improvements                                                             118,855             38,417
                                                                                 ------------       ------------
                                                                                    2,612,854          2,107,677

   Less accumulated depreciation and amortization                                  (1,262,260)          (885,425)
                                                                                 ------------       ------------
                 Net equipment and leasehold improvements                           1,350,594          1,222,252
                                                                                 ------------       ------------

Other Assets:

   Notes receivable, long term portion                                                446,031                  0
   Capitalized software development costs, less accumulated amortization
       of $2,342,107 at June 30, 1998, and $1,495,369 at September 30, 1997         2,242,900          1,065,633
   Purchased software, less accumulated amortization
       of $1,101,433 at June 30, 1998, and $1,000,000 at September 30, 1997           298,567            400,000
   Goodwill, less accumulated amortization
       of $1,386,723 at June 30, 1998, and $1,365,294 at September 30, 1997           152,380            173,809
   Other                                                                               45,381             54,873
                                                                                 ------------       ------------
                 Total other assets                                                 3,185,259          1,694,315





                 Total assets                                                    $  8,375,208       $ 10,509,978
                                                                                 ============       ============


XATA Corporation
BALANCE SHEETS
June 30, 1998 and September 30, 1997


                                                                                      June 30,        September 30,
LIABILITIES AND STOCKHOLDERS' EQUITY :                                                  1998              1997
                                                                                   -------------------------------
Current Liabilities:

   Accounts payable                                                                $    822,801       $    648,175
   Line of Credit                                                                       635,000                  0
   Accrued expenses and taxes payable                                                   680,378            980,227
   Deferred revenue                                                                     933,994          1,116,106
                                                                                   ------------       ------------
                 Total current liabilities                                            3,072,173          2,744,508

Long-term Liabilities:

   Long-term debt                                                                       166,621            156,256
   Deferred taxes                                                                       460,000            460,000
                                                                                   ------------       ------------
                 Total long-term liabilities                                            626,621            616,256

Stockholders' Equity:

   Commonstock, par value $.01 per share, authorized 8,333,333 shares;
         issued 4,395,243 at June 30, 1998 and 4,383,025 at
         September 30, 1997                                                              43,952             43,830
   Additional paid-in capital                                                         9,222,727          9,195,771
   Common stock to be issued                                                            312,136            271,875
   Retained earnings (accumulated deficit)                                           (4,902,401)        (2,362,262)
                                                                                   ------------       ------------

                 Total stockholders' equity                                           4,676,414          7,149,214
                                                                                   ------------       ------------

                 Total liabilities and stockholders' equity                        $  8,375,208       $ 10,509,978
                                                                                   ============       ============


XATA Corporation
STATEMENTS OF OPERATIONS
For the Three and Nine Months ended June 30, 1998 and 1997


                                             Three Month Periods             Nine Month Periods
                                                Ended June 30,                 Ended June 30,
                                             1998            1997            1998            1997
                                         -----------     -----------     -----------     -----------
Net sales                                $ 1,015,931     $ 2,843,493     $ 7,014,623     $ 7,955,943

Cost of sales                              1,552,234       1,471,748       5,023,080       4,075,510
                                         -----------     -----------     -----------     -----------

   Gross profit                             (536,303)      1,371,745       1,991,543       3,880,433

Operating expenses                         1,835,886       1,370,366       4,716,649       3,867,589
                                         -----------     -----------     -----------     -----------

   Operating income (loss)                (2,372,189)          1,379      (2,725,106)         12,844

Non-operating (expense) income:
   Interest (expense)                         (7,660)         (4,560)        (14,675)        (11,259)
   Interest income                            16,013          40,352          82,107         117,596
                                         -----------     -----------     -----------     -----------
                                               8,353          35,792          67,432         106,337

                                         -----------     -----------     -----------     -----------
Net income (loss) before income taxes     (2,363,836)         37,171      (2,657,674)        119,181

Income tax provision (benefit)                     0          14,930        (117,535)         47,670
                                         -----------     -----------     -----------     -----------
Net income (loss)                        $(2,363,836)    $    22,241     $(2,540,139)    $    71,511
                                         ===========     ===========     ===========     ===========


Net income (loss) per share
          Basic EPS                      $     (0.53)    $      0.01     $     (0.57)    $      0.02
                                         ===========     ===========     ===========     ===========
          Diluted EPS                    $     (0.53)    $      0.00     $     (0.57)    $      0.02
                                         ===========     ===========     ===========     ===========

Weighted average common and common
   equivalent shares outstanding
          Basic EPS                        4,422,135       4,426,484       4,417,901       4,477,311
                                         ===========     ===========     ===========     ===========
          Diluted EPS                      4,422,135       4,496,378       4,417,901       4,536,588
                                         ===========     ===========     ===========     ===========


XATA Corporation
STATEMENTS OF CASH FLOWS
For the Nine Months Ended June 30, 1998 and 1997


                                                                                                Nine Month Periods
                                                                                                  Ended June 30,
                                                                                               1998           1997
                                                                                           -----------     -----------
Cash Flows from Operating Activities

   Net income (loss)                                                                       $(2,540,139)    $    71,511
   Adjustments to reconcile net income (loss) to net cash provided by
           (used in) operating activities:
                 Depreciation and amortization                                               1,355,928       1,099,166
                 Deferred taxes                                                               (117,535)              0
                 (Increase) decrease in accrued income in available-for-sale securities         51,006          24,527
                 (Gain) or loss on sale of available-for-sale securities                           269               0
                 Amortization of discount on note payable                                       10,365          10,051
                 Stock issued/to-be-issued for services rendered                                52,339               0
                 Change in assets and liabilities:
                      (Increase) decrease in accounts receivable                             1,230,925         553,484
                      (Increase) decrease in notes receivable                                 (684,394)              0
                      (Increase) decrease in inventories                                      (472,008)       (215,895)
                      (Increase) decrease in prepaid expenses                                    2,698         (21,347)
                      Increase (decrease) in accounts payable                                  174,626        (240,583)
                      Increase (decrease) in accrued expenses and taxes payable               (299,849)       (179,110)
                      Increase (decrease) in deferred revenue                                 (182,112)        380,574
                                                                                           -----------     -----------
                               Net cash provided by (used in) operating activities          (1,417,881)      1,482,378
                                                                                           -----------     -----------

Cash Flows from Investing Activities
   Purchase of available-for-sale securities                                                (1,999,156)     (4,233,477)
   Proceeds from sale and maturity of available-for-sale securities                          5,001,957       4,443,087
   Purchase of fixed assets                                                                   (505,177)       (571,053)
   Additions to software development costs                                                  (2,024,006)       (890,017)
                                                                                           -----------     -----------
                                Net cash provided by (used in) investing activities            473,618      (1,251,460)
                                                                                           -----------     -----------

Cash Flows from Financing Activities
   Net increase (decrease) in line of credit                                                   635,000               0
   Proceeds from long-term debt                                                                      0               0
   Repayment of long-term debt                                                                       0               0
   Proceeds from options and warrants exercised                                                 15,000           7,334
   Proceeds from public stock offering                                                               0               0
                                                                                           -----------     -----------
                                Net cash provided by (used in) financing activities            650,000           7,334
                                                                                           -----------     -----------

                 Increase (decrease) in cash and cash equivalents                             (294,263)        238,252

Cash and Cash Equivalents
   Beginning                                                                                   336,126         740,085
                                                                                           -----------     -----------
   Ending                                                                                  $    41,863     $   978,337
                                                                                           ===========     ===========


NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 1.  MANAGEMENT STATEMENT

In the opinion of management of the Company, the accompanying unaudited financial statements contain all adjustments (consisting of only normal, recurring accruals) necessary to present fairly the financial position of the Company as of June 30, 1998 and the results of operations and cash flows for the three and nine month periods ended June 30, 1998 and 1997. The results of operations for any interim period are not necessarily indicative of the results for the fiscal year ending September 30, 1998. These interim financial statements should be read in conjunction with the Company's annual financial statements and related notes thereto included in the Company's Form 10-KSB and Annual Report to shareholders for the fiscal year ended September 30, 1997.


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

RESULTS OF OPERATIONS

PREVIOUSLY ANNOUNCED CHARGE TO EARNINGS. On June 16, 1998 the Company announced that it would take a $790,000 non-cash charge against earnings during its fiscal third quarter to establish reserves for doubtful accounts receivable related to sales of the Company's XET (formerly known as Payne & Associates) software product called Desktop Dispatch(TM). This charge has been recorded in three parts: (1) a reserve against receivables of $410,000 charged against sales, (2) a reserve against receivables of $350,000 charged against bad debt expense, and
(3) a charge to amortization of $30,000 to write off the balance of the capitalized software development costs associated with the version of Desktop Dispatch(TM) that was unsatisfactory to customers. The Company expects to re-launch the product in the second quarter of fiscal 1999 with the possibility of delivering it to some of the customers whose receivables are a part of the current sales reserve.

The June 16,1998 press release also indicated the after-tax effect on net income for this adjustment. Following the Company's decision to increase its valuation reserve against its deferred tax asset rather than record an income tax benefit for this quarter (see discussion under the paragraph below titled "Income Taxes") the charge to earnings described above will not be reduced by an income tax benefit. Accordingly, the effect on net income of the $790,000 charge is $0.18 per diluted share.

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

The Company's net sales for the three months ended June 30, 1998 decreased 64.3% to $1,015,930 as compared to sales of $2,843,493 for the comparable three month period ended June 30, 1997. Net sales for the nine months ended June 30, 1998 decreased 11.8% to $7,014,623 from the comparable nine months ended June 30, 1997. Sales to private fleet customers for the nine months ended June 30, 1998 were 4.9% higher than the comparable period in fiscal 1997.

The significant decline in third quarter net sales was a result of the temporary suspension of sales of the Desktop Dispatch(TM) product, the associated establishment of a sales reserve of $410,000 to offset Desktop Dispatch(TM) related receivables, who's collectibility was deemed to be uncertain at the present time, and delays in closing several onboard computer sales. The doubtful collectability of receivables arises from the unsatisfactory performance of the Desktop Dispatch(TM) product. A smaller factor contributing to the decline in sales is the continuation of a previously announced slow down in deliveries to one of its large customers. Deliveries to this customer represented nearly 15% of the Company's revenue for the first nine months of fiscal 1997 but less than 3% for the same period in fiscal 1998.

The Company expects revenues for the remainder of fiscal 1998 to remain at or below fiscal 1997 levels.

GROSS PROFIT. The Company had a negative gross profit of $536,303 (52.8% of net sales) for the three months ended June 30, 1998, compared to a gross profit of $1,371,745 (48.2% of net sales) for the comparable 1997 period. The nine month totals were a gross profit of $1,991543 (28.4% of net sales) and $3,880,433 (48.8% of net sales) respectively. The reduction in gross profit was primarily due to the $410,000 sales reserve for the Desktop Dispatch(TM) software related sales, that had no corresponding cost of sales component (see "Previously Announced Charge to Earnings", above). In addition, certain operating departments such as software and technical support that are charged to the cost of sales have increased from the prior year. Other expenses such as the amortization of capitalized software development costs also increase each quarter.

The Company expects continued pressure on its gross margin in the next several quarters as it begins to price its onboard computer products more aggressively to respond to competitive pricing.

OPERATING EXPENSES. Operating expenses include research and development, selling expenses and general and administrative expenses. Total operating expenses were $1,835,887 for the three month period ended June 30, 1998 (180.7% of net sales) compared to $1,370,366 (48.2% of net sales) for the comparable prior year period. The nine month totals were $4,716,649 (67.2% of net sales) and $3,867,589 (48.6% of net sales), respectively.

Operating expenses other than research and development were $1,700,762 (167.4% of net sales) for the three month period ended June 30, 1998 compared to $1,172,622 (41.2% of net sales) for the comparable prior year period. The nine month totals were $4,206,092 (60.2% of net sales) and $3,315,379 (41.7% of net sales), respectively. The increases of $528,141 and $890,713 for the three and nine month periods ended June 30, 1998 compared to the comparable prior year periods were primarily due to a charge against bad debt expense of approximately $350,000 at June 30, 1998 (see "Previously Announced Charge to Earnings", above), and to planned increases in sales, marketing and MIS expenses. These were offset somewhat by the decrease in amortization of goodwill associated with the purchase of Payne & Associates, most of which was written off at the end of the prior fiscal year.

The Company's market position is based on its strong research capability and its technology leadership, as evidenced by its growing customer base. The Company has significantly increased expenditures for its combined research and development and capitalized software development costs. Expenditures for research and development are included in operating expenses and are charged to operations as incurred. These research and development expenses during the three months ended June 30, 1998 were $135,124 compared to $197,745 during the comparable 1997 period. The nine month totals were $510,588 and $552,210 respectively. These results reflect the leveling off of pure research as more efforts were put into the development of specific products. Software development costs for the onboard computer system are capitalized after the establishment of technological feasibility of new products or enhancements. Capitalized onboard computer software development costs are amortized to cost of sales over a two-year period. Software development costs for future products such as Intelligent Vehicle System (IVS) and Desktop Dispatch(TM) are capitalized until the product is completed and ready for sale. Software development costs of $819,441 were capitalized for the three month period ended June 30, 1998, compared to $283,091 for the comparable three month period of 1997. The nine month totals were $2,024,005 and $776,833 respectively. The increases in the current year costs are due to development of onboard computer enhancements and new software versions to respond to industry requirements and customer needs and to significantly increased expenditures for future products. The Company anticipates that expenditures for research and development and capitalized software development will continue at the present level during the remainder of fiscal 1998 and during fiscal 1999 and may increase if additional funding is secured.

INTEREST INCOME AND EXPENSES. Net interest income for the three month period ended June 30, 1998 was $8,353 compared to $35,792 in the comparable prior year period. The nine month totals were $67,432 and $106,337, respectively. The Company expects that it will incur a net interest expense in the future due to the utilization of its line of credit and new credit and loan facilities that may be consummated.

INCOME TAXES. In lieu of recording a third quarter tax benefit of approximately $946,000 associated with the net loss, the Company has chosen to increase future tax benefits by adding $946,000 to the valuation reserve against its deferred tax asset, set up at the end of fiscal 1997. The valuation reserve was originally established because a portion of the deferred taxes would only be realized if the Company has sufficient taxable income in fiscal years as far into the future as 2010. Because of the uncertainties involved in projecting the Company's operations so far into the future, the Company recorded the net deferred tax asset using an estimated taxable earnings period of five years. The Company increased the valuation allowance based on estimated future Company operations, specifically in the fourth quarter of fiscal 1998 and the first half of fiscal 1999. As a result, the Company will receive a larger tax benefit in the future, if it records taxable income.

This action has no effect on the actual reduction of future taxes payable due to the Company's net operating loss carry-forward.

For time periods other than the three month ended June 30, 1998, income tax expense has been recorded at a 40% effective tax rate. Income tax expense for the three month period ended June 30, 1998 was zero compared to a tax expense of $14,840 for the comparable 1997 period. The nine month totals were a tax benefit of $117,535 and a tax expense of $32,740, respectively.

NET INCOME. The Company recorded a net loss of $2,363,837 for the three month period ended June 30, 1998, compared to net income of $22,241 for the comparable 1997 period. The nine month totals were a net loss of $2,540,139 and net income of $71,511, respectively. The $2,611,650 decrease from the prior year nine month period is primarily the result of the $790,000 charge to earning related to the reserves for the Desktop Dispatch(TM) receivables, additional amortization of capitalized software development costs and planned increases in engineering, technical support, and sales and marketing expenses to meet sales expectations that were not met during the third quarter.

LIQUIDITY AND CAPITAL RESOURCES
At June 30, 1998, the Company's working capital was $767,181 compared to $4,848,903 at September 30, 1997. Cash and cash equivalents are held primarily in a fund composed of short-term commercial paper until such time as required by operations.

Net cash flows used in operating activities during the nine months ended June 30, 1998 totaled$1,417,881. This resulted primarily from the operating loss of $2,540,139 offset by non-cash charges for depreciation and amortization of $1,355,928, leaving a net cash usage of $1,184,211. The combined accounts receivable and notes receivable provided cash of $546,531, although that amount includes the $760,000 non-cash charge to reserves against the receivables. Cash was also used to increase inventory by $472,008.

Cash flows provided by investing activities during the nine months ended June 30, 1998 totaled $473,618. This resulted from net sales of available-for-sale securities ($3,002,801) which were offset by additions to software development costs ($2,024,006) and capital expenditures ($505,177). This compares to net sales of available-for-sale securities ($209,610), offset by additions to software development costs ($890,017) and capital expenditures ($571,053) totaling $1,251,460 of funds used in investing activities for the same period in 1997. The Company continues to fund development of enhancements to the Onboard Computer and Mobile Application Server systems and other software products such as the Windows version of the Fleet Management System and multiple communication solutions. The Company is also funding third party development of a more robust version of its Desktop Dispatch(TM) system. Capital expenditures were primarily for upgrades to internal PC equipment and office equipment and engineering equipment used in developing new products. Although the Company currently has no firm commitments, it anticipates capital expenditures of at least $50,000 during the balance of fiscal 1998.

Cash flows from financing activities during the nine months ended June 30, 1998 totaled $650,000, of which $635,000 was from the utilization of the Company's line of credit and the remainder from the exercise of stock options by employees.

During the remainder of fiscal year 1998, cash will be required to meet increased working capital needs, including accounts receivable financing, continuing research and development expenses and capital expenditures.

The Company's $150,000 term debt facility for fixed asset additions, and its $1,000,000 line of credit with Norwest Bank Minnesota, N.A. both would have expired on June 30, 1998, but have been extended to November 30, 1998 on amended terms, while the Company re-negotiates new agreements with the bank. Advances under the line of credit accrue interest at prime plus 1.5%, with an effective rate of 9.5% as of August 12, 1998. The Company expects that by the end of August 1998, it will finalize an asset based funding agreement with Norwest Business Credit, Inc. This agreement will replace the existing line of credit agreement with Norwest Commercial Bank and will potentially increase the maximum available credit line from $1 million to $1.5 million.


On August 7, 1998, the Company entered into a sale/leaseback of certain fixed assets with General Electric Capital Corporation. The term of the leaseback is two years with an annual interest rate of ten percent. The Company has the option to prepay, with a declining penalty, at anytime during the term of the lease. In addition, the Company is currently negotiating for the sale of several of the customer notes currently held by the Company.

The Company anticipates that, if the sources of liquidity described above are not adequate to fully meet its needs for the remainder of fiscal 1998 and the first half of fiscal 1999, it will need to secure additional financing in order to fund operating activities, particularly ongoing software development, and working capital requirements through at least the first half of fiscal 1999. Although the Company currently has no other commitments for funding, it is in active negotiations with various funding sources in order to continue its aggressive product development programs. There can be no assurance that additional financing can be obtained with terms acceptable to the Company. Any additional equity financing may be dilutive to existing shareholders, and any debt financing may contain restrictive covenants. The Company's inability to obtain additional financing if and when needed could adversely affect the Company and its operations.


FORWARD-LOOKING STATEMENTS

THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934. ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE PROJECTED IN THE FORWARD-LOOKING STATEMENTS AS A RESULT OF KNOWN AND UNKNOWN RISKS, UNCERTAINTIES, AND OTHER FACTORS DESCRIBED IN THIS REPORT, INCLUDING BUT NOT LIMITED TO COMPETITION; TIMING OF RECEIPT AND SHIPMENT OF CUSTOMER ORDERS AND THE COLLECTION OF ACCOUNTS RECEIVABLE; THE RESULTS OF MARKETING EFFORTS; THE EXPENSE AND TIME REQUIRED TO COMPLETE RESEARCH AND DEVELOPMENT EFFORTS; THE ABILITY TO CONTINUE DEVELOPMENT OF NEW PRODUCTS THROUGH JOINT VENTURES, STRATEGIC ALLIANCES, AND/OR THIRD PARTY FUNDING ARRANGEMENTS; THE INTEGRATION OF ACQUIRED BUSINESSES; AND THE AVAILABILITY OF FINANCING AS NEEDED.

PART II.  OTHER INFORMATION

        Item 1.   Legal Proceedings - None

        Item 2.   Changes In Securities - None

        Item 3.   Defaults upon Senior Securities - None

        Item 4.   Submission of Matters to a Vote of Security Holders - None

        Item 5.   Other Information
                      * On April 30, 1997 the Board of Directors of the Company authorized the repurchase of shares of the Company's common stock in market transactions from time to time, not to exceed $1 million. Any shares which are repurchased will retire to authorized, unissued capital stock of the Company. As of August 12, 1998 no shares had been repurchased during the current fiscal year.


        Item 6.   Exhibits and Reports on Form 8-K - Financial Data Schedule
                      *    Exhibit 10.10 - Fourth Amendment to Credit Agreement
                      *    Exhibit 27 - Financial Data Schedule

SIGNATURES
Pursuant to the requirements of the Securities and Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



  Dated:  August 12, 1998     XATA Corporation
                              (Registrant)



                              by:       /s/  Robert M. Featherstone
                                  Robert M. Featherstone
                                  Chief Financial Officer
                                  (Signing as Principal Financial and Accounting Officer and as Authorized)