Form 10KSB40
period 1998-09-30
XATA CORP /MN/
filed 1999-01-14
CIK 854398

FORM 10-KSB

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended: September 30, 1998

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

                                    Minnesota
--------------------------------------------------------------------------------
         (State or other jurisdiction of incorporation or organization)

                                   41-1641815
--------------------------------------------------------------------------------
                      (I.R.S. Employer Identification No.)



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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

State issuer's revenues for its most recent fiscal year:  $ 9,215,000.

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: $ 4,085,343 based on shares held by non-affiliates as of December 21, 1998, and the closing sale price for said shares in the Nasdaq National Market as of such date.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 4,418,133 shares of Common Stock, as of December 21, 1998.


                       DOCUMENTS INCORPORATED BY REFERENCE

The registrant's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on February 17, 1999 (the "Proxy Statement") is incorporated by reference in Part III of this Form 10-KSB to the extent stated herein. Except with respect to information specifically incorporated by reference in this Form 10-KSB, the Proxy Statement is not deemed to be filed as a part hereof. Such Proxy Statement is not filed herewith, but will be filed with the Commission not later than January 28, 1999. In addition, there are incorporated by reference in this report on Form 10-KSB certain previously filed exhibits identified in Part III, Item 13 hereof.

                                TABLE OF CONTENTS

                                                                                                               Page
                                                                                                               ----
PART I                                                                                                           1

Item 1.    Description of Business                                                                               1

Item 2.    Description of Property                                                                              18

Item 3.    Legal Proceedings                                                                                    18

Item 4.    Submission of Matters to a Vote of Security Holders                                                  18

PART II                                                                                                         19

Item 5.    Market for the Common Equity and Related Stockholder Matters                                         19

Item 6.    Management's Discussion and Analysis or Plan of Operation                                            20

Item 7.    Financial Statements                                                                                 24

Item 8.    Changes in and Disagreement with Accountants on Accounting and
               Financial Disclosure                                                                             24

PART III                                                                                                        25

Item 9.    Directors, Executive Officers, Promoters and Control Persons; Compliance with
                  Section 16(a) of the Exchange Act                                                             25

Item 10.  Executive Compensation                                                                                25

Item 11.  Security Ownership of Certain Beneficial Owners and Management                                        25

Item 12.  Certain Relationships and Related Transactions                                                        25

Item 13.  Exhibits and Reports on Form 8-K                                                                      25

SIGNATURES                                                                                                      27


THIS DOCUMENT INCLUDES FORWARD-LOOKING STATEMENTS BASED ON CURRENT EXPECTATIONS. ACTUAL RESULTS MAY DIFFER MATERIALLY. THESE FORWARD-LOOKING STATEMENTS INVOLVE A NUMBER OF RISKS AND UNCERTAINTIES INCLUDING, BUT NOT LIMITED TO, THE RECEIPT AND SHIPPING OF NEW ORDERS FOR THE COMPANY'S CURRENT PRODUCTS; THE TIMELY INTRODUCTION AND MARKET ACCEPTANCE OF NEW PRODUCTS; THE SUCCESSFUL AND TIMELY DISPOSITION OF THE COMPANY'S NON-CORE BUSINESS UNITS AND THE DETERMINATION OF WRITE-DOWNS, IF ANY, ASSOCIATED WITH SUCH TRANSACTIONS; RESEARCH AND DEVELOPMENT FUNDING AT THE LEVELS REQUIRED; AND THE ABILITY TO SECURE AND MAINTAIN STRATEGIC PARTNER RELATIONSHIPS.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS
-------  -----------------------

GENERAL

         XATA Corporation ("XATA" or the "Company") is the leading provider of onboard technology to the fleet trucking industry. Founded in 1985 as an onboard technology company, XATA today remains solely focused on developing and delivering solution-based applications for the transportation industry. XATA ONBOARD is the most powerful, advanced, intelligent, yet user-friendly onboard computer system on the market. XATA ONBOARD seamlessly combines onboard computing, real-time communications, global positioning, and fleet management software to provide an enterprise-wide logistics management solution for America's largest fleets.

         XATA's state-of-the-art technology, strong customer base and unparalleled commitment to customer satisfaction make XATA the leader in this market. With 15 years of industry experience, over 350 fleets using its system, and more than 15,000 units installed in the field, XATA continues to develop leading-edge software solutions that deliver a significant and rapid return on investment for its customers.

         XATA Corporation was founded in 1985 by William P. Flies to design, develop, and distribute computer information systems for use in non-office operating environments. In December 1991, the Company obtained additional needed capital through a merger with a publicly held entity. In late 1995, the Company received net proceeds of approximately $4,945,000 from a public offering.

         In August 1996, the Company purchased substantially all of the assets of a business known as Payne & Associates ("Payne"), an unincorporated division of Computer Petroleum Corporation, including software products that integrate information, communication, and Internet based technologies for trucking industry applications. Such products include Desktop Dispatch, SatMap WarRoom, Dealer Locator, Internet Dealer Locator, Transportation Breakdown Management System, and LoadTracker. This acquisition was intended to provide the Company with capabilities in the development of Internet, Intranet and Windows(R)-based applications software that complement the core functionality of the XATA Fleet Management System and to broaden the portfolio of products the Company could offer to the fleet trucking industry. In June 1997, XATA formed a new unincorporated business division, XATA Enterprise Technologies (XET), using personnel and products XATA acquired from Payne. During the fourth quarter of 1997, the Company completed an evaluation of the recoverability of assets (primarily purchased software and goodwill) acquired from Payne in August 1996 resulting in a fourth quarter 1997 charge of approximately $1.8 million. See "XATA Enterprise Technologies" below.

         In October, 1996, the Company acquired all of the issued and outstanding equity securities of

Key Logistics, Inc., a company which developed a PC Windows(R)-based software known as RouteView that automatically sequences and optimizes delivery routes on a daily basis. RouteView generates computer-rendered maps that display each delivery location on a route, sequences delivery locations to minimize mileage, and provides tools for the dispatcher to modify routes as necessary. The name "Key Logistics" is no longer in commercial use and Key Logistics' operations have been consolidated into the Company; however, Key Logistics, Inc. currently remains as a wholly owned subsidiary of the Company. RouteView is sold and marketed as both a stand-alone software package and as an integrated component of the XATA System.

         The Company incurred a significant loss in 1998, following a significant loss in 1997. The 1997 loss is attributable principally to the write down in value of assets acquired from Payne (now XET). The 1998 loss is attributable principally to loss of sales of XET products which did not perform to customers' expectations, as well as other factors, such as the Company's inability in 1998 to deliver Windows NT-based fleet management software and real-time communication capabilities being sold by competitors, and customers' special Year 2000 concerns. During the first quarter of fiscal 1999, the Company reassessed its products and operations and decided to direct its product development and marketing efforts to areas of its core competencies. The Company further determined that the XET and RouteView products, although complementary to its core products, do not significantly impact its core competencies and, in general, are not integral to the Company's plans for second generation product development, as formulated in the first quarter of fiscal 1999. Accordingly, the Company is considering discontinuing these product lines and operations through sale of one or both of these business units.

THE TRUCKING INDUSTRY

         The trucking industry, with annual revenues around $300 billion, is the major component of the transportation sector of the United States economy, accounting for 78% of the nation's freight bill and 5% of the GDP. Published economic forecasts indicate that the trucking industry's share of the total transportation market in the United States is likely to remain relatively stable. Private carriers and for-hire carriers traditionally have comprised the two major fleet categories within the trucking industry. Private carriers are manufacturers, wholesalers, merchants and other companies who transport their own goods using equipment that they own or lease. For-hire carriers are companies whose primary business is trucking and who transport freight that belongs to others. Today, however, the functions of for-hire and private carriers are evolving to include services which address more than merely delivery, resulting in the rapidly growing market segment of logistics. Logistics providers manage a portion or all of the transportation and logistics for businesses that choose to outsource as part of their operation.


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

         4. Continued revolutionary changes in trucking technology which are creating capabilities that are becoming required standard features for all truck operations; for example, in cab communications capabilities.

         5. Continued shortage of qualified drivers for heavy-duty trucking operations.

         6. Continued emphasis on effective management of the movement of goods from the source of supply to the final customer (supply chain management).

         7. Continued blurring of the distinctions between traditional segments of the trucking industry as many fleets begin acting as broad-based transportation providers.

         Management of the Company believes that there is, and will continue to be, significant demand in the transportation industry for onboard technology, principally because the use of this technology enables trucking companies to both respond to competitive pressures with significant cost savings and to deliver increased levels of customer service.

TARGET MARKET

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

         Heavy duty commercial trucking fleets are characterized by a significant investment in equipment, valuable cargo, relatively high operating costs, significant annual mileage per vehicle, and extensive federal and state compliance reporting requirements. In general, any fleet with ten or more vehicles has a sufficient capital investment in fleet equipment and related operating costs to require the services of a fleet manager to ensure efficient deployment of the fleet's assets. Investment in equipment includes the cost of each tractor, at an average cost of $75,000, and each trailer, at an average cost of $25,000. Heavy duty vehicles typically travel 100,000 miles per year with fuel economy figures of five to seven miles per gallon ("mpg"), and fuel costs may average $18,000 per year. These costs, plus driver costs exceeding $0.40 per mile, insurance costs of up to $5,000 per vehicle per year, and expenses related to maintenance, dispatchers, safety directors, clerical support and support equipment make the efficient operation of each vehicle an essential and complex part of fleet management. Accordingly, accurate and timely data collection and analysis is necessary to enable fleet management to sustain and increase profitability.

         In addition to management information needs, extensive operational data collection and reporting is mandated by federal and state agencies. For example, the Federal Highway Administration (FHWA) imposes strict work hour rules on drivers and requires maintenance of driver logs. Drivers of hazardous loads are subject to additional regulation and documentation requirements. Failure to maintain legally required driver logs can result in the permanent revocation of a driver's commercial drivers license, substantial fines and, in the case of an accident, potential liability for the trucking company and its management. Although insurance companies and other safety-minded organizations are lobbying to mandate electronic logs to improve the accuracy of recordkeeping, there is no assurance that legislation or regulation mandating such logs will be adopted in the near future. FHWA regulations currently allow, but do not require, onboard electronic driver logs.

         Extensive federal regulation of the industry is supplemented by regulation by each of the 50 states. In general, each state requires that each vehicle pay state fuel taxes based on the amount of fuel that is consumed while in that state. Compliance requires the driver to record state border crossing information and fuel purchase information. Many long haul vehicles cross up to 25 state borders per week, resulting in significant paperwork for the driver, the clerical staff of the carrier and the carrier's fuel tax return preparer. To complicate an already large paperwork requirement, these records must be maintained at the vehicle domicile location (i.e., home base for a fleet of trucks) and at the carrier's headquarters for access by state fuel tax auditors and by federal driver log compliance personnel.

COMPETITION

         Until the late 1970's, when Rockwell International introduced a product called the TripMaster, onboard driver information was limited to engine gauges and rudimentary tachographs. The TripMaster is an electronic version of the tachograph that records road speed and engine speed in an electronic memory rather than on paper. This data can be retrieved by numerous means, such as cables or computers, and can be transferred to office equipment for presentation in a format more readable than that produced by the tachograph. Other suppliers of electronic tachograph equipment followed suit with similar products. Several engine manufacturers also market systems that provide limited fuel and vehicle performance information directly from the ECM (electronic control module) in electronic engines to the fleet and driver. In the mid-1980's, CADEC Systems, Inc. (which was later acquired by Cummins Engine Company, a large manufacturer of truck diesel engines) appeared in the market with the first onboard driver interaction product, consisting of a keyboard containing a single line screen. In 1997, Eaton Corporation, a major manufacturer of commercial truck components, commercially introduced Fleet Advisor, the first system to integrate onboard computing with real-time communications.

         Sophisticated onboard communication systems were introduced to the heavy duty trucking market in 1987 for the purpose of providing nationwide two-way communication between vehicles and management sites. Today, Qualcomm, Inc., a California-based company that produces and markets a satellite based vehicle tracking and communication system, has captured a significant portion of the onboard communications market. HighwayMaster Communications, Inc., a Texas-based company, has introduced a nationwide cellular-based communication system that provides both voice and data transmissions. Although communication systems are traditionally not in direct competition with XATA's products, and are, in fact, complementary to XATA's system, they compete for a fleet's "technology budget." XATA believes that trucking fleets that purchase communication systems will eventually augment those systems with the capabilities of an onboard system such as the XATA system, and conversely, that those who purchase the XATA onboard system may augment that system with the purchase of a complementary communication system. Therefore, the Company is working to provide its customers with a total integrated solution bydeveloping communication capabilities and solutions internally and by establishing strategic relationships, such as its current relationships with Bell South and Symbol Technologies.

         The Company believes that the nature and sources of competition in its industry are rapidly evolving and, in the future, that these changes will require it to adapt its existing products and to develop new products which facilitate the collection, communication and processing of onboard information throughout the transportation network and the entire supply chain. This may entail the development of new technologies and the adaptation of new and existing products to be compatible with products and services provided by others in the industry, including others who may be considered competitors of the Company in one or more lines of business.

DESCRIPTION OF THE COMPANY'S PRODUCTS AND SERVICES

         XATA ONBOARD is a state-of-the-art onboard information system that integrates onboard computing, real-time communications, global positioning, and advanced fleet management software into an enterprise-wide logistics solution for the fleet trucking industry.

         Transportation professionals are increasingly turning to onboard technology in order to improve fleet productivity and profitability. XATA enables these professionals to achieve measurable improvements by integrating onboard technology into the fleet management process. The XATA system features ease-of-use and extensive functionality not found in competitors' products. This has led to its use by such nationally known fleets as AmeriServe, BOC Gases, Coca Cola, EOTT, Safeway, Supervalu, Ruan, Ryder, Penske, Unisource, and Whirlpool.

         XATA's onboard computer is an essential productivity tool for the professional driver that helps him contribute to the overall success of the company. The onboard computer and powerful fleet management software unifies drivers and fleet managers into a single team with the power to drive out cost and drive up service.


SYSTEM COMPONENTS
The XATA System consists of six basic components:

o        Mobile Application Server
o        Driver Computer
o        Data Station
o        Driver Key
o        OpCenter(TM)
o        SmartCom(TM)

Each component of the XATA System has a basic function that it performs as part of its role in the total system.

Mobile Application Server
-------------------------
The Mobile Application Server (MAS) is the most technologically advanced onboard computer available on the market today. The MAS and our Driver Computer form an advanced client/server architecture that extends the life of the customer's existing onboard computer system and enables the deployment of new applications in the future using this powerful platform.

Using this client/server architecture, the MAS contains and executes multiple onboard applications in a multi-tasking real time environment while providing extensive connectivity to vehicle networks, peripheral devices, and other server devices. The MAS serves as the primary application platform for XATA's onboard computer system by:

o providing processor and memory resources for more advanced applications.
o        supporting connectivity to multiple peripheral devices.
o providing the architecture to support the use of GPS and real-time communications.
o        increasing the level of systems integration in the vehicle.
o creating an architecture that is modular, scaleable, expandable, and open.

The Mobile Application Server is physically small, about the size of a box of diskettes, but contains a powerful 486-class microprocessor, flash disk, memory, backup battery power, a real time clock, an Ethernet port, and a Controller Area Network (CAN) port. In addition, the Mobile Application Server contains three RS-232 serial I/O ports, two of which can be either RS-485 ports or RS-232 ports and an internal 12 Channel GPS receiver.

These servers are built to live in the harsh world of heavy-duty vehicles and to handle the concurrent events that occur in those vehicles. They are controlled by pSOS, a popular multi- tasking, real-time operating system, which manages multiple applications that function in a client/server architecture. TCP/IP application interfaces are employed throughout the system.

Driver Computer
---------------
The Driver Computer has a large, touch-sensitive, easy to read, user friendly screen which provides instant feedback to the driver. It requires little training and interacts with the driver, who simply touches the screen. The Driver Computer has a very high level of acceptance among drivers not only because it is easy to use, but because it makes the job easier and, in fact, acts as an onboard advisor in a number of ways. For example, the Driver Computer creates a paperless interactive trip plan, paperless state fuel tax data capture, and a DOT certified paperless driver's log. In addition, the XATA system gives the driver important information about each day's routes. The system tells the driver where to go, when to be there, and what to do. The trip plan is always available for the driver's review. All data that is captured by the Driver Computer is presented to the driver first, and the driver can read and interact with the system at all times.

Driver Key
----------
Each driver has an electronic key which stores the driver's identity, the driver's log, dispatch data, and trip data. It has the capacity to hold multiple trips. Besides serving as a data storage device, the Driver Key transports information to and from the Driver Computer and Data Stations for collection purposes, utilizing the key receptacles built into both devices.Because each key contains a computer memory chip, the Driver Key provides a portable, powerful, efficient and secure method for transporting information in a paperless, electronic format.

Data Station
------------
Data Stations contain the same hardware as the Driver Computer, but utilize different software. The Data Stations are located where trips begin and end. The data station gives the driver his dispatch data on a Driver Key at the beginning of trips and offloads actual trip data from the driver's key at the end of trips. The Data Station connects directly to a PC or to a modem, giving the user the capability to transfer information to or from his PC or from any remote site. Drivers can access the Data Station at any time, allowing them to operate on their schedule without the need to physically interchange paper with management.

OpCenter Fleet Management Software
----------------------------------
OpCenter operates in an open, multi-user, Windows NT environment, and collects, validates and processes data recorded by a fleet's network of XATA onboard computers - then stores the information in an open SQL database for further analysis and reporting. It also automatically delivers this information in a user-friendly, intelligent format over an interactive desktop interface. OpCenter provides a decision support system for the entire distribution team that reduces operating costs, improves safety, streamlines compliance reporting, and automates data collection for other systems.

By integrating all fleet operations under one Windows NT-based desktop, this family of intelligent applications helps users more efficiently measure fleet performance, resolve exception conditions, monitor ongoing operations and perform detailed analysis when time permits.

The OpCenter modules - Frontline(TM), Control Center(TM), Courier Station(TM) and Task Force(TM) - are tailored to specific job functions:

o Frontline. Frontline streamlines data collection, processing and reporting through automatically generated, standard reports.
o Control Center. Control Center controls security, configuration and system management, and can be customized to meet the needs of a single site or an enterprise-wide distribution network.
o Courier Station. Courier Station is a powerful communications management application that collects and distributes data to wired and wireless networks including spread spectrum, terrestrial and satellite networks.
o Task Force. Task Force is a collection of fleet management applications designed to support information delivery and analysis.

OpCenter fleet management software provides access to all of the information captured by the Driver Computers. The software serves as an expert system that learns the important factors in the fleet's operation. It collects trip information from the Data Stations and oversees every aspect of dispatch, cargo management, and driver management. The data import and export capabilities provides the carrier headquarters with compliance data and domicile comparisons. In addition, OpCenter provides the user's MIS department with accurate data for billing, payroll, incentives, and routing. OpCenter uses its learned knowledge and the customer's guidelines to detect and report exceptions. Automatic reporting, structured specifically by each customer, provides the user with predefined information on a consistent schedule. More extensive detail reports are also available when the user needs to "drill down" into the detail for any reason.

With more than 100 standard reports, and a powerful query tool that lets users create customized graphical reports, OpCenter provides instant access to the information and analysis fleet managers need. XATA's OpCenter suite is currently the only fleet management software on the market that automatically retrieves, transforms and delivers onboard information throughout the enterprise in an intelligent, interactive, exception-based format.

In addition to OpCenter's four modules, users may also select optional software applications to expand OpCenter's capabilities to meet their individual needs. These optional system applications are described in detail further below.

SmartCom
--------
SmartCom(TM) is a suite of communications applications that complement XATA's industry-leading onboard logistics applications and fleet management software. SmartCom provides intelligent and immediate access to critical onboard information at multiple levels within fleet operations by integrating "real-time" communications throughout XATA's suite of logistics applications.

XATA uses a "least cost, network independent" approach to deliver SmartCom's communications capabilities. SmartCom's real-time notification is triggered by onboard exception conditions, defined and selected by users, ensuring only critical information is reported to fleet management.

By detecting and processing exception conditions onboard - 'in-the-truck' - instead of back at the office, customers minimize transmission costs and control the recurring communication charges that can negatively impact return on investment.

By enabling real-time identification and communication of exception conditions, SmartCom helps drivers, dispatchers and fleet managers work together to improve customer service and operating efficiency. SmartCom's inherent design minimizes message size and traffic by providing only critical information with the most operational benefit.

XATA's SmartCom provides customers with the flexibility to choose from several different communication modes to find the least costly, most efficient means to send and receive fleet information. XATA is the only company that allows customers to select logistics applications independently from a communication network. Vendors that own their network or resell air-time for profit are not minimizing cost for their customers. XATA designs its logistics applications to minimize transmission costs through the intelligence built into the system.

SmartCom applications will operate on any communication network that the customer may choose. With this approach the customer has the flexibility to deliver information in a "least cost" manner via several different modes:

o Data Key - allows the upload and download of trip data via a no-cost "batch" method at the beginning or end of trips. XATA collects and processes detailed driver and vehicle data, a majority of which is not relevant to "real-time" operating decisions.
o Yard Express - allows fleets to communicate at no cost with in-yard wireless technology.
o Bell South - This terrestrial network allows low-cost communication in metropolitan areas containing 93% of the US population.
o Other WAN modes - Satellites offer complete, continuous coverage anywhere in the world.


SYSTEM APPLICATIONS
The XATA system offers functionality unmatched by any other system on the market today, including the software applications described below:

Onboard Fuel Management
-----------------------
Every XATA Driver Computer has "real time" fuel management. Fuel consumption is sensed 10 times per second, electronically captured, and continually displayed for the driver. Drivers can use this information to alter speed and gear shifting to improve fuel economy.

Onboard Electronic Logs
-----------------------
Every XATA Driver Computer automatically maintains a complete electronic driver log that complies with Department of Transportation regulations. No paper record must be produced by the driver. Driver logs can be recalled for the prior 8 days at any time and the driver's available driving time is constantly displayed.

Electronic State Fuel Tax
-------------------------
All of the electronic data concerning fuel consumption is captured by the Driver Computer and transferred directly to the customer's fuel tax processor. All fuel consumption and mileage driven is electronically captured, and all fuel purchases by state and all state crossings are entered by the driver as they occur.

Electronic Tachograph
---------------------
This one-of-a-kind system turns the XATA Driver Computer into a high-tech speed recorder. It can record and report a second-by-second, foot-by-foot analysis of any vehicle's speed data, at any time and at any location, and it lets the customer create precise reports of speed, speed changes and distance for any unit in the fleet.

Smart Route
-----------
Every XATA Driver Computer is capable of receiving complete trip plan data from the Route Dispatcher subsystem, and during the route, collects comprehensive stop and leg information. This allows for comparison between planned and actual data. The Driver Computer can receive dispatch data that guides drivers through their routes with step-by-step instructions.

Exception Management
--------------------
XATA's expert system software works in the background of OpCenter analyzing every event, then offering suggestions to improve productivity. The customer is relieved of the time intensive, error prone task of manually processing information, since the XATA system alerts the user to only the problems that occur. "Management by exception" allows operations personnel to spend more time interacting with drivers and customers and less time dealing with all of the information being collected. This type of decision support is currently only available from XATA.

Onboard Tables
--------------
Every fleet has terminology that is specific to its operation. Every XATA Driver Computer gives a customer the ability to create and download customized tables with information specific to the fleet's operation, including cargo lists, delay tables, unplanned events, notes, and many more.

Smart Standards
---------------
The XATA System compiles a learned operational standard for every element of a customer's fleet, including: locations, legs, routes, drivers and power units. This "learned history" can be used to establish exception reporting guidelines or used as an ongoing measurement against the standards set by fleet management.

Positon Plus GPS
----------------
Position Plus(TM) is a suite of application software that uses a Mobile Application Server with a built-in GPS (Global Positioning System) receiver to add the date, time and vehicle position to traditional onboard computer data in order to enhance and extend the benefits provided by the XATA system. Position Plus(TM) consists of four applications:

1. Hands Free State Crossing--automatically acquires and records vehicle locations at state line crossings to support completely automated fuel tax reporting.
2. GPS Logs--automatically acquires and records vehicle position at driver log status changes to support automated driver logs.
3. GPS Locations--automatically acquires and records vehicle position during trips to identify customer, fueling, rest, and service stops.
4. Onboard Compass--vehicle direction is available to assist the driver when traveling unfamiliar routes via a compass heading displayed on the Driver Computer.


Yard Express
------------
Yard Express(TM) provides wireless communication with drivers while they are in a yard, whether local or remote, and is intended to decrease the amount of time needed to perform typical yard activities. Yard

Express combines local area radio communications with XATA's Driver Computer and Fleet Management System to expedite the data collection and dispatch process and improve the efficiency of the driver.

In the vehicle, Yard Express utilizes a XATA Driver Computer, Mobile Application Server, and a spread spectrum radio to allow the driver to transfer trip data and receive new dispatch data in the yard without leaving the vehicle. In the dispatch office, Yard Express utilizes the XATA Fleet Management System, a PC-based communications server, and local area radio hardware to allow the dispatcher to queue information to the drivers and to allow the drivers to receive this data via the radio network.

Smart Check
-----------
SmartCheck automates check calls, enabling dispatchers and fleet managers to automatically receive updates from drivers when pre-defined conditions or events occur, or to request an update from SmartRoute, an integrated dispatching application that monitors route progress.

Smart Messaging
---------------
SmartMessaging streamlines two-way messaging between drivers and fleet operations by predefining the most common messages, and providing a means to send free form text messages when necessary.

Fleet Incentives
----------------
Create incentive programs tailored to fleet objectives for all drivers, specific drivers or the entire fleet management team.

Multiview
---------
Expands the capabilities of OpCenter to handle the measuring, monitoring and management of multiple fleets and multiple operations within the same database.

Custom Commands
---------------
Allows the fleet to define and use up to eight new commands and associated data screens for the Driver Computer to allow the customized collection of fleet specific information.

Tanker Manager
--------------
Tanker Manager software allows drivers and fleet managers to use the power of the XATA system to accurately capture inventory data during bulk deliveries of gases and liquids. The software also does all calculations for the driver and performs validity checks on the data entered. The resulting improvement in inventory management means fleet managers can provide their customers with better service while optimizing delivery and production schedules and reducing driver paperwork.


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

XATA ENTERPRISE TECHNOLOGIES (XET)

         XATA Enterprise Technologies (XET), an unincorporated division of XATA, is built primarily around personnel, products and technological expertise from Payne. XET's principal products are Desktop Dispatch and Transportation Breakdown Management System. These products are "stand alone" products. While these products are complimentary to the Company's core onboard business, they are not a critical part of that business.

         DESKTOP DISPATCH allows a dispatcher to manage the entire dispatch process using one application, from order entry, to equipment tracking and trailer management, through final invoicing. Desktop Dispatch lets dispatchers place orders, build trips, assign and track drivers and equipment, and optimize loads. It allows dispatchers to manage more operational functions and receive and post orders faster and more accurately with the same resources they have today.

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

         During the fourth quarter of 1997, the Company completed an evaluation of the recoverability of assets (primarily purchased software and goodwill) acquired from Payne in August 1996. During fiscal 1997, following the acquisition, the largest customer of Payne was unexpectedly acquired by another company, resulting in the loss of this customer's business and a corresponding decrease in the revenue stream upon which the software and goodwill values were based. In addition, the loss of this customer required the Company to substantially modify the acquired software for marketing and sale to others. As a result of these events, management of the Company determined that the Company's investment in Payne was severely impaired and that the value of the remaining products being sold by the Company was approximately $200,000. Accordingly, the goodwill and acquired software relating to the Payne acquisition were written down to this estimated value, resulting in a fourth quarter 1997 charge of approximately $1.8 million.


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

         In September of 1997, the Company introduced a 32-bit version of its RouteView(TM) software. Compatible with the Windows 95(R) and Windows NT(R) platforms, the new version of this map-based software processes stops and optimizes routes within a familiar, point-and-click interface. The new version of RouteView also features an interface with XATA's onboard computer system.

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

YEAR 2000 ISSUE

         The Company has investigated the impact of the Year 2000 issue on both its own internal information systems and the products it develops, markets and sells. During fiscal 1996, the Company purchased from a world-wide supplier and developer of information systems an enterprise-wide information system with written assurance from the developer that the system will correctly function across the year 2000, as verified by previous systems tests. During fiscal 1997, the Company reviewed all of the products it develops, markets and sells. The one product that was not Year 2000 compliant was scheduled to be modified to be compliant at a nominal cost before the end of fiscal 1998. This product was modified and is now Year 2000 compliant. Therefore, Year 2000 is not expected to have a material effect on the Company's financial position, operations or cash flow

MARKETING

         XATA sells its onboard computer systems to the fleet trucking industry and logistics providers nationwide through its direct sales force and several OEM agreements. The efforts of the direct sales force are supported, when necessary, by systems engineers, who have a strong working knowledge of the typical hardware and software configurations required by fleet operations, and by technical support representatives with experience in integrating the XATA system into fleets in similar industries under similar operating conditions. XATA is currently focusing its sales and marketing efforts on transportation and logistics companies operating fleets of 25 or more vehicles within specific vertical markets that have experienced significant benefits with the XATA system, including food distribution, petroleum production and marketing, manufacturing and processing, and retail/wholesale delivery.

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

MAJOR CUSTOMERS

         Net sales during the fiscal years ended September 30, 1998 and 1997 to customers who accounted for more than ten percent of revenue in either of such years are as follows:

                                              Years Ended September 30,
                                      ---------------------------------------
                                           1998                         1997
                                      ---------------------------------------
                                                Percent of Net Sales
                                      ---------------------------------------
Safeway, Inc.                               17%                          *
Ryder Systems, Inc                          16%                         15%
Ameriserve Food Distribution, Inc.           *                          14%

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

PATENTS, TRADEMARKS, AND COPYRIGHTS

         "XATA" is a trademark registered with the United States Patent and Trademark office. All computer programs, report formats, and screen formats are protected under United States copyright laws. In addition, the Company has been issued a design patent by the United States Patent and Trademark Office which covers the design of its computer display. The Company's software programs have not been patented. The Company claims trademark and tradename protection for the following: OpCenter, SmartCom, RouteView, Desktop Dispatch, and Transportation Breakdown Management System. The Company intends to protect and defend its intellectual property rights vigorously.

RESEARCH AND DEVELOPMENT

         The Company's market position is based on its strong research and development capability and its market technology leadership. Management believes that product development must continue in order to maintain this market position, to integrate industry requirements, to respond to market opportunities, and to keep abreast of technological change, which is expected to continue at a rapid pace. The Company employs systems engineers who are engaged in numerous development projects led by

William P. Flies, the Company's founder and Chief Technical Officer. Along with customer-driven requirements, much of the impetus to adopt new technologies will come from logistics providers, suppliers, shippers, government, and other non-industry influences that are endorsing the use of reliable, low-cost technologies to increase overall industry efficiency. These new technologies include global positioning systems, onboard communications (cellular, satellite, wireless, paging), and trailer identification. Research and development expense was approximately $750,000 for fiscal 1998 and $828,000 for fiscal 1997. Capitalized software development costs were $3,057,000 for fiscal 1998 and $1,154,000 for fiscal 1997.

EMPLOYEES

         As of September 30, 1998, XATA's staff included 76 employees and 11 contractors. Although employees are organized as an integral XATA team, their primary assignments, including independent contractors, are as follows: 15 in administrative, finance, and MIS; 24 in sales, marketing, and customer service; 3 in logistics; and 45 engineering, product design, and development.

RISK FACTORS

         RECENT LOSSES; LIMITED HISTORY OF PROFITABLE OPERATIONS. The Company incurred a loss of $4,249,000 for the fiscal year ended September 30, 1998, and a loss of $2,421,079 for the fiscal year ended September 30, 1997. From inception in 1985 through the fiscal year ended September 30, 1994, the Company focused its efforts primarily on product development and had only limited product marketing and distribution, incurring a cumulative loss of $5,809,000. The Company experienced operating profits beginning in the fourth quarter of the fiscal year ended September 30, 1994, and continuing throughout the fiscal year ended September 30, 1996. Although, as of the date of this Report on Form 10-KSB, the Company expects to return to profitability in fiscal 1999, there can be no assurance that profitability will be restored or sustained.

         NEW AND UNPROVEN BUSINESS PLAN. In the first quarter of fiscal 1999, the Company reassessed its product lines and its operations in light of the losses incurred in 1998 and 1997 and adopted a plan to spin-off products and services (principally XET and RouteView products and services) identified as falling outside of its core competencies. Implementation of this plan and the redeployment of resources within the Company may take up to 12 months and may involve sales of business units, sales and subleasing of equipment and facilities, lay-offs of employees, re-assignment of existing employees and other actions which, in general, may be disruptive to existing operations.

         DEPENDENCE ON KEY CUSTOMERS. Historically, the Company has sold large orders to individual fleets and thus has been dependent upon a few major customers each year whose volume of purchases is significantly greater than that of other customers. During the fiscal year ended September 30, 1998, two (2) customers, together, accounted for approximately 33% of net sales. During the fiscal year ended September 30, 1997, two customers, together, accounted for approximately 30% of net sales. Although the Company has experienced significant growth in its customer base as its sales volume has increased, it is currently still dependent on continued purchases by its present customers, who are continuing to equip and upgrade their fleets. Loss of any significant current customers or an inability to further expand its customer base would adversely affect the Company.

         SALES CYCLE. The period required to complete a sale of the Company's systems can be as long as 12 months, due in large part to the technical complexity of the system and the system's cost, which usually requires an advance budget decision by the customer. In addition, the continuing emergence of new technologies, as well as existing similar purpose technologies, may complicate and delay a buying decision. The length of the sales cycle may result in quarter to quarter fluctuations in the Company's purchase orders and shipments. In addition, the Company has recently experienced delays in purchase orders and shipments which it attributes to customers' uncertainties regarding Year 2000 issues in general (not specific to the Company's products) and diversion of resources by customers from buying decisions to Year 2000 evaluations and remediation.

         COMPETITION. Products with certain features competitive with the Company's systems are offered by companies with greater financial and other resources than those of the Company. These competitors are based both in the United States and in Europe and offer products ranging in sophistication and cost from basic onboard recorders to advanced mobile satellite communication systems. Such companies may produce and offer products equivalent or comparable to those of the Company or products which are more effectively marketed to or preferred by customers. In addition, the Company believes that the nature and sources of competition in its industry are rapidly evolving and, in the future, will be based upon the service provider's ability to deliver integration of multiple information systems, including links between trucking operations and all other facets of the supply chain through a variety of sophisticated software and communications technologies, including but not limited to the Internet. These efforts represent a trend toward integration of intracompany data with the larger external supply chain involving the flow of goods to markets. The Company believes that these changing markets will require it to adapt its existing products and to develop new products which facilitate the collection, integration, communication and optimal utilization of information throughout the transportation network and the entire supply chain. This may entail the development of new technologies and the adaptation of new and existing products to be compatible with products and services provided by others in the industry, including others who may be considered competitors of the Company in one or more lines of business.

         PRODUCT AND MARKET CONCENTRATION. Although the Company's system has potential applications in a number of industries, to date, the Company has targeted only the fleet trucking segment of the transportation industry. If this market segment experiences a downturn which decreases the Company's sales. the development of new applications and markets for the Company's system could take several months or longer, and could require substantial funding. In addition, the Company believes that its future success is dependent in part on developing and marketing new applications. There can be no assurance that any such expanded applications can be successfully developed or marketed.

         CYCLICAL NATURE OF THE TRUCKING INDUSTRY. The fleet trucking segment of the transportation industry is subject to fluctuations and business cycles. Because mobile integrated information systems are a relatively new product, the Company is unable to predict to what extent economic business cycles may result in increases or decreases in capital purchases by fleet managers. A significant downturn in the prospects of the fleet trucking segment of the transportation industry could have a material adverse effect on the Company. Although the Company had a backlog of approximately $ 530,000 as of January 4, 1999, which the Company believes to be firm, there can be no assurance that such backlog will not decrease as a result of cancellations or reductions of orders in response to adverse economic conditions in the industry or other factors.

         SALES AND MARKETING EFFORTS. Sales of the Company products are dependent in part upon the salesperson's in-depth knowledge and understanding of the XATA system, which requires experience and training over a period of several months. While the Company believes the expansion of its previously limited sales and marketing efforts will allow it to attract highly qualified sales and marketing personnel, there can be no assurance that the Company will be able to attract, train, and retain the qualified personnel necessary for its business. Moreover, there is no assurance that the Company's augmented sales and marketing efforts will result in increased sales volume.

         DEPENDENCE ON PROPRIETARY TECHNOLOGY. The Company's success is heavily dependent upon proprietary technology. The Company has been issued a design patent by the United States Patent and Trademark Office which covers the design of its computer display. The Company's software programs have not been patented. The Company relies primarily on a combination of copyright, trademark and trade secret laws, confidentiality procedures, and contractual provisions to protect its proprietary rights; however, these measures afford only limited protection and there can be no assurance that competitors will not seek to use similar computer displays or "touch screens." Despite the Company's efforts to protect its proprietary rights, unauthorized parties may attempt to copy aspects of the Company's systems or obtain and use information that the Company regards as proprietary. Customer access to the Company's source code may increase the possibility of misappropriation or other misuse of the Company's software. There can be no assurance that the Company's means of protecting its proprietary rights will be adequate or that the Company's competitors will not independently develop similar technology which could adversely affect the Company.

         RISK OF TECHNOLOGICAL OBSOLESCENCE. The Company's systems utilize proprietary software and an onboard touch-screen computer. Although the Company believes its proprietary software is more important in the capture and communication of operating data than the hardware in which the software is encased, there can be no assurance that continued improvements in hardware will not render the Company's technology, including its software, obsolete. The field of PC-based software and hardware is constantly undergoing rapid technological changes. In addition, the field of logistics management is rapidly changing and developing more sophisticated, comprehensive solutions for users. There can be no assurance that the Company will be able to react and adapt to changes in these fields or that developments by its competitors will not render the Company's system and services obsolete. Although the Company believes that advancements in logistics management and in hardware and communications technology provide opportunities for the Company to form alliances with companies offering products complementary to the Company's system and services, there can be no assurance that the Company can form alliances with such companies or that any such alliance will be successful. The Company's success is dependent in part upon its ability to anticipate changes in technology and industry standards and to develop and introduce new features and enhancements to its system on a timely basis. If the Company is unable to do so for technological or other reasons or if new features or enhancements do not achieve market acceptance. the Company's business could be materially and adversely affected. There can be no assurance that the Company will not encounter technical or other difficulties that could in the future delay the introduction of new systems or system features or enhancements.

         MANAGEMENT CONTROL. The officers and directors of the Company beneficially own approximately 34% of the Company's outstanding shares of Common Stock. Because of such ownership, management is able to significantly influence the affairs of the Company, including the election of the Board of Directors. There is no cumulative voting for the election of directors of the Company.

         DEPENDENCE ON KEY PERSONNEL. The Company believes its future success depends to a significant extent on the efforts of key management, technical, and sales personnel, including Dennis R. Johnson, President and Chief Executive Officer, and William P. Flies, Chief Technical Officer. The Company maintains and is the beneficiary of keyperson life insurance policies on Dennis R. Johnson and on William P. Flies, each in the amount of $1,000,000. The loss of Mr. Johnson, Mr. Flies, or any other key employee. could have a material adverse effect on the Company's business. Moreover, there can be no assurance that the Company will be able to attract and retain the qualified personnel necessary for its business. Except for William P. Flies, who has an agreement to refrain from employment with any competitor of the Company for one year after leaving employment with the Company, the Company's employees are not restricted as to future employment. However, all employees are restricted as to use of information which is confidential and proprietary to the Company.

         RELIANCE ON MANUFACTURERS AND DISTRIBUTORS. The Company acquires most of the components of its systems from suppliers who manufacture these components pursuant to Company specifications. The Company currently has no supply agreements with any of these manufacturers. Although the Company currently purchases more than ten percent of the components for its systems from a single supplier, and while the loss of any supplier could cause a short-term disruption in the availability of components, the Company believes, although no assurance can be given, that alternative sources could be obtained for such components without materially affecting system costs or timely delivery.

         NEED FOR ADDITIONAL CAPITAL OR FINANCING. During the last several years, the Company has experienced rapid growth, including two business acquisitions. The Company has recently experienced expenses in excess of cash flow from operations and has been required to rely upon bank and other external financing. As of the date of this Report on Form 10-KSB, the Company believes that cash flow from operations will be sufficient to meet its capital requirements for the foreseeable future if certain business operations are discontinued and investment in R&D acquisition are strictly controlled. However, it is possible that the Company's cash needs may vary significantly from its predictions, due to failure to generate anticipated cash flow, growth at a rate faster than anticipated, or other reasons. Moreover, any significant new product development or acquisition in the near term will require external funding. No assurance can be given that the Company's predictions regarding its cash needs will prove accurate, that the Company will not require additional financing, that the Company will be able to secure any required additional financing when needed or at all, or that such financing, if obtained, will be on terms favorable or acceptable to the Company. The Company's inability to obtain needed financing could have a material adverse effect on operating results and any future financings may result in dilution to holders of the Common Stock. In addition, the Company's future growth and operating results will depend on management's continuing ability to implement its growth strategy, as to which no assurance can be given.

         ISSUANCE OF ADDITIONAL SHARES. The Company has authorized 8,333,333 shares of Common Stock, of which 4,418,133 shares of Common Stock are issued and outstanding as of December 21, 1998. The Company's Board of Directors has authority, without action or vote of the shareholders, to issue all or part of the authorized but unissued shares. Such additional shares may be issued in connection with future financings, acquisitions, employee plans, or otherwise. Any such issuance will dilute the percentage ownership interest of existing shareholders, and may dilute the book value of the Common Stock. In addition, the Company is authorized to issue up to 333,333 shares of preferred stock, no designated par value (the "Preferred Stock"), none of which is currently outstanding. The Preferred Stock may be issued in one or more series, the terms of which may be determined at the time of issuance by the Board of Directors, without approval by shareholders, and may include voting rights (including the right to vote as a series on particular matters), preferences as to dividends and liquidation, conversion and redemption rights and sinking fund provisions. The issuance of any Preferred Stock could affect the rights of the holders of Common Stock adversely and reduce the value of the Common Stock. In addition, specific rights granted to future holders of Preferred Stock could be used to restrict the Company's ability to merge with or sell its assets to a third party, thereby preserving control of the Company by its then owners.

         LIMITATIONS ON DIRECTORS' LIABILITY UNDER MINNESOTA LAW. Pursuant to the Company's Articles of Incorporation, as amended and restated, as authorized under applicable Minnesota law, directors of the

Company are not liable for monetary damages for breach of fiduciary duty, except in connection with a breach of the duty of loyalty, for acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, for dividend payments or stock repurchases illegal under Minnesota law or for any transaction in which a director has derived an improper personal benefit. In addition, the Company's bylaws provide that the Company shall indemnify its officers and directors to the fullest extent permitted by Minnesota law for all expenses incurred in the settlement of any actions against such persons in connection with their having served as officers or directors of the Company.

ANTITAKEOVER PROVISIONS. The Company is subject to certain antitakeover provisions contained in the Minnesota Business Corporation Act which could delay or prevent a change in control of the Company by requiring shareholder approval of certain acquisitions of voting stock of the Company.

ITEM 2.  DESCRIPTION OF PROPERTY
-------  -----------------------

         On April 4, 1997, the Company moved into 20,588 square feet of new office and warehouse space at 151 East Cliff Road in Burnsville, Minnesota. The Company has signed a seven (7) year, non-cancelable operating lease for this space, with initial rental payments of $12,010.00 per month, plus a pro rata share of the building operating expenses commencing June 1, 1997. The base rent will increase to $14,810.00 on February 1, 1999, in part due to occupancy on March 1, 1999, of an additional 4,800 square feet of warehouse space adjacent to the Company's current space. Base rent will increase to $16,291 on June 1, 2002, the sixth year of the lease. To the extent any additional space is unused, the Company will endeavor to sublease such space until such time as the Company operations require additional space. The lease may be renewed for three (3) additional terms of five (5) years each.

         The Company's XET operation leases 3,150 square feet in an office building in Peoria, Illinois. The lease terminates in the year 2000 and has a monthly rental of $3,100, including operating costs. On July 1, 1998, XET entered into a lease for 1290 square feet of additional space in a building adjacent to its current location in Peoria, Illinois. The additional space was leased from the current landlord and the lease will run co-terminus with the original lease. The total monthly rental on the additional space is $980.

The Company believes that this space is adequate for its needs at this location for the foreseeable future.

ITEM 3.  LEGAL PROCEEDINGS
-------  -----------------

         The Company has been named as a defendant in an action based upon a disputed account payable. The amount in controversy is less than $12,000.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------  ---------------------------------------------------

         None

                                     PART II

ITEM 5.  MARKET FOR THE COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
-------  ------------------------------------------------------------

         The Company's Common Stock is traded under the symbol "XATA" in the Nasdaq National Market.

         The following table sets forth the quarterly high and low sales prices as reported by the Nasdaq National Market during the last two fiscal years ended September 30, 1997 and September 30, 1998.
---------------------------

                                                       SALE PRICE
                                                       ----------
       FISCAL YEAR 1997                             LOW         HIGH
                                                    ---         ----
       First Quarter
       Second Quarter                             6.250       10.500
       Third Quarter                              4.047       7.500
       Fourth Quarter                             3.500       6.125
                                                  3.375       5.375

                                                       SALE PRICE
                                                       ----------
                                                    LOW         HIGH
                                                    ---         ----
       FISCAL YEAR 1998                           3.375       7.250
       First Quarter                              3.375       6.000
       Second Quarter                             5.750       2.000
       Third Quarter                              3.250       2.000
       Fourth Quarter

         As of December 21, 1998, the Company's Common Stock was held of record by 87 holders. Registered ownership includes nominees who may hold securities on behalf of multiple beneficial owners. The Company estimates the number of beneficial owners of its Common Stock as 1,300 as of December 21, 1998 based upon information provided by a proxy services firm.

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

RECENT SALE OF UNREGISTERED SECURITIES

         During the past three fiscal years, the Company has issued an aggregate of 43,309 shares (9,375 in September 1996, 6,250 in May 1997, 12,500 in October 1997, 2,684 in April 1998 and 12,500 in August 1998) to 3 employees who joined the Company in connection with the Company's acquisition of the Payne assets from Computer Petroleum Corporation ("CPC"). Such employees were formerly employees of CPC. Pursuant to the terms of their respective employment agreements with the Company, an additional 12,500 shares will be issued in October 1999 and, if certain performance objectives are attained, an additional 3,125 shares will be issued in October 1999.

         In October 1996, the Company issued an aggregate of 41,558 shares of its Common Stock to the two shareholders of Key Logistics, Inc., in exchange for all of the issued and outstanding stock of Key Logistics. An additional 10,390 shares were issued in August 1998.

         All such shares have been or will be issued in reliance upon the exemption from registration under Section 4(2) of the Securities Act of 1933.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
-------  ---------------------------------------------------------

PREFACE

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

         During the third quarter of 1998, the Company decided to suspend sales of its Desktop Dispatch software product. The Company suspended sales of this product and reversed revenues on licenses sold as a result of the product's unacceptable performance under actual service conditions. The Company expects to re-introduce Desktop Dispatch to the market in spring of 1999, unless this product division is sold, as discussed below.

         Revenue for sales of the Company's systems is recognized when ownership transfers to the customer, which is generally upon shipment. Pursuant to certain contractual arrangements discussed above, revenues are recognized for completed systems held at the Company's warehouse pending the receipt of delivery instructions from the customer. These arrangements have not had and are not expected to have a significant effect on the Company's working capital. Revenue from extended warranty and service support contracts is deferred and recognized ratably over the contract period.

         The Company has investigated the impact of the Year 2000 issue on both its own internal information systems and the products it develops, markets and sells. See "Business-Year 2000 Issues". As discussed, Year 2000 is not expected to have a material effect on the Company's financial position, operations or cash flow.


RESULTS OF OPERATIONS

        NET SALES. The Company had net sales of $9,215,000 for fiscal 1998 compared to $10,404,000 in fiscal 1997. This represents a decrease of $1,189,000, or 11%, for fiscal 1998 over the previous fiscal year; $490,000, or 41%, of this decrease resulted from a one-time charge against revenue for previous sales related to the decision to suspend sales of the Desktop Dispatch product. Onboard sales to private fleet customers for fiscal 1998 were $8,411,000 compared to $9,758,000 in fiscal 1997. Sales of XET products were $ 835,000 in fiscal 1998 compared to $616,000 in fiscal 1997. RouteView sales were $258,000 in fiscal 1998 and $30,000 in fiscal 1997. The Company anticipates that total revenue for fiscal 1999 will exceed fiscal 1998 levels.

         GROSS PROFIT. The Company had a gross profit in fiscal 1998 of $4,508,000 or 48.9% of net revenue compared to $4,728,000, 45.4% of net revenue, for fiscal 1997. The increase in gross profit resulted primarily from an increase in direct sales to private fleets. These were partially offset by the increased amortization of capitalized software development. Gross margins are dependent on product sales mix and discounts on volume shipments to certain customers. The Company anticipates gross margins, as a percentage of sales, for fiscal 1999 to be unchanged from fiscal 1998.

         OPERATING EXPENSES. Operating expenses include sales and marketing expenses, general and administrative expenses, and research and development. Total operating expenses were $8,231,000 for fiscal 1998 (89.3% of net sales) compared to $7,785000 for fiscal 1997 (74.8 % of net sales).

         Operating expenses other than research and development were $7,481,000 in fiscal 1998 (81.2% of net sales) compared to $6,958,000 in fiscal 1997 (66.9% of net sales). The increase of $523,000 in fiscal 1998 compared to fiscal 1997 was primarily due to a one-time charge to bad debt expense of $300,000 associated with the discontinuance of Desktop Dispatch. Operating expenses for fiscal 1999 are expected to be lower than fiscal 1998.

         The Company's market position is based on its strong research capability and its technology leadership. The increases in research and development in recent years occurred as the result of planned increases in personnel and expenses related to new system capabilities. Expenditures for research and development, net of capitalized software development costs, are charged to operations as incurred. These charges amounted to $750,000 for fiscal 1998 and $828,000 for fiscal 1997. Software development costs are capitalized after the establishment of technological feasibility and later amortized to cost of goods sold based on the anticipated useful life of the product. The useful life of each product is determined by its anticipated future net revenues. Capitalized software development costs were $3,057,000 for 1998 compared to $1,154,000 for 1997. This increase was due to development of new software to respond to industry requirements and specific customer needs. The Company anticipates that expenditures for research and development and software development for fiscal 1999 will be similar to those experienced in fiscal 1998, subject to available funding.

INCOME TAXES

         Federal and State income tax benefit (expense) was ($573,000) in fiscal 1998 compared to a benefit of $510,000 in fiscal 1997. The 1998 income tax expenses consists primarily of an increase in the valuation allowance on deferred tax assets as a result of a change in the conclusion regarding the realizability of the deferred tax assets in the near term. The Company believes it will realize an income tax benefit in future years as a result of the loss incurred in 1997 and 1998. However, because of the uncertainties involved in projecting Company operations so far into the future, the Company has recorded the net deferred tax asset using management's estimate of taxable earnings during a future time horizon of one year. Prior to 1998, management used estimated taxable earnings for a future period of five years. At September 30, 1998, the Company has federal net operating losses of approximately $6,017,000. In 1996 and 1995, substantially all of the Company's taxable income was offset by available net operating loss carry-forwards, and at September 30, 1996, substantially all of the Company's net operation loss carry-forwards had been utilized. Prior to 1996, the Company had recorded a valuation allowance against its net deferred tax assets due to uncertainty of realization

LIQUIDITY AND CAPITAL RESOURCES

         The Company had a working capital deficit at the end of fiscal 1998 of $991,000 compared to working capital of $4,849,000 at the end of fiscal 1997.

         Cash flows used in operating activities during fiscal 1998 totaled $1,591,000 resulting primarily from the net loss of $4,249,000 offset by depreciation and amortization of $2,130,000, and non-cash charges of $580,000 for deferred income tax expense, $918,000 for provisions for bad debt and sales returns and decreases in other working capital items of $1,049,000, primarily increased accounts receivable. The Company anticipates that continued growth in its business will result in further increases in accounts receivable and, to a lesser extent, inventory.

         Cash flows provided by investing activities of $78,000 during fiscal 1998 resulted primarily from expenditures for software development of $3,057,000 and capital expenditures of $523,000. These amounts were offset by the proceeds from both the collection and sale of notes receivable related to the Company's financing of certain onboard computer sales and the sale and maturity of securities held-for-sale. The Company expects capital expenditures and product development expenses for fiscal 1999 to be less than those incurred in fiscal 1998.

         Cash provided by financing activities was $1,177,000 during fiscal 1998; $549,000 was provided under the Company's operating line of credit and a $625,000 increase in long term debt, with GE Capital Corporation Commercial Asset Funding.

         During fiscal 1998, the Company had a $150,000 term debt facility available for fixed asset additions, and a $1,000,000 line of credit with Norwest Bank Minnesota, N.A., both of which were set to expire in March 1998. The line of credit was extended through November 30, 1998. Advances under the line of credit accrued interest at prime plus 1.0% with an effective rate of 9.50% as of October 15, 1998. The Company paid a minimum usage fee to maintain the line of credit. The Company used approximately $550,000 of the line of credit during fiscal 1998. In August 1998, the Company negotiated a long term debt agreement secured by certain of its fixed assets with GE Capital's Commercial Asset Funding group. Under this agreement, recorded as a note payable, the Company received $625,000 and is obligated to make payments, including interest at the rate of 10%, of approximately $28,000 per month for 24 months. In October, 1998 the Company replaced its bank credit facility with a line of credit from Norwest Business Credit, Inc. See "Subsequent Events".

         The Company believes its line of credit, and its current vendor terms will provide adequate cash to fund anticipated revenue growth and operating needs, for the foreseeable future, if certain business operations are discontinued and investment in product development are strictly controlled. However, it is possible that the Company's cash needs may vary significantly from its predictions, due to failure to generate anticipated cash flow, growth at a rate faster than anticipated, or other reasons. Moreover, any significant new product development in the near term will require external funding. No assurance can be given that the Company's predictions regarding its cash needs will prove accurate, that the Company will not require additional financing, that the Company will be able to secure any required additional financing when needed or at all, or that such financing, if obtained, will be on terms favorable or acceptable to the Company.



SUBSEQUENT EVENTS

         In October 23, 1998, the Company entered into an asset based financing agreement with Norwest Business Credit, Inc. under which the Company was given a line of credit, based on eligible accounts receivable and inventory of $1,500,000. This new financing arrangement replaces the previous credit facility of $1,000,000 with Norwest Bank, NA. The bank amended the October 23, 1998 agreement on November 30, 1998, increasing the line of credit to $2,000,000. On January 8, 1999 the agreement was amended requiring the Company to maintain a minimum net worth level which varies during the term of the agreement. During fiscal 1999, the most restrictive of the net worth requirement occurs on September 30, 1999, when the Company must have a net worth of not less than $2,475,000.

ACCOUNTING PRONOUNCEMENTS

         The FASB has issued Statement No. 128, "Earnings Per Share," which supersedes APB Opinion No. 15. Statement No. 128 requires the presentation of earnings per share by all entities that have common stock or potential common stock, such as options, warrants and convertible securities, outstanding that trade in a public market. Those entities that have only common stock outstanding are required to present basic earnings per-share amounts. All other entities are required to present basic and diluted per-share amounts. Diluted per-share amounts assume the conversion, exercise or issuance of all potential common stock instruments unless the effect is to reduce a loss or increase the income per common share from continuing operations. The Company initially applied Statement No. 128 for the year ended September 30, 1998, and as required by the Statement, has restated all per share information for prior years to conform to the statement.

As of October 1, 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, Reporting Comprehensive Income. Statement No. 130 establishes new rules for the reporting and display of comprehensive income and its components. Statement No. 130 requires unrealized gains or losses on available-for-sale securities and certain other items, which prior to adoption were reported separately in shareholders' equity, to be included in other comprehensive income. The Company has no comprehensive income as defined by SFAS No. 130.

In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, Disclosures About Segments of an Enterprise and related Information. This statement requires public enterprises to report selected information about operating segments in annual and interim reports issued to shareholders. It is effective for financial statements for fiscal years beginning after December 15, 1997, but it is not required to be applied to interim financial statements in the initial year of its application. The statement will have no effect on the Company's basic financial statements, but management is reviewing to determine if additional disclosures will be required.

ITEM 7.  FINANCIAL STATEMENTS
-------  --------------------

                                XATA CORPORATION

                                FINANCIAL REPORT

                               SEPTEMBER 30, 1998

                                    CONTENTS

-------------------------------------------------------------------------------
INDEPENDENT AUDITOR'S REPORT                                                F-1
-------------------------------------------------------------------------------

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

-------------------------------------------------------------------------------

                          INDEPENDENT AUDITOR'S REPORT

To the Board of Directors
XATA Corporation
Burnsville, Minnesota

We have audited the accompanying balance sheets of XATA Corporation as of September 30, 1998 and 1997, and the related statements of operations, changes in shareholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of XATA Corporation as of September 30, 1998 and 1997, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred substantial losses and reductions in cash and working capital during fiscal years 1998 and 1997. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




                                      McGLADREY & PULLEN, LLP


Minneapolis, Minnesota
December 8, 1998 (January 8, 1999, as to Note 8)

XATA CORPORATION

BALANCE SHEETS
SEPTEMBER 30, 1998 AND 1997


ASSETS (NOTE 8)                                                                    1998            1997
------------------------------------------------------------------------------------------------------------
Current Assets
       Cash and cash equivalents                                              $         --     $    336,126
       Available-for-sale securities (Note 5)                                           --        3,054,076
       Trade receivables, less allowances for doubtful accounts and sales
            returns of $1,047,000 in 1998 and $275,000 in 1997 (Note 14)         1,942,458        2,613,039
       Current maturities of notes receivable (Note 7)                              44,496               --
       Inventories (Note 6)                                                        474,011          434,836
       Prepaid expenses                                                            104,480          115,334
       Deferred income taxes (Note 10)                                                  --        1,040,000
                                                                            --------------------------------
                          TOTAL CURRENT ASSETS                                   2,565,445        7,593,411
                                                                            --------------------------------

Equipment and Leasehold Improvements, at cost
       Engineering and manufacturing equipment                                     844,438          759,181
       Office furniture and equipment                                            1,677,269        1,310,079
       Leasehold improvements                                                       38,417           38,417
                                                                            --------------------------------
                                                                                 2,560,124        2,107,677

       Less accumulated depreciation and amortization                            1,331,571          885,425
                                                                            --------------------------------
                          TOTAL EQUIPMENT AND LEASEHOLD IMPROVEMENTS             1,228,553        1,222,252
                                                                            --------------------------------

Other Assets (Note 3)
       Capitalized software development costs, less accumulated
            amortization of $2,395,993 in 1998 and $1,495,369 in 1997            2,685,324        1,065,633
       Acquired software, less accumulated amortization of $1,135,243
            in 1998 and $1,000,000 in 1997                                         264,757          400,000
       Goodwill, less accumulated amortization of $1,393,866 in 1998
            and $1,365,294 in 1997                                                 145,237          173,809
       Notes receivable (Note 7)                                                    54,436               --
       Other                                                                        42,217           54,873
                                                                            --------------------------------
                          TOTAL OTHER ASSETS                                     3,191,971        1,694,315
                                                                            --------------------------------
                          TOTAL ASSETS                                        $  6,985,969     $ 10,509,978
                                                                            ================================

See Notes to Financial Statements.


LIABILITIES AND SHAREHOLDERS' EQUITY                                              1998              1997
------------------------------------------------------------------------------------------------------------
Current Liabilities
       Bank line of credit (Note 8)                                          $    548,996      $         --
       Current maturities of long-term debt                                       309,534                --
       Accounts payable                                                         1,122,754           648,175
       Accrued expenses:
            Compensation                                                          520,822           706,915
            Other                                                                 325,024           273,312
       Deferred revenue                                                           729,820         1,116,106
                                                                           ---------------------------------
                          TOTAL CURRENT LIABILITIES                             3,556,950         2,744,508
                                                                           ---------------------------------



Long-Term Debt (Note 9)                                                           461,491           156,256
                                                                           ---------------------------------


Deferred Income Taxes (Note 10)                                                        --           460,000
                                                                           ---------------------------------


Commitments and Contingencies (Notes 2, 11, and 12)


Shareholders' Equity (Notes 12 and 13)
       Common stock, par value $0.01 per share; authorized 8,333,333 shares; issued 4,430,633 shares in 1998 and 4,383,035 shares
            in 1997                                                                44,306            43,830
       Additional paid-in capital                                               9,398,821         9,195,771
       Common stock to be issued, 12,500 shares in 1998 and 25,000
            shares in 1997                                                        135,688           271,875
       Retained earnings (accumulated deficit)                                 (6,611,287)       (2,362,262)
                                                                           ---------------------------------
                          TOTAL SHAREHOLDERS' EQUITY                            2,967,528         7,149,214
                                                                           ---------------------------------
                          TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY         $  6,985,969      $ 10,509,978
                                                                           =================================

See Notes to Financial Statements.

XATA CORPORATION

STATEMENTS OF OPERATIONS
YEARS ENDED SEPTEMBER 30, 1998 AND 1997

                                                                      1998              1997
------------------------------------------------------------------------------------------------
Net sales (Note 14)                                              $  9,214,893      $ 10,404,477
Cost of goods sold                                                  4,707,375         5,676,123
                                                               ---------------------------------
                          GROSS PROFIT                              4,507,518         4,728,354

Operating expenses:
       Selling, development, general, and administrative            8,231,032         5,978,521
       Write-down of goodwill and acquired software (Note 3)               --         1,806,860
                                                               ---------------------------------
                          OPERATING LOSS                           (3,723,514)       (3,057,027)

Nonoperating income (expense):
       Interest income                                                 93,516           140,848
       Interest expense                                               (36,997)          (14,900)
       Other                                                           (9,030)               --
                                                               ---------------------------------
                          LOSS BEFORE INCOME TAXES                 (3,676,025)       (2,931,079)

Federal and state income tax provision (benefit) (Note 10)            573,000          (510,000)
                                                               ---------------------------------
                          NET LOSS                               $ (4,249,025)     $ (2,421,079)
                                                               =================================

Basic and diluted net loss per share                             $      (0.97)     $      (0.55)
Weighted-average common shares outstanding                          4,394,714         4,420,672


See Notes to Financial Statements.

XATA CORPORATION

STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
YEARS ENDED SEPTEMBER 30, 1998 AND 1997

                                                                                            Common        Retained
                                                      Common Stock          Additional      Stock         Earnings
                                               ------------------------      Paid-In        To Be       (Accumulated
                                                  Shares        Amount       Capital        Issued         Deficit)         Total
------------------------------------------------------------------------------------------------------------------------------------
Balance, September 30, 1996                      4,342,481    $  43,425    $ 8,701,956    $   407,812    $    58,817    $ 9,212,010
    Common stock issued in connection
       with the acquisition of Key Logistics,
       Inc. (Note 4)                                41,558          416        399,584             --             --        400,000
    Common stock issued on exercise of
       options and warrants                          5,780           58         16,980             --             --         17,038
    Repurchase of common stock by
       company                                     (25,534)        (255)       (95,219)            --             --        (95,474)
    Issuance of common stock                        18,750          186        172,470       (135,937)            --         36,719
    Net loss                                            --           --             --             --     (2,421,079)    (2,421,079)
                                               ------------------------------------------------------------------------------------
Balance, September 30, 1997                      4,383,035       43,830      9,195,771        271,875     (2,362,262)     7,149,214
    Common stock issued on exercise of
       options and warrants                          9,524           95         14,905             --             --         15,000
    Issuance of common stock (Note 4)               38,074          381        188,145       (136,187)            --         52,339
    Net loss                                            --           --             --             --     (4,249,025)    (4,249,025)
                                               ------------------------------------------------------------------------------------
Balance, September 30, 1998                      4,430,633    $  44,306    $ 9,398,821    $   135,688    $(6,611,287)   $ 2,967,528
                                               ====================================================================================

See Notes to Financial Statements.

XATA CORPORATION

STATEMENTS OF CASH FLOWS
YEARS ENDED SEPTEMBER 30, 1998 AND 1997

                                                                                       1998             1997
----------------------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities
       Net loss                                                                    $(4,249,025)     $(2,421,079)
       Adjustments to reconcile net loss to net cash provided by (used in)
            operating activities:
            Write-down of goodwill and acquired software (Note 3)                           --        1,806,860
            Depreciation                                                               502,608          389,564
            Amortization                                                             1,626,909        1,283,977
            Provisions for bad debt and sales returns                                  918,000          119,000
            Common stock issued for compensation                                        40,261               --
            Accrued income on available-for-sale securities                                 --            6,223
            Loss on sale of note receivable                                             31,379               --
            Loss on sale of equipment                                                    8,410           20,870
            Deferred income taxes                                                      580,000         (510,000)
            Changes in assets and liabilities, net of effects of acquisitions:
                Accounts receivable                                                   (975,364)         631,724
                Inventories                                                            (39,175)         (60,945)
                Accounts payable                                                       474,579         (347,858)
                Accrued expenses and deferred revenue                                 (520,667)         790,123
                Other                                                                   10,854          (39,034)
                                                                                 -------------------------------
                          NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES       (1,591,231)       1,669,425
                                                                                 -------------------------------

Cash Flows From Investing Activities
       Principal payments received on notes receivable                                  48,651               --
       Proceeds from sale of note receivable                                           548,983               --
       Purchase of available-for-sale securities                                            --       (4,884,703)
       Proceeds from sale and maturity of available-for-sale securities              3,054,076        4,850,924
       Purchase of equipment                                                          (522,588)        (750,130)
       Proceeds from sale of equipment                                                   5,269           15,125
       Addition to software development costs                                       (3,056,728)      (1,154,436)
       Purchase of other assets                                                             --         (108,447)
                                                                                 -------------------------------
                          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES           77,663       (2,031,667)
                                                                                 -------------------------------

                                   (Continued)

XATA CORPORATION

YEARS ENDED SEPTEMBER 30, 1998 AND 1997

                                                                                       1998             1997
----------------------------------------------------------------------------------------------------------------
Cash Flows From Financing Activities
       Net borrowings on revolving credit agreements                                   548,996               --
       Proceeds from borrowings on long-term debt                                      625,000               --
       Payments on long-term debt                                                      (23,632)              --
       Proceeds from common stock issued                                                12,078           36,719
       Proceeds from options and warrants exercised                                     15,000           17,038
       Repurchase of common stock                                                           --          (95,474)
                                                                                 -------------------------------
                          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES        1,177,442          (41,717)
                                                                                 -------------------------------

                          DECREASE IN CASH AND CASH EQUIVALENTS                       (336,126)        (403,959)

Cash and Cash Equivalents
       Beginning                                                                       336,126          740,085
                                                                                 -------------------------------
       Ending                                                                      $        --      $   336,126
                                                                                 ===============================

Supplemental Disclosures of Cash Flow Information
       Cash payments for interest                                                  $    23,596      $    14,900
       Cash payments for income taxes                                                       --           38,770
                                                                                 ===============================

Supplemental Schedule of Noncash Investing and Financing Activities
       Accounts receivable converted into notes receivable                         $   727,945      $        --
       Common stock issued in connection with acquisition of Key
            Logistics, Inc. (Note 4)                                                        --          400,000
       Discount on interest-free note payable                                           13,401           13,401
                                                                                 ===============================

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

A summary of the Company's significant accounting policies follows:

REVENUE RECOGNITION: Revenue for sales of the Company's systems is recognized when ownership transfers to the customer, which is generally upon shipment. Pursuant to certain contractual arrangements, revenues are recognized for completed systems held at the Company's warehouse pending the receipt of delivery instructions from the customer. At September 30, 1998, the Company had approximately $963,000 of systems awaiting specific delivery instructions on hand that had been billed to those customers. Revenue from extended warranty and service support contracts is deferred and recognized ratably over the contract period.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS: The financial statements include the following financial instruments: cash and cash equivalents, investment in debt securities, trade accounts receivable, notes receivable, accounts payable, and long-term debt. At September 30, 1998 and 1997, no separate comparison of fair values versus carrying values is presented for the aforementioned financial instruments since their fair values are not significantly different than their balance sheet carrying amounts. The aggregate fair values of the financial instruments would not represent the underlying value of the Company.

INVESTMENT IN DEBT SECURITIES: Management determines the appropriate classification of the securities at the time they are acquired and evaluates the appropriateness of such classifications at each balance sheet date. The Company classified its investment in debt securities as available-for-sale securities. The available-for-sale securities were stated at fair value, and unrealized holding gains and losses, if any, net of related deferred tax effect, are reported as a separate component of shareholders equity.

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

RESEARCH AND DEVELOPMENT COSTS: Expenditures for research and development activities performed by the Company are charged to operations as incurred. Research and development expense was approximately $750,000 and $828,000 for the years ended September 30, 1998 and 1997, respectively.

DEPRECIATION AND AMORTIZATION: Depreciation and amortization are provided using the straight-line method based on the estimated useful lives of individual assets over the following periods:

                                                                           Years
--------------------------------------------------------------------------------
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

The Company reviews its long-lived assets periodically to determine potential impairment by comparing the carrying value of the long-lived assets with estimated future cash flows expected to result from the use of the assets, including cash flows from disposition. Should the sum of the expected future cash flows be less than the carrying value, the Company would recognize an impairment loss. An impairment loss would be measured by comparing the amount by which the carrying value exceeds the fair value o the long-lived assets. During 1997, management determined the goodwill and software related to the Payne acquisition were impaired (see Note 3).

PRODUCT WARRANTIES: The Company sells its systems with a limited warranty, with an option to purchase extended warranties. The Company provides for estimated warranty costs at the time of sale and for other costs associated with specific items at the time their existence and amount are determinable.

INCOME TAXES: Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than no that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

XATA CORPORATION

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 1. NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

401(k) PLAN: The Company has a 401(k) plan covering substantially all employees. The Company may make annual contributions to the plan at the discretion of the Board of Directors. Company contributions for the years ended September 30, 1998 and 1997, were $-0- and $25,000, respectively.

NET LOSS PER SHARE: The Company adopted Statement of Financial Accounting Standards No. 128 (SFAS No. 128), EARNINGS PER SHARE, which supersedes APB Opinion No. 15. SFAS No. 128 requires the presentation of earnings per share by all entities that have common stock or potential common stock, such as options, warrants, and convertible securities, outstanding that trade in a public market. Those entities that have only common stock outstanding are required to present basic earnings per share amounts. Basic per share amounts are computed, generally, by dividing net income or loss by the weighted-average number of common shares outstanding. All other entities are required to present basic and diluted per share amounts. Diluted per share amounts assume the conversion, exercise, or issuance of all potential common stock instruments unless the effect is antidilutive, thereby reducing a loss or increasing the income per common share. The Company initially applied Statement No. 128 for the year ended September 30, 1998, and, as required by the statement, has restated the per share information for the prior year to conform to the statement. As described in Note 12, at September 30, 1998 and 1997, the Company had options and warrants outstanding to purchase a total of 751,820 and 592,670 shares of common stock, respectively, at a weighted-average exercise price of approximately $5.31 and $5.86, respectively. However, because the Company has incurred a loss in all periods presented, the inclusion of those potential common shares in the calculation of diluted loss per share would have an antidilutive effect. Therefore, basic and diluted loss per share amounts are the same in each period presented.

ESTIMATES: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates made by management include the remaining value of the Payne acquisition (see Note 3), the allowance for doubtful accounts and sales returns, valuation allowance on deferred tax assets, and the inventory obsolescence reserve. Actual results could differ from those estimates.

RECENT ACCOUNTING PRONOUNCEMENTS: As of October 1, 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, REPORTING COMPREHENSIVE INCOME. Statement No. 130 establishes new rules for the reporting and display of comprehensive income and its components. Statement No. 130 requires unrealized gains or losses on available-for-sale securities and certain other items, which prior to adoption were reported separately in shareholders' equity, to be included in other comprehensive income. The Company has no comprehensive income as defined by SFAS No. 130.

In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION. This statement requires public enterprises to report selected information about operating segments in annual and interim reports issued to shareholders. It is effective for financial statements for fiscal years beginning after December 15, 1997, but it is not required to be applied to interim financial statements in the initial year of its application. The statement will have no effect on the Company's basic financial statements, but management is reviewing if additional disclosures will be required.

XATA CORPORATION

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 2. CORPORATE LIQUIDITY

During fiscal years 1998 and 1997, the Company incurred losses of approximately $4.2 million and $2.4 million, respectively. During fiscal 1998, working capital fell from approximately $4.8 million at September 30, 1997, to a working capital deficit of $1.0 million. Without the discontinuance of certain business operations, further reductions in operating costs and/or additional financing, the Company may not be able to fund future operations. These circumstances raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not reflect any adjustments that might result from the outcome of this uncertainty.

The Company's plans in fiscal 1999 include an increased emphasis on promoting its core onboard computing products. As a result, the Company is planning on selling, divesting, or finding partners for certain product lines that have not proven to be essential to its core business. Management does not expect any material loss to result from the disposition of these product lines. The Company intends to invest the resulting proceeds into the further development of its onboard computing platform. Management believes that the disposition of these noncomplementary and underperforming product lines and significant operational cost-reduction efforts will provide positive cash flow from operations. Also, additional cost reductions will be initiated during fiscal 1999 if working capital requirements exceed available borrowings under the current financing agreements. However, there can be no assurance that the current financing arrangements will be sufficient or that additional financing, if needed, can be obtained on terms acceptable to the Company.


NOTE 3. WRITE-DOWN OF GOODWILL AND ACQUIRED SOFTWARE

During the fourth quarter of fiscal 1997, the Company completed an evaluation of the recoverability of assets (primarily purchased software and goodwill) acquired from Payne & Associates (Payne) in August 1996. Certain events occurred during fiscal 1997 which caused the full recoverability of those assets to be brought into question. The largest customer of Payne was unexpectedly acquired by another company, resulting in the loss of this customer's business, and a corresponding decrease in the revenue stream upon which the software and goodwill values were based. The loss of this customer also has required the Company to substantially modify the acquired software before it can be sold to others.

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


NOTE 4. ACQUISITION OF KEY LOGISTICS, INC.

On October 28, 1996, the Company acquired certain assets of Key Logistics, Inc.
(Key). The acquisition has been accounted for as a purchase. The Company issued 41,558 shares of common stock with a fair value of $400,000. The assets acquired consisted solely of software with an estimated value of $200,000. The remaining unallocated purchase price of $200,000 was allocated to goodwill. An additional 10,390 shares of company common stock was issued during fiscal 1998 as certain financial goals related to Key were achieved. Accordingly, the fair value of the shares issued of approximately $40,300 was recognized as compensation expense in fiscal 1998.

XATA CORPORATION

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 5. INVESTMENT IN DEBT SECURITIES

The following is a summary of the Company's investment in available-for-sale securities as of September 30, 1997:

Commercial paper                                                   $   1,394,869
Corporate bonds                                                          149,996
Government bonds                                                       1,010,461
U.S. Treasury notes                                                      498,750
                                                                  --------------
                                                                   $   3,054,076
                                                                  ==============

The cost of available-for-sale securities approximated fair value. The Company realized no gains or losses on available-for-sale securities during the years ended September 30, 1998 and 1997.


NOTE 6. INVENTORIES

Inventories consisted of the following:

                                                            September 30
                                                   -----------------------------
                                                       1998              1997
--------------------------------------------------------------------------------
Raw materials and subassemblies                    $    369,511     $   339,000
Finished goods                                          203,500         149,619
Obsolescence reserve                                    (99,000)        (53,783)
                                                   -----------------------------
                                                   $    474,011     $   434,836
                                                   =============================


NOTE 7. NOTES RECEIVABLE

                                                            September 30
                                                   -----------------------------
                                                       1998           1997
--------------------------------------------------------------------------------
Note receivable, customer, due in monthly
   installments of $2,082, including
   interest at 9.5%, through March 2001,
   secured by equipment                            $    55,397      $       --
Note receivable, customer, due in monthly
   installments of $1,626, including
   interest at 6.5%, through January 2001,
   secured by equipment                                 43,535              --
                                                   -----------------------------
                                                        98,932              --

Less current maturities                                 44,496              --
                                                   -----------------------------
                                                   $    54,436      $       --
                                                   =============================

XATA CORPORATION

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 8. LINE OF CREDIT

The Company has a credit line agreement with a financial institution consisting of a $2,000,000 line of credit. Advances under the line of credit accrue interest at prime rate (8.25 percent at September 30, 1998) plus 2.0 percent and are due on demand. The line is subject to borrowing base requirements and is secured by substantially all the assets of the Company. The agreement expires October 31, 1999. The agreement requires the Company to maintain certain financial requirements, including a minimum net worth level, of which the Company was in violation. To cure this violation, the bank amended the agreement on January 8, 1999. The amended agreement requires the Company to maintain a minimum net worth level which varies during the term of the agreement. During fiscal 1999, the most restrictive of the net worth requirement occurs on September 30, 1999, when the Company must maintain a net worth of not less than $2,475,000.


NOTE 9. LONG-TERM DEBT

Long-term debt consisted of the following:


                                                           September 30
                                                  ------------------------------
                                                      1998              1997
--------------------------------------------------------------------------------
Note payable, noninterest-bearing, discounted
   at 9%, due December 1999, unsecured            $    169,657      $    156,256
Note payable, due in monthly installments of
   $28,840 including interest at 10% through
   July 2000, secured by equipment and
   leasehold improvements                              601,368                --
                                                  ------------------------------
                                                       771,025           156,256

Less current maturities                                309,534                --
                                                  ------------------------------
                                                  $    461,491      $    156,256
                                                  ==============================


NOTE 10. INCOME TAXES

The tax effects of the Company's deferred tax assets and liabilities are as follows:

                                                             September 30
                                                   -----------------------------
                                                        1998             1997
--------------------------------------------------------------------------------
Goodwill and acquired software amortization        $      862,000   $   862,000
Inventory and warranty reserve                            223,000       206,000
Accrued expenses and deferred revenue                     425,000       274,000
Federal and state net operating loss carryforwards      2,589,000       506,000
                                                   -----------------------------
Gross deferred tax assets                               4,099,000     1,848,000

Valuation allowance on deferred tax assets             (2,900,000)     (700,000)
                                                   -----------------------------
Net deferred tax assets                                 1,199,000     1,148,000
                                                   -----------------------------

Software development costs                             (1,071,000)     (464,000)
Depreciation                                             (128,000)     (104,000)
                                                   -----------------------------
Gross deferred tax liabilities                         (1,199,000)     (568,000)
                                                   -----------------------------
Net deferred tax asset                             $          --    $   580,000
                                                   =============================

XATA CORPORATION

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 10. INCOME TAXES (CONTINUED)

The Company's deferred tax assets and liabilities are shown in the accompanying balance sheets as follows:

                                                           September 30
                                                  ------------------------------
                                                      1998              1997
--------------------------------------------------------------------------------
Current deferred tax assets                       $        --      $  1,040,000
Long-term deferred tax liabilities                         --          (460,000)
                                                  ------------------------------
                                                  $        --      $    580,000
                                                  ==============================

The Company's income tax expense (benefit) differed from the statutory federal rate as follows:

                                                            September 30
                                                   -----------------------------
                                                        1998            1997
--------------------------------------------------------------------------------
Statutory rate applied to income before tax        $ (1,287,000)   $ (1,026,000)
State income tax (benefit), net of federal tax
    effect                                              (67,000)        (20,000)
Effect of net operating loss carryforwards with
    no current benefit                                1,335,000         553,000
Change in valuation allowance                           580,000              --
Other                                                    12,000         (17,000)
                                                   -----------------------------
                                                   $    573,000    $   (510,000)
                                                   =============================

Currently refundable                               $     (7,000)   $         --
Deferred                                                580,000        (510,000)
                                                   -----------------------------
                                                   $    573,000    $   (510,000)
                                                   =============================

At September 30, 1998, the Company has federal net operating losses of approximately $6,017,000 expiring as follows: $221,000 in 2009, $1,255,000 in 2012, and $4,541,000 in 2018.

The Company has recorded the valuation allowance on its deferred tax assets to reduce the total to an amount that management believes is more likely than not to be realized. Realization of deferred tax assets is dependent upon sufficient future taxable income during periods when deductible temporary differences and carryforwards are expected to be available to reduce taxable income. The increase in the valuation allowance during 1998 and 1997 was primarily the result of the net operating loss (NOL) carryforward which was generated during those years. The 1998 increase was also affected as a result of a change in the conclusion regarding the need for a valuation allowance relative to $580,000 of deferred tax assets.


NOTE 11. COMMITMENTS AND CONTINGENCIES

OPERATING LEASES: The Company leases its office, warehouse, and certain office equipment under noncancelable operating leases. The facility lease requires that the Company pay a portion of the real estate taxes, maintenance, utilities, and insurance.

XATA CORPORATION

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 11. COMMITMENTS AND CONTINGENCIES (CONTINUED)

Approximate future minimum rental commitments excluding common area costs under these noncancelable operating leases are:

Years ending September 30:
   1999                                                           $     262,000
   2000                                                                 272,000
   2001                                                                 218,000
   2002                                                                 222,000
   2003                                                                 209,000
   Thereafter                                                           196,000
                                                                  --------------
                                                                  $   1,379,000
                                                                  ==============

Rental expense, including common area costs, was approximately $232,000 and $173,000 for the years ended September 30, 1998 and 1997, respectively.


NOTE 12. STOCK OPTIONS AND WARRANTS

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

Grants under the Plan are accounted for following APB Opinion No. 25 and related interpretations. Accordingly, no compensation cost has been recognized for grants under the Plan. Had compensation cost for the plan been determined based on the fair values of options granted (the method described in FASB Statement No. 123), reported net loss and basic and diluted net loss per common share on a pro forma basis as compared to reported results would have been as follows:

                                                       1998             1997
--------------------------------------------------------------------------------
Net loss:
   As reported                                   $  (4,249,025)   $  (2,421,079)
   Pro forma                                        (4,562,325)      (2,618,800)
Basic and diluted net loss per common share:
   As reported                                           (0.97)           (0.55)
   Pro forma                                             (1.04)           (0.59)

XATA CORPORATION

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 12. STOCK OPTIONS AND WARRANTS (CONTINUED)

For purposes of the aforementioned pro forma information, the fair value of each option is estimated at the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions for grants in 1998 and 1997, respectively: dividend rate of zero for both years; price volatility of
127.0 and 64.0 percent; risk-free interest rate of 6.1 and 6.2 percent; and expected lives of approximately four years in both periods. The weighted-average fair value per option, of options granted in 1998 and 1997, was $3.49 and $2.59, respectively.

COMMON STOCK WARRANTS: The Company has, on occasion, issued warrants for the purchase of Company stock to consultants and placement agents. Compensation expense associated with the warrants issued to consultants has not been material. At September 30, 1998, warrants were outstanding to purchase a total of 59,334 shares of company stock at a weighted-average exercise price of $7.43 per share, with a weighted-average remaining life of approximately 1.9 years.

Additional information relating to all outstanding options as of September 30, 1998 and 1997, is as follows:

                                                   1998                       1997
                                        -------------------------   ------------------------
                                                       Weighted-                  Weighted-
                                                        Average                   Average
                                                       Exercise                   Exercise
                                           Shares        Price         Shares       Price
--------------------------------------------------------------------------------------------
Options outstanding at beginning of
  year                                     530,736    $    5.85       447,183     $    5.90
  Options granted                          206,750         4.26        96,000          5.46
  Options exercised                         (5,780)        3.12        (5,780)         2.90
  Options canceled                         (39,220)        4.87        (6,667)         7.26
                                        ----------------------------------------------------
Options outstanding at end of year         692,486    $    5.31       530,736     $    5.85
                                        ====================================================

The following table further summarizes information about stock options outstanding at September 30, 1998:

                                                      Options Outstanding                Options Exercisable
                                                 -----------------------------      ----------------------------
                                                   Weighted-
                                   Number           Average          Weighted-         Number          Weighted-
                               Outstanding at      Remaining         Average        Exercisable at      Average
                                September 30,     Contractual        Exercise       September 30,      Exercise
Range of Exercise Price             1998         Life (Years)         Price             1998             Price
----------------------------------------------------------------------------------------------------------------
$2.12 - $5.00                     369,267            2.8           $   3.44            212,737         $   3.43
$5.01 - $9.50                     323,219            4.1               7.44            214,549             7.19
                             -----------------------------------------------------------------------------------
$2.12 - $9.50                     692,486            3.4           $   5.31            427,286         $   5.32
                             ===================================================================================

XATA CORPORATION

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 13. PREFERRED STOCK

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

As of September 30, 1998, no shares of preferred stock have been issued.


NOTE 14. MAJOR CUSTOMERS

Net sales include sales to major customers as follows:

                                                       Years Ended September 30
                                                     ---------------------------
                                                         1998           1997
--------------------------------------------------------------------------------
Revenue percentage:
   Customer A                                                17%             *
   Customer B                                                16%            15%
   Customer C                                                 *             14%
Ending receivable balance:
   Customer A                                        $   907,000     $       --
   Customer B                                            230,000        417,000
   Customer C                                                 --         76,000


*Net sales were less than 10 percent of total net sales.

ITEM 8.  CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND
-------  --------------------------------------------------------------
         FINANCIAL DISCLOSURE
         --------------------

         None

                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
-------  --------------------------------------------------------------
         COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
         -------------------------------------------------


         Information called for by this Item is set forth under the captions "Election of Directors," and "Management" (and the subcaption "Compliance with Section 16(a) of the Securities Exchange Act of 1934" thereunder) in the Company's definitive proxy statement to be filed pursuant to Regulation 14A, which information is hereby incorporated by reference and made a part hereof.

ITEM 10.  EXECUTIVE COMPENSATION
--------  ----------------------

         Information called for by this Item is set forth under the captions "Management" (and the subcaptions "Director Compensation" and ""Executive Compensation" thereunder) in the Company's definitive proxy statement to be filed pursuant to Regulation 14A, which information is hereby incorporated by reference and made a part hereof.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
--------  --------------------------------------------------------------

         Information called for by this Item is set forth under the caption "Principal Shareholders and Ownership of Management" in the Company's definitive proxy statement to be filed pursuant to Regulation 14A, which information is hereby incorporated by reference and made a part hereof.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------  ----------------------------------------------

         None


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K
--------  --------------------------------

REPORTS ON FORM 8-K

                  No reports on Form 8-K were filed by the Company during the last quarter of the fiscal year ended September 30, 1998.

EXHIBITS


EXHIBIT
 NO.              DESCRIPTION OF EXHIBIT
----------------------------------------
          3.1              Restated Articles of Incorporation, as amended (1)
          3.2              Bylaws (1)
          4.1              Form of certificate representing the Common Stock (1)
          5.1              Opinion and Consent of Counsel to the Company (1)
         10.1              Lease (for Office and Manufacturing Facilities), dated September 11, 1986,
                           Letter Agreement and Amendment No. 1 to lease dated July 10, 1992, and
                           Amendment No. 2 to Lease (1)
         10.2              Agreements with Dennis R. Johnson regarding employment (1)
         10.3              Agreements with William P. Flies regarding employment (1)
         10.4              1991  Long-Term  Incentive  and Stock Option Plan, as amended by the Board of Directors in May 1997 subject to ratification by the shareholders
         10.5              Purchase Agreement with Ryder Dedicated Logistics, Inc. dated December 31,
                           1994, with supplemental agreement dated September 1, 1995 (2)
         10.7              Lease dated December 26, 1996 with Hoyt Properties, Inc. for new corporate headquarters. (3)
         10.8              Letter of Agreement with William Callahan regarding compensation (4)
         10.9              Credit Agreement with Norwest Business Credit, Inc., dated October 23, 1998 and Amendments dated
                           November  30, 1998 and January 8, 1999.
         10.10             Master Security Agreement and Promissory Note with GE Capital Corporation  Commercial Asset Funding, dated August 6, 1998.
         13                1998 Definitive Proxy Materials (portions of which are incorporated herein by reference).(5)
         21                Subsidiaries of the Company
         23                Consent of McGladrey & Pullen, LLP, independent certified public accountants
         27                Financial Data Schedule


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

(4) Incorporated by reference to exhibit filed as part of Report on Form 10-KSB for fiscal year ended September 30, 1997.

(5)      To be filed in definitive form not later than January 28, 1998.

                                   SIGNATURES


         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                XATA CORPORATION

Dated:  January 13, 1999       By:   /s/ Dennis R. Johnson
                                      ------------------------------------------
                                      Dennis R. Johnson, Chief Executive Officer
                                      (Principal executive officer)



         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Dated:  January 13, 1999           By:           /s/      Dennis R. Johnson
                                          --------------------------------------------------------
                                          Dennis R. Johnson, Director, Chief Executive Officer and
                                          President (Principal executive officer)

Dated:  January 13, 1999           By:           /s/      Gary C. Thomas
                                          --------------------------------------------------------
                                          Gary C. Thomas, Chief Financial Officer and Treasurer
                                          (Principal  accounting and financial officer)

Dated:  January 13, 1999           By:           /s/      William P. Flies
                                          --------------------------------------------------------
                                          William P. Flies, Director, Chief Technical Officer and
                                          Secretary

Dated:  January 13, 1999           By:           /s/      Stephen A. Lawrence
                                          --------------------------------------------------------
                                          Stephen A. Lawrence, Director

Dated:  January 13, 1999           By:           /s/      Roger W. Kleppe
                                          --------------------------------------------------------
                                          Roger W. Kleppe, Director

Dated:  January 13, 1999           By:           /s/      Carl M. Fredericks
                                          --------------------------------------------------------
                                          Carl M. Fredericks, Director

                                INDEX TO EXHIBITS


INDEX
NUMBER   DESCRIPTION
--------------------------------------------------------------------------------

10.9     Credit Agreement with Norwest Business Credit, Inc.

10.10 Master Security Agreement and Promissory Note with GE Capital Corporation Commercial Asset Funding, dated August 6, 1998.
21       Subsidiaries of the Company

23       Consent of McGladrey & Pullen, LLP, independent public accountants

27       Financial Data Schedule