Form 10QSB
period 1998-12-31
XATA CORP /MN/
filed 1999-02-11
CIK 854398

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

__X__ Quarterly report pursuant to Section 13 of 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 1998 or

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


            151 E. Cliff Road, Suite 10, Burnsville, Minnesota 55337
--------------------------------------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)


Registrant's telephone number, including area code:    (612) 894-3680
                                                    --------------------



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

                               Yes __X__ No _____


                      APPLICABLE ONLY TO CORPORATE ISSUERS:
As of February 11, 1998, the following securities of the Registrant were outstanding: 4,418,133 shares of Common Stock, $.01 par value per share.

                                XATA Corporation
                                      INDEX


PART I.                      FINANCIAL INFORMATION                   Page No.
                                                                     --------
          Item 1. Financial Statements:
              Balance Sheets as of
              December 31, 1998 and September 30, 1998                   3

              Statement of Operations for the Three
              Months Ended December 31, 1998 and 1996                    5

              Statement of Cash Flows for the Three
              Months Ended December 31, 1998 and 1997                    6

              Notes to Financial Statements                              7

          Item 2. Management's Discussion and Analysis or Plan of
                  Operation                                              8


PART II.  OTHER INFORMATION

          Item 1. Legal Proceedings                                      12

          Item 2. Changes in Securities                                  12

          Item 3. Defaults upon Senior Securities                        12

          Item 4. Submission of Matters to a Vote of Security Holders    12

          Item 5. Other Information                                      12

          Item 6. Exhibits and Reports on Form 8-K                       12

          Signatures                                                     13

PART I. Item 1. Financial Information


XATA Corporation
BALANCE SHEETS
December 31, 1998 and September 30, 1998

                                                                                     December 31,     September 30,
                                                                                         1998             1998
                                                                                     ------------     ------------
ASSETS:                                                                               (unaudited)       (audited)
Current Assets:

    Cash and cash equivalents                                                        $          0     $          0
    Available-for-sale securities                                                               0                0
    Accounts receivable, less allowance for doubtful accounts                           2,004,632        1,942,458
        of $787,457 at December 31, 1998, and $1,047,000 at September 30, 1998
    Current maturies of notes receivable                                                   29,219           44,496
    Inventories                                                                           297,153          474,011
    Prepaid expenses                                                                      104,246          104,480
    Deferred taxes                                                                              0                0
                                                                                     ------------     ------------
                       Total current assets                                             2,435,250        2,565,445

Equipment and leasehold improvements, at cost:

    Engineering and manufacturing equipment                                               844,438          844,438
    Office furniture and equipment                                                      1,697,448        1,677,269
    Leasehold improvements                                                                 38,417           38,417
                                                                                     ------------     ------------
                                                                                        2,580,303        2,560,124

    Less accumulated depreciation and amortization                                     (1,461,228)      (1,331,571)
                                                                                     ------------     ------------
                       Net equipment and leasehold improvements                         1,119,075        1,228,553
                                                                                     ------------     ------------

Other Assets:

    Capitalized software development costs, less accumulated amortization
        of $2,484,193 at December 31, 1998, and $2,395,993 at September 30, 1998        3,295,048        2,685,324
    Purchased software, less accumulated amortization
        of $1,169,054 at December 31, 1998, and $1,135,243 at September 30, 1998          230,946          264,757
    Goodwill, less accumulated amortization
        of $1,401,009 at December 31, 1998, and $1,393,866 at September 30, 1998          138,094          145,237
    Notes receivable                                                                        7,305           54,436
    Other                                                                                  39,304           42,217
                                                                                     ------------     ------------
                       Total other assets                                               3,710,697        3,191,971


                       Total assets                                                  $  7,265,022     $  6,985,969
                                                                                     ============     ============

XATA Corporation
BALANCE SHEETS
December 31, 1998 and September 30, 1998

                                                                                     December 31,     September 30,
                                                                                         1998             1998
                                                                                     ------------     ------------
LIABILITIES AND STOCKHOLDERS' EQUITY:                                                 (unaudited)       (audited)
Current Liabilities:

    Bank line of credit                                                              $    946,388     $    548,996
    Current maturies of long-term debt                                                    309,534          309,534
    Accounts payable                                                                    1,320,972        1,122,754
    Accrued expenses and taxes payable                                                    615,883          845,846
    Deferred revenue                                                                      813,987          729,820
                                                                                     ------------     ------------
                       Total current liabilities                                        4,006,764        3,556,950

Long-term Liabilities:

    Long-term debt                                                                        368,326          461,491
    Deferred taxes                                                                              0                0
                                                                                     ------------     ------------
                       Total long-term liabilities                                        368,326          461,491

Stockholders' Equity:

    Commonstock, par value $.01 per share, authorized 8,333,333 shares;
          issued 4,430,633 at December 31, 1998 and 4,430,633 at
          September 30, 1998                                                               44,306           44,306
    Additional paid-in capital                                                          9,398,821        9,398,821
    Common stock to be issued                                                             135,688          135,688
    Retained earnings (accumulated deficit)                                            (6,688,883)      (6,611,287)
                                                                                     ------------     ------------

                       Total stockholders' equity                                       2,889,932        2,967,528
                                                                                     ------------     ------------

                       Total liabilities and stockholders' equity                    $  7,265,022     $  6,985,969
                                                                                     ============     ============

XATA Corporation
STATEMENT OF OPERATIONS
(unaudited)
For the Three Months ended December 31, 1998 and 1997

                                                           Three Month Periods
                                                           Ended December 31,
                                                         1998                1997
                                                    -------------       -------------
Net sales                                           $   2,352,334       $   2,557,797

Cost of sales                                           1,309,559           1,457,096
                                                    -------------       -------------

    Gross profit                                        1,042,775           1,100,701

Operating expenses                                      1,081,066           1,465,228
                                                    -------------       -------------

    Operating loss                                        (38,291)           (364,527)

Non-operating (expense) income:
    Interest (expense)                                    (41,800)             (3,664)
    Interest income                                         2,495              36,405
                                                    -------------       -------------
                                                          (39,305)             32,741

                                                    -------------       -------------
Net loss before income taxes                              (77,596)           (331,786)

Income tax expense (benefit)                                   --            (132,714)
                                                    -------------       -------------
Net loss                                            $     (77,596)      $    (199,072)
                                                    =============       =============

Net loss per share
             Basic EPS                              $       (0.02)      $       (0.05)
                                                    =============       =============
             Diluted EPS                            $       (0.02)      $       (0.05)
                                                    =============       =============

Weighted average common and common
    equivalent shares outstanding
             Basic EPS                                  4,418,133           4,414,009
                                                    =============       =============
             Diluted EPS                                4,418,133           4,414,009
                                                    =============       =============

XATA Corporation
STATEMENT OF CASH FLOWS
(unaudited)
For the Three Months Ended December 31, 1998 and 1997

                                                                                                      Three Month Periods
                                                                                                       Ended December 31,
                                                                                                     1998              1997
                                                                                                 ------------     ------------
Cash Flows from Operating Activities

    Net income (loss)                                                                            $    (77,596)    $   (199,072)
    Adjustments to reconcile net income (loss) to net cash provided by
              (used in) operating activities:
                       Depreciation and amortization                                                  261,723          412,900
                       Deferred taxes
                       (Increase) decrease in accrued income in available-for-sale securities               0           41,775
                       Amortization of discount on note payable                                             0            3,664
                       Change in assets and liabilities:
                              (Increase) decrease in accounts receivable                              (62,174)        (457,962)
                              (Increase) decrease in inventories                                      176,858         (119,605)
                              (Increase) decrease in prepaid expenses                                     234           12,861
                              (Increase) decrease in deferred tax asset                                     0         (132,714)
                              Increase (decrease) in accounts payable                                 198,218           23,472
                              Increase (decrease) in accrued expenses and taxes payable              (229,963)          12,215
                              Increase (decrease) in deferred revenue                                  84,167          (72,510)
                                                                                                 ------------     ------------
                                       Net cash provided by (used in) operating activities            351,467         (474,976)
                                                                                                 ------------     ------------

Cash Flows from Investing Activities
    Purchase of available-for-sale securities                                                               0       (1,498,340)
    Principal payments received on notes receivable                                                    62,408                0
    Proceeds from sale and maturity of available-for-sale securities                                        0        2,308,103
    Purchase of fixed assets                                                                          (20,179)        (162,697)
    Additions to software development costs                                                          (697,923)        (523,216)
                                                                                                 ------------     ------------
                                        Net cash provided by (used in) investing activities          (655,694)         123,850
                                                                                                 ------------     ------------

Cash Flows from Financing Activities
    Net increase (decrease) in line of credit                                                         397,392                0
    Repayment of long-term debt                                                                       (93,165)               0
    Proceeds from options and warrants exercised                                                            0           15,000
    Proceeds from public stock offering                                                                     0                0
                                                                                                 ------------     ------------
                                        Net cash provided by (used in) financing activities           304,227           15,000
                                                                                                 ------------     ------------

                       Increase (decrease) in cash and cash equivalents                                     0         (336,126)

Cash and Cash Equivalents
    Beginning                                                                                               0          336,126
                                                                                                 ------------     ------------
    Ending                                                                                       $          0     $          0
                                                                                                 ============     ============

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 1. MANAGEMENT STATEMENT

In the opinion of management of the Company, the accompanying unaudited financial statements contain all adjustments (consisting of only normal, recurring accruals) necessary to present fairly the financial position of the Company as of December 31, 1998 and the results of operations and cash flows for the three month periods ended December 31, 1998 and 1997. The results of operations for any interim period are not necessarily indicative of the results for the fiscal year ending September 30, 1999. These interim financial statements should be read in conjunction with the Company's annual financial statements and related notes thereto included in the Company's Form 10-KSB and Annual Report to shareholders for the fiscal year ended September 30, 1998.


NOTE 2. BASIC AND DILUTED PER SHARE

Basic per-share amounts are computed, generally, by dividing net income or loss by the weighted-average number of common shares outstanding. Diluted per-share amounts assume the conversion, exercise or issuance of all potential common stock instruments unless the effect is anti-dilutive thereby reducing the loss or increasing the income per common share. Because the Company has incurred a loss in all periods presented, the inclusion of potential common shares in the calculation of diluted loss per share would have an anti-dilutive effect. Therefore, basic and diluted loss per share amounts are the same in all periods presented.


NOTE 3. CORPORATE LIQUIDITY AND SUBSEQUENT EVENTS

As discussed in the Company's 1998 financial statements, Management's plans in regards to meeting the Company's working capital needs in fiscal 1999 include, among other things, the divestiture of certain nonessential and under-performing product lines. On February 4, 1999, the Company sold one of the under-performing product lines, its Peoria, Illinois operation for approximately $415,000 in cash. In addition to selling all the assets associated with this product line, the purchaser also assumed the lease underlying the facility in Peoria. The Company expects to record a small gain from the sale of these assets. In addition to the cash received from the sale of these assets, management believes this sale will also bring future reductions in both operating costs and cash flow usage.

The Company continues to increase the emphasis on promoting its core onboard computing products and intends to sell additional non-essential and under-performing product lines. Management believes that the disposition of the under-performing product lines and significant operational cost-reduction efforts will provide positive cash flow from operations. However, there can be no assurance that current financial arrangements will be sufficient or that additional financing, if needed, can be obtained on terms acceptable to the Company.

PART I ITEM 2. Management's discussion and analysis or plan of operation. The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company's results of operation and financial condition. This discussion should be read in conjunction with the financial statements in Item 1 and the Company's report on Form 10-KSB for the period ended September 30, 1998.

RESULTS OF OPERATIONS
NET SALES. The Company's net sales for the three months ended December 31, 1998 were $2,352,334, a decrease of 8%, compared to sales of $2,557,797 for the comparable three month period ended December 31, 1997, but a 6% increase compared to the three month period ended September 30, 1998. The decrease is net sales compared to the same period a year ago was due primarily to lower stand alone software sales, partially offset by higher sales of onboard computers.
The Company anticipates that total Company revenue for fiscal 1999 will exceed fiscal 1998 levels.

GROSS PROFIT. The Company had a gross profit of $1,042,775 (44.3% of net sales) for the three months ended December 31, 1998, compared to a gross profit of $1,100,701 (43.0% of net sales) for the same period a year ago. The increase in the gross margin was the result of a change in product mix and a reduction in amortization of capitalized software development costs. During fiscal 1998, certain capitalized software development costs had become fully amortized. Accordingly, the cost of sales for the three months ended December 31, 1998 does not include amortization expense for certain products sold whereas amortization expense for these same products was included in cost of sales in the comparable period in fiscal 1998. Amortization of capitalized software development costs is expected to increase during the remainder of fiscal 1999 to levels similar to fiscal 1998 as a result of the introduction of newly development products, principally the Windows version of OpCenter(TM).

OPERATING EXPENSES. Operating expenses include research and development, selling expenses and general and administrative expenses. Total operating expenses were $1,081,066 for the three month period ended December 31, 1998 (46.0% of net sales) compared to $1,465,228 (57.3% of net sales) for the comparable prior year period.

Operating expenses other than research and development were $973,828 (41.4% of net sales) for the three month period ended December 31, 1998 compared to $1,228,556 (48.0 % of net sales) for the comparable prior year period. The decrease of $236,672 in non research and development operating costs was due to cost-cutting efforts which reduced the number of employees and associated expenses as well as decreased other operating expenses including travel and office supplies. The Company expects that operating expenses for fiscal 1999 will be lower than during fiscal 1998.

The Company's market position is based on its strong research capability and its technology leadership, as evidenced by its growing customer base. The Company has significantly increased expenditures for its combined research and development and capitalized software development over the past two years. Expenditures for research and development are included in operating expenses and are charged to operations as incurred. These research and development expenses during the three months ended December 31, 1998 were $117,238 compared to $236,672 during the comparable fiscal 1998 period. The decrease over the prior year period occurred primarily as the result of a reduction in staffing and the completion of several scheduled projects. Software development costs are capitalized after the establishment of technological feasibility of new products. Capitalized software development costs are amortized to cost of sales over the expected useful life of the product, beginning when the first commercial sales are made. The recoverability of capitalized costs is evaluated each quarter. Software development costs of $697,923 were capitalized for the three month period ended December 31, 1998, compared to $523,216 for the comparable three month period in fiscal 1998. The increase is due to the redevelopment of Desktop Dispatch and new software applications, primarily OpCenter(TM) and SmartCom, in response to industry requirements and customer needs. The Company anticipates that expenditures for research and development and capitalized software development will remain at fiscal 1998 levels during fiscal 1999 but increase during fiscal 2000.

INTEREST INCOME AND EXPENSES. Net interest expense for the three month period ended December 31, 1998 was $39,305 compared to interest income of $32,741 in the comparable prior year period. The increase in interest expense and decrease in interest income was due to a decrease in cash and marketable securities and the expense associated with the use of the bank line of credit with Norwest Business Credit Corporation.

INCOME TAXES. Income tax expense, when recorded, is at a 40% effective rate. No significant income tax expense or benefit was recorded for the three month period ended December 31, 1998. A tax benefit of $132,714 was recorded for the comparable 1997 period.
 .
NET INCOME. Net loss for the three month period ended December 31, 1998, was $77,596 compared to net loss of $199,072 for the comparable fiscal 1998 period. The $121,476 decrease was primarily the result of lower operating expenses partially offset by lower revenues and higher interest expense.

LIQUIDITY AND CAPITAL RESOURCES
At December 31, 1998, the Company had a working capital deficit of $1,571,514 compared to a deficit of $991,505 at September 30, 1998.

Cash flows provided by operating activities during the three months ended December 31, 1998 totaled $351,467 compared to cash used in operating activities of $474,976 for the same period a year ago. Cash provided by operations for the three months ended December 31, 1998 of approximately $351,000 was primarily the result of a net loss of $78,000 offset by the non-cash expense of deprecation and amortization of $262,000 and the net change in other working capital items of $167,000, primarily the reduction in inventories of $177,000.

Cash flows used in investing activities was $655,694 for the period ending December 31, 1998 compared to cash provided of $123,850 during the same period last year. The increase in cash used from investing activities was due primarily to increases in software development costs and the non-availablity of cash and marketable securities held.

Cash flows provided by financing activities was $304,227 during the three months ended December 31, 1998 compared to $15,000 during the same period a year ago. The increase was due to additional use of the Company's bank line of credit, partially offset by repayments of the Company's long term debt.

During fiscal 1999, cash will be required to meet working capital needs, including inventory and accounts receivable financing, sales and marketing expenditures, customer support, continuing research and development expenses and capital expenditures. The Company believes its 1) cash from operations, 2) bank line of credit, 3) current vendor terms and 4) the sale and planned sale of under performing assets will provide adequate cash to fund the delivery of its anticipated revenues for the foreseeable future. The Company's future cash flows from operations may, however, vary depending on a number of factors including the level of competition, general economic conditions as well as other factors beyond the

Company's control. Moreover, any significant new product development in the near term will require external funding. No assurance can be given that the Company's predictions regarding its cash needs will prove accurate, that the Company will not require additional financing, that the Company will be able to secure any required additional financing when needed or at all, or that such financing, if obtained, will be on terms favorable or acceptable to the Company.

FORWARD-LOOKING STATEMENTS
THIS DOCUMENT INCLUDES FORWARD-LOOKING STATEMENTS BASED ON CURRENT EXPECTATIONS. ACTUAL RESULTS MAY DIFFER MATERIALLY. THESE FORWARD-LOOKING STATEMENTS INVOLVE A NUMBER OF RISKS AND UNCERTAINTIES INCLUDING, BUT NOT LIMITED TO, THE RECEIPT AND SHIPPING OF NEW ORDERS FOR THE COMPANY'S CURRENT PRODUCTS; THE TIMELY INTRODUCTION AND MARKET ACCEPTANCE OF NEW PRODUCTS; THE SUCCESSFUL AND TIMELY DISPOSITION OF THE COMPANY'S NON-CORE BUSINESS UNITS AND THE DETERMINATION OF WRITE-DOWNS, IF ANY, ASSOCIATED WITH SUCH TRANSACTIONS; RESEARCH AND DEVELOPMENT FUNDING AT THE LEVELS REQUIRED; AND THE ABILITY TO SECURE AND MAINTAIN STRATEGIC PARTNER RELATIONSHIPS.

PART II. OTHER INFORMATION

        Item 1.  Legal Proceedings - None

        Item 2.  Changes In Securities - None

        Item 3.  Defaults upon Senior Securities - None

        Item 4.  Submission of Matters to a Vote of Security Holders - None

        ITEM 5.  OTHER INFORMATION
         SUBSEQUENT EVENTS. On February 4, 1999, the Company sold its Peoria, Illinois operation to Mobile Security Communications, Incorporated
         (MSC), a privately held company located in Roswell, Georgia. The transaction was an asset purchase with all of the employees of the operation hired by MSC. In addition, all lease obligations were assumed by MSC. The sale price was approximately $415,000. The Company will record a small gain from the sale of these assets.

         On February 8, 1998, the Company's Board of Directors named Edward T. Michalek as President and Chief Executive Officer to replace Dennis R. Johnson. Mr. Johnson will remain as a member of the Company's Board of Directors.


        Item 6.  Exhibits and Reports on Form 8-K - Financial Data Schedule

SIGNATURES
Pursuant to the requirements of the Securities and Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



      Dated: February 11, 1999         XATA Corporation
                                       (Registrant)



                                       by:    /s/ Gary C. Thomas
                                           ---------------------
                                           Gary C. Thomas
                                           Chief Financial Officer
                                           (Signing as Principal Financial and
                                           Accounting Officer and as Authorized)