Form 10QSB
period 1999-03-31
XATA CORP /MN/
filed 1999-05-14
CIK 854398

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

__X__ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


For the quarterly period ended March 31, 1999 or

_____ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


For the transition period from ___________ to ____________

Commission File Number:                 0-27166
                       -----------------------------------------


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

            151 E. Cliff Road, Suite 10, Burnsville, Minnesota 55337
--------------------------------------------------------------------------------
                  (Address of Principal Executive Offices)   (Zip Code)


Registrant's telephone number, including area code:  (612) 894-3680
                                                    ----------------


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

                                 Yes _X_ No ___


                      APPLICABLE ONLY TO CORPORATE ISSUERS:
As of May 13, 1999, the following securities of the Registrant were outstanding:
4,418,133 shares of Common Stock, $.01 par value per share.

                                XATA Corporation
                                      INDEX

                                                                        Page No.
PART I.            FINANCIAL INFORMATION                                --------
          Item 1.  Financial Statements:
              Balance Sheets as of
              March 31, 1999 and September 30, 1998                        3

              Statements of Operations for the Three and Six
              Months Ended March 31, 1999 and 1998                         5

              Statements of Cash Flows for the Six
              Months Ended March 31, 1999 and 1998                         6

              Notes to Financial Statements                                7

          Item 2.  Management's Discussion and Analysis or Plan of
                   Operation                                               8


PART II.  OTHER INFORMATION
          Item 1. Legal Proceedings                                        11

          Item 2. Changes in Securities                                    11

          Item 3. Defaults upon Senior Securities                          11

          Item 4. Submission of Matters to a Vote of Security Holders      11

          Item 5. Other Information                                        11

          Item 6. Exhibits and Reports on Form 8-K                         12

          Signatures                                                       13

PART I. Item 1. Financial Information


XATA Corporation
BALANCE SHEETS
March 31, 1999 and September 30, 1998

                                                                                   March 31,        September 30,
ASSETS:                                                                              1999                1998
                                                                                 ------------       ------------
                                                                                  (unaudited)         (audited)
Current Assets:

    Cash and cash equivalents                                                    $    213,682                 --
    Available-for-sale securities                                                          --                 --
    Accounts receivable, less allowance for doubtful accounts
        of $146,794 at March 31, 1999, and $1,047,000 at September 30, 1998         1,600,245          1,942,458
    Notes receivable, current portion                                                  17,854             44,496
    Inventories                                                                       303,088            474,011
    Prepaid expenses                                                                  107,168            104,480
                                                                                 ------------       ------------
                       Total current assets                                         2,242,037          2,565,445

Equipment and leasehold improvements, at cost:

    Engineering and manufacturing equipment                                           809,491            844,438
    Office furniture and equipment                                                  1,392,768          1,677,269
    Leasehold improvements                                                             22,141             38,417
                                                                                 ------------       ------------
                                                                                    2,224,400          2,560,124

    Less accumulated depreciation and amortization                                 (1,478,684)        (1,331,571)
                                                                                 ------------       ------------
                       Net equipment and leasehold improvements                       745,716          1,228,553
                                                                                 ------------       ------------

Other Assets:

    Notes receivable, long term portion                                                    --             54,436
    Capitalized software development costs, less accumulated amortization
        of $246,211 at March 31, 1999, and $2,395,993 at September 30, 1998         3,587,781          2,685,324
    Purchased software, less accumulated amortization
        of $100,008 at March 31, 1998, and $1,135,243 at September 30, 1998            99,992            264,757
    Goodwill, less accumulated amortization
        of $69,049 at March 31, 1998, and $1,393,866 at September 30, 1998            130,951            145,237
    Other                                                                              35,889             42,217
                                                                                 ------------       ------------
                       Total other assets                                           3,854,613          3,191,971





                       Total assets                                              $  6,842,366       $  6,985,969
                                                                                 ============       ============

XATA Corporation
BALANCE SHEETS
March 31, 1999 and September 30, 1998

                                                                               March 31,       September 30,
                                                                                 1999              1998
                                                                             ------------      ------------
                                                                             (unaudited)         (audited)
LIABILITIES AND STOCKHOLDERS' EQUITY:
Current Liabilities:

    Bank line of credit (Note 8)                                             $     65,925      $    548,996
    Current maturities of long term debt                                          300,549           309,534
    Accounts payable                                                            1,350,718         1,122,754
    Accrued expenses and taxes payable                                            741,405           845,846
    Deferred revenue                                                              847,494           729,820
                                                                             ------------      ------------
                       Total current liabilities                                3,306,091         3,556,950

Long-term Liabilities:

    Long-term debt                                                                308,402           461,491
    Deferred taxes                                                                     --                --
                                                                             ------------      ------------
                       Total long-term liabilities                                308,402           461,491

Stockholders' Equity:

    Commonstock, par value $.01 per share, authorized 8,333,333 shares;
          issued 4,430,633 at March 31, 1999 and 4,430,633 at
          September 30, 1998                                                       44,306            44,306
    Additional paid-in capital                                                  9,398,821         9,398,821
    Common stock to be issued, 12,500 shares                                      135,688           135,688
    Retained earnings (accumulated deficit)                                    (6,350,942)       (6,611,287)
                                                                             ------------      ------------

                       Total stockholders' equity                               3,227,873         2,967,528
                                                                             ------------      ------------

                       Total liabilities and stockholders' equity            $  6,842,366      $  6,985,969
                                                                             ============      ============

XATA Corporation
STATEMENTS OF OPERATIONS
For the Three and Six Months ended March 31, 1999 and 1998

                                             Three Month Periods              Six Month Periods
                                               Ended March 31,                 Ended March 31,
                                            1999            1998            1999            1998
                                        ------------    ------------    ------------    ------------
                                         (unaudited)     (unaudited)     (unaudited)     (unaudited)
Net sales                               $  3,366,664    $  3,440,896    $  5,718,998    $  5,998,692

Cost of sales                              1,819,575       2,013,751       3,129,133       3,470,846
                                        ------------    ------------    ------------    ------------

    Gross profit                           1,547,089       1,427,145       2,589,865       2,527,846

Operating expenses                         1,194,436       1,415,535       2,275,503       2,880,763
                                        ------------    ------------    ------------    ------------

    Operating income (loss)                  352,653          11,610         314,362        (352,917)

Non-operating (expense) income:
    Interest (expense)                       (39,589)         (3,350)        (81,390)         (7,015)
    Interest income                              450          29,688           2,946          66,094
    Gain on sale of assets                    24,428                          24,428
                                        ------------------------------------------------------------
                                             (14,711)         26,338         (54,016)         59,079

                                        ------------    ------------    ------------    ------------
Net income (loss) before income taxes        337,942          37,948         260,346        (293,838)

Income tax provision (benefit)                     0          15,179               0        (117,535)
                                        ------------    ------------    ------------    ------------
Net income (loss)                       $    337,942    $     22,769    $    260,346    $   (176,303)
                                        ============    ============    ============    ============


Net income (loss) per share
             Basic EPS                  $       0.08    $       0.01    $       0.06    $      (0.04)
                                        ============    ============    ============    ============
             Diluted EPS                $       0.08    $       0.01    $       0.06    $      (0.04)
                                        ============    ============    ============    ============

Weighted average common and common
    equivalent shares outstanding
             Basic EPS                     4,418,133       4,417,559       4,418,133       4,415,784
                                        ============    ============    ============    ============
             Diluted EPS                   4,460,298       4,417,559       4,459,582       4,415,784
                                        ============    ============    ============    ============

XATA Corporation
STATEMENTS OF CASH FLOWS
For the Six Months Ended March 31, 1999 and 1998

                                                                                            Six Month Periods
                                                                                             Ended March 31,
                                                                                          1999             1998
                                                                                      ------------     ------------
                                                                                       (unaudited)      (unaudited)
Cash Flows from Operating Activities

                                                                                      ------------     ------------
                               Net cash provided by (used in) operating activities       1,510,219         (692,870)
                                                                                      ------------     ------------

Cash Flows from Investing Activities
    Purchase of available-for-sale securities                                                    0       (1,999,156)
    Proceeds from sale and maturity of available-for-sale securities                             0        4,351,425
    Proceeds from principal payments received on notes payable                              81,078                0
    Purchase of fixed assets                                                               (50,870)        (349,726)
    Additions to software development costs                                             (1,167,301)      (1,204,565)
    Proceeds from sale of assets                                                           485,701                0
                                                                                      ------------     ------------
                               Net cash provided by (used in) investing activities        (651,392)         797,978
                                                                                      ------------     ------------

Cash Flows from Financing Activities
    Net increase (decrease) in line of credit                                             (483,071)               0
    Proceeds from long-term debt                                                            (8,985)               0
    Repayment of long-term debt                                                           (153,089)               0
    Proceeds from options and warrants exercised                                                 0           15,000

                                                                                      ------------     ------------
                               Net cash provided by (used in) financing activities        (645,145)          15,000
                                                                                      ------------     ------------

                       Increase (decrease) in cash and cash equivalents                    213,682          120,108

Cash and Cash Equivalents
    Beginning                                                                                   --          336,126
                                                                                      ------------     ------------
    Ending                                                                            $    213,682     $    456,234
                                                                                      ============     ============

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 1. MANAGEMENT STATEMENT

In the opinion of management of the Company, the accompanying unaudited financial statements contain all adjustments (consisting of only normal, recurring accruals) necessary to present fairly the financial position of the Company as of March 31, 1999 and the results of operations and cash flows for the three and six month periods ended March 31, 1999 and 1998. The results of operations for any interim period are not necessarily indicative of the results for the fiscal year ending September 30, 1999. These interim financial statements should be read in conjunction with the Company's annual financial statements and related notes thereto included in the Company's Form 10-KSB and Annual Report to shareholders for the fiscal year ended September 30, 1998.


NOTE 2. BASIC AND DILUTED PER SHARE

Basic per-share amounts are computed, generally, by dividing net income or loss by the weighted-average number of common shares outstanding. Diluted per-share amounts assume the conversion, exercise or issuance of all potential common stock instruments unless the effect is anti-dilutive thereby reducing the loss or increasing the income per common share


NOTE 3. CORPORATE LIQUIDITY AND SUBSEQUENT EVENTS

The Company continues to emphasize promotion of its core onboard computing products and continues to evaluate opportunities to sell non-core and under-performing product lines. Management believes that the disposition of the under-performing product lines and operational cost-reduction efforts will provide positive cash flow from operations. The Company believes 1) cash from operations, 2) bank line of credit, 3) current vendor terms, 4) the sale of under performing assets and 5) an infusion of new equity will provide adequate cash to fund the delivery of its anticipated revenues for the foreseeable future. Any significant new product development in the near term will require external funding. The Company may not be able to secure external funding when needed or at all, and such financing, if available, may not be on terms favorable or acceptable to the Company.

On May 13, 1999 the Company completed the sale of 40,000 shares of Series A convertible Preferred Stock. The sale resulted in an infusion of $600,000 in cash. This cash will be used primarily for new product development.


NOTE 4. SALES OF ASSETS

On February 4, 1999, the Company sold a non-core business unit located in Peoria, Illinois for $350,000 plus approximately $65,000 for certain open account receivable, associated with that business. The sale resulted in a gain of approximately $31,000. In addition, the Company sold a piece of real estate, no longer needed by the Company, for approximately $72,000 resulting in a loss of approximately $7,000.

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

RESULTS OF OPERATIONS
NET SALES. The Company's net sales for the three months ended March 31, 1999 decreased 2.2% to $3,366,664 as compared to sales of $3,440,896 for the comparable three month period ended March 31, 1998. Net sales for the six months ended March 31, 1999 decreased 4.7% to $5,718,998 from the comparable six months ended March 31, 1998. The decreases were primarily due to slightly lower unit sales prices partially offset by higher service revenues. The Company anticipates that total revenue for fiscal 1999 will exceed fiscal 1998 levels.

GROSS PROFIT. The Company had a gross profit of $1,547,089 (46.0% of net sales) for the three months ended March 31, 1999, compared to a gross profit of $1,427,145 (41.5% of net sales) for the comparable period in 1998. The six month totals were $2,589,864 (45.3% of net sales) and $2,527,846 (42.1% of net sales)
respectively. The increase in gross profit percentage is due primarily to higher service revenues and a reduction in the amortization of capitalized software development costs. During fiscal 1998, certain capitalized software development costs became fully amortized. Accordingly, cost of goods sold for the three and six month periods ended March 31, 1999 does not include amortization expense for certain products that were in the comparable periods for fiscal 1998.

OPERATING EXPENSES. Operating expenses include research and development, selling expenses and general and administrative expenses. Total operating expenses were $1,194,437 for the three month period ended March 31, 1999 (35.5% of net sales) compared to $1,415,535 (41.1% of net sales) for the comparable prior year period. The six month totals were $2,275,503 (39.8% of net sales) and $2,880,763 (48.0% of net sales), respectively.

Operating expenses other than research and development were $954,335 (28.3% of net sales) for the three month period ended March 31, 1999 compared to $1,082,764 (31.5% of net sales) for the comparable prior year period. The six month totals were $1,749,138 (30.6% of net sales) and $2,311,320 (38.5% of net sales), respectively. The decreases of $307,454 and $562,182 for the three and six month periods ended March 31, 1999 compared to the comparable prior year periods were primarily due to planned decreases in salaries and wages and associated benefits, and planned decreases in sales, marketing, advertising and depreciation and amortization expenses. These were offset somewhat by the increase in public company expense. The Company will continue to monitor operating expenses to better match them with current and future revenue opportunities. The Company expects operating expenses for fiscal 1999 to be lower than fiscal 1998.

The Company's market position is based on its strong research capability and its technology leadership, as evidenced by its growing customer base. The Company has significantly increased expenditures for its combined research and development and capitalized software development over the past two years. Expenditures for research and development are included in operating expenses and are charged to operations as incurred. These research and development expenses during the three and six months ended March 31, 1999 were $240,101 and $357,239 respectively. During the comparable fiscal 1998 period reasearch and development expenditures were $138,761 and $354,466 respectively. The increase over the prior year period occurred primarily as the result of several new scheduled projects. Software development costs are capitalized after the establishment of technological feasibility of new products. Capitalized software development costs are amortized to cost of sales over the expected useful life of the product, beginning when the first commercial sales are made. The recoverability of capitalized costs is evaluated each quarter. Software development costs of $469,378 were capitalized for the three month period ended March 31, 1999, and $1,167,301 for the six months ended March 31, 1999. This compares to $681,349 and $1,204,564 for the comparable three and six month periods in fiscal 1998. The decrease is due to the completion of Desktop Dispatch redevelopment, completion of Phase I of the Symbol project and the completion of Phase I of OpCenter(TM). The Company anticipates that expenditures for research and development and capitalized software development will remain at fiscal 1998 levels during fiscal 1999 but increase during fiscal 2000.

INTEREST INCOME AND EXPENSES. Net interest expense for the three month period ended March 31, 1999 was $39,589 compared to interest income of $26,338 in the comparable prior year period. For the six month period ending March 31, 1999, net interest expense was $78,444 and interest income of $59,079, respectively. The Company anticipates that net interest expense will continue to increase as the bank line of credit is used to support software development programs.

OTHER INCOME AND EXPENSE. During the period ending March 31, 1999 the Company recorded a gain on the sale of assets related to its Peoria operation of $31,470. This was partially offset by a loss, $7,042, on the sale of a Company owned building.

INCOME TAXES. No income tax expense or benefit was recorded for the three and six month periods ending March 31, 1999 due to no utilization of the Company's net operating losses. Income tax expense for the three month period ending March 31, 1998 was $15,179. For the six month period ending March 31, 1998 an income tax benefit of $117,535 was recorded.

NET INCOME. The Company recorded net income of $337,942 for the three month period ended March 31, 1999, compared to net income of $22,769 for the comparable 1998 period. The six month totals were a net income of $260,346 and net loss of $176,303, respectively. Of the net income recorded for the three and six month periods ending March 31, 1999, $24,428 was a net gain on the sale of assets. The remaining $313,514 and $235,918 in the 1999 period was primarily the result of lower operating expenses.

LIQUIDITY AND CAPITAL RESOURCES
At March 31, 1999, the Company had a working capital deficit of $1,064,054 compared to a deficit of $991,505 at September 30, 1998.

Cash flows provided by operating activities during the six months ended March 31, 1999 totaled $1,510,219 compared to cash used in operating activities of $692,870 for the same period a year ago. Cash provided by operations for the six months ended March 31, 1999 was primarily the result of a net income, and non cash expenses, (depreciation and amortization of $815,918) a decrease in accounts receivable and an increase in accounts payable of $435,050 and other working capital items of $79,983

Cash flows used in investing activities were $651,392 for the period ending March 31, 1999 compared to cash provided of $797,978 during the same period last year. The cash used in investing activities was primarily for software development costs and the purchase of fixed assets. These were partially offset by the proceeds from the sale of assets.

Cash flows used in financing activities were $645,145 during the six months ended March 31, 1999 compared to cash provided of $15,000 during the same period a year ago. The cash was used to reduce debt.

During fiscal 1999, cash will be required to meet working capital needs, including inventory and accounts receivable financing, sales and marketing expenditures, customer support, continuing research and development expenses and capital expenditures. The Company believes that 1) cash from operations, 2) bank line of credit, 3) current vendor terms, 4) the sale and planned sale of under performing assets and 5) an infusion of new equity will provide adequate cash to fund the delivery of its anticipated revenues and development needs for the foreseeable future. Accordingly the Company has formally requested that the "going concern" statement be removed from the Form 10-KSB dated September 30, 1998. Any significant new product development in the near term will require external funding. The Company may not be able to secure external funding when needed or at all, and such financing, if available, may not be on terms favorable or acceptable to the Company.



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

PART II. OTHER INFORMATION

         Item 1.  Legal Proceedings - None

         Item 2.  Changes In Securities -

                  On May 13, 1999 the Company sold 40,000 shares of Series A 8% Convertible Preferred Stock for $15.00 per share. Under the terms of the sale, the Company is to register the underlying common stock within 30 days of the sale date. The sale was a private placement to pre-qualified investors, individuals who met annual income or net worth pre-requisites, for cash. No underwriting fees or commissions were paid. The preferred stock is convertible into common at the rate of 1 to 10. This will result in a price per common share of $1.50.

         Item 3.  Defaults upon Senior Securities - None

         Item 4.  Submission of Matters to a Vote of Security Holders -

                  The annual meeting of shareholders of the Company was held on February 17, 1999. As of the record date, December 21, 1998 there were 4,418,133 shares of Common Stock issued and outstanding. There were present and voting at the meeting, in person or by proxy, 3,852,898 shares of Common Stock (approximately 87% of the total issued and outstanding).

                  Matters voted upon and results thereof are as follows:

                  1. Election of Directors:

                                                 FOR          AGAINST
                  Dennis R. Johnson           3,030,392      822,506
                  William P. Flies            3,765,123       87,775
                  Carl M. Fredericks          3,717,902      134,996
                  Roger Kleppe                3,764,223       88,675
                  Stephen Lawrence            3,546,569      306,329


                  2. Ratification of appointment of McGladrey & Pullen, LLP as the independent auditors of the Company for the year ending September 30, 1998:

                  FOR  3,816,823     AGAINST  12,555        ABSTAIN  23,520
                      -----------            -----------            -----------

         Item 5.  Other Information

                  Subsequent Events -- On May 13, 1999 the Company sold 40,000 shares of Series A 8% Convertible Preferred Stock at $15.00 per share to pre-qualified investors. Total proceeds to the Company were $600,000.

         Item 6.  Exhibits and Reports on Form 8-K - Financial Data Schedule

                  * Exhibit 4.2 - Certificate of Designation of Series A Convertible Preferred Stock

                  *   Exhibit 27 - Financial Data Schedule

SIGNATURES
Pursuant to the requirements of the Securities and Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



       Dated: May 13, 1999             XATA Corporation
                                       (Registrant)



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