Form 10QSB
period 1999-06-30
XATA CORP /MN/
filed 1999-08-10
CIK 854398

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

    X    Quarterly report pursuant to Section 13 or 15(d) of the Securities
-------- Exchange Act of 1934


For the quarterly period ended June 30, 1999 or

         Transition report pursuant to Section 13 or 15(d) of the Securities -------- Exchange Act of 1934


For the transition period from ___________ to ____________

Commission File Number:                             0-27166
                                 ----------------------------------------------


                                XATA Corporation
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)


         Minnesota                                      41-1641815
-------------------------------                -------------------------------
(State or Other Jurisdiction of                (I.R.S. Employer Identification
Incorporation or Organization)                            Number)

            151 E. Cliff Road, Suite 10, Burnsville, Minnesota 55337
--------------------------------------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)


Registrant's telephone number, including area code:    (612) 894-3680
                                                     -------------------



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


                      APPLICABLE ONLY TO CORPORATE ISSUERS:
As of August 9, 1999, the following securities of the Registrant were outstanding: 4,423,133 shares of Common Stock, $.01 par value per share.

                                XATA Corporation
                                      INDEX



PART I.                  FINANCIAL INFORMATION                                            Page No.
                                                                                          --------
               Item 1.   Financial Statements:
                 Balance Sheets as of
                 June 30, 1999 and September 30, 1998                                         3

                 Statements of Operations for the Three and Nine
                 Months Ended June 30, 1999 and 1998                                          5

                 Statements of Cash Flows for the Nine
                 Months Ended June 30, 1999 and 1998                                          6

                 Notes to Financial Statements                                                7

               Item 2.   Management's Discussion and Analysis or Plan of Operation            8

PART II.     OTHER INFORMATION
             Item 1. Legal Proceedings                                                        11

             Item 2. Changes in Securities                                                    11

             Item 3. Defaults upon Senior Securities                                          11

             Item 4. Submission of Matters to a Vote of Security Holders                      11

             Item 5. Other Information                                                        11

             Item 6. Exhibits and Reports on Form 8-K                                         11

             Signatures                                                                       12

PART I.  Item 1. Financial Information


XATA Corporation
BALANCE SHEETS
June 30, 1999 and September 30, 1998

                                                                                June 30,     September 30,
ASSETS:                                                                           1999           1998
                                                                              -----------    -------------
                                                                              (unaudited)      (audited)
Current Assets:

    Cash and cash equivalents                                                 $   487,541              --
    Accounts receivable, less allowance for doubtful accounts
        of $230,794 at June 30, 1999, and $1,047,000 at September 30, 1998      1,946,454       1,942,458
    Notes receivable, current portion                                              17,854          44,496
    Inventories                                                                   357,921         474,011
    Prepaid expenses                                                              121,102         104,480
    Deferred taxes                                                                      0               0
                                                                              -----------     -----------
                 Total current assets                                           2,930,872       2,565,445

Equipment and leasehold improvements, at cost:

    Engineering and manufacturing equipment                                       793,568         844,438
    Office furniture and equipment                                              1,398,696       1,677,269
    Leasehold improvements                                                         38,064          38,417
                                                                              -----------     -----------
                                                                                2,230,328       2,560,124

    Less accumulated depreciation and amortization                             (1,576,317)     (1,331,571)
                                                                              -----------     -----------
                 Net equipment and leasehold improvements                         654,011       1,228,553
                                                                              -----------     -----------

Other Assets:

    Notes receivable, long term portion                                             8,561          54,436
    Capitalized software development costs, less accumulated amortization
        of $434,311 at June 30, 1999, and $2,395,993 at September 30, 1998      4,089,619       2,685,324
    Purchased software, less accumulated amortization
        of $116,676 at June 30, 1999, and $1,135,243 at September 30, 1998         83,324         264,757
    Goodwill, less accumulated amortization
        of $76,192 at June 30, 1999, and $1,393,866 at September 30, 1998         123,808         145,237
    Other                                                                          32,726          42,217
                                                                              -----------     -----------
                 Total other assets                                             4,338,038       3,191,971







                 Total assets                                                 $ 7,922,921     $ 6,985,969
                                                                              ===========     ===========

XATA Corporation
BALANCE SHEETS
June 30, 1999 and September 30, 1998


                                                                                    June 30,      September 30,
LIABILITIES AND STOCKHOLDERS' EQUITY:                                                1999             1998
                                                                                  -----------     -------------
                                                                                  (unaudited)       (audited)
Current Liabilities:

    Bank line of credit                                                           $   325,482     $   548,996
    Current maturities of long term debt                                              300,549         309,534
    Accounts payable                                                                1,065,573       1,122,754
    Accrued expenses and taxes payable                                                837,564         845,846
    Deferred revenue                                                                1,096,176         729,820
                                                                                  -----------     -----------
                 Total current liabilities                                          3,625,344       3,556,950

Long-term Liabilities:

    Long-term debt                                                                    235,356         461,491
    Deferred taxes                                                                         --              --
                                                                                  -----------     -----------
                 Total long-term liabilities                                          235,356         461,491

Stockholders' Equity:

    Commonstock, par value $.01 per share, authorized 8,333,333 shares; issued
          4,395,243 at June 30, 1999 and 4,383,025 at
          September 30, 1998                                                           44,306          44,306
    Preferred Stock, par value $15.00 per share, authorized 333,333 shares            650,000              --
          issued 46,667 at June 30, 1999 and 0 at September 30, 1998
    Additional paid-in capital                                                      9,406,197       9,398,821
    Common stock to be issued                                                         135,688         135,688
    Retained earnings (accumulated deficit)                                        (6,173,970)     (6,611,287)
                                                                                  -----------     -----------

                 Total stockholders' equity                                         4,062,221       2,967,528
                                                                                  -----------     -----------

                 Total liabilities and stockholders' equity                       $ 7,922,921     $ 6,985,969
                                                                                  ===========     ===========

XATA Corporation
STATEMENTS OF OPERATIONS
For the Three and Nine Months ended June 30, 1999 and 1998


                                            Three Month Periods              Nine Month Periods
                                               Ended June 30,                  Ended June 30,
                                            1999            1998            1999            1998
                                         -----------     -----------     -----------     -----------
                                         (unaudited)     (unaudited)     (unaudited)     (unaudited)
Net sales                                $ 2,929,051     $ 1,015,931     $ 8,648,048     $ 7,014,623

Cost of sales                              1,667,022       1,552,234       4,796,155       5,023,080
                                         -----------     -----------     -----------     -----------

    Gross profit                           1,262,029        (536,303)      3,851,893       1,991,543

Operating expenses                         1,040,141       1,835,886       3,315,643       4,716,649
                                         -----------     -----------     -----------     -----------

    Operating income (loss)                  221,888      (2,372,189)        536,250      (2,725,106)

Non-operating (expense) income:
    Interest (expense)                       (40,250)         (7,660)        (97,213)        (14,675)
    Interest income                            2,487          16,013           5,434          82,107
    Dividend (expense)                        (7,154)              0          (7,154)              0
                                         -----------     -----------     -----------     -----------
                                             (44,917)          8,353         (98,933)         67,432

                                         -----------     -----------     -----------     -----------
Net income (loss) before income taxes        176,971      (2,363,836)        437,317      (2,657,674)

Income tax provision (benefit)                     0               0               0        (117,535)
                                         -----------     -----------     -----------     -----------
Net income (loss)                        $   176,971     $(2,363,836)    $   437,317     $(2,540,139)
                                         ===========     ===========     ===========     ===========


Net income (loss) per share
          Basic EPS                      $      0.04     $     (0.53)    $      0.10     $     (0.57)
                                         ===========     ===========     ===========     ===========
          Diluted EPS                    $      0.04     $     (0.53)    $      0.10     $     (0.57)
                                         ===========     ===========     ===========     ===========

Weighted average common and common
    equivalent shares outstanding
          Basic EPS                        4,418,133       4,422,135       4,418,133       4,417,901
                                         ===========     ===========     ===========     ===========
          Diluted EPS                      4,419,239       4,422,135       4,469,894       4,417,901
                                         ===========     ===========     ===========     ===========

XATA Corporation
STATEMENTS OF CASH FLOWS
For the Nine Months Ended June 30, 1999 and 1998

                                                                                          Nine Month Periods
                                                                                            Ended June 30,
                                                                                          1999            1998
                                                                                       -----------     -----------
Cash Flows from Operating Activities                                                   (unaudited)     (unaudited)

                                Net cash provided by (used in) operating activities    $ 1,632,386     $(1,417,881)

Cash Flows from Investing Activities
    Purchase of available-for-sale securities                                                    0      (1,999,156)
    Proceeds from sale and maturity of available-for-sale securities                             0       5,001,957
    Proceeds from principal payments received on notes receivable                           72,517               0
    Purchase of fixed assets                                                               (37,190)       (505,177)
    Additions to software development costs                                             (1,857,239)     (2,024,006)
    Proceeds from the sale of assets                                                       485,701               0
                                                                                       -----------     -----------
                                Net cash provided by (used in) investing activities     (1,336,211)        473,618
                                                                                       -----------     -----------

Cash Flows from Financing Activities
    Net increase (decrease) in line of credit                                             (223,514)        635,000
    Proceeds from long-term debt                                                            (8,985)              0
    Repayment of long-term debt                                                           (226,135)              0
    Proceeds from options and warrants exercised                                                 0          15,000
    Proceeds from preferred stock offering                                                 650,000               0
                                                                                       -----------     -----------
                                Net cash provided by (used in) financing activities        191,366         650,000
                                                                                       -----------     -----------

                 Increase (decrease) in cash and cash equivalents                          487,541        (294,263)

Cash and Cash Equivalents
    Beginning                                                                                    0         336,126
                                                                                       -----------     -----------
    Ending                                                                             $   487,541     $    41,863
                                                                                       ===========     ===========

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 1.  MANAGEMENT STATEMENT

In the opinion of management of the Company, the accompanying unaudited financial statements contain all adjustments (consisting of only normal, recurring accruals) necessary to present fairly the financial position of the Company as of June 30, 1999 and the results of operations and cash flows for the three and nine month periods ended June 30, 1999 and 1998. The results of operations for any interim period are not necessarily indicative of the results for the fiscal year ending September 30, 1999. These interim financial statements should be read in conjunction with the Company's annual financial statements and related notes thereto included in the Company's Form 10-KSB and Annual Report to shareholders for the fiscal year ended September 30, 1998.


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

The Company continues to emphasize promotion of its core onboard computing products and continues to evaluate opportunities to sell non-core and under-performing product lines. Management believes that the disposition of the under-performing product lines and operational cost-reduction efforts will provide positive cash flow from operations. The Company believes 1) cash from operations, 2) bank line of credit, 3) current vendor terms, 4) the sale of under performing assets and 5) its recent infusion of new equity, through the sale of Preferred Stock, will provide adequate cash to fund the delivery of its anticipated revenues for the foreseeable future. Any significant new product development in the near term will require external funding. The Company may not be able to secure external funding when needed or at all, and such financing, if available, may not be on terms favorable or acceptable to the Company.

During May 1999 the Company completed the sale of 46,667 shares of Series A 8% Convertible Preferred Stock. The preferred stock is convertible to common stock at the rate of 1 to 10. This will result in a price per common share of $1.50. The Preferred Stock is senior to common stock as to liquidation and dividends. The sale resulted in a net infusion of $650,000 in cash. This cash will be used primarily for new product development.

NOTE 4.  SALES OF ASSETS

On February 4, 1999, the Company sold a non-core business unit located in Peoria, Illinois for $350,000, plus approximately $65,000 for certain open accounts receivable associated with that business. The sale resulted in a gain of approximately $31,000. In addition, the Company sold a piece of real estate, no longer needed by the Company, for approximately $72,000 resulting in a loss of approximately $7,000.

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

RESULTS OF OPERATIONS

NET SALES. The Company's net sales for the three months ended June 30, 1999 increased 188.3% to $2,929,051 as compared to sales of $1,015,931 for the comparable three month period ended June 30, 1998. Net sales for the nine months ended June 30, 1999 increased 23.3% to $8,648,048 from the comparable nine months ended June 30, 1998. During the three and nine month periods ended June 30, 1998, the Company recognized a charge against revenue of approximately $790,000. Net sales increases for the three and nine months ended June 30, 1999, adjusted for this charge, were 110.6% and 12.0% respectively.

The Company expects revenues for fiscal 1999 to exceed fiscal 1998 levels.

GROSS PROFIT. The Company had a gross profit of $1,262,029 or 43.1% of net sales for the three months ended June 30, 1999. This compared to a negative gross profit of $536,303 for the comparable 1998 period. For the nine month ended June 30, 1999 and 1998 the Company recorded a gross profit of $3,851,893 or 44.5% of net sales and $1,991,543, 28.4% of net sales, respectively. The increase in gross profit was primarily due to the absence in the 1999 period of any charge comparable to last year's charge against revenue and increased sales volume to private fleets. In addition, costs associated with certain operating departments such as software and technical support that are charged to the cost of sales have decreased from the prior year. Other expenses such as the amortization of capitalized software development costs were lower than in the prior year because certain capitalized software development costs were fully amortized at the end of fiscal 1998.

The Company expects downward pressure on its gross margin in the next several quarters as it begins to price its onboard computer products more aggressively to respond to competitive pricing.

OPERATING EXPENSES. Operating expenses include research and development, selling expenses and general and administrative expenses. Total operating expenses were $1,040,141 for the three month period ended June 30, 1999 or 35.5% of net sales compared to $1,835,886 (180.7% of net sales) for the comparable prior year period. The nine month ended June 30, 1999 and 1998 operating expenses were $3,315,643 (38.3% of net sales) and $4,716,649 (67.2% of net sales), respectively.

Operating expenses other than research and development were $849,733 (29.0% of net sales) for the three-month period ended June 30, 1999 compared to $1,700,762 (167.4% of net sales) for the comparable prior year period. The nine month totals were $2,598,871 (30.1% of net sales) and $4,012,082 (57.2% of net sales), respectively. The decreases of $851,029 and $1,413,211 for the three and nine month periods ended June 30, 1999 compared to the comparable prior year periods were primarily due to a charge against bad debt expense of approximately $350,000 at June 30, 1998, the sale of the Company's operation in Peoria, IL and planned decreases in sales, marketing and MIS expenses.

The Company's market position is based on its strong research capability and its technology leadership, as evidenced by its growing customer base. The Company has significantly increased expenditures for its combined research and development and capitalized software development costs over the past two years. Expenditures for research and development are included in operating expenses and are charged to operations as incurred. These research and development expenses during the three months ended June 30, 1999 were $191,408 compared to $135,124 during the comparable 1998 period. The nine-month totals were $548,747 and $510,588 respectively. The increase over the prior year period occurred primarily as the result of several new scheduled projects. Software development costs are capitalized after the establishment of technological feasibility of new products. Capitalized software development costs are amortized to cost of sales over the expected useful life of the product, beginning when the first commercial sales are made. The recoverability of capitalized costs is evaluated each quarter. Software development costs of $689,938 were capitalized for the three-month period ended June 30, 1999, and $1,857,239 for the nine months ended June 30, 1999. This compares to $819,441 and $2,024,005 for the comparable three and nine month periods in fiscal 1998. The decrease in the 1999 period is due to the completion of Desktop Dispatch redevelopment, completion of Phase I of the Symbol project and the completion of Phase I of OpCenter(TM). These decreases were partially offset by increases in development for the XATA OnBoard System, previously called the Intelligent Vehicle System.

The Company anticipates that expenditures for research and development and capitalized software development will be at or slightly below fiscal 1998 levels during fiscal 1999, but will increase during fiscal 2000.

INTEREST INCOME AND EXPENSES. Net interest expense for the three-month period ended June 30, 1999 was $44,917 compared to net interest income of $8,353 in the comparable prior year period. For the nine-month period ended June 30, 1999 net interest expense was $98,434. For the nine-month period ended June 30, 1998 net interest income was $67,432.

The Company expects that it will incur a net interest expense in the future due to the utilization of its line of credit, payment of quarterly dividends on the recently issued Preferred Stock and new credit and loan facilities that may be consummated.

INCOME TAXES. No income tax expense or benefit was recorded for the three and nine month periods ending June 30, 1999 due to no utilization of the Company's net operating losses. No income tax expense or benefit was recorded for the three months ended June 30, 1998. For the nine months ended June 30, 1998, an income tax benefit of $117,535 was recorded.

NET INCOME. The Company recorded a net income of $176,971 for the three-month period ended June 30, 1999, compared to net loss of $2,363,836 for the comparable period in 1998. The nine-month totals were a net income of $437,317 and net loss of $2,540,139, respectively. The prior year three and nine month net income figures include a $790,000 charge to earnings related to the reserves for the Desktop Dispatch(TM) receivables.

LIQUIDITY AND CAPITAL RESOURCES
At June 30, 1999, the Company had a working capital deficit of $694,472 compared to a deficit of $991,505 at September 30, 1998. Cash and cash equivalents are held primarily in a fund composed of short-term commercial paper until such time as required by operations.

Cash flows provided by operating activities during the nine months ended June 30, 1999 totaled $1,632,386. This resulted primarily from the operating income of $536,250, non-cash charges for depreciation and amortization of $895,297 and other working capital accounts, including net accounts receivable and accounts payable of $200,842.

Cash flows used in investing activities during the nine months ended June 30, 1999 totaled $1,336,211. This was primarily made up of additions to software development costs of $1,857,239 and capital expenditures of $37,190. These were partially offset by principal payments on notes receivable of $72,517 and proceeds from the sale of certain assets of $485,701.

Cash flows provided by financing activities during the nine months ended June 30, 1999 totaled $191,366, of which $650,000 was from the sale of preferred stock. This was partially offset by a decrease of $223,514 in the use of the bank line of credit and repayments of $226,135 on long term debt.

During fiscal 1999, cash will be required to meet working capital needs, including inventory and accounts receivable financing, sales and marketing expenditures, customer support, continuing research and development expenses and capital expenditures. The Company believes that 1) cash from operations, 2) bank line of credit, 3) current vendor terms, 4) the sale and planned sale of under performing assets and 5) the recently issued Preferred Stock will provide adequate cash to fund the delivery of its anticipated revenues and development needs for the foreseeable future. However, any significant new product development in the near term will require external funding. The Company may not be able to secure external funding when needed or at all, and such financing, if available, may not be on terms favorable or acceptable to the Company.

The report of the Company's audit firm, with respect to the Company's financial statements for the fiscal year ended September 30, 1998, indicate that the Company's losses and reductions in working capital raise doubt as to the Company's ability to continue as a going concern. The Company believes that many of the factors contributing to that opinion have been addressed and their effects were mitigated or reversed in the current fiscal year.



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

PART II.  OTHER INFORMATION

        Item 1.   Legal Proceedings - None

        Item 2.   Changes In Securities
                  During May 1999 the Company sold 46,667 shares of Series A 8% Convertible Preferred Stock for $15.00 per share, paid in cash. Under the terms of the sale, the Company is required to register the underlying common stock under the Securities Act of 1933 to permit resale by the investors. The sale was a private placement to less than ten (10) accredited investors, as defined in Regulation D of the Securities Act of 1933. Accordingly the Company believes that the sale of the Preferred Stock was exempt from registration under Sections 4(2) and 4(6) of the Securities Act. No underwriting fees or commissions were paid. The preferred stock is convertible to common stock at the rate of 1 to 10. This will result in a price per common share of $1.50. The Preferred Stock is senior to common stock as to liquidation and dividends. For further information about the rights and preferences of the Preferred Stock, see the Certificate of Designations of Preferred Stock, as amended by Amendment No. 1, filed as an Exhibit to the Company's report on Form 8-K dated June 3, 1999 (See Part II,
                  Item 6 below)

        Item 3.   Defaults upon Senior Securities - None

        Item 4.   Submission of Matters to a Vote of Security Holders - None

        Item 5.   Other Information

        Item 6.   Exhibits and Reports on Form 8-K

                  Reports on Form 8-K

                  The Company filed the following reports on Form 8-K during the quarter ended June 30, 1999:
                            Form 8-K dated June 3, 1999 concerning the sale of preferred stock.

                  Exhibits
                  --------
                     *        Exhibit 27 - Financial Data Schedule

SIGNATURES
Pursuant to the requirements of the Securities and Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



    Dated:  August 9, 1999    XATA Corporation
           ----------------   (Registrant)



                              by:       /s/  Gary C. Thomas
                                  -------------------------
                                  Gary C. Thomas
                                  Chief Financial Officer
                                  (Signing as Principal Financial and Accounting Officer and as Authorized)