Form 10KSB
period 1999-09-30
XATA CORP /MN/
filed 1999-12-29
CIK 854398

FORM 10-KSB

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the fiscal year ended: September 30, 1999

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


State issuer's revenues for its most recent fiscal year:  $ 11,181,000.

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: $ 8,806,100 based on shares held by non-affiliates as of December 10, 1999, and the closing sale price for said shares in the Nasdaq Small Cap Market as of such date. For purposes of this calculation, the Company has excluded as "affiliates" all directors, officers and persons holding 10% or more of the outstanding common stock, based upon their most recent filing of Schedule 13G or 13D.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 4,435,633 shares of Common Stock, 46,667 shares of Preferred Stock as of December 15, 1999.


                       DOCUMENTS INCORPORATED BY REFERENCE

The registrant's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on February 23, 2000 (the "Proxy Statement") is incorporated by reference in Part III of this Form 10-KSB to the extent stated herein. Except with respect to information specifically incorporated by reference in this Form 10-KSB, the Proxy Statement is not deemed to be filed as a part of this Report. It is anticipated that the Proxy Statement will be filed with the Commission not later than January 19, 2000. In addition, there are incorporated by reference in this Report certain previously filed exhibits identified in Part III, Item 13.

                                TABLE OF CONTENTS

                                                                            Page
PART I

Item 1.    Description of Business                                             1

Item 2.    Description of Property                                            17

Item 3.    Legal Proceedings                                                  18

Item 4.    Submission of Matters to a Vote of Security Holders                18

PART II

Item 5.    Market for the Common Equity and Related Stockholder Matters       19

Item 6.    Management's Discussion and Analysis or Plan of Operation          20

Item 7.    Financial Statements                                               24

Item 8.    Changes in and Disagreement with Accountants on Accounting and
           Financial Disclosure                                               24

PART III

Item 9.    Directors, Executive Officers, Promoters and Control Persons;
           Compliance with Section 16(a) of the Exchange Act                  25

Item 10.   Executive Compensation                                             25

Item 11.   Security Ownership of Certain Beneficial Owners and Management     25

Item 12.   Certain Relationships and Related Transactions                     25

Item 13.   Exhibits and Reports on Form 8-K                                   26

SIGNATURES

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

GENERAL

            XATA Corporation was founded in 1985 by William P. Flies to design, develop, and distribute computer information systems for use in non-office operating environments. In December 1991, the Company obtained additional needed capital through a merger with a publicly held entity. In late 1995, the Company received net proceeds of approximately $4,945,000 from a public offering.

            Today, XATA is focused on developing and delivering solution-based applications for the transportation industry. XATA ONBOARD is a powerful, advanced, intelligent, yet user-friendly onboard computer system on the market which seamlessly combines onboard computing, real-time communications, global positioning, and fleet management software to provide an enterprise-wide logistics management solution for America's largest fleets. With 16 years of industry experience, over 400 fleets using its system, and more than 20,000 units installed in the field, XATA continues to develop leading-edge software solutions that deliver a significant and rapid return on investment for its customers.

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

            The Company incurred significant losses in 1998. The 1998 loss was attributable principally to loss of sales of XET products which did not perform to customers' expectations, as well as other factors, such as 1) the Company's inability to deliver Windows NT-based fleet management software, 2) the Company's inability to deliver real-time communication capabilities being sold by competitors, and 3) customers' special Year 2000 concerns. During the first quarter of fiscal 1999, the Company reassessed its products and operations and decided to direct its product development and marketing efforts to areas of its core competencies. The Company further determined that the XET and RouteView products, although complementary to its core products, do not significantly impact its core competencies and, in general, are not integral to the Company's plans for second generation product development, as formulated in the first quarter of fiscal 1999. Accordingly, the Company sold the remaining assets of XET to Mobile Communications Security, Inc. in February 1999. In addition, the Company has had discussions with several companies that have expressed an interest in acquiring Desktop Dispatch(TM) and RouteView(TM). These discussions resulted in a tentative agreement whereby the RouteView(TM) operation would be sold to an investment group that includes two of the current employees working with the RouteView(TM) product. The sale of the RouteView(TM) operation, if concluded, is expected to become final in late first quarter fiscal 2000 or early second quarter fiscal 2000. There is no assurance that the sale will be concluded. The Company intends to begin offering Desktop Dispatch(TM) as an integrated application, within OpCenter(TM) beginning in late first quarter or early second quarter of fiscal 2000 and will not actively pursue the sale of the product at this time. The Company may, however receive unsolicited offers for Desktop Dispatch(TM) and will evaluate each offer to determine the best return for the Company.

THE TRUCKING INDUSTRY

            The trucking industry, with annual revenues around $300 billion, is the major component of the transportation sector of the United States economy, accounting for 78% of the nation's freight bill and 5% of the GDP. Published economic forecasts indicate that the trucking industry's share of the total transportation market in the United States is likely to remain relatively stable. Private carriers and for-hire carriers traditionally have comprised the two major fleet categories within the trucking industry. Private carriers are manufacturers, wholesalers, merchants and other companies who transport their own goods using equipment that they own or lease. For-hire carriers are companies whose primary business is trucking and who transport freight that belongs to others. Today, however, the functions of for-hire and private carriers are evolving to include services that address more than merely delivery, resulting in the rapidly growing market segment of logistics. Logistics providers manage a portion or all of the transportation and logistics for businesses that choose to outsource as part of their operation.

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

            3. Further legislation on driver health, safety, and the environment (including stricter hours-of-service regulations), that will drive up the cost of compliance.

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

            In addition to management information needs, extensive operational data collection and reporting is mandated by federal and state agencies. For example, the Federal Highway Administration ("FHWA") imposes strict work hour rules on drivers and requires maintenance of driver logs. Drivers of hazardous loads are subject to additional regulation and documentation requirements. Failure to maintain legally required driver logs may result in the permanent revocation of a driver's commercial drivers license, substantial fines and, in the case of an accident, potential liability for the trucking company and its management. Although insurance companies and other safety-minded organizations are lobbying to mandate electronic logs to improve the accuracy of recordkeeping, there is no assurance that legislation or regulation mandating such logs will be adopted in the near future. FHWA regulations currently allow, but do not require, onboard electronic driver logs.

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

            Sophisticated onboard communication systems were introduced to the heavy duty trucking market in 1987 for the purpose of providing nationwide two-way communication between vehicles and management sites. Today, Qualcomm, Inc., a California-based company that produces and markets a satellite based vehicle tracking and communication system, has captured a significant portion of the onboard communications market. HighwayMaster Communications, Inc., a Texas-based company, has introduced a nationwide cellular-based communication system that provides both voice and data transmissions. In 1997, Eaton Corporation, a major manufacturer of commercial truck components, commercially introduced Fleet Advisor, the first system to integrate onboard computing with real-time communications. Although communication systems are traditionally not in direct competition with XATA's products, and are, in fact, complementary to XATA's system, they compete for a fleet's "technology budget." XATA believes that trucking fleets that purchase communication systems will eventually augment those systems with the capabilities of an onboard system such as the XATA system, and conversely, that those who purchase the XATA onboard system may augment that system with the purchase of a complementary communication system. Therefore, the Company is working to provide its customers with a total integrated solution by developing communication capabilities and solutions internally and by establishing strategic relationships, such as its current relationships with Bell South and Symbol Technologies.

            The Company believes that the nature and sources of competition in its industry are rapidly evolving and, in the future, that these changes will require it to adapt its existing products and to develop new products which facilitate the collection, communication and processing of onboard information throughout the transportation network and the entire supply chain. This may entail the development of new technologies and the adaptation of new and existing products to be compatible with products and services provided by others in the industry, including others who may be considered competitors of the

Company in one or more lines of business. Currently the Company believes that its primary direct competitors, those companies that offer substantially similar products and services, are Eaton Corporation and CADEC. The Company also competes with many companies who offer a portion of the Company's total solution. Most of the Company's competitors are substantially better capitalized and possess greater human and technical resources than the Company.

DESCRIPTION OF THE COMPANY'S PRODUCTS AND SERVICES

            XATA's on board system is a state-of-the-art information system that integrates onboard computing, real-time communications, global positioning, and advanced fleet management software into an enterprise-wide logistics solution for the fleet trucking industry.

            Transportation professionals are increasingly turning to onboard technology in order to improve fleet productivity and profitability. XATA enables these professionals to achieve measurable improvements by integrating onboard technology into the fleet management process. The XATA system features ease-of-use and extensive functionality not found in competitors' products. This has led to its use by such nationally known fleets as AmeriServe, BOC Gases, Coca Cola, EOTT, Safeway, Supervalu, Ruan, Ryder, Penske, Unisource, BP/Amoco, Marathon/Ashland, United States Postal Service and Whirlpool.

            XATA's onboard computer is a valuable productivity tool for the professional driver that helps him contribute to the overall success of his company. The onboard computer and powerful fleet management software unifies drivers and fleet managers into a single team with the power to drive out cost and drive up service.

SYSTEM COMPONENTS

The XATA system consists of six basic components, each contributing a unique function to the performance of the whole system:

*     Mobile Application Server
*     Driver Computer
*     Data Station
*     Driver Key
*     OpCenter(TM)
*     SmartCom(TM)

Mobile Application Server
The Mobile Application Server ("MAS") is a technologically advanced onboard computer available on the market today. The MAS and Driver Computer form an advanced client/server architecture that extends the life of the customer's existing onboard computer system and enables the deployment of new applications in the future using this powerful platform.

Using this client/server architecture, the MAS contains and executes multiple onboard applications in a multi-tasking real time environment while providing extensive connectivity to vehicle networks, peripheral devices, and other server devices.

The MAS serves as the primary application platform for XATA's onboard computer system by:

*     providing processor and memory resources for more advanced applications.
*     supporting connectivity to multiple peripheral devices.
* providing the architecture to support the use of GPS and real-time communications.
*     increasing the level of systems integration in the vehicle.
*     creating an architecture that is modular, scaleable, expandable, and open.

The MAS is physically small, about the size of a box of diskettes, but contains a powerful 486-class microprocessor, flash disk, memory, backup battery power, a real time clock, an Ethernet port, and a Controller Area Network ("CAN") port. In addition, the MAS contains three RS-232 serial I/O ports, two of which can be either RS-485 ports or RS-232 ports and an internal 12 Channel GPS receiver.

These servers are built to live in the harsh operating conditions of heavy-duty vehicles and to handle the concurrent events that occur in those vehicles. They are controlled by pSOS, a popular multi- tasking, real-time operating system, which manages multiple applications that function in a client/server architecture. TCP/IP application interfaces are employed throughout the system.

Driver Computer
The Driver Computer has a large, touch-sensitive, easy to read, user-friendly screen which provides instant feedback to the driver. It requires little training and interacts with the driver, who simply touches the screen. The Driver Computer has a very high level of acceptance among drivers not only because it is easy to use, but because it makes the job easier and, in fact, acts as an onboard advisor in a number of ways. For example, the Driver Computer creates a paperless interactive trip plan, paperless state fuel tax data capture, and a DOT certified paperless driver's log. In addition, the XATA system gives the driver important information about each day's routes. The system tells the driver where to go, when to be there, and what to do. The trip plan is always available for the driver's review. All data that is captured by the Driver Computer is presented to the driver first, and the driver can read and interact with the system at all times.

Driver Key
Each driver has an electronic key which stores the driver's identity, the driver's log, dispatch data, and trip data. It has the capacity to hold multiple trips. Besides serving as a data storage device, the Driver Key transports information to and from the Driver Computer and Data Stations for collection purposes, utilizing the key receptacles built into both devices. Because each key contains a computer memory chip, the Driver Key provides a portable, powerful, efficient and secure method for transporting information in a paperless, electronic format.

Data Station
Data Stations contain the same hardware as the Driver Computer, but utilize different software. The Data Stations are located where trips begin and end. The data station gives the driver his dispatch data on a Driver Key at the beginning of trips and offloads actual trip data from the driver's key at the end of trips. The Data Station connects directly to a PC or to a modem, giving the user the capability to transfer information to or from his PC or from any remote site. Drivers can access the Data Station at any time, allowing them to operate on their schedule without the need to physically interchange paper with management.

OpCenter(TM) Fleet Management Software
OpCenter(TM)operates in an open, multi-user, Windows NT environment, and collects, validates and processes data recorded by a fleet's network of XATA onboard computers - then stores the information in an open SQL database for further analysis and reporting. It also automatically delivers this information in a user-friendly, intelligent format over an interactive desktop interface. OpCenter(TM) provides a decision support system for the entire distribution team that reduces operating costs, improves safety, streamlines compliance reporting, and automates data collection for other systems. By integrating all fleet operations under one Windows NT-based desktop, this family of intelligent applications helps users efficiently measure fleet performance, resolve exception conditions, monitor ongoing operations and perform detailed analysis when time permits.

The OpCenter(TM) modules - Frontline, Control Center, Courier Station and Task Force - are tailored to specific job functions:

* Frontline streamlines data collection, processing and reporting through automatically generated, standard reports.
* Control Center controls security, configuration and system management, and can be customized to meet the needs of a single site or an enterprise-wide distribution network.
* Courier Station is a powerful communications management application that collects and distributes data to wired and wireless networks including spread spectrum, terrestrial and satellite networks.
* Task Force is a collection of fleet management applications designed to support information delivery and analysis.

OpCenter(TM) fleet management software provides access to all of the information captured by the Driver Computers. The software serves as an expert system that learns the important factors in the fleet's operation. It collects trip information from the Data Stations and oversees every aspect of dispatch, cargo management, and driver management. The data import and export capabilities provides the carrier headquarters with compliance data and domicile comparisons. In addition, OpCenter(TM) provides the user's MIS department with accurate data for billing, payroll, incentives, and routing. OpCenter(TM) uses its learned knowledge and the customer's guidelines to detect and report exceptions. Automatic reporting, structured specifically by each customer, provides the user with user defined information on a consistent schedule. More extensive detail reports are also available when the user needs to "drill down" into the detail for any reason.

With more than 100 standard reports, and a powerful query tool that lets users create customized graphical reports, OpCenter(TM) provides instant access to the information and analysis fleet managers need. XATA's OpCenter(TM) suite is currently the only fleet management software on the market that automatically retrieves, transforms and delivers onboard information throughout the enterprise in an intelligent, interactive, exception-based format. In addition to OpCenter's(TM) four modules, users may also select optional software applications, such as Desktop Dispatch(TM), to expand OpCenter's(TM) capabilities to meet their individual needs. These optional system applications are described in more detail below.

SmartCom(TM)
SmartCom(TM) is a suite of communications applications that complement XATA's industry-leading onboard logistics applications and fleet management software. SmartCom(TM) provides intelligent and immediate access to critical onboard information at multiple levels within fleet operations by integrating "real-time" communications throughout XATA's suite of logistics applications.

XATA uses a "least cost, network independent" approach to deliver SmartCom's(TM) communications capabilities. SmartCom's real-time notification is triggered by onboard exception conditions, defined and selected by users, ensuring only critical information is reported to fleet management.

By detecting and processing exception conditions onboard - 'in-the-truck' - instead of back at the office, customers minimize transmission costs and control the recurring communication charges that can negatively impact return on investment.

By enabling real-time identification and communication of exception conditions, SmartCom(TM) helps drivers, dispatchers and fleet managers work together to improve customer service and operating efficiency. SmartCom's(TM) inherent design minimizes message size and traffic by providing only critical information with the most operational benefit.

XATA's SmartCom(TM) provides customers with the flexibility to choose from several different communication modes to find the least costly, most efficient means to send and receive fleet information. XATA is the only company that allows customers to select logistics applications independently from a communication network. Vendors that own their network or resell air-time for profit are not minimizing cost for their customers. XATA designs its logistics applications to minimize transmission costs through the intelligence built into the system.

SmartCom(TM) applications will operate on any communication network that the customer may choose. With this approach the customer has the flexibility to deliver information in a "least cost" manner via several different modes:

* Data Key - allows the upload and download of trip data via a no-cost "batch" method at the beginning or end of trips. XATA collects and processes detailed driver and vehicle data, a majority of which is not relevant to "real-time" operating decisions.
* Yard Express - allows fleets to communicate at no cost with in-yard wireless technology.
* Bell South - This terrestrial network allows low-cost communication in metropolitan areas containing 93% of the US population.
* Other WAN modes - Satellites offer complete, continuous coverage anywhere in the world.

SYSTEM APPLICATIONS
The XATA system offers functionality, which XATA believes to be superior to any other system on the market today. The XATA system includes the software applications described below:

Onboard Fuel Management
Every XATA Driver Computer has "real time" fuel management. Fuel consumption is sensed 10 times per second, electronically captured, and continually displayed for the driver. Drivers can use this information to alter speed and gear shifting to improve fuel economy.

Onboard Electronic Logs
Every XATA Driver Computer automatically maintains a complete electronic driver log that complies with Department of Transportation regulations. Therefore, no paper record must be produced by the driver. Driver logs can be recalled for the prior 8 days, at any time and the driver's available driving time is constantly displayed.

Electronic State Fuel Tax
All of the electronic data concerning fuel consumption is captured by the Driver Computer and transferred directly to the customer's fuel tax processor. All fuel consumption and mileage driven is electronically captured, and all fuel purchases by state and all state crossings are entered by the driver as they occur.

Electronic Tachograph
This one-of-a-kind system turns the XATA Driver Computer into a high-tech speed recorder. It can record and report a second-by-second, foot-by-foot analysis of any vehicle's speed data, at any time and at any location, and it lets the customer create precise reports of speed, speed changes and distance for any unit in the fleet.

Smart Route
Every XATA Driver Computer is capable of receiving complete trip plan data from the Route Dispatcher subsystem, and during the route, collects comprehensive stop and leg information. This allows for comparison between planned and actual data. The Driver Computer can receive dispatch data that guides drivers through their routes with step-by-step instructions.

Exception Management
XATA's expert system software works in the background of OpCenter(TM) analyzing every event, then offering suggestions to improve productivity. The customer is relieved of the time intensive, error prone task of manually processing information, since the XATA system alerts the user to only the problems that occur. "Management by exception" allows operations personnel to spend more time interacting with drivers and customers and less time dealing with all of the information being collected. This type of decision support is currently only available from XATA.

Onboard Tables
Every fleet has terminology that is specific to its operation. Every XATA Driver Computer gives a customer the ability to create and download customized tables with information specific to the fleet's operation, including cargo lists, delay tables, unplanned events, notes, and many more.

Smart Standards
The XATA System compiles a learned operational standard for every element of a customer's fleet, including: locations, legs, routes, drivers and power units. This "learned history" can be used to establish exception reporting guidelines or used as an ongoing measurement against the standards set by fleet management.

Position Plus(TM) GPS
Position Plus(TM) is a suite of application software that uses a MAS with a built-in GPS (Global Positioning System) receiver to add the date, time and vehicle position to traditional onboard computer data in order to enhance and extend the benefits provided by the XATA system. Position Plus(TM) consists of four applications:

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

Yard Express(TM)
Yard Express(TM) provides wireless communication with drivers while they are in a yard, whether local or remote, and is intended to decrease the amount of time needed to perform typical yard activities. Yard Express(TM) combines local area radio communications with XATA's Driver Computer and Fleet Management System to expedite the data collection and dispatch process and improve the efficiency of the driver. In the vehicle, Yard Express(TM) utilizes a XATA Driver Computer, MAS, and a spread spectrum radio to allow the driver to transfer trip data and receive new dispatch data in the yard without leaving the vehicle. In the dispatch office, Yard Express(TM) utilizes the XATA Fleet Management System, a PC-based communications server, and local area radio hardware to allow the dispatcher to queue information to the drivers and to allow the drivers to receive this data via the radio network.

Smart Check
SmartCheck automates check calls, enabling dispatchers and fleet managers to automatically receive updates from drivers when pre-defined conditions or events occur, or to request an update from SmartRoute, an integrated dispatching application that monitors route progress.

Smart Messaging
SmartMessaging streamlines two-way messaging between drivers and fleet operations by predefining the most common messages, and providing a means to send free form text messages when necessary.

Fleet Incentives
Create incentive programs tailored to fleet objectives for all drivers, specific drivers or the entire fleet management team.

MultiView
Expands the capabilities of OpCenter(TM) to handle the measuring, monitoring and management of multiple fleets and multiple operations within the same database.

Custom Commands
Allows the fleet to define and use up to eight new commands and associated data screens for the Driver Computer to allow the customized collection of fleet specific information.

Tanker Manager
Tanker Manager software allows drivers and fleet managers to use the power of the XATA system to accurately capture inventory data during bulk deliveries of gases and liquids. The software also does all calculations for the driver and performs validity checks on the data entered. The resulting improvement in inventory management means fleet managers can provide their customers with better service while optimizing delivery and production schedules and reducing driver paperwork.

Desktop Dispatch(TM)
Desktop Dispatch(TM) allows a dispatcher to manage the entire dispatch process using one application, from order entry, to equipment tracking and trailer management, through final invoicing. Desktop Dispatch(TM) lets dispatchers place orders, build trips, assign and track drivers and equipment, and optimize loads. It allows dispatchers to manage more operational functions and receive and post orders faster and more accurately with the same resources.

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


ROUTEVIEW(TM)

            In October 1996, the Company acquired all of the capital stock of Key Logistics, Inc., which is currently a wholly owned subsidiary of the Company. Key Logistics' principal product is RouteView(TM), a PC Windows(R)-based software system that automatically sequences and optimizes delivery routes on a daily basis. RouteView(TM) generates street-detailed maps that display each delivery location on a route, sequences delivery locations to minimize mileage and provides tools for the dispatcher to modify routes as necessary. RouteView(TM) is designed to both duplicate and automate the everyday tasks and tools of the routing process in a way that is simple, understandable, and easy-to-use. RouteView(TM) assigns stops to routes based on geographic territory, then sequences stops within these routes to minimize miles in the same manner as a dispatcher performing these tasks manually. Additional RouteView(TM) Tools allow the user to view the effects of route changes before implementation.

            In September of 1997, the Company introduced a 32-bit version of its RouteView(TM) software. Compatible with the Windows 95(R) and Windows NT(R) platforms, the new version of this map-based software processes stops and optimizes routes within a familiar, point-and-click interface. The new version of RouteView(TM) also features an interface with XATA's onboard computer system.

            RouteView's(TM) main functions include verifying addresses with its powerful address-location system, assigning stops to individual routes, sequencing stops within routes, optimizing routes to achieve minimum mileage, balancing routes to maximize the use of assets and calculating estimated time of arrivals ("ETAs"). It also prints street-level maps and manifests for drivers that include addresses and ETAs for each stop as well as notes on special or time-sensitive stops.

JAVALAN

            During the past two years, the Company has developed its next generation system, which includes its existing on board applications, along with several customer specific applications, and the interface ("Hub") to the internet enterprise. Developed in the JAVA program language, the system eliminates many of the problems related to the development and implementation of new applications and simplifies customer access to system originated information.

YEAR 2000 ISSUE

            The Company has investigated the impact of the Year 2000 issue on both its own internal information systems and the products it develops, markets and sells. During fiscal 1996, the Company purchased from a worldwide supplier and developer of information systems an enterprise-wide information system with written assurance from the developer that the system will correctly function across the Year 2000, as verified by previous systems tests. During fiscal 1997, the Company reviewed all of the products it develops, markets and sells. The one product that was not Year 2000 compliant was modified to be compliant at a nominal cost before the end of fiscal 1998. We cannot be sure that the Year 2000 issue will be properly addressed by customers, vendors, service utilities, government and other external entities. Contracts have been made with these parties to determine their Year 2000 readiness. The efforts of third parties are not within our control and their failure to properly and completely address the Year 2000 issue could result in business disruption, loss of revenue and increased operating costs.

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

MAJOR CUSTOMERS

            Net sales during the fiscal years ended September 30, 1999 and 1998 to customers who accounted for more than ten percent of revenue in either of such years are as follows:

                                                 Years Ended September 30,
                                           -------------------------------------
                                                 1999                1998
                                           ----------------      ---------------
                                                   Percent of Net Sales
                                           -------------------------------------
Mack Truck(U.S. Postal Service)                   17%                 *
Safeway, Inc.                                     13%                 17%
Ryder Systems, Inc.                                *                  16%

*  Net sales were less than ten percent of total net sales.

            Although the Company anticipates growth in its customer base as its sales volume increases, it is likely to continue to be dependent in the near future on a few major customers who may change from year to year. Loss of any major customer, a slow down or delay in orders or implementation of any major customers, or a failure to expand the Company's customer base could adversely affect the Company.

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

PATENTS, TRADEMARKS, AND COPYRIGHTS

            "XATA" is a trademark registered with the United States Patent and Trademark office. All computer programs, report formats, and screen formats are protected under United States copyright laws. In addition, the Company has been issued a design patent by the United States Patent and Trademark Office that covers the design of its computer display. The Company's software programs have not been patented. The Company claims trademark and tradename protection for the following: OpCenter(TM), SmartCom(TM), RouteView(TM) and Desktop Dispatch(TM). The Company intends to protect and defend its intellectual property rights vigorously.

RESEARCH AND DEVELOPMENT

            The Company's market position is based on its strong research and development capability and its market technology leadership. Management believes that product development must continue in order to maintain this market position, to integrate industry requirements, to respond to market opportunities, and to keep abreast of technological change, which is expected to continue at a rapid pace. The Company employs systems engineers who are engaged in numerous development projects led by William P. Flies, the Company's founder and Chief Technical Officer. Along with customer-driven requirements, much of the impetus to adopt new technologies will come from logistics providers, suppliers, shippers, government, and other non-industry influences that are endorsing the use of reliable, low-cost technologies to increase overall industry efficiency. These new technologies include global positioning systems, onboard communications (cellular, satellite, wireless, paging), and trailer identification. Research and development expense was approximately $847,000 for fiscal 1999 and $750,000 for fiscal 1998. Capitalized software development costs were $2,421,000 for fiscal 1999 and $3,057,000 for fiscal 1998.

EMPLOYEES

            As of September 30, 1999, XATA's staff included 52 employees and 10 contractors. Although employees are organized as an integral XATA team, their primary assignments, including independent contractors, are as follows: 11 in administrative, finance, and MIS; 12 in sales, marketing, and customer service; 4 in logistics; and 35 engineering, product design, and development.

RISK FACTORS

WE DO NOT HAVE A LONG OR STABLE HISTORY OF PROFITABLE OPERATIONS. From inception in 1985 through the fiscal year ended September 30, 1994, we focused our efforts primarily on product development. During this time we had only limited product marketing and distribution and incurred a cumulative loss of $5,809,000. We had operating profits beginning in the fourth quarter of the fiscal year ended September 30, 1994, and continuing throughout the fiscal year ended September 30, 1996. We experienced a combined net loss of $6,670,100 for the fiscal years ended September 30, 1997 and 1998. These losses resulted in large part from the re-valuation and expensing of certain software acquired in a 1996 business acquisitions. We generated a net profit of $493,361 for fiscal year ended September 30, 1999. Although, we have returned to profitability in fiscal 1999, we cannot assure that profitability will be sustained.

WE ARE DEPENDENT ON KEY CUSTOMERS. We sell large orders to individual fleets and may be dependent upon a few major customers each year whose volume of purchases is significantly greater than that of other customers. During the fiscal year ended September 30, 1999, two customers, together, accounted for approximately 30% of net sales. Although we have experienced significant growth in our customer base, we are still dependent on continued purchases by present customers who continue to equip and upgrade their fleets. Loss of any significant current customers or an inability to further expand our customer base would adversely affect the Company.

OUR SALES CYCLE CAN BE LONG. The period required to complete a sale of the Company's systems can be as long as 12 months. The length of the sales cycle may result in quarter to quarter fluctuations in purchase orders and shipments. Our systems are technically complex, which usually means that the customer has to make an advance budget decision. The availability of new and other technologies also complicates and delays buying decisions. In addition, some customers and prospects have indicated that they may delay the acquisition of technology during the fourth calendar quarter of 1999 and possibly the first calendar quarter of 2000 due to Y2K monitoring requirements.

WE HAVE SEVERAL LARGER COMPETITORS. Many of the companies who offer competitive products have greater financial and other resources than the Company. These competitors are based both in the United States and in Europe and offer products ranging in sophistication and cost from basic onboard recorders to advanced mobile satellite communication systems. Their products may offer better or more functions than ours or may be more effectively marketed. In addition, the nature and sources of competition in our industry are rapidly evolving and increasingly depend on the ability to deliver integration of multiple information systems. These systems must link trucking operations and all other facets of the supply chain through a variety of sophisticated software and communications technologies, including but not limited to the Internet. These changes reflect a trend toward integration of intra-company data with the larger external supply chain involving the flow of goods to markets. We will have to adapt our existing products and develop new products that facilitate the collection, integration, communication and optimal utilization of information throughout the transportation network and the entire supply chain. This may entail the development of new technologies and the adaptation of new and existing products to be compatible with products and services provided by others in the industry. These trends will require us to establish strategic alliances with other companies who may be competitors.

WE HAVE A LIMITED NUMBER OF PRODUCTS AND THOSE PRODUCTS ARE CONCENTRATED IN ONE INDUSTRY. Although our system has potential applications in a number of industries, to date, we have targeted only the fleet trucking segment of the transportation industry. If this market segment experiences a downturn that decreases our sales, the development of new applications and markets could take several months or longer, and could require substantial funding. In addition, our future success is dependent in part on developing and marketing new software applications. We cannot assure that any new applications can be successfully developed or marketed.

OUR TARGET MARKET IS HIGHLY CYCLICAL. The fleet trucking segment of the transportation industry is subject to fluctuations and business cycles. We cannot predict to what extent these business cycles may result in increases or decreases in capital purchases by fleet managers. A significant downturn in the prospects of the fleet trucking segment of the transportation industry could have a material adverse effect on us. Although we had a backlog of $3,011,000 at December 15, 1999, which we believe to be firm, the backlog could decrease as a result of cancellations or reductions of orders in response to adverse economic conditions in the industry or other factors.

THE EFFECTIVENESS OF OUR SELLING EFFORTS DEPENDS ON KNOWLEDGEABLE STAFF. Sales of our products are dependent in part upon the salesperson's in-depth knowledge and understanding of the XATA system. This knowledge is attained only through experience and training over a period of several months. We must attract, train, and retain qualified personnel on a continuing basis. We may not be able to sustain or augment our sales and marketing efforts by adding personnel, or otherwise, and it is possible that augmented sales and marketing efforts will not result in increased sales or profitability.

WE ARE DEPENDENT ON PROPRIETARY TECHNOLOGY. Our success is heavily dependent upon proprietary technology. We have been issued a design patent by the United States Patent and Trademark Office that covers the design of its computer display, but our software programs have not been patented. We rely primarily on a combination of copyright, trademark and trade secret laws, confidentiality procedures, and contractual provisions to protect our proprietary rights. These measures afford only limited protection. Our means of protecting our proprietary rights may prove inadequate, or our competitors may independently develop similar technology, either of which could adversely affect us. In addition, despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our systems or obtain and use information that we regard as proprietary. Customer access to our source code may increase the possibility of misappropriation or other misuse of our software.

OUR PRODUCTS MAY QUICKLY BECOME OBSOLETE. Our systems utilize proprietary software and an onboard touch-screen computer. Although we believe our proprietary software is more important in the capture and communication of operating data than the hardware in which the software is encased, continued improvements in hardware may render our technology, including its software, obsolete. The field of PC-based software and hardware is constantly undergoing rapid technological changes and we may not be able to react and adapt to changes in this field. Moreover, development by our competitors could make our system and services less competitive or obsolete. We believe that advancements in hardware and communications technology provide opportunities for us to form alliances with companies offering products complementary to our system and services, but we cannot assure that we can form alliances with such companies or that any such alliance will be successful. Our success depends, in large part, on our ability to anticipate changes in technology, industry standards and develop and introduce new features and enhancements to our system on a timely basis. If we are unable to do so for technological or other reasons or if new features or enhancements do not achieve market acceptance, our business could be materially and adversely affected. We may encounter technical or other difficulties that could in the future delay the introduction of new systems or system features or enhancements.

OUR CURRENT MANAGEMENT OWNS ENOUGH STOCK TO EXERT SIGNIFICANT CONTROL OVER THE COMPANY. As of September 30, 1999, the officers and directors of the Company beneficially own approximately 33% of the Company's outstanding shares of common stock. Because of such ownership, management is able to significantly influence the affairs of the Company, including the election of the Board of Directors. There is no cumulative voting for the election of directors of the Company.

WE ARE DEPENDENT ON KEY PERSONNEL. Our future success depends to a significant extent on the efforts of key management, technical, and sales personnel, particularly William P. Flies, Chief Technical Officer. We are the beneficiary of a key-person life insurance policy on William P. Flies in the amount of $2,000,000. The loss of Mr. Flies would adversely affect the Company's ability to provide leading edge technology to the transportation industry. In addition, we currently do not have a permanent Chief Executive Officer and need to recruit a person for this position. We cannot assure that the Company will be able to attract and retain a qualified CEO or any other personnel necessary for the business. There are no employment agreements in place with any of the key management, technical or sales personnel.

WE MAY NEED ADDITIONAL CAPITAL. Although cash flow from operations and bank financing has been sufficient to fund operations during the past several years, we intend to create new marketing programs, hire additional personnel and increase sales. In addition, we may consider acquisition of complementary or additional businesses or products. We made no such acquisitions within the last two years. Although, as of the date of this document, we believe that cash flow from operations and our bank financing will be sufficient to meet capital requirements for the foreseeable future, our cash needs may vary significantly from predictions. For example, if we do not generate anticipated cash flow, or if we grow at a rate faster than we anticipate, our predictions regarding cash needs may prove inaccurate and we may require additional financing. Our inability to obtain needed financing could have a material adverse effect on operating results. We cannot assure that we will be able to secure any additional financing when needed or at all or that financing, if obtained, will be on terms favorable or acceptable to us. Moreover, future financing may result in dilution to holders of the common stock.

WE MAY ISSUE ADDITIONAL STOCK WITHOUT SHAREHOLDER CONSENT. The Company has authorized 8,333,333 shares of common stock, of which 4,435,633 shares are issued and outstanding as of September 30, 1999. The Board of Directors has authority, without action or vote of the shareholders, to issue all or part of the authorized but unissued shares. Additional shares may be issued in connection with future financing, acquisitions, employee plans, or otherwise. Any such issuance will dilute the percentage ownership interest of existing shareholders, and may dilute the book value of the common stock. In addition, the Company is authorized to issue up to 333,333 shares of preferred stock, no designated par value, of which 46,667 shares have been issued as Series A 8% Convertible Preferred Stock and are outstanding. The Board of Directors can issue preferred stock in one or more series and fix the terms of such stock without approval by shareholders. Preferred stock may include the right to vote as a series on particular matters, preferences as to dividends and liquidation, conversion and redemption rights and sinking fund provisions. The issuance of preferred stock could affect the rights of the holders of common stock adversely and reduce the value of the common stock. In addition, specific rights granted to holders of preferred stock could be used to restrict the Company's ability to merge with or sell its assets to a third party.

OUR DIRECTORS' LIABILITY IS LIMITED UNDER MINNESOTA LAW. Our Articles of Incorporation, as amended and restated, state that our directors are not liable for monetary damages for breach of fiduciary duty, except for a breach of the duty of loyalty, for acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, for dividend payments or stock repurchases illegal under Minnesota law or for any transaction in which the director derived an improper personal benefit. In addition, our bylaws provide that we shall indemnify our officers and directors to the fullest extent permitted by Minnesota law for all expenses incurred in the settlement of any actions against them in connection with their service as officers or directors of the Company.

ANTI-TAKEOVER PROVISIONS. Minnesota law provides Minnesota corporations with anti-takeover protections. These protective provisions could delay or prevent a change in control of the Company by requiring shareholder approval of significant acquisitions of voting stock of the Company. These provisions operate even when many shareholders may think a takeover would be in their best interests.

YEAR 2000 ISSUE. We have investigated the impact of the Year 2000 issue on both our own internal information systems and the products we develop. During fiscal 1996, we purchased from a world-wide supplier and developer of information systems an enterprise-wide information system with written assurance from the developer that the system will correctly function across the year 2000, as verified by previous system tests. During fiscal 1997, we reviewed all the products it developed, markets and sells for compliance to year 2000 operations. One product was not in compliance and was modified during fiscal 1998 at a nominal cost. We cannot be sure that the Year 2000 issue will be properly addressed by customers, vendors, service utilities, government and other external entities. Contacts have been made with these parties to determine their Year 2000 readiness. The efforts of third parties are not within our control and their failure to properly and completely address the Year 2000 issue could result in business disruption, loss of revenue and increased operating costs.

NEW BUSINESS PLAN. In the first quarter of fiscal 1999, the Company reassessed its product lines and its operations in light of the losses incurred in 1998 and 1997 and adopted a plan to spin-off products and services (principally XET and RouteView(TM) products and services) identified as falling outside of its core competencies. XET was sold in February 1999 and we are currently in negotiations to sell the RouteView(TM) product. While there are no assurances that the sale will be closed as planned, it is anticipated that the sale will be completed no later than January 31, 2000. The sale of RouteView(TM) will not significantly impact operations during fiscal 2000.

ITEM 2.  DESCRIPTION OF PROPERTY

            On April 4, 1997, the Company moved into 20,588 square feet of new office and warehouse space at 151 East Cliff Road in Burnsville, Minnesota. The Company has signed a seven (7) year, non-cancelable operating lease for this space, with initial rental payments of $12,010.00 per month, plus a pro rata share of the building operating expenses commencing June 1, 1997. The base rent increased to $14,810.00 on February 1, 1999, in part due to occupancy on March 1, 1999, of an additional 4,800 square feet of warehouse space adjacent to the Company's current space. Base rent will increase to $16,291 on June 1, 2002, the sixth year of the lease. On September 1, 1999 approximately 4,800 square feet of space was subleased to Kavoras, Inc. This is a month to month agreement. Current rent for this space is $2,400 per month. To the extent any additional space is unused, the Company will endeavor to sublease such space until such time as the Company operations require additional space. The lease may be renewed for three
(3) additional terms of five (5) years each.

            The Company believes that this space is adequate for its needs at this location for the foreseeable future.

ITEM 3.  LEGAL PROCEEDINGS

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

                                     PART II

ITEM 5.  MARKET FOR THE COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

            Effective June 1, 1999 the Company's Common Stock began trading under the symbol "XATA" on the Nasdaq Small Cap Market. Prior to June 1, 1999, the Company's Common Stock traded on the Nasdaq National Market, also under the symbol "XATA".

            The following table sets forth the quarterly high and low sales prices as reported by the Nasdaq National Market during fiscal year ended September 30, 1998 and through May 31,1999. Prices from June 1, 1999 through September 30, 1999 are as reported by the Nasdaq Small Cap Market.

---------------------------

                                                           SALE PRICE
                                                           ----------
      FISCAL YEAR 1998                                  LOW           HIGH
                                                        ---           ----
      First Quarter                                    3.375          7.250
      Second Quarter                                   3.375          6.000
      Third Quarter                                    2.000          5.750
      Fourth Quarter                                   2.000          3.250

                                                           SALE PRICE
                                                           ----------
      FISCAL YEAR 1999                                  LOW           HIGH
                                                        ---           ----
      First Quarter                                    1.188          2.500
      Second Quarter                                   1.125          2.375
      Third Quarter                                    0.906          4.750
      Fourth Quarter                                   2.750          4.000


            The Company's Common Stock is held by approximately 90 registered holders of record. Registered ownership includes nominees who may hold securities on behalf of multiple beneficial owners. The Company estimates the number of beneficial owners of its Common Stock at 1,300.

DIVIDEND POLICY

            Prior to June 30, 1999 the Company had never paid cash dividends on any of its securities. The Company retained any earnings for use in its operations. With the sale of a portion of the authorized preferred stock in May 1999, the Company began accruing a dividend as required by the sale agreement. After accessing the Company's ability to pay its debts in the normal course of business, the preferred stock dividends for the third and fourth quarters of fiscal 1999 were paid. Future dividend payments will be determined by the Company's Board of Directors based upon the Company's earnings, if any, its capital needs and other relevant factors.

RECENT SALE OF UNREGISTERED SECURITIES

            During the past three fiscal years, the Company has issued an aggregate of 55,809 shares of common stock (9,375 in September 1996, 6,250 in May 1997, 12,500 in October 1997, 2,684 in April 1998, 12,500 in August 1998 and
12,500 in August 1999) to 3 persons who joined the Company as employees in connection with the Company's acquisition of the Payne & Associates assets from

Computer Petroleum Corporation ("CPC"). Such employees were formerly employees of CPC.

            In October 1996, the Company issued an aggregate of 41,558 shares of its common stock to the two shareholders of Key Logistics, Inc., in exchange for all of the issued and outstanding stock of Key Logistics. An additional, 10,390 shares were issued in August 1998.

            During fiscal 1999, the Company issued warrants for the purchase of an aggregate of 32,478 shares of common stock to non-employee directors in lieu of cash payment of quarterly director's fees. These shares are exercisable at a price based on prices ranging from $1.23 to $1.80 per share.

            On February 8, 1999 the Company issued a warrant for the purchase of 25,000 shares of common stock, exercisable at $1.75 per share to Edward T. Michalek. This warrant was in consideration for his agreement to serve as the Company's interim Chief Executive Officer.

            During May, 1999 the Company sold 46,667 shares of Series A 8% Convertible Preferred Stock to several qualified investors at $15.00 per share. The shares are convertible into the Company's common stock at the rate of 10 shares of common stock for each share of preferred stock converted.

            All such securities have been or will be issued in reliance upon the exemption from registration under Section 4(2) of the Securities Act of 1933.

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

            During the fourth quarter of 1997, the Company completed an evaluation of the recoverability of assets (primarily purchased software and goodwill) acquired from Payne in August 1996. Certain events occurred during fiscal 1997 that caused the full recoverability of those assets to be brought into question. As a result of these events, which occurred after the acquisition, it became clear that the investment in Payne had become severely impaired. Management determined the value of the remaining product of Payne's being sold by the Company to be approximately $200,000. Accordingly, the goodwill and acquired software relating to the Payne acquisition were written down to this estimated value, resulting in a fourth quarter charge of approximately $1.8 million.

            During the third quarter of 1998, the Company decided to suspend sales of its Desktop Dispatch(TM) software product. The Company suspended sales of this product and reversed revenues on licenses sold as a result of the product's unacceptable performance under actual service conditions. The Company planned to re-introduce Desktop Dispatch(TM) to the market in spring of 1999. In June 1999, the decision was made to seek a buyer for Desktop Dispatch(TM) and at the same time incorporate Desktop Dispatch(TM) into the Company's OpCenter(TM) system. Management completed a valuation of the product and subsequently reduced the recoverable value of Desktop Dispatch(TM) by $172,000. As part of any sale of Desktop Dispatch(TM), the Company would license Desktop Dispatch(TM) from the buyer for use in certain OpCenter(TM) on an as needed basis. The Company is no longer actively seeking a buyer for the Desktop Dispatch(TM) product and is completing its integration into the OpCenter(TM) product. The Company will evaluate any unsolicited offers to purchase Desktop Dispatch(TM), should they arise.

            During the second quarter of fiscal 1999, the remaining assets of XET were sold to Mobile Communications Security, Inc. A gain of approximately $30,000 was realized on the sale of these assets.

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

RESULTS OF OPERATIONS

           NET SALES. The Company had net sales of $11,182,000 for fiscal 1999 compared to $9,215,000 in fiscal 1998. This represents an increase of $1,967,000, or 21%, for fiscal 1999 over the previous fiscal year. Onboard sales to private fleet customers for fiscal 1999 were $10,555,000 compared to $8,411,000 in fiscal 1998. Sales of XET products for the four months of operations in fiscal 1999 were $ 122,000 compared to $835,000 in fiscal 1998. RouteView(TM) sales were $505,000 in fiscal 1999 and $258,000 in fiscal 1998. The Company anticipates that total revenue for fiscal 2000 will exceed fiscal 1999 levels.

            GROSS PROFIT. The Company had a gross profit in fiscal 1999 of $4,932,000 or 44.0% of net revenue compared to $4,508,000, 48.9% of net revenue, for fiscal 1998. Gross margins are dependent on product sales mix and discounts on volume shipments to certain customers. The Company anticipates gross margins, as a percentage of sales, for fiscal 2000 to be unchanged or slightly lower than in fiscal 1999.

            OPERATING EXPENSES. Operating expenses include sales and marketing expenses, general and administrative expenses, and research and development. Total operating expenses were $4,286,000 for fiscal 1999 (38.3% of net sales) compared to $8,231,000 for fiscal 1998 (89.3 % of net sales).

            Operating expenses other than research and development were $3,439,000 in fiscal 1999 (30.8% of net sales) compared to $7,481,000 in fiscal 1998 (81.2% of net sales). Operating expenses for fiscal 1998 included a one-time charge to bad debt expense of $300,000 associated with the discontinuance of Desktop Dispatch(TM). Operating expenses for fiscal 1999 reflect a decrease in salaries, wages and benefits due to a reduction in the number of employees, reduced advertising and travel expense. Operating expenses for fiscal 2000 are expected to be slightly higher than in fiscal 1999.

            The Company's market position is based on its strong research capability and its technology leadership. The increases in research and development in recent years occurred as the result of planned increases in personnel and expenses related to new system capabilities. Expenditures for research and development, net of capitalized software development costs, are charged to operations as incurred. These charges amounted to $847,000 for fiscal 1999 and $750,000 for fiscal 1998. Software development costs are capitalized after the establishment of technological feasibility and later amortized to cost of goods sold based on the anticipated useful life of the product. The useful life of each product is determined based upon its anticipated future net revenues. Capitalized software development costs were $2,421,000 for 1999 compared to $3,057,000 for 1998. This decrease was due primarily to the completion of the Desktop Dispatch(TM) product in mid 1999. The Company anticipates that expenditures for research and development and software development for fiscal 2000 will be similar to those experienced in fiscal 1999, subject to available funding.

            INTEREST INCOME (EXPENSE). Interest income for fiscal 1999 was $20,000 compared to $94,000 for fiscal 1998. The decrease was due to a lower average cash balance. Interest expense was $149,000 in fiscal 1999 compared to $37,000 in fiscal 1998 due to utilization of the bank line of credit during fiscal 1999.

            NET EARNINGS (LOSS). Net earnings for fiscal 1999 were $493,000 compared to a net loss of $4,249,000 in fiscal 1998. The increase in fiscal
1999 was due to higher revenue, lower operating costs and no income tax expense.

INCOME TAXES

            The Company had no income tax expense in fiscal 1999 compared to $573,000 in fiscal 1998. The 1998 income tax expense consists primarily of an increase in the valuation allowance on deferred tax assets as a result of a change in the conclusion regarding the realizability of the deferred tax assets. At September 30, 1999, the Company has federal net operating loss carry forwards of approximately $10,342,000. See Note 6 to financial statements.

LIQUIDITY AND CAPITAL RESOURCES

            The Company had a working capital deficit at the end of fiscal 1999 of $1,117,000 compared to working capital deficit of $991,000 at the end of fiscal 1998. The increase in the deficit was due primarily to a decrease in accounts receivable and an increase in deferred revenue.

            Net cash provided by operating activities during fiscal 1999 totaled $2,001,000 resulting primarily from net earnings of $493,000, depreciation and amortization of $1,191,000, and other working capital items of $371,000. The Company anticipates that continued growth in its business will result in increases in accounts receivable and accounts payable and, to a lesser extent, inventory.

            Net cash used in investing activities of $1,935,000 during fiscal 1999 resulted primarily from expenditures for software development of $2,421,000, offset by the proceeds from the sale of the XET product line and the Company's condominium. The Company expects capital expenditures and product development expenses for fiscal 2000 to be approximately the same or higher than those incurred in fiscal 1999.

            Net cash provided by financing activities was $57,000 during fiscal 1999. $650,000 was provided from the sale of shares of preferred stock. This was offset by the repayment of the Company's bank line of credit and the note payable to GE Capital.

             In August 1998, the Company negotiated a long-term debt agreement secured by certain of its fixed assets with GE Capital's Commercial Asset Funding group. Under this agreement, recorded as a note payable, the Company received $625,000 and is obligated to make payments, including interest at the rate of 10%, of approximately $28,000 per month for 24 months. All payment were made as scheduled during fiscal 1999. In

October, 1998 the Company entered into an asset based financing agreement with Norwest Bank Credit, Inc. under which the Company was given a line of credit, based on eligible accounts receivable and inventory of $1,500,000. This financing arrangement replaced a credit facility of $1,000,000 with Norwest Bank, N.A. In November 1998, the agreement was amended to increase the credit facility to $2,000,000. In January 1999, the agreement was again amended to require the Company to maintain a minimum net worth level that varied on a monthly basis during the term of the agreement. During fiscal 1999, all net worth requirements were met.

            The Company believes its line of credit, and its current vendor terms will provide adequate cash to fund anticipated revenue growth and operating needs, for the foreseeable future, if investments in product development are strictly controlled. However, it is possible that the Company's cash needs may vary significantly from its predictions, due to failure to generate anticipated cash flow, growth at a rate faster than anticipated, or other reasons. Moreover, any significant new product development in the near term will require external funding. No assurance can be given that the Company's predictions regarding its cash needs will prove accurate, that the Company will not require additional financing, that the Company will be able to secure any required additional financing when needed or at all, or that such financing, if obtained, will be on terms favorable or acceptable to the Company.

SUBSEQUENT EVENTS

            On November 9, 1999 the Company entered into an agreement with John
G. Kinnard whereby John G. Kinnard will advise and assist the Company in evaluating its strategic alternatives, including the possible sale of the Company.

            On December 1, 1999 the Company renewed its line of credit agreement with Wells Fargo Business Credit, Inc., previously Norwest Business Credit, Inc. The terms of the agreement were unchanged. New minimum net worth levels were established based upon expected earning during fiscal 2000.

ACCOUNTING PRONOUNCEMENTS

            As of October 1, 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, Reporting Comprehensive Income. Statement No. 130 establishes new rules for the reporting and display of comprehensive income and its components. Statement No. 130 requires unrealized gains or losses on available-for-sale securities and certain other times, which prior to adoption were reported separately in shareholders' equity, to be included in other comprehensive income. The Company has no comprehensive income as defined by SFAS No. 130.

            During fiscal 1999, the Company adopted Financial Accounting Standards Board Statement No. 131, Disclosures About Segments of an Enterprise and related Information. This statement requires public enterprises to report selected information about operating segments in annual and interim reports issued to shareholders. This statement did not have an effect on the Company's basic financial statements, as the Company operates in one business segment.

            The Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, which is effective for fiscal years beginning after June 15, 2000. SFAS 133 requires entities to recognize derivatives in their financial statements as either assets or liabilities measured at fair value. SFAS 133 also specifies new methods of accounting for derivatives used in risk management strategies (hedging activities), prescribes the items and transactions that may be hedged and specified detailed criteria required to qualify for hedge accounting. Management believes the adoption of SFAS 133 will not have a material effect on the financial statements, because the Company does not utilize derivative or hedging instruments.


ITEM 7.  FINANCIAL STATEMENTS

            Auditors' Reports                                         F-1 - F-2
            Balance Sheets                                            F-3 - F-4
            Statements of Operations                                  F-5
            Statements of Changes in Shareholders' Equity             F-6
            Statements of Cash Flows                                  F-7
            Notes to Financial Statements                             F-8 - F-15

ITEM 8. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

            On August 13, 1999, XATA Corporation's (XATA) Board of Directors determined that it would be in the best interests of the Company to cease the relationship with its independent accounting and audit firm, McGladrey & Pullen, LLP (McGladrey). McGladrey acted as independent accountant and auditors with respect to the Company's financial statements for the previous two fiscal years ended September 30, 1998. The reports of McGladrey on the financial statements of the Company for its fiscal years ended September 30, 1998 and 1997, did not contain any adverse opinion or disclaimer of opinion and were not qualified as to uncertainty, audit scope or accounting principles. The report of McGladrey on the financial statements for the fiscal year ended September 30, 1998, included an explanatory paragraph regarding the uncertainty of the Company's ability to continue as a going concern. During the Company's two most recent fiscal years and the subsequent interim period through August 13, 1999, (i) there were no disagreements between the Company and McGladrey on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which, if not resolved to the satisfaction of McGladrey, would have caused McGladrey to make reference to the subject matter of the disagreement in connection with its reports (a "Disagreement") and (ii) there were no reportable events, as defined in Item 304(a)(1)(v) of Regulation S-K of the Securities and Exchange Commission (a "Reportable Event"). The decision to replace McGladrey was not the result of any disagreement between the Company and McGladrey on any matter of accounting principal or practice, financial statement disclosure or audit procedure nor any dispute with respect to the Company's ability to continue as a "going concern."

            On August 13, 1999, Grant Thornton LLP (Grant) was selected by the Company's Board of Directors, upon the recommendation of its audit committee, as the Company's new independent accountant and audit firm. Grant will audit the Company's financial statements to be included in the Company's form 10-KSB for the fiscal year ending September 30, 1999. The Company intends to have Grant continue to serve as the Company's independent accounting and audit firm for the fiscal year ending September 30, 2000. During the last two fiscal years, the Company did not consult with Grant on any matters related to accounting principles or practice, financial statement disclosures or audit procedures.

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

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

REPORTS ON FORM 8-K

            The following reports on Form 8-K were filed by the Company during the fiscal year ended September 30, 1999.

            1. Report on Form 8-K dated February 5, 1999; Resignation of Dennis Johnson, president and chief executive officer and naming of Edward T. Michalek as the new president and chief executive officer.
            2. Report on Form 8-K dated May 13, 1999; Sale of preferred stock and move to Nasdaq Small Cap Market listing.
            3. Report on Form 8-K dated August 13, 1999; Change in Registrant's Certifying Accountant



EXHIBITS

EXHIBIT
 NO.                    DESCRIPTION OF EXHIBIT
----------------------------------------------

            3.1         Restated Articles of Incorporation, as amended (1)
            3.2         Bylaws (1)
            4.1         Form of certificate representing the Common Stock (1)
            5.1         Opinion and Consent of Counsel to the Company (1)
            10.1 Lease (for Office and Manufacturing Facilities), dated September 11, 1986, Letter Agreement and Amendment No. 1 to lease dated July 10, 1992, and Amendment No. 2 to Lease (1)
            10.2        Agreements with Dennis R. Johnson regarding employment
                        (1)
            10.3        Agreements with William P. Flies regarding employment
                        (1)
            10.4 1991 Long-Term Incentive and Stock Option Plan, as amended by the Board of Directors in May 1997 subject to ratification by the shareholders
            10.5        Purchase Agreement with Ryder Dedicated Logistics, Inc.
                        dated December 31, 1994, with supplemental agreement dated September 1, 1995 (2)
            10.7        Lease dated December 26, 1996 with Hoyt Properties, Inc.
                        for new corporate headquarters. (3)
            10.8 Letter of Agreement with William Callahan regarding compensation (4)
            10.9 Credit Agreement with Norwest Business Credit, Inc., dated October 23, 1998 and Amendments dated November 30, 1998 and January 8, 1999.(5)
            10.10 Master Security Agreement and Promissory Note with GE Capital Corporation Commercial Asset Funding, dated August 6, 1998.(5)
            10.11       Separation Agreement with Dennis R. Johnson
            10.12       Separation Agreement with William Callahan
            10.13 Amendment to Credit Agreement with Norwest Bank dated December 1, 1999
            10.14       Sublease Agreement with Kavoras, Inc. dated September 1,
                        1999

            21          Subsidiaries of the Company
            23.1        Consent of McGladrey & Pullen, LLP, independent
                        certified public accountants
            23.2        Consent of Grant Thornton LLP, independent certified
                        public accountants
            27          Financial Data Schedule
            99          1999 Definitive Proxy Materials (portions of which are
                        incorporated herein by reference).(6)

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

(4) Incorporated by reference to exhibit filed as a part of Report on Form 10-KSB for fiscal year ended September 30, 1997.

(5) Incorporated by reference to exhibit filed as a part of Report on Form 10-KSB for fiscal year ended September 30, 1998.

(6)         To be filed in definitive form not later than January 19, 2000.

                                   SIGNATURES


            In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        XATA CORPORATION

Dated:  December 28, 1999          By:       /s/     Stephen A. Lawrence
                                        ----------------------------------------
                                        Stephen A. Lawrence, Chairman (Principal
                                        executive officer)



            Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


Dated:  December 28, 1999          By:       /s/     Stephen A. Lawrence
                                        ----------------------------------------
                                        Stephen A. Lawrence, Director, Chairman
                                        (Principal executive officer)

Dated: December 28, 1999           By:       /s/      Gary C. Thomas
                                        ----------------------------------------
                                        Gary C. Thomas, Chief Financial Officer
                                        and Treasurer (Principal  accounting and
                                        financial officer)

Dated: December 28, 1999           By:       /s/     William P. Flies
                                        ----------------------------------------
                                        William P. Flies, Director, Chief
                                        Technical Officer and Secretary

Dated: December 28, 1999           By:       /s/     Dennis R. Johnson
                                        ----------------------------------------
                                        Dennis R. Johnson, Director

Dated: December 28, 1999           By:       /s/     Roger W. Kleppe
                                        ----------------------------------------
                                        Roger W. Kleppe, Director

Dated: December 28, 1999           By:       /s/     Carl M. Fredericks
                                        ----------------------------------------
                                        Carl M. Fredericks, Director

                                INDEX TO EXHIBITS


INDEX
NUMBER      DESCRIPTION
--------------------------------------------------------------------------------


10.11       Separation Agreement with Dennis R. Johnson

10.12       Separation Agreement with William Callahan

10.13       Amendment to Credit Agreement with Norwest Bank

10.14       Sublease with Kavoras, Inc

21          Subsidiaries of the Company

23.1        Consent of McGladrey & Pullen, LLP, independent public accountant

23.2        Consent of Grant Thornton LLP, independent public accountant

27          Financial Data Schedule

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors
XATA Corporation

                We have audited the accompanying balance sheet of XATA Corporation as of September 30, 1999, and the related statements of operations, changes in shareholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

                We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

                In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of XATA Corporation as of September 30, 1999, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.




                                        /s/Grant Thornton LLP

Minneapolis, Minnesota
December 8, 1999

                          INDEPENDENT AUDITOR'S REPORT

To the Board of Directors
XATA Corporation
Burnsville, Minnesota

We have audited the accompanying balance sheet of XATA Corporation as of September 30, 1998, and the related statements of operations, changes in shareholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of XATA Corporation as of September 30, 1998, and the results of its operations and its cash flows for the two years then ended, in conformity with generally accepted accounting principles.

The September 30, 1998, financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the September 30, 1998, financial statements, the Company has incurred substantial losses and reductions in cash and working capital during fiscal years 1998 and 1997. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2 to the September 30, 1998, financial statements. The September 30, 1998, financial statements do not include any adjustments that might result from the outcome of this uncertainty.




                                     /s/ McGLADREY & PULLEN, LLP

Minneapolis, Minnesota
December 8, 1998 (January 8, 1999, as to Note 8 to the September 30, 1998, financial statements)

XATA CORPORATION

BALANCE SHEETS
SEPTEMBER 30, 1999 AND 1998



ASSETS                                                                               1999                  1998
----------------------------------------------------------------------------------------------------------------------
Current Assets
     Cash and cash equivalents                                                         $   122,898        $         -
     Accounts receivables, less allowances for doubtful accounts and sales
         returns of $167,995 in 1999 and $1,047,000 in 1998                              1,740,089          1,986,954
     Inventories                                                                           637,713            474,011
     Prepaid expenses                                                                      123,640            104,480
                                                                                 -------------------------------------
                    TOTAL CURRENT ASSETS                                                 2,624,340          2,565,445
                                                                                 -------------------------------------

Equipment and Leasehold Improvements, at cost
     Engineering and manufacturing equipment                                               703,635            844,438
     Office furniture and equipment                                                      1,294,070          1,677,269
     Leasehold improvements                                                                 38,064             38,417
                                                                                 -------------------------------------
                                                                                         2,035,769          2,560,124

     Less accumulated depreciation and amortization                                      1,495,835          1,331,571
                                                                                 -------------------------------------
                    TOTAL EQUIPMENT AND LEASEHOLD IMPROVEMENTS                             539,934          1,228,553
                                                                                 -------------------------------------

Other Assets
     Capitalized software development costs, less accumulated
         amortization of $622,411 in 1999 and $2,395,993 in 1998                         4,464,815          2,685,324
     Acquired software, less accumulated amortization of $133,344
         in 1998 and $1,135,243 in 1998                                                     66,656            264,757
     Goodwill, less accumulated amortization of $83,335 in 1999
         and $1,393,866 in 1998                                                            116,665            145,237
     Other                                                                                  35,979             96,653
                                                                                 -------------------------------------
                    TOTAL OTHER ASSETS                                                   4,684,115          3,191,971
                                                                                 -------------------------------------
                    TOTAL ASSETS                                                       $ 7,848,389        $ 6,985,969
                                                                                 =====================================

See Notes to Financial Statements.


LIABILITIES AND SHAREHOLDERS' EQUITY                                                  1999                1998
---------------------------------------------------------------------------------------------------------------------
Current Liabilities
     Bank line of credit                                                               $  237,395        $   548,996
     Current maturities of long-term debt                                                 486,140            309,534
     Accounts payable                                                                   1,170,715          1,122,754
     Accrued expenses:
         Compensation                                                                     374,880            520,822
         Other                                                                            353,233            158,319
     Deferred revenue                                                                   1,118,599            896,525
                                                                               --------------------------------------
                    TOTAL CURRENT LIABILITIES                                           3,740,962          3,556,950
                                                                               --------------------------------------


Long-Term Debt                                                                                  -            461,491
                                                                               --------------------------------------

Commitments                                                                                     -                  -

Shareholders' Equity
     Preferred stock, 8% convertible, stated value $15.00 per share;
         333,333 shares authorized; 46,667 shares issued in 1999                          700,005                  -
     Common stock, par value $0.01 per share; 8,333,333 shares
         authorized; 4,435,633 and 4,430,633 shares issued
         in 1999 and 1998                                                                  44,356             44,306
     Additional paid-in capital                                                         9,502,255          9,398,821
     Common stock to be issued, 12,500 shares in 1998                                           -            135,688
     Accumulated deficit                                                               (6,139,189)        (6,611,287)
                                                                               --------------------------------------
                    TOTAL SHAREHOLDERS' EQUITY                                          4,107,427          2,967,528
                                                                               --------------------------------------
                    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                         $7,848,389        $ 6,985,969
                                                                               ======================================




See Notes to Financial Statements.

XATA CORPORATION

STATEMENTS OF OPERATIONS
YEARS ENDED SEPTEMBER 30, 1999 AND 1998


                                                                                      1999                   1998
--------------------------------------------------------------------------------------------------------------------------
Net sales                                                                             $ 11,181,809            $ 9,214,893
Cost of goods sold                                                                       6,250,244              4,707,375
                                                                               -------------------------------------------
                    GROSS PROFIT                                                         4,931,565              4,507,518

Operating expenses:
     Selling, development, general and administrative                                    4,285,664              8,231,032
                                                                               -------------------------------------------
                    OPERATING PROFIT (LOSS)                                                645,901             (3,723,514)

Nonoperating income (expense):
     Interest income                                                                        20,347                 93,516
     Interest expense                                                                     (148,937)               (36,997)
     Other                                                                                 (23,950)                (9,030)
                                                                               -------------------------------------------
                    EARNINGS (LOSS) BEFORE INCOME TAXES                                    493,361             (3,676,025)

Income tax expense                                                                               -                573,000
                                                                               -------------------------------------------
                    NET EARNINGS (LOSS)                                                  $ 493,361           $ (4,249,025)
                                                                               ===========================================

Basic net earnings (loss) per common share                                                    0.11                  (0.97)
Diluted net earnings (loss) per common share                                                  0.10                  (0.97)

Weighted-average common shares outstanding - basic                                       4,421,265              4,394,714
Weighted-average common shares outstanding - diluted                                     4,648,819              4,394,714


See Notes to Financial Statements.

XATA CORPORATION

STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
YEARS ENDED SEPTEMBER 30, 1999 AND 1998



                                                Preferred Stock               Common Stock            Additional
                                          ----------------------------------------------------------   Paid-In
                                              Shares       Amount         Shares          Amount       Capital
--------------------------------------------------------------------------------------------------------------------
Balance, September 30, 1997                           -           $ -      4,383,035   $     43,830      9,195,771
    Common stock issued on exercise of
      options and warrants                            -             -          9,524             95         14,905
    Issuance of common stock                          -             -         38,074            381        188,145
    Net loss                                          -             -              -              -              -
                                          --------------------------------------------------------------------------
Balance, September 30, 1998                           -             -      4,430,633         44,306      9,398,821
    Common stock issued on exercise of
      options and warrants                            -             -          5,000             50         10,250
    Issuance of warrants                              -             -                                        7,500
    Reversal of common stock to be issued             -             -              -                       135,688
    Issuance of preferred stock                  46,667       700,005                                      (50,004)
    Preferred stock dividend                          -             -
    Net earnings                                      -             -              -              -              -
                                          --------------------------------------------------------------------------
Balance, September 30, 1999                      46,667     $ 700,005      4,435,633   $     44,356      9,502,255
                                          ==========================================================================



[WIDE TABLE CONTINUED FROM ABOVE]



                                               Common
                                                Stock
                                                To Be           Accumulated
                                               Issued            Deficit              Total
                                   --------------------------------------------------------
Balance, September 30, 1997               $      271,875   $ (2,362,262)   $  7,149,214
    Common stock issued on exercise of
      options and warrants                             -              -         15,000
    Issuance of common stock                    (136,187)             -         52,339
    Net loss                                           -     (4,249,025)    (4,249,025)
                                         ----------------------------------------------
Balance, September 30, 1998                      135,688     (6,611,287)     2,967,528
    Common stock issued on exercise of
      options and warrants                             -              -         10,300
    Issuance of warrants                                                         7,500
    Reversal of common stock to be issued       (135,688)             -              -
    Issuance of preferred stock                                                650,001
    Preferred stock dividend                                    (21,263)       (21,263)
    Net earnings                                       -        493,361        493,361
                                         ----------------------------------------------
Balance, September 30, 1999               $            -   $ (6,139,189)   $  4,107,427
                                         ==============================================



See Notes to Financial Statements.

XATA CORPORATION

STATEMENTS OF CASH FLOWS
YEARS ENDED SEPTEMBER 30, 1999 AND 1998



                                                                                                   1999               1998
---------------------------------------------------------------------------------------------------------------------------------
Cash provided by (used in) Operating Activities
Net earnings (loss)                                                                            $       493,361    $   (4,249,025)
Adjustments to reconcile net earnings (loss) to net cash provided by (used in)
     operating activities:
     Depreciation                                                                                      419,619           502,608
     Amortization                                                                                      771,802         1,626,909
     Provision (reversal) for bad debt and sales returns                                              (117,450)          918,000
     Deferred income taxes                                                                                   -           580,000
     Other non-cash items                                                                               46,848            80,050
     Changes in assets and liabilities:
         Accounts receivable                                                                           257,154          (975,364)
         Inventories                                                                                  (163,702)          (39,175)
         Accounts payable                                                                               47,961           474,579
         Accrued expenses and deferred revenue                                                         264,437          (520,667)
         Other                                                                                         (19,160)           10,854
                                                                                                 --------------   ---------------
                    NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                              2,000,870        (1,591,231)
                                                                                                 --------------------------------

Cash provided by (used in) Investing Activities
     Principal payments received on notes receivable                                                    75,638            48,651
     Proceeds from sale of note receivable                                                                   -           548,983
     Proceeds from sale and maturity of available-for-sale securities                                        -         3,054,076
     Purchase of equipment                                                                             (51,010)         (522,588)
     Proceeds from sale of equipment                                                                         -             5,269
     Proceeds from sale of product line                                                                383,071                 -
     Addition to software development costs                                                         (2,420,535)       (3,056,728)
     Proceeds from sale of assets                                                                       78,203                 -
                                                                                                 --------------------------------
                    NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                             (1,934,633)           77,663
                                                                                                 --------------------------------

Cash provided by Financing Activities
     Net (payments) borrowings on revolving credit agreement                                          (311,601)          548,996
     Proceeds from borrowings on long-term debt                                                              -           625,000
     Payments on long-term debt                                                                       (284,885)          (23,632)
     Proceeds from common stock issued                                                                       -            12,078
     Proceeds from options and warrants exercised                                                       10,300            15,000
     Proceeds from sale of preferred stock                                                             650,001                 -
     Preferred stock dividend paid                                                                      (7,154)                -
                                                                                                 --------------------------------
                    NET CASH PROVIDED BY FINANCING ACTIVITIES                                           56,661         1,177,442
                                                                                                 --------------------------------

                    INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                   122,898          (336,126)

Cash and Cash Equivalents
     Beginning                                                                                               -           336,126
                                                                                                 --------------------------------
     Ending                                                                                            122,898                 -
                                                                                                 ================================

Supplemental Disclosures of Cash Flow Information
     Cash payments for interest                                                                         99,619            23,596

Supplemental Schedule of Noncash Investing and Financing Activities
     Preferred stock dividends payable                                                                  14,109                 -
     Warrants issued to directors                                                                        7,500                 -
     Accounts receivable converted into notes receivable                                                     -           727,945
     Discount on interest-free note payable                                                             15,660            13,401
                                                                                                 ================================


See Notes to Financial Statements.

XATA CORPORATION

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


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

A summary of the Company's significant accounting policies follows:

REVENUE RECOGNITION: Revenue for sales of the Company's systems is recognized when ownership transfers to the customer, which is generally upon shipment. Pursuant to certain contractual arrangements, revenues are recognized for completed systems held at the Company's warehouse pending the receipt of delivery instructions from the customer. At September 30, 1999, the Company had approximately $ 224,000 of systems awaiting specific delivery instructions on hand that had been billed to those customers. Revenue from extended warranty and service support contracts is deferred and recognized ratably over the contract period.

CASH AND CASH EQUIVALENTS: For purposes of reporting cash flows, the Company considers all highly liquid temporary investments with an original maturity of three months or less to be cash equivalents. The Company maintains its cash in bank deposit and money market accounts, which, at times, exceed federally insured limits. The Company has not experienced any losses in such accounts.

FAIR VALUE OF FINANCIAL INSTRUMENTS: The financial statements include the following financial instruments: cash and cash equivalents, accounts receivable, accounts payable, and long-term debt. At September 30, 1999 and 1998, no separate comparison of fair values versus carrying values is presented for the aforementioned financial instruments since their fair values are not significantly different than their balance sheet carrying amounts. The aggregate fair values of the financial instruments would not represent the underlying value of the Company.

The financial statements also include 8% convertible preferred stock. There is no quoted market price for the preferred stock. Each share of preferred stock is redeemable at the Company's option, at a price of $15 per share or convertible into ten shares of the Company's common stock. Assuming all shares are redeemed, the redemption value of the preferred stock would be $700,005. Assuming all of the preferred stock is converted into common stock, the common stock would have a market value of approximately $1,531,000 at September 30, 1999. These fair value estimates are subjective in nature and involve uncertainties. Changes in assumptions could affect these estimates.

INVENTORIES: Inventories are stated at the lower of cost or market. Cost is determined on the weighted-average method.

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 1. NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

CAPITALIZED SOFTWARE DEVELOPMENT COSTS: Software development costs incurred after the establishment of technological feasibility are capitalized and later amortized to cost of goods sold at the greater of the amount computed using the ratio of current gross revenues for the product to the total of current and anticipated future gross revenues or the straight-line method over the remaining estimated economic life of the product (two to five years).

RESEARCH AND DEVELOPMENT COSTS: Expenditures for research and development activities performed by the Company are charged to operations as incurred. Research and development expense was approximately $847,000 and $750,000 for the years ended September 30, 1999 and 1998.

DEPRECIATION AND AMORTIZATION: Depreciation and amortization are provided using the straight-line method based on the estimated useful lives of individual assets over the following periods:

                                                                           Years
Engineering and manufacturing equipment                                      3-7
Office furniture and equipment                                               3-7
Leasehold improvements                                                      3-15
Goodwill                                                                       7
Acquired software                                                            3-4

The Company reviews its long-lived assets periodically to determine potential impairment by comparing the carrying value of the long-lived assets with estimated future cash flows expected to result from the use of the assets, including cash flows from disposition. Should the sum of the expected future cash flows be less than the carrying value, the Company would recognize an impairment loss. An impairment loss would be measured by comparing the amount by which the carrying value exceeds the fair value of the long-lived assets. In fiscal 1999 the Company recorded an impairment loss, for capitalized software development costs, of $172,000. This loss is included in cost of goods sold.

PRODUCT WARRANTIES: The Company sells its systems with a limited warranty, with an option to purchase extended warranties. The Company provides for estimated warranty costs at the time of sale and for other costs associated with specific items at the time their existence and amount are determinable.

INCOME TAXES: Deferred income taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

401(k) PLAN: The Company has a 401(k) plan covering substantially all employees. The Company may make annual contributions to the plan at the discretion of the Board of Directors. Expense under the Plan for the year ended September 30, 1999 was $50,000 with no contribution for the year ended September 30, 1998.

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 1. NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

NET EARNINGS (LOSS) PER SHARE: Basic net earnings (loss) per common share is computed by dividing net earnings (loss) available to common shareholders by the weighted average common shares outstanding for the year. Diluted earnings (loss) per common share reflect the dilutive effect of stock options and assume the conversion of preferred stock and related earnings adjustments.

At September 30, 1999 and 1998, the Company had options and warrants outstanding to purchase a total of 759,693 and 751,820 shares of common stock, at a weighted-average exercise price of approximately $4.81 and $5.31. However, because the Company incurred a loss in fiscal 1998, the inclusion of potential common shares in the calculation of diluted loss per common share would have an antidilutive effect. Therefore, basic and diluted loss per common share amounts are the same.

STOCK-BASED COMPENSATION: The Company utilized the intrinsic value method of accounting for its employee stock-based compensation plans. Pro forma information related to the fair value based method of accounting is disclosed in
Note 9.

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

RECENT ACCOUNTING PRONOUNCEMENTS: The Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, which is effective for fiscal years beginning after June 15, 2000. SFAS 133 requires entities t recognize derivatives in their financial statements as either assets or liabilities measured at fair value. SFAS 133 also specifies new methods of accounting for derivatives used in risk management strategies (hedging activities), prescribes the items and transactions that may be hedged, and specified detailed criteria required to qualify for hedge accounting. Management believes the adoption of SFAS 133 will not have a material effect on the financial statements.

During fiscal 1999, the Company adopted Financial Accounting Standards Board Statement No. 131, Disclosures About Segments of an Enterprise and related Information. This statement requires public enterprises to report selected information about operating segments in annual and interim reports issued to shareholders. This statement did not have an effect on the Company's basic financial statements, as the Company operates in one business segment.

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

RECLASSIFICATIONS: Certain 1998 amounts have been reclassified to conform to the 1999 presentation.

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 2. ACQUISITION OF KEY LOGISTICS, INC.

In fiscal 1997, the Company acquired certain assets of Key Logistics, Inc. The acquisition was accounted for as a purchase. The Company issued 41,558 shares of common stock with a fair value of $400,000. During 1998, an additional 10,390 shares of common stock were issued as certain financial goals were achieved. Accordingly, the fair value of the shares issued of approximately $40,300 was recognized as compensation expense in fiscal 1998.


NOTE 3. INVENTORIES

Inventories consisted of the following:

                                                                September 30
                                                                ------------
                                                              1999        1998
                                                            --------------------
Raw materials and subassemblies                             $228,661    $270,511
Finished goods                                               409,052     203,500
                                                            --------    --------
                                                            $637,713    $474,011
                                                            ========    ========

NOTE 4. BANK LINE OF CREDIT

The Company has a credit line agreement with a financial institution consisting of a $2,000,000 line of credit. Advances under the line of credit accrue interest at prime rate (8.25 percent at September 30, 1999 and 1998) plus 2.0 percent and are due on demand. The line is subject to borrowing base requirements and is secured by substantially all the assets of the Company. The agreement requires the Company to maintain certain financial requirements, including a minimum monthly net worth level, which varies during the term of the agreement. During fiscal 2000, the most restrictive of the net worth requirements occurs on August 31, 2000, when the Company must maintain a net worth of not less than $5,030,000. The agreement expires in October 2000 and will be automatically renewed for one year unless previously cancelled by either the Company or the bank.

NOTE 5. LONG-TERM DEBT Long-term debt consisted of the following:

                                                                       September 30
                                                                   --------------------
                                                                     1999        1998
                                                                   --------------------
Note payable, noninterest-bearing, discounted at 9%, due
    December 1999, unsecured                                       $184,200    $169,657
Note payable, due in monthly installments of $28,840 including interest at 10% through July 2000, secured by equipment and
    leasehold improvements                                          301,940     601,368
                                                                   --------    --------

                                                                    486,140     771,025
Less current maturities                                             486,140     309,534
                                                                   --------    --------
                                                                   $     --    $461,491
                                                                   ========    ========

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 6. INCOME TAXES

The tax effects of the Company's deferred tax assets and liabilities are as follows:

                                                      September 30
                                              ---------------------------
                                                  1999            1998
                                              ---------------------------
Goodwill and acquired software                $         -     $   862,000
Inventory and warranty reserve                     83,000         108,000
Accrued expenses and deferred revenue             150,000         188,000
Sales Reserve                                      67,000         352,000
Net operating loss carryforwards                4,137,000       2,589,000
                                              -----------     -----------
Gross deferred tax assets                       4,437,000       4,099,000

Valuation allowance on deferred tax assets     (2,475,000)     (2,900,000)
                                              -----------     -----------
Net deferred tax assets                         1,962,000       1,199,000

Software development costs                     (1,859,000)     (1,071,000)
Depreciation                                     (103,000)       (128,000)
                                              -----------     -----------
Gross deferred tax liabilities                 (1,962,000)     (1,199,000)
                                              -----------     -----------
Net deferred tax asset                        $        --     $        --
                                              ===========     ===========

The Company has recorded a valuation allowance on its deferred tax assets to reduce the total to an amount that management believes is more likely than not to be realized. Realization of deferred tax assets is dependent upon sufficient future taxable income during periods when deductible temporary differences and carryforwards are expected to be available to reduce taxable income.

The Company's income tax expense (benefit) differed from the statutory federal rate as follows:

                                                                 September 30
                                                         ---------------------------
                                                             1999            1998
                                                         ---------------------------
Statutory rate applied to earnings before tax            $   168,000     $(1,287,000)
State income tax (benefit), net of federal tax effect             --         (67,000)
Net operating loss carryforwards                            (168,000)      1,335,000
Change in valuation allowance                                     --         580,000
Other                                                             --          12,000
                                                         -----------     -----------
                                                         $        --     $   573,000

Currently refundable                                     $        --     $    (7,000)
Deferred                                                          --         580,000
                                                         -----------     -----------
                                                         $        --     $   573,000
                                                         ===========     ===========

At September 30, 1999, the Company has federal net operating losses of approximately $10,342,000 expiring as follows: $221,000 in 2009, $1,255,000 in
2012, $4,439,000 in 2018 and $4,427,000 in 2019.

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 7. COMMITMENTS AND CONTINGENCIES

OPERATING LEASES: The Company leases its office, warehouse, and certain office equipment under noncancelable operating leases. The facility lease requires that the Company pay a portion of the real estate taxes, maintenance, utilities, and insurance.

Approximate future minimum rental commitments excluding common area costs under these noncancelable operating leases are: Years ending September 30:

2000                                                                  $  262,000
2001                                                                     255,000
2002                                                                     231,000
2003                                                                     202,000
2004                                                                     137,000
                                                                      ----------
                                                                      $1,087,000
                                                                      ==========

Rental expense, including common area costs, was approximately $251,000 and $232,000 for the years ended September 30, 1999 and 1998.

NOTE 8. STOCK OPTIONS AND WARRANTS

STOCK OPTION PLAN: The Company has a 1991 Long-Term Incentive and Stock Option Plan (Plan). The Plan permits the granting of "incentive stock options" meeting the requirements of Section 422 of the Internal Revenue Code of 1986, as amended, and nonqualified options that do not meet the requirements of Section
422. Stock appreciation rights and restricted stock awards may also be granted under the Plan. A total of 875,000 shares of the Company's common stock have been reserved for issuance pursuant to options granted or shares awarded under the Plan. Generally, the options that have been granted under the Plan are exercisable for a period of five years from the date of grant and vest over a period of up to three years from the date of grant. All stock options have been granted at fair market value, and accordingly, no compensation expense has been recorded for all periods presented.

Grants under the Plan are accounted for following APB Opinion No. 25 and related interpretations. Accordingly, no compensation cost has been recognized for grants under the Plan. Had compensation cost for the plan been determined based on the fair values of options granted (the method described in FASB Statement No. 123), reported net earnings (loss) and basic and diluted net earnings (loss) per common share on a pro forma basis as compared to reported results would have been as follows:

                                                    1999            1998
                                                ----------------------------
Net earnings (loss):
    As reported                                 $   493,361    $  (4,249,025)
    Pro forma                                       110,996       (4,562,325)
Basic net earnings (loss) per common share:
    As reported                                 $      0.11    $       (0.97)
    Pro forma                                          0.03            (1.04)
Diluted net earnings (loss) per common share
    As reported                                 $      0.10    $       (0.97)
    Pro forma                                          0.02            (1.04)

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


For purposes of the aforementioned pro forma information, the fair value of each option is estimated at the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions for grants in 1999 and 1998: dividend rate of zero for both years; price volatility of 92% and 127%; risk-free interest rate of 5.2% and 6.1%; and expected lives of approximately four years in both periods. The weighted-average fair value per option, of options granted in 1999 and 1998, was $1.74 and $3.49.

COMMON STOCK WARRANTS: The Company has, on occasion, issued warrants for the purchase of common stock to consultants and placement agents. Compensation expense associated with the warrants issued to consultants has not been material. At September 30, 1999, warrants were outstanding to purchase a total of 113,478 shares of common stock at a weighted-average exercise price of $4.59 per share, with a weighted-average remaining life of approximately 2.9 years.

Additional information relating to all outstanding options as of September 30, 1999 and 1998, is as follows:

                                               1999                  1998
                                       --------------------   ------------------
                                                   Weighted-           Weighted-
                                                   Average              Average
                                                   Exercise             Exercise
                                        Shares      Price      Shares    Price
                                       -----------------------------------------
Options outstanding at beginning of
   Year                                 692,486     $5.31      530,736     $5.85
   Options granted                      241,151      2.53      206,750      4.26
   Options exercised                     (5,000)     2.06       (5,780)     3.12
   Options canceled                    (282,422)     4.02      (39,220)     4.87
                                       --------     -----     --------     -----
Options outstanding at end of year      646,215     $4.85      692,486     $5.31
                                       ========     =====     ========     =====

The following table further summarizes information about stock options outstanding at September 30, 1999:

                                                Options Outstanding          Options Exercisable
                                               Weighted-
                               Number           Average     Weighted-       Number        Weighted-
                           Outstanding at      Remaining     Average    Exercisable at     Average
                            September 30,     Contractual   Exercise     September 30,    Exercise
Range of Exercise Price         1999         Life (Years)     Price          1999           Price
$2.12 - $5.00                     374,735         1.2          $3.01            74,709        $3.54
$5.01 - $9.50                     271,480         3.5           7.39           251,897         7.49
                                  -------         ---          -----           -------        -----
$2.12 - $9.50                     646,215         2.2          $4.85           326,606        $6.59
                                  =======         ===          =====           =======        =====


NOTE 9. PREFERRED STOCK

The Company is authorized to issue 333,333 shares of preferred stock. During 1999, the Company issued 46,667 shares of Class A 8% convertible preferred stock at $15 per share. Proceeds received totaled $650,001, net of related issuance costs of $50,004. Each share of preferred stock is convertible into 10 shares of common stock. The holders of preferred stock have liquidation preference over common shareholders and are entitled to receive cumulative cash dividends at an annual rate of 8% per share. The preferred stock is redeemable, at the option of the Company, at a $15 stated value per share.

At September 30, 1999, 466,670 shares of common stock were reserved for the potential conversion of preferred stock.

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 10. MAJOR CUSTOMERS
Net sales include sales to major customers as follows:

                                                        Years Ended September 30
                                                            1999        1998
Revenue percentage:
    Customer A                                                  17           *
    Customer B                                                  13          17
    Customer C                                                   *          16
Ending receivable balance:
    Customer A                                            $332,000    $     --
    Customer B                                                  --     907,000
    Customer C                                                  --     230,000

*Net sales were less than 10 percent of total net sales.