Form 10QSB
period 1999-12-31
XATA CORP /MN/
filed 2000-02-11
CIK 854398

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

    X         Quarterly report pursuant to Section 13 of 15(d) of the Securities
----------    Exchange Act of 1934


For the quarterly period ended December 31, 1999 or


              Transition report pursuant to Section 13 or 15(d) of the
----------    Securities Exchange Act of 1934


For the transition period from ___________ to ____________

Commission File Number:                             0-27166
                                 ----------------------------------------------


                                                  XATA Corporation
---------------------------------------------------------------------------------------------------------------------------------
                                 (Exact Name of Registrant as Specified in its Charter)


                                Minnesota                                                       41-1641815
---------------------------------------------------------------------------  -------------------------------------------------
(State or Other Jurisdiction of Incorporation or Organization)               (I.R.S. Employer Identification Number)

                                    151 E. Cliff Road, Suite 10, Burnsville, Minnesota 55337
---------------------------------------------------------------------------------------------------------------------------------
                                    (Address of Principal Executive Offices)    (Zip Code)


Registrant's telephone number, including area code:                    (612) 894-3680
                                                                -----------------------------



---------------------------------------------------------------------------------------------------------------------------------
                 (Former name, former address and former fiscal year, if changed since last report)


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


                      APPLICABLE ONLY TO CORPORATE ISSUERS:
As of February 1, 2000, the following securities of the Registrant were outstanding: 4,472,296 shares of Common Stock, $.01 par value per share.

                                XATA Corporation
                                      INDEX




PART I.                FINANCIAL INFORMATION                                              Page No.
                                                                                          --------
             Item 1.   Financial Statements:
               Balance Sheets as of
               December 31, 1999 and September 30, 1999                                        3

               Statements of Operations for the Three
               Months Ended December 31, 1999 and 1998                                         5

               Statements of Cash Flows for the Three
               Months Ended December 31, 1999 and 1998                                         6

               Notes to Financial Statements                                                   7

             Item 2.   Management's Discussion and Analysis or Plan of Operation               8


PART II.                 OTHER INFORMATION
             Item 1. Legal Proceedings                                                        12

             Item 2. Changes in Securities                                                    12

             Item 3. Defaults upon Senior Securities                                          12

             Item 4. Submission of Matters to a Vote of Security Holders                      12

             Item 5. Other Information                                                        12

             Item 6. Exhibits and Reports on Form 8-K                                         12

             Signatures                                                                       13

PART I.  Item 1. Financial Information


XATA Corporation
BALANCE SHEETS
December 31, 1999 and September 30, 1999
                                                   December 31,  September 30,
                                                       1999           1999
                                                   ------------  -------------
ASSETS:                                            (unaudited)     (audited)

Current Assets:

    Cash and cash equivalents                      $  377,954    $  122,898
    Accounts receivable, net                        2,799,307     1,740,089
    Inventories                                       809,150       637,713
    Prepaid expenses                                  117,639       123,640

                                                   ----------    ----------
                 Total current assets               4,104,050     2,624,340

Equipment and leasehold improvements, net             463,454       539,934

Other Assets:

    Capitalized software development costs, net     5,296,807     4,464,815
    Purchased software, net                                 0        66,656
    Goodwill, net                                           0       116,665
    Other                                              28,316        35,979
                                                   ----------    ----------
                                                    5,325,123     4,684,115


                 Total assets                      $9,892,627    $7,848,389
                                                   ==========    ==========

XATA Corporation
BALANCE SHEETS
December 31, 1999 and September 30, 1999


                                                                             December 31,    September 30,
LIABILITIES AND SHAREHOLDERS' EQUITY :                                           1999             1999
                                                                             ------------    -------------
                                                                             (unaudited)       (audited)
Current Liabilities:

    Bank line of credit                                                      $ 1,019,733     $   237,395
    Current maturies of long-term debt                                           411,855         486,140
    Accounts payable                                                           2,027,378       1,170,715
    Accrued expenses                                                             790,072         728,113
    Deferred revenue                                                           1,415,485       1,118,599
                                                                             -----------     -----------
                 Total current liabilities                                     5,664,523       3,740,962

Shareholders' Equity:

    Preferred Stock, 8% convertible, stated value $15.00 per share;
          333,333 shares authorized; 46,667 shares issued and outstanding        700,005         700,005
    Common stock, par value $.01 per share, 8,333,333 shares authorized;
          4,435,633 shares issued and outstanding                                 44,356          44,356
    Additional paid-in capital                                                 9,502,255       9,502,255
    Accumulated deficit                                                       (6,018,512)     (6,139,189)
                                                                             -----------     -----------

                 Total shareholders' equity                                    4,228,104       4,107,427
                                                                             -----------     -----------

                 Total liabilities and shareholders' equity                  $ 9,892,627     $ 7,848,389
                                                                             ===========     ===========

XATA Corporation
STATEMENTS OF OPERATIONS

For the Three Months ended December 31, 1999 and 1998

                                            Three Month Periods
                                            Ended December 31,
                                          1999            1998
                                       -----------     -----------
                                       (unaudited)     (unaudited)

Net sales                              $ 2,928,646     $ 2,352,334

Cost of goods sold                       1,614,851       1,309,559
                                       -----------     -----------

    Gross profit                         1,313,795       1,042,775

Operating expenses                       1,043,433       1,081,066
                                       -----------     -----------

    Operating profit(loss)                 270,362         (38,291)

Non-operating income (expense):
    Interest expense                       (26,431)        (41,800)
    Interest income                            546           2,495
    Other expense                         (109,687)              0
                                       -----------     -----------
                                          (135,572)        (39,305)

                                       -----------     -----------
Earnings (loss) before income taxes        134,790         (77,596)


Income taxes                                     0               0
                                       -----------     -----------
Net earnings (loss)                    $   134,790     $   (77,596)
                                       ===========     ===========


Net earnings (loss) per share
          Basic                        $      0.03     $     (0.02)
                                       ===========     ===========
          Diluted                      $      0.03     $     (0.02)
                                       ===========     ===========

Weighted average common and common
    equivalent shares outstanding
          Basic                          4,435,633       4,418,133
                                       ===========     ===========
          Diluted                        4,979,553       4,418,133
                                       ===========     ===========

XATA Corporation
STATEMENTS OF CASH FLOWS

For the Three Months Ended December 31, 1999 and 1998

                                                                               Three Month Periods
                                                                                Ended December 31,
                                                                                1999         1998
                                                                            -----------   -----------
                                                                            (unaudited)   (unaudited)
Cash provided by Operating Activities
                                                                             ---------     ---------
                               Net cash provided by operating activities       243,259       351,467
                                                                             ---------     ---------

Cash used in Investing Activities
    Principal payments received on notes receivable                              4,499        62,408
    Purchase of equipment                                                            0       (20,179)
    Additions to capitalized software development costs                       (700,755)     (697,923)
                                                                             ---------     ---------
                                Net cash  (used in) investing activities      (696,256)     (655,694)
                                                                             ---------     ---------

Cash provided by Financing Activities
    Net borrowings on revolving line of credit                                 782,338       397,392
    Payments of long-term debt                                                 (74,285)      (93,165)
                                                                             ---------     ---------
                                Net cash provided by financing activities      708,053       304,227
                                                                             ---------     ---------

                 Increase in cash and cash equivalents                         255,056             0

Cash and Cash Equivalents
    Beginning period                                                           122,898             0
                                                                             ---------     ---------
    Ending period                                                            $ 377,954     $       0
                                                                             =========     =========

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 1.  MANAGEMENT STATEMENT

In the opinion of management of the Company, the accompanying unaudited financial statements contain all adjustments (consisting of only normal, recurring accruals) necessary to present fairly the financial position of the Company as of December 31, 1999 and the results of operations and cash flows for the three month periods ended December 31, 1999 and 1998. The results of operations for any interim period are not necessarily indicative of the results for the fiscal year ending September 30, 2000. These interim financial statements should be read in conjunction with the Company's annual financial statements and related notes thereto included in the Company's Form 10-KSB and Annual Report to shareholders for the fiscal year ended September 30, 1999.


NOTE 2.    BASIC AND DILUTED PER SHARE

Basic net earnings (loss) per common share is computed by dividing net earnings
(loss) available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings (loss) per common share reflect the dilutive effect of stock options, warrants and assumes the conversion of preferred stock and related earnings adjustments.


NOTE 3. CORPORATE LIQUIDITY

Management's plans in regards to meeting the Company's working capital needs in fiscal 2000 include cash from operations, utilization of its bank line of credit and current vendor terms. This should provide adequate cash to fund operations for the foreseeable future if investments in product development and other operating costs are strictly controlled. Any significant new product development in the near term will require external funding. The Company may not be able to secure external funding when needed or at all, and such funding, if available, may not be on terms favorable or acceptable to the Company.

It is possible that the Company's cash needs may vary significantly from its projections, due to failure to generate anticipated cash flow, growth at a rate faster than anticipated or other reasons. No assurance can be given that the Company's predictions regarding its cash needs will prove accurate and there can be no assurance that current financial arrangements will be sufficient or that additional financing, if needed, can be obtained on terms acceptable to the Company.

NOTE 4.  OTHER

On December 30, 1999 the Company sold its RouteView product line for $225,000. Of the sale price, $50,000 is included in deferred revenue and will be recognized ratably over 36 months. The Company recorded a loss on the sale of the product line of approximately $90,000 in the quarter ended December 31, 1999. The proceeds from the sale were received in January 2000.

PART I ITEM 2. Management's discussion and analysis or plan of operation. The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company's results of operations and financial condition. This discussion should be read in conjunction with the financial statements in Item 1 and the Company's report on Form 10-KSB for the year ended September 30, 1999.

RESULTS OF OPERATIONS
NET SALES. The Company's net sales for the three months ended December 31, 1999 were $2,928,646, an increase of 24% compared to sales of $2,352,334 for the three month period ended December 31, 1998. The increase was due primarily to higher sales of onboard computers partially offset by lower stand-alone software sales, due to the sale of the XATA Enterprise Technologies product line in February 1999. The Company anticipates that total Company revenue for fiscal 2000 will exceed fiscal 1999 levels.

GROSS PROFIT. The Company had a gross profit of $1,313,795 (45% of net sales) for the three months ended December 31, 1999, compared to a gross profit of $1,042,775 (44% of net sales) for the same period a year ago.

OPERATING EXPENSES. Operating expenses include research and development, selling expenses and general and administrative expenses. Total operating expenses were $1,043,433 for the three month period ended December 31, 1999 (36% of net sales) compared to $1,081,066 (46% of net sales) for the comparable prior year period.

Operating expenses other than research and development were $988,600 (34% of net sales) for the three month period ended December 31, 1999 compared to $973,828 (41% of net sales) for the comparable prior year period. Lower employee, advertising, travel and public company related expenses were offset by higher outside services, primarily contractors, and depreciation and amortization expense. The Company expects operating expenses for fiscal 2000 to be higher than during fiscal 1999.

The Company's market position is based on its strong research capability and its technology leadership, as evidenced by its growing customer base. The Company has significantly increased expenditures for its combined research and development and capitalized software development over the past three years. Expenditures for research and development are included in operating expenses and are charged to operations as incurred. These research and development expenses during the three months ended December 31, 1999 were $180,617 compared to $117,238 during the comparable period a year ago. The increase over the prior year period occurred primarily as the result of higher contractor rates. Software development costs are capitalized after the establishment of technological feasibility of new products. Capitalized software development costs are amortized to cost of sales over the expected useful life of the product, beginning when the first commercial sales are made. The recoverability of capitalized costs is evaluated each quarter. Software development costs of $1,002,755, which includes a non cash expense of $302,000, were capitalized for the three month period ended December 31, 1999, compared to $697,923 for the comparable three month period in fiscal 1998. The Company anticipates that expenditures for research and development and capitalized software development for fiscal 2000 will be approximately the same as fiscal 1999.

INTEREST AND OTHER INCOME AND EXPENSE. Net interest expense for the three month period ended December 31, 1999 was $25,885 compared to $39,305 in the comparable prior year period. The decrease was due to a lower average balance on the bank line of credit.

Other expense includes $20,000 in fees to John G. Kinnard & Company for its efforts in assisting the Company in assessing various alternatives. In addition, on December 30, 1999 the Company sold its RouteView product line for $225,000, resulting in a loss of approximately $90,000.

INCOME TAXES. No income tax expense or benefit was recorded for the three month periods ended December 31, 1999 and 1998 due to the Company's net operating loss carry forward. No tax benefit was recorded from the net operating loss carry forward during the period ended December 31, 1999.

NET EARNINGS. Net earnings for the three month period ended December 31, 1999 was $134,790 compared to a net loss of $77,596 for the period ended December 31, 1998. The increase in net earnings was primarily the result of higher revenues partially offset by expenses associated with the sale of the RouteView product line and expenses related to the engagement of John G. Kinnard & Company.

LIQUIDITY AND CAPITAL RESOURCES
At December 31, 1999, the Company had a working capital deficit of $1,560,473 compared to a deficit of $1,116,622 at September 30, 1999.

Cash flows provided by operating activities during the three months ended December 31, 1999 totaled $243,259 compared to cash provided by operating activities of $351,467 for the same period a year ago. Cash provided by operations for the three months ended December 31, 1999 was primarily the result of a net earnings of approximately $135,000, an increase in accounts payable of approximately $850,000 and an increase in deferred revenue of approximately $297,000, non-cash expense of depreciation and amortization of approximately $267,000, off set by an increase in accounts receivable of approximately $1,059,000 and an increase in inventory of approximately $177,000.

Cash flows used in investing activities was $696,256 for the period ending December 31, 1999 compared to cash used in investing activities of $655,694 during the same period last year. The increase in cash used in investing activities was due primarily to increases in software development costs.

Cash flows provided by financing activities was $708,053 during the three months ended December 31, 1999 compared to $304,227 during the same period a year ago. The increase was due to additional use of the Company's bank line of credit, partially offset by repayments of the Company's long term debt.

During fiscal 2000, cash will be required to meet working capital needs, including inventory and accounts receivable financing, sales and marketing expenditures, customer support, continuing research and development expenses and capital expenditures. The Company believes its 1) cash from operations, 2) bank line of credit and 3) current vendor terms will provide adequate cash to fund operations for the foreseeable future. The Company's future cash flows from operations may, however, vary depending on a number of factors including the level of competition, general economic conditions as well as other factors beyond the Company's control. Moreover, any significant new product development in the near term will require external funding. No assurance can be given that the Company's projections regarding its cash needs will prove accurate, that the Company will not require additional funding or, that the Company will be able to secure any required additional funding when needed or at all, or that such funding, if obtained, will be on terms favorable or acceptable to the Company.

The Company completed its year 2000 equipment and software readiness, where two-year digits are used to define the applicable year, prior to December 31, 1999, at a direct cost of less than $100,000. To date the Company has experienced no significant year 2000 issues with either its internal systems or those related to entities with which it does business. The Company will continue to monitor its systems and products on an on-going basis. At this time, the Company anticipates no significant year 2000 actions.

FORWARD-LOOKING STATEMENTS
THIS DOCUMENT INCLUDES FORWARD-LOOKING STATEMENTS BASED ON CURRENT EXPECTATIONS. ACTUAL RESULTS MAY DIFFER MATERIALLY. THESE FORWARD-LOOKING STATEMENTS INVOLVE A NUMBER OF RISKS AND UNCERTAINTIES INCLUDING, BUT NOT LIMITED TO, THE RECEIPT AND SHIPPING OF NEW ORDERS FOR THE COMPANY'S CURRENT PRODUCTS, THE TIMELY INTRODUCTION AND MARKET ACCEPTANCE OF NEW PRODUCTS, RESEARCH AND DEVELOPMENT FUNDING AT THE LEVELS REQUIRED AND THE ABILITY TO SECURE AND MAINTAIN STRATEGIC PARTNER RELATIONSHIPS.

PART II.  OTHER INFORMATION

        Item 1.   Legal Proceedings - None

        Item 2.   Changes In Securities - None

        Item 3.   Defaults upon Senior Securities - None

        Item 4.   Submission of Matters to a Vote of Security Holders - None

        Item 5.   Other Information - None

        Item 6.   Exhibits and Reports on Form 8-K

                  Exhibits

                  Exhibit
                  No.                            Description of Exhibit
                  -----------------------------------------------------

                  11                             Earnings Per Share

                  27                             Financial Data Schedule

                  Form 8-K  None

SIGNATURES
Pursuant to the requirements of the Securities and Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



        Dated:  February 11, 1999        XATA Corporation
                -----------------        (Registrant)



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