Form 10QSB
period 2000-03-31
XATA CORP /MN/
filed 2000-05-12
CIK 854398

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

    X    Quarterly report pursuant to Section 13 or 15(d) of the Securities
-------  Exchange Act of 1934


For the quarterly period ended March 31, 2000 or

         Transition report pursuant to Section 13 or 15(d) of the Securities ------- Exchange Act of 1934


For the transition period from ___________ to ____________

Commission File Number:                             0-27166
                                 ----------------------------------------------


                                XATA Corporation
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)


         Minnesota                                     41-1641815
------------------------------------  ------------------------------------------
(State or Other Jurisdiction             (I.R.S. Employer Identification Number)
of Incorporation or Organization)

            151 E. Cliff Road, Suite 10, Burnsville, Minnesota 55337
--------------------------------------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)


Registrant's telephone number, including area code:          (612) 894-3680
                                                       -------------------------



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
                                                 Yes     X     No
                                                       ------     ------


                      APPLICABLE ONLY TO CORPORATE ISSUERS:
As of May 10, 2000 the following securities of the Registrant were outstanding:
4,530,361 shares of Common Stock, $.01 par value per share.

                                XATA Corporation
                                      INDEX



PART I.                  FINANCIAL INFORMATION                                            Page No.
                                                                                          --------
             Item 1.   Financial Statements:
                 Balance Sheets as of
                 March 31, 2000 and September 30, 1999                                         3

                 Statements of Earnings for the Three and Six
                 Months Ended March 31, 2000 and 1999                                          5

                 Statements of Cash Flows for the Six
                 Months Ended March 31, 2000 and 1999                                          6

                 Notes to Financial Statements                                                 7

             Item 2.   Management's Discussion and Analysis or Plan of Operation               9

PART II.     OTHER INFORMATION

             Item 1. Legal Proceedings                                                        12

             Item 2. Changes in Securities                                                    12

             Item 3. Defaults upon Senior Securities                                          12

             Item 4. Submission of Matters to a Vote of Security Holders                      12

             Item 5. Other Information                                                        12

             Item 6. Exhibits and Reports on Form 8-K                                         12

             Signatures                                                                       13



PART I.  Item 1. Financial Information


XATA Corporation
BALANCE SHEETS
March 31, 2000 and September 30, 1999

                                                        March 31,        September 30,
ASSETS:                                                   2000               1999
                                                       ----------        ----------
                                                      (unaudited)         (audited)
Current Assets:

    Cash and cash equivalents                          $   66,740        $  122,898
    Accounts receivable, net                            2,352,837         1,740,089
    Inventories                                         1,044,161           637,713
    Prepaid expenses                                       92,514           123,640
    Deferred income tax                                   160,000                 0
                                                       ----------        ----------
                 Total current assets                   3,716,252         2,624,340

Equipment and leasehold improvements, net                 440,459           539,934


Other Assets:

    Capitalized software development costs, net         5,736,835         4,464,815
    Purchased software, net                                     0            66,656
    Goodwill, net                                               0           116,665
    Other                                                  27,717            35,979
                                                       ----------        ----------
                 Total other assets                     5,764,552         4,684,115




                 Total assets                          $9,921,263        $7,848,389
                                                       ==========        ==========


XATA Corporation
BALANCE SHEETS
March 31, 2000 and September 30, 1999


                                                                    March 31,         September 30,
LIABILITIES AND SHAREHOLDERS' EQUITY :                                2000                 1999
                                                                   -----------         -----------
                                                                   (unaudited)           (audited)
Current Liabilities:

    Bank line of credit                                            $   760,792         $   237,395
    Current maturities of long term debt                               332,884             486,140
    Accounts payable                                                 2,242,339           1,170,715
    Accrued expenses                                                   680,503             728,113
    Deferred revenue                                                 1,268,395           1,118,599
                                                                   -----------         -----------
                 Total current liabilities                           5,284,913           3,740,962

Shareholders' Equity:

    Preferred stock, 8% convertible                                    600,000             700,005
    Common stock                                                        45,125              44,356
    Additional paid-in capital                                       9,628,544           9,502,255
    Accumulated deficit                                             (5,637,319)         (6,139,189)
                                                                   -----------         -----------

                 Total shareholders' equity                          4,636,350           4,107,427
                                                                   -----------         -----------

                 Total liabilities and shareholders' equity        $ 9,921,263         $ 7,848,389
                                                                   ===========         ===========


XATA Corporation
STATEMENTS OF EARNINGS
For the Three and Six Months ended March 31, 2000 and 1999


                                                 Three Month Periods                    Six Month Periods
                                                   Ended March 31,                       Ended March 31,
                                              2000                1999               2000                1999
                                          -----------         -----------         -----------         -----------
                                          (unaudited)         (unaudited)         (unaudited)         (unaudited)
Net sales                                 $ 3,162,783         $ 3,366,664         $ 6,091,429         $ 5,718,998

Cost of sales                               1,830,361           1,819,575           3,445,212           3,129,133
                                          -----------         -----------         -----------         -----------

    Gross profit                            1,332,422           1,547,089           2,646,217           2,589,865

Operating expenses                          1,039,499           1,194,436           2,082,932           2,275,503
                                          -----------         -----------         -----------         -----------

    Operating income                          292,923             352,653             563,285             314,362

Non-operating (expense) income:
    Interest expense                          (41,488)            (39,589)            (67,919)            (81,390)
    Interest income                             1,321                 450               1,867               2,946
    Other                                     (18,675)             24,428            (128,362)             24,428
                                          -----------         -----------         -----------         -----------
                                              (58,842)            (14,711)           (194,414)            (54,016)

                                          -----------         -----------         -----------         -----------
Earnings before income taxes                  234,081             337,942             368,871             260,346

Income tax benefit                           (160,000)                  0            (160,000)                  0
                                          -----------         -----------         -----------         -----------
Net earnings                              $   394,081         $   337,942         $   528,871         $   260,346
                                          ===========         ===========         ===========         ===========


Net earnings per share
          Basic                           $      0.09         $      0.08         $      0.11         $      0.06
                                          ===========         ===========         ===========         ===========
          Diluted                         $      0.08         $      0.08         $      0.11         $      0.06
                                          ===========         ===========         ===========         ===========

Weighted average common and common
    equivalent shares outstanding
          Basic                             4,475,597           4,418,133           4,455,506           4,418,133
                                          ===========         ===========         ===========         ===========
          Diluted                           5,014,648           4,460,298           4,983,528           4,459,582
                                          ===========         ===========         ===========         ===========


XATA Corporation
STATEMENTS OF CASH FLOWS
For the Six Months Ended March 31, 2000 and 1999

                                                                                                   Six Month Periods
                                                                                                    Ended March 31,
                                                                                               2000                1999
                                                                                            -----------         -----------
                                                                                            (unaudited)          (unaudited)
                                                                                            -----------         -----------
Cash Flows from Operating Activities                                                        $   788,381         $ 1,510,219
                                                                                            -----------         -----------

Cash Flows from Investing Activities
    Proceeds received on notes receivable                                                         9,072              81,078
    Purchase of equipment                                                                       (46,708)            (50,870)
    Additions to capitalized software development costs                                      (1,414,985)         (1,167,301)
    Proceeds from sale of assets                                                                225,000             485,701
                                                                                            -----------         -----------
                                 Net cash used in investing activities                       (1,227,621)           (651,392)
                                                                                            -----------         -----------

Cash Flows from Financing Activities
    Net borrowings on bank line of credit                                                       523,397            (483,071)
    Proceeds from long-term debt                                                                      0              (8,985)
    Payments of long-term debt                                                                 (153,256)           (153,089)
    Proceeds from the exercise of common stock options                                           27,054                   0
    Preferred stock dividends paid                                                              (14,113)                  0
                                                                                            -----------         -----------
                                 Net cash provided by (used in) financing activities            383,082            (645,145)
                                                                                            -----------         -----------

                 Increase (decrease) in cash and cash equivalents                               (56,158)            213,682

Cash and Cash Equivalents
    Beginning period                                                                            122,898                   0
                                                                                            -----------         -----------
    Ending period                                                                           $    66,740         $   213,682
                                                                                            ===========         ===========



NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 1.  MANAGEMENT STATEMENT

In the opinion of management of the Company, the accompanying unaudited financial statements contain all adjustments (consisting of only normal, recurring accruals) necessary to present fairly the financial position of the Company as of March 31, 2000 and the results of operations and cash flows for the three and six month periods ended March 31, 2000 and 1999. The results of operations for any interim period are not necessarily indicative of the results for the fiscal year ending September 30, 2000. These interim financial statements should be read in conjunction with the Company's annual financial statements and related notes thereto included in the Company's Form 10-KSB and Annual Report to shareholders for the fiscal year ended September 30, 1999.

NOTE 2.  BASIC AND DILUTED PER SHARE

Basic net earnings per common share is computed by dividing net earnings available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per common share reflect the dilutive effect of stock options, warrants, and assumes the conversion of preferred stock and related earnings adjustments.

NOTE 3.  CORPORATE LIQUIDITY

Management's plans in regard to meeting the Company's working capital needs in fiscal 2000 include cash from operations, utilization of its bank line of credit and current vendor terms. This should provide adequate cash to fund operations for the foreseeable future if investments in product development and other operating costs are strictly controlled. Any significant new product development in the near term will require external funding. On April 20, 2000, the Company borrowed $1 million from a corporate entity pursuant to a five year promissory note. The note carries an interest rate of two percent over prime and is secured by the Company's fixed assets and inventory. Principal and interest are paid monthly.

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

NOTE 4.  INCOME TAXES

During the three month period ended March 31, 2000, the Company re-evaluated the valuation allowance it had previously established on its deferred tax assets. The Company now believes it will realize an income tax benefit for at least a portion of its net operating loss carryforward. However, because of the uncertainties involved in projecting taxable income far into the future, the Company has recorded net deferred tax assets and reduced the amount of the valuation allowance by $160,000 to reflect its estimate of the amount of deferred tax assets it believes is more likely than not will be realized. Realization of deferred tax assets is dependent on future taxable income during the periods when deductible temporary differences and carryforwards are expected to be available to reduce taxable income. The amount of the net deferred tax assets considered realizable could be reduced in the future if actual future taxable income is lower than estimated, or if there are differences in the timing or amount of future reversals of existing taxable temporary differences.

PART I ITEM 2. Management's discussion and analysis or plan of operation. The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company's results of operation and financial condition. This discussion should be read in conjunction with the financial statements in Item 1 and the Company's report on Form 10-KSB for the period ended September 30, 1999.

RESULTS OF OPERATIONS
NET SALES. The Company's net sales for the three months ended March 31, 2000 decreased 6.1% to $3,162,783 as compared to sales of $3,366,664 for the comparable three month period ended March 31, 1999. Net sales for the six months ended March 31, 2000 increased 6.5% to $6,091,429 from the comparable six months ended March 31, 1999. The decrease in net sales for the three months ended March 31, 2000 was due to slightly lower unit sales prices partially offset by higher service revenues. The increase for the six months ended March 31, 2000 was primarily due to higher software and service revenues. The Company anticipates that total revenue for fiscal 2000 will exceed fiscal 1999 levels.

GROSS PROFIT. The Company had a gross profit of $1,332,422 (42.1% of net sales) for the three months ended March 31, 2000, compared to a gross profit of $1,547,089 (46.0% of net sales) for the same period in 1999. The six month totals were $2,646,217 (43.4% of net sales) and $2,589,865 (45.3% of net sales)
respectively. The decrease in gross profit percentage is due primarily to higher material costs and an increase in the amortization of capitalized software development costs allocated to cost of sales.

OPERATING EXPENSES. Operating expenses include research and development, selling expenses and general and administrative expenses. Total operating expenses were $1,039,499 for the three month period ended March 31, 2000 (32.9% of net sales) compared to $1,194,436 (35.5% of net sales) for the comparable prior year period. The six month totals were $2,082,932 (34.2% of net sales) and $2,275,503 (39.8% of net sales), respectively.

Operating expenses other than research and development were $889,981 (28.1% of net sales) for the three month period ended March 31, 2000 compared to $954,335 (28.3% of net sales) for the comparable prior year period. The six month totals were $1,752,797 (28.8% of net sales) and $1,749,138 (30.6% of net sales), respectively. The decrease of $64,354 for the three month period ended March 31, 2000, compared to the same period last year, is due to lower employee expenses. These were offset partially by increases in outside services, office and engineering supplies and depreciation and amortization expenses. The Company expects that operating expenses for fiscal 2000 will be the same or slightly lower than fiscal 1999.

The Company's market position is based on its strong research capability and its technology leadership, as evidenced by its growing customer base. Expenditures for research and development are included in operating expenses and are charged to operations as incurred. Research and development expenses during the three and six months ended March 31, 2000 were $149,518 and $330,135 respectively. During the same periods in fiscal 1999, research and development expenditures were $240,101 and $357,239, respectively. The decrease from the prior year periods occurred as the result of fewer new scheduled projects. Software development costs are capitalized after the establishment of technological feasibility of new products. Capitalized software development costs are amortized to cost of sales over the expected useful life of the product, beginning when first made available to the general public. The recoverability of capitalized costs is evaluated each quarter. Software development costs of $714,230 were capitalized for the three month period ended March 31, 2000, and $1,716,985, which includes a non-cash expense of $302,000, were capitalized for the six months ended March 31, 2000. This compares to $469,378 and $1,167,301 for the comparable three and six month periods in fiscal 1999. The increase is primarily due to continuing development of the JAVALAN system. The Company anticipates that expenditures for research and development and capitalized software development for fiscal 2000 will remain at approximately the same level as fiscal 1999.

INTEREST AND OTHER INCOME AND EXPENSES. Net interest expense for the three month period ended March 31, 2000 was $40,167 compared to $39,139 in the comparable prior year period. For the six month periods ended March 31, 2000 and 1999, net interest expense was $66,052 and $78,444, respectively. Other expense includes $30,000 in fees paid to John G. Kinnard & Co., an investment banker, for its efforts in assisting the Company in assessing various alternatives. In addition, on December 30, 1999 the Company sold its RouteView product line for $225,000, resulting in a loss of approximately $90,000. The Company anticipates that net interest expense will continue to increase as the bank line of credit is used to support software development programs.

INCOME TAXES. During the three month period ended March 31, 2000, the Company re-evaluated the valuation allowance it had previously established on its deferred tax assets. The Company now believes it will realize an income tax benefit for at least a portion of its net operating loss carryforward. However, because of the uncertainties involved in projecting taxable income far into the future, the Company has recorded net deferred tax assets and reduced the amount of the valuation allowance by $160,000 to reflect its estimate of the amount of deferred tax assets it believes is more likely than not will be realized. Realization of deferred tax assets is dependent on future taxable income during the periods when deductible temporary differences and carryforwards are expected to be available to reduce taxable income. The amount of the net deferred tax assets considered realizable could be reduced in the future if actual future taxable income is lower than estimated, or if there are differences in the timing or amount of future reversals of existing taxable temporary differences.

NET EARNINGS. The Company recorded net earnings of $394,081 for the three month period ended March 31, 2000, compared to net earnings of $337,942 for the same period in 1999. For the six month period ended March 31, 2000 net earnings were $528,871 compared to $260,346 for the comparable period in 1999.

LIQUIDITY AND CAPITAL RESOURCES
At March 31, 2000, the Company had a working capital deficit of $1,568,661 compared to a deficit of $1,116,622 at September 30, 1999.

Cash flows provided by operating activities during the six months ended March 31, 2000 totaled $788,381 compared to $1,510,219 for the same period a year ago. Cash provided by operations for the six months ended March 31, 2000 was primarily the result of net earnings before income tax benefit of $369,871, non cash expenses (depreciation and amortization) of $610,110, an increase in accounts payable of $769,624 and the cash affect of an increase in deferred revenue of $99,796. These were partially offset by an increase in accounts receivable of $619,885, an increase in inventory of $406,448 and other working capital items of $34,687.

Cash flows used in investing activities were $1,227,621 for the six months ending March 31, 2000 compared to $651,392 during the same period last year. The cash used in investing activities was primarily for capitalized software development costs and the purchase of equipment. These were partially offset by the proceeds from the sale of assets.

Cash flows provided by financing activities were $383,082 during the six months ended March 31, 2000 compared to cash used in financing activities of $645,145 during the same period a year ago. The increase was due to additional use of the Company's bank line of credit.

During fiscal 2000, cash will be required to meet working capital needs, including inventory and accounts receivable financing, sales and marketing expenditures, customer support, continuing research and development expenses and capital expenditures. The Company believes that cash from operations, utilization of its bank line of credit, current vendor terms and the $1 million five year note will provide adequate cash to fund the delivery of its anticipated revenues and development needs for the foreseeable future. The Company's future cash flows from operations may, however, vary depending on a number of factors including the level of competition, general economic conditions as well as other factors beyond its control. Any significant new product development in the near term will require external funding. No assurance can be given that the Company's projections for cash needs will prove accurate or that the Company will not require additional funding. The Company may not be able to secure additional funding when needed or at all, and such financing, if available, may not be on terms favorable or acceptable to the Company.



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

        Item 1.   Legal Proceedings - None

        Item 2.   Changes In Securities - None

        Item 3.   Defaults upon Senior Securities - None

        Item 4.   Submission of Matters to a Vote of Security Holders -

                   The annual meeting of shareholders of the Company was held on February 23, 2000. As of the record date, December 28, 1999 there were 4,435,633 shares of Common Stock issued and outstanding. There were present and voting at the meeting, in person or by proxy, 4,226,420 shares of Common Stock (approximately 95% of the total issued and outstanding).

                   Matters voted upon and results thereof are as follows:

                   1.Election of Directors:

                                                   FOR             WITHHELD

                   Dennis R. Johnson            4,029,810          196,610
                   William P. Flies             4,214,965           11,455
                   Carl M. Fredericks           4,165,873           60,547
                   Roger Kleppe                 4,173,173           53,247
                   Stephen Lawrence             4,188,953           37,467


                    2. Ratification of appointment of Grant Thornton LLP as the independent auditors of the Company for the year ending September 30, 2000:

                   FOR    4,218,494   AGAINST     6,026     ABSTAIN   1,900
                       --------------         -------------         -------


        Item 5.   Other Information
                     Subsequent Events -- On April 20, 2000, the Company borrowed $1 million from a corporate entity pursuant to a five year promissory note. The note carries an interest rate of two percent over prime and is secured by the Company's fixed assets and inventory. Principal and interest are paid monthly.

        Item 6.   Exhibits and Reports on Form 8-K
                  o  Exhibit 11 - Earnings Per Share
                  o  Exhibit 27 - Financial Data Schedule

                  Form 8-K - None

SIGNATURES
Pursuant to the requirements of the Securities and Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



        Dated:  May 12, 2000           XATA Corporation
              ----------------         (Registrant)



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