Form 10QSB
period 2000-06-30
XATA CORP /MN/
filed 2000-08-14
CIK 854398

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

__X__ Quarterly report pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934

For the quarterly period ended June 30, 2000 or

_____ Transition report pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934


For the transition period from ___________ to ____________

Commission File Number:                 0-27166
                       ---------------------------------------


                                XATA Corporation
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)


             Minnesota                                 41-1641815
--------------------------------         ---------------------------------------
(State or Other Jurisdiction of          (I.R.S. Employer Identification Number)
 Incorporation or Organization)

            151 E. Cliff Road, Suite 10, Burnsville, Minnesota 55337
--------------------------------------------------------------------------------
               (Address of Principal Executive Offices)      (Zip Code)


Registrant's telephone number, including area code:       (952) 894-3680
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

                                 Yes _X_ No ___


                      APPLICABLE ONLY TO CORPORATE ISSUERS:
As of August 10, 2000 the following securities of the Registrant were outstanding: 4,537,528 shares of Common Stock, $.01 par value per share.

                                XATA Corporation
                                      INDEX



PART I.  FINANCIAL INFORMATION                                          Page No.
                                                                        --------
         Item 1. Financial Statements:
             Balance Sheets as of
             June 30, 2000 and September 30, 1999                          3

             Statements of Earnings for the Three and Nine
             Months Ended June 30, 2000 and 1999                           5

             Statements of Cash Flows for the Nine
             Months Ended June 30, 2000 and 1999                           6

             Notes to Financial Statements                                 7

         Item 2. Management's Discussion and Analysis or Plan of
                 Operation                                                 9



PART II. OTHER INFORMATION

         Item 1. Legal Proceedings                                         12

         Item 2. Changes in Securities                                     12

         Item 3. Defaults upon Senior Securities                           12

         Item 4. Submission of Matters to a Vote of Security Holders       12

         Item 5. Other Information                                         12

         Item 6. Exhibits and Reports on Form 8-K                          12

         Signatures                                                        13

PART I. Item 1. Financial Information


XATA Corporation
BALANCE SHEETS
June 30, 2000 and September 30, 1999
 (unaudited)

                                                       June 30,       September 30,
ASSETS:                                                  2000             1999
                                                    -------------     -------------
Current Assets:

    Cash and cash equivalents                       $          --     $     122,898
    Accounts receivable, net                            3,328,793         1,740,089
    Inventories                                           796,281           637,713
    Prepaid expenses                                      103,645           123,640
    Deferred income taxes                                 380,000                --
                                                    -------------     -------------
                 Total current assets                   4,608,719         2,624,340
                                                    -------------     -------------
Equipment and leasehold improvements, net                 381,771           539,934


Other Assets:

    Capitalized software development costs, net         5,775,259         4,464,815
    Purchased software, net                                    --            66,656
    Goodwill, net                                              --           116,665
    Other                                                  20,069            35,979
                                                    -------------     -------------
                 Total other assets                     5,795,328         4,684,115
                                                    -------------     -------------



                 Total assets                       $  10,785,818     $   7,848,389
                                                    =============     =============

XATA Corporation
BALANCE SHEETS
June 30, 2000 and September 30, 1999
 (unaudited)

                                                                   June 30,        September 30,
LIABILITIES AND SHAREHOLDERS' EQUITY:                                2000              1999
                                                                -------------      -------------
Current Liabilities:

    Bank line of credit                                         $     955,450      $     237,395
    Current maturities of long term debt                              144,260            486,140
    Accounts payable                                                2,156,967          1,170,715
    Accrued expenses                                                  896,572            728,113
    Deferred revenue                                                  813,164          1,118,599
                                                                -------------      -------------
                 Total current liabilities                          4,966,413          3,740,962

    Long term debt, less current portion                              815,520                 --

Shareholders' Equity:

    Preferred stock, 8% convertible                                   600,000            700,005
    Common stock                                                       45,365             44,356
    Additional paid-in capital                                      9,701,805          9,502,255
    Accumulated deficit                                            (5,343,285)        (6,139,189)
                                                                -------------      -------------

                 Total shareholders' equity                         5,003,885          4,107,427
                                                                -------------      -------------

                 Total liabilities and shareholders' equity     $  10,785,818      $   7,848,389
                                                                =============      =============

XATA Corporation
STATEMENTS OF EARNINGS
For the Three and Nine Months ended June 30, 2000 and 1999
 (unaudited)

                                             Three Month Periods                 Nine Month Periods
                                                Ended June 30,                     Ended June 30,
                                           2000              1999              2000              1999
                                       ------------      ------------      ------------      ------------
Net sales                              $  3,255,099      $  2,929,051      $  9,346,528      $  8,648,048

Cost of sales                             2,092,656         1,667,022         5,537,868         4,796,155
                                       ------------      ------------      ------------      ------------

    Gross profit                          1,162,443         1,262,029         3,808,660         3,851,893

Operating expenses                          997,977         1,040,141         3,080,909         3,315,643
                                       ------------      ------------      ------------      ------------

    Operating income                        164,466           221,888           727,751           536,250

Non-operating (expense) income:
    Interest expense                        (57,001)          (40,250)         (124,920)          (97,213)
    Interest income                             425             2,487             2,292             5,434
    Other                                   (25,834)           (7,154)         (154,196)           (7,154)
                                       ------------      ------------      ------------      ------------
                                            (82,410)          (44,917)         (276,824)          (98,933)

                                       ------------      ------------      ------------      ------------
Earnings before income taxes                 82,056           176,971           450,927           437,317

Income tax benefit                         (220,000)               --          (380,000)               --
                                       ------------      ------------      ------------      ------------
Net earnings                           $    302,056      $    176,971      $    830,927      $    437,317
                                       ============      ============      ============      ============


Net earnings per share
          Basic                        $       0.06      $       0.04      $       0.18      $       0.10
                                       ============      ============      ============      ============
          Diluted                      $       0.06      $       0.04      $       0.17      $       0.10
                                       ============      ============      ============      ============

Weighted average common and common
    equivalent shares outstanding
          Basic                           4,535,225         4,418,133         4,481,982         4,418,133
                                       ============      ============      ============      ============
          Diluted                         5,030,538         4,419,239         4,996,267         4,469,894
                                       ============      ============      ============      ============

XATA Corporation
STATEMENTS OF CASH FLOWS
For the Nine Months Ended June 30, 2000 and 1999
 (unaudited)

                                                                                     Nine Month Periods
                                                                                       Ended June 30,
                                                                                   2000              1999
                                                                               ------------      ------------
Cash Flows from Operating Activities                                           $    514,670      $  1,632,386
                                                                               ------------      ------------

Cash Flows from Investing Activities
    Proceeds received on notes receivable                                            13,719            72,517
    Purchase of equipment                                                           (50,404)          (37,190)
    Additions to capitalized software development costs                          (2,029,609)       (1,857,239)
    Proceeds from sale of assets                                                    225,000           485,701
                                                                               ------------      ------------
                                 Net cash used in investing activities           (1,841,294)       (1,336,211)
                                                                               ------------      ------------

Cash Flows from Financing Activities
    Net borrowings on bank line of credit                                           718,055          (223,514)
    Proceeds from long-term debt                                                  1,000,000            (8,985)
    Payments of long-term debt                                                     (526,360)         (226,135)
    Proceeds from the exercise of common stock options                               47,054                --
    Proceeds from preferred stock offering                                               --           650,000
    Preferred stock dividends paid                                                  (35,023)               --
                                                                               ------------      ------------
                                 Net cash provided by financing activities        1,203,726           191,366
                                                                               ------------      ------------

                 Increase (decrease) in cash and cash equivalents                  (122,898)          487,541

Cash and Cash Equivalents
    Beginning of period                                                             122,898                --
                                                                               ------------      ------------
    End of period                                                              $         --      $    487,541
                                                                               ============      ============

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 1. MANAGEMENT STATEMENT

In management's opinion, the accompanying unaudited financial statements contain all adjustments (consisting of only normal, recurring accruals) necessary to present fairly the financial position of the Company as of June, 30, 2000 and the results of operations for the three and nine months ended June 30, 2000 and 1999, and cash flows for the nine month periods ended June 30, 2000 and 1999, in accordance with the accounting principles generally accepted in the United States of America. The results of operations for any interim period are not necessarily indicative of the results for the fiscal year ending September 30, 2000. These interim financial statements should be read in conjunction with the Company's annual financial statements and related notes thereto included in the Company's Form 10-KSB and Annual Report to shareholders for the fiscal year ended September 30, 1999.


NOTE 2. BASIC AND DILUTED PER SHARE

Basic net earnings per common share is computed by dividing net earnings available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per common share reflect the dilutive effect of stock options, warrants, and assumes the conversion of preferred stock and related earnings adjustments.


NOTE 3. CORPORATE LIQUIDITY

Management's plans in regard to meeting the Company's working capital needs in fiscal 2000 include cash from operations, utilization of its $2 million bank line of credit and current vendor terms. These should provide adequate cash to fund operations for the foreseeable future if investments in product development and other operating costs are strictly controlled. Any significant new product development in the near term will require external funding. On April 20, 2000, the Company borrowed $1 million from a corporate entity pursuant to a five year promissory note. The note carries an interest rate of two percent over prime (an effective rate of 11.5% as of June 30, 2000) and is secured by the Company's equipment and leasehold improvements and inventories. Principal and interest are paid monthly.

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


NOTE 4. INCOME TAXES

Each quarter, the Company reviews the valuation allowance it has established on its deferred tax assets. The Company believes it will realize an income tax benefit for a portion of its net operating loss carryforward. However, because of the uncertainties involved in projecting taxable income far into the future, the Company has recorded net deferred tax assets and reduced the amount of the valuation allowance by $380,000 to reflect its estimate of the amount of deferred tax assets it believes is more likely than not will be realized. The Company established the net deferred tax asset using an estimate of taxable earnings over a future time horizon of two years. Realization of deferred tax assets is dependent on future taxable income during the periods when deductible temporary differences and carryforwards are expected to be available to reduce taxable income. The amount of the net deferred tax assets considered realizable could be reduced in the future if actual future taxable income is lower than estimated, or if there are differences in the timing or amount of future reversals of existing taxable temporary differences.

PART I ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION. The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company's results of operation and financial condition. This discussion should be read in conjunction with the financial statements in Item 1, the Company's report on Form 10-KSB and Annual Report to Shareholders for the fiscal year ended September 30, 1999.

RESULTS OF OPERATIONS
NET SALES. The Company's net sales for the three months ended June 30, 2000 increased 11.1% to $3,255,099, compared to sales of $2,929,051 for the comparable three month period ended June 30, 1999. Net sales for the nine months ended June 30, 2000 increased 8.1% to $9,346,528 from the comparable nine months ended June 30, 1999. The increase in net sales for the three and nine months ended June 30, 2000 was due to higher unit sales prices, including software, and higher services revenues, specifically custom development projects related to the Company's partnership arrangements with Symbol Technologies, Inc and QualComm, Inc. These increases were partially offset by slightly lower unit sales and by higher discount levels. The Company anticipates that sales for fourth quarter fiscal 2000 will be approximately the same as fourth quarter fiscal 1999.

GROSS PROFIT. The Company had a gross profit of $1,162,443 (35.7% of net sales) for the three months ended June 30, 2000, compared to a gross profit of $1,262,029 (43.1% of net sales) for the same period in 1999. The nine month totals were $3,808,660 (40.7% of net sales) and $3,851,893 (44.5% of net sales)
respectively. The decrease in gross profit percentage is due primarily to the costs associated with the custom development projects, an increase in the number of systems sold using the Mobile Application Server (MAS) (a change in product mix), higher product discount levels and an increase in the amortization of capitalized software development costs allocated to cost of sales. The Company anticipates that the gross profit margin for fiscal 2000, as a percent of sales, will be slightly lower than fiscal 1999.

OPERATING EXPENSES. Operating expenses include research and development, selling expenses and general and administrative expenses. Total operating expenses were $997,977 for the three month period ended June 30, 2000 (30.7% of net sales) compared to $1,040,141 (35.5% of net sales) for the comparable prior year period. The nine month totals were $3,080,909 (32.9% of net sales) and $3,315,643 (38.3% of net sales), respectively.

Operating expenses other than research and development were $845,724 (26.0% of net sales) for the three month period ended June 30, 2000 compared to $849,733 (29.0% of net sales) for the comparable prior year period. The nine month totals were $2,598,521 (27.8% of net sales) and $2,598,871 (30.1% of net sales), respectively. For the three month period ended June 30, 2000, compared to the same period last year, increases in outside services, facilities and depreciation and amortization were offset by decreases in salaries and wages and employee benefits. For the nine month period ended June 30, 2000, compared to the same period last year, increases in outside services were partially offset by lower employee expense. The Company expects that operating expenses other than research and development for fiscal 2000 will be approximately the same as fiscal 1999.

The Company's market position is based on its strong research capability and its technology leadership, as evidenced by its growing customer base. Expenditures for research and development are included in operating expenses and are charged to operations as incurred. Research and development expenses during the three and nine months ended June 30, 2000 were $152,253 and $482,388 respectively. During the same periods in fiscal 1999, research and development expenditures were $191,408 and $548,747, respectively. The decrease from the prior year periods occurred as the result of fewer scheduled projects. Software development costs are capitalized after the establishment of technological feasibility of new products. Capitalized software development costs are amortized to cost of sales over the expected useful life of the product, beginning when the product is first made available to the general public. The recoverability of capitalized costs is evaluated each quarter. Software development costs of $614,624 were capitalized for the three month period ended June 30, 2000, and $2,331,609, which includes a non-cash expense of $302,000, were capitalized for the nine months ended June 30, 2000. This compares to $689,938 and $1,857,239 for the comparable three and nine month periods in fiscal 1999. The increase for the nine months ended June 30, 2000 is primarily due to continuing development of the JAVALAN system. The Company anticipates that expenditures for capitalized software development for fiscal 2000 will be slightly higher than fiscal 1999.

INTEREST AND OTHER INCOME AND EXPENSES. Interest expense, net of interest income, for the three month period ended June 30, 2000 was $56,576 compared to $37,763 in the comparable prior year period. For the nine month periods ended June 30, 2000 and 1999, net interest expense was $122,628 and $91,779, respectively. Other expense for the three month period ended June 30, 2000 was $25,834 compared to $7,154. For the nine month periods ended June 30, 2000 and 1999, other expense was $154,196 and $7,154, respectively. The Company anticipates that net interest expense will continue to increase as the bank line of credit is used to support software development programs. On December 30, 1999 the Company sold its RouteView product line for $225,000, resulting in a loss of approximately $90,000. Other expense also includes $60,000 in fees to John G. Kinnard & Company, an investment banker, for its efforts in assisting the Company in assessing various alternatives. Notice of the Company's intention to terminate the agreement with John G. Kinnard was given on June 27, 2000. Termination became effective on July 12, 2000.

INCOME TAXES. Each quarter, the Company reviews the valuation allowance it has established on its deferred tax assets. The Company believes it will realize an income tax benefit for a portion of its net operating loss carryforward. However, because of the uncertainties involved in projecting taxable income far into the future, the Company recorded net deferred tax assets and reduced the amount of the valuation allowance, during the three month period ended June 30, 2000, by $220,000 and for the nine months ended June 30, 2000 by $380,000, to reflect its estimate of the amount of deferred tax assets it believes will more likely than not be realized. The Company established the net deferred tax asset using an estimate of taxable earnings over a future time horizon of two years. Realization of deferred tax assets is dependent on future taxable income during the periods when deductible temporary differences and carryforwards are expected to be available to reduce taxable income. The amount of the net deferred tax assets considered realizable could be reduced in the future if actual future taxable income is lower than estimated, or if there are differences in the timing or amount of future reversals of existing taxable temporary differences.

NET EARNINGS. The Company recorded net earnings of $302,056 for the three month period ended June 30, 2000, compared to net earnings of $176,971 for the same period in 1999. For the nine month period ended June 30, 2000 net earnings were $830,927 compared to $437,317 for the comparable period in 1999.

LIQUIDITY AND CAPITAL RESOURCES
At June 30, 2000, the Company had a working capital deficit of $357,694 compared to a deficit of $1,116,622 at September 30, 1999.

Cash flows provided by operating activities during the nine months ended June 30, 2000 totaled $514,670 compared to $1,632,386 for the same period a year ago. Cash provided by operations for the nine months ended June 30, 2000 was primarily the result of net earnings before income tax benefit of $450,927, non cash expenses (depreciation and amortization) of $949,858, a non cash expense of $53,500 for a cashless exercise of common stock warrant, an increase in accounts payable of $986,252 and an increase in accrued expenses of $168,459. These were partially offset by the cash affect of a decrease in deferred revenue of $355,435, an increase in accounts receivable of $1,588,704 and an increase in inventories of $158,568.

Cash flows used in investing activities were $1,841,294 for the nine months ending June 30, 2000 compared to $1,336,211 during the same period last year. The cash used in investing activities was primarily for capitalized software development costs and the purchase of equipment. These were partially offset by the proceeds from the sale of assets.

Cash flows provided by financing activities were $1,203,726 during the nine months ended June 30, 2000 compared to cash provided by financing activities of $191,366 during the same period a year ago. The increase was due to additional use of the Company's bank line of credit and cash received from the issuance of a promissory note.

During fiscal 2000, cash will be required to meet working capital needs, including inventories and accounts receivable financing, sales and marketing expenditures, customer support, continuing research and development expenses and capital expenditures. The Company believes that cash from operations, utilization of its bank line of credit, current vendor terms and the $1 million five year note will provide adequate cash to fund the delivery of its anticipated revenues and development needs for the foreseeable future. The Company's future cash flows from operations may, however, vary depending on a number of factors including the level of competition, general economic conditions as well as other factors beyond its control. Any significant new product development in the near term will require external funding. No assurance can be given that the Company's projections for cash needs will prove accurate or that the Company will not require additional funding. The Company may not be able to secure additional funding when needed or at all, and such financing, if available, may not be on terms favorable or acceptable to the Company.



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

      Item 1.  Legal Proceedings - None

      Item 2.  Changes In Securities - None

      Item 3.  Defaults upon Senior Securities - None

      Item 4.  Submission of Matters to a Vote of Security Holders - None

      Item 5.  Other Information
                  Subsequent Events - None

      Item 6.  Exhibits and Reports on Form 8-K
               Exhibits
                  *  Exhibit 11 - Earnings Per Share

                  *  Exhibit 27 - Financial Data Schedule

               Form 8-K - None

SIGNATURES
Pursuant to the requirements of the Securities and Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



    Dated: August 14, 2000             XATA Corporation
          -----------------            (Registrant)



                                       by: /s/ Gary C. Thomas
                                          --------------------
                                          Gary C. Thomas
                                          Chief Financial Officer
                                          (Signing as Principal Financial and
                                          Accounting Officer and as Authorized)