Form 10KSB
period 2000-09-30
XATA CORP /MN/
filed 2001-01-12
CIK 854398

FORM 10-KSB

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended: September 30, 2000

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

Issuer's telephone number: (952) 894-3680

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


State issuer's revenues for its most recent fiscal year: $ 12,659,000.

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: $ 10,991,800 based on shares held by non-affiliates as of January 4, 2001, and the closing sale price for said shares in the Nasdaq Small Cap Market as of such date. For purposes of this calculation, the Company has excluded as "affiliates" all directors, officers and persons holding 10% or more of the outstanding common stock, based upon their most recent filing of Schedule 13G or 13D.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 5,583,112 shares of Common Stock, as of January 4, 2001.


                       DOCUMENTS INCORPORATED BY REFERENCE

The registrant's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on March 8, 2001 (the "Proxy Statement") is incorporated by reference in Part III of this Form 10-KSB to the extent stated herein. Except with respect to information specifically incorporated by reference in this Form 10-KSB, the Proxy Statement is not deemed to be filed as a part of this Report. It is anticipated that the Proxy Statement will be filed with the Commission not later than January 26, 2001. In addition, there are incorporated by reference in this Report certain previously filed exhibits identified in Part III, Item 13.

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
PART I

Item 1.    Description of Business                                             1

Item 2.    Description of Property                                            21

Item 3.    Legal Proceedings                                                  22

Item 4.    Submission of Matters to a Vote of Security Holders                22

PART II

Item 5.    Market for the Common Equity and Related Stockholder Matters       23

Item 6.    Management's Discussion and Analysis or Plan of Operation          24

Item 7.    Financial Statements                                               27

Item 8.    Changes in and Disagreement with Accountants on Accounting and
             Financial Disclosure                                             28

PART III

Item 9.    Directors, Executive Officers, Promoters and Control Persons;
             Compliance with Section 16(a) of the Exchange Act                28

Item 10.  Executive Compensation                                              28

Item 11.  Security Ownership of Certain Beneficial Owners and Management      28

Item 12.  Certain Relationships and Related Transactions                      28

Item 13.  Exhibits and Reports on Form 8-K                                    28

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

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL

         XATA Corporation ("XATA" or the "Company") was founded in 1985 by William P. Flies to design, develop, and distribute computer information systems for use in non-office operating environments. In December 1991, the Company merged with a publicly held entity.

         XATA is a leading provider of onboard information solutions to the commercial trucking industry. XATA's products and applications allow operating managers of remote mobile assets, such as class 3 through 8 trucks, to collect, analyze and communicate information that can be used to enhance driver productivity, improve asset usage, comply with regulatory requirements and improve operating efficiency. Management believes that the Company offers one of the most technologically advanced solutions for the commercial trucking industry.

         XATA ONBOARD ("ONBOARD") is a powerful, advanced, intelligent, yet user-friendly computer system that is installed in commercial trucking fleets. This system is capable of combining onboard computing, real-time communications, global positioning, and fleet management software to provide an enterprise-wide logistics management solution for America's largest trucking fleets. XATA's ONBOARD solutions collect data for drivers' electronic log records, fuel consumption, mileage and location. To make optimal use of the data generated by ONBOARD, XATA markets OpCenter(TM) fleet management software, which has the capability to integrate all fleet operations data into one Windows NT-based desktop, and provides fleet managers with the capability to measure fleet performance, resolve exception conditions, monitor ongoing operations and perform detailed analysis. XATA also offers SmartCom(TM), a suite of communication applications that provides intelligent and immediate access to critical onboard information at multiple levels within fleet operations.

         XATA's systems have been installed in over 25,000 class 6 though 8 heavy-duty trucks ("Heavy-Duty Trucks") used by over 450 fleet operators. XATA's customer base includes Fortune 500 companies and other large organizations such as Allegiance Healthcare, BOC Gases, a division of the BOC Group, Coca-Cola Enterprises, Inc. EOTT Energy Partners, Kroger, Publix Super Markets, Inc., Penske Corporation ("Penske"), Ruan, Ryder Systems, Inc. ("Ryder"), Rollins Leasing Corp. ("Rollins"), Safeway, Inc., Supervalu, Inc., Toys"R"Us, Inc., Unisource, a division of the Georgia-Pacific Group,Mack Truck United States Postal Service ("USPS") and Whirlpool Corporation.

         The Company has historically marketed the ONBOARD system to operators of fleets of 15 or more Heavy-Duty Trucks. The Company employs a direct sales force of eight people and one reseller to market to these fleets. To further service its customers after a sale, XATA offers XATAServ, the Company's comprehensive customer service and technical support program, offering a wide range of support operations designed to provide customer-focused solutions for the operations of the ONBOARD system. The Company believes that the level of service that XATAServ provides its customers is unique in the industry and a key competitive advantage in winning new business and retaining current customers.

         In 1997, XATA's management determined that operators in the commercial trucking market could increasingly benefit from onboard systems consisting of modular hardware and open and scalable software applications that are platform independent. In addition, customers in this market were beginning to need onboard computing systems that could be integrated into their enterprise host systems, just as supply chain logistics systems were becoming fully integrated into enterprise resource planning systems. As a result, XATA upgraded its fleet management software from Microsoft Corporation's MS-DOS to Microsoft Corporation's Windows NT ("Windows NT"). In addition, XATA has made significant investments to evolve its products from closed, hardware-based systems to open, platform-independent software based solutions, and to develop additional software applications for monitoring and controlling trucks and fleet operations.

         Currently the Company is continuing the development of this next generation of products. The Company expects to complete the initial release of its new products and applications in FY2001. These state of the art products will consist of modular hardware products and "XATAnet", a modular, Java based, software system that can be used with different types of computing hardware, communications platforms (wire line or wireless) and peripheral devices. This product line will allow customers to choose both the hardware platform and the XATAnet applications that best match their current needs and to add additional XATAnet applications as their needs evolve. In addition, these products will allow XATA's customers to overcome historical bottlenecks associated with the roll-out of onboard computer systems: the "bottlenecks" caused by the time needed to install onboard computers and fleet management systems, and to train drivers and system operators. Specifically, XATAnet will allow operators to significantly reduce the time that an initial vehicle system and subsequent applications can be deployed since software can be downloaded electronically by owners or operators to the trucks in the field over a wireless network. In addition, many of the XATAnet applications do not require a driver interface, which eliminates the need to train drivers and improves data integrity. The Java based system architecture of the XATAnet applications will be the first system to allow embedded computers and integrated dash displays installed by OEMs to communicate with the computer systems used by fleet operators, truck owners and lessors.

         This next generation of XATA products will allow the Company to market its products to larger segments of the commercial trucking industry than it has historically with its existing ONBOARD solutions. Specifically, the Company will be able to introduce solutions tailored to owners and lessors of trucks ("Asset Owners"), operators of truckload and less-than-truckload fleets, and truck original equipment manufacturers ("OEMs"), as well as operators of private fleets, the Company's traditional customer base. To capitalize on the benefits that the modular systems and XATAnet applications will offer customers, XATA is expanding its sales and distribution network from its traditional sales force to include relationships with companies that use other distribution channels. Specifically, XATA has entered into agreements with Mack Trucks ("Mack"), a manufacturer of trucks, Symbol Technologies ("Symbol"), a producer of portable point of sale computers, and Qualcomm Corporation ("Qualcomm"), a supplier of advanced wireless communications systems. Pursuant to the agreement with Mack, XATA's hardware and XATAnet applications will be incorporated with Mack's in-dash display on trucks that it manufactures. Similarly, Symbol will use XATAnet on its hardware to incorporate XATA's fleet management applications with Symbol's hand-held hardware and point of delivery applications. Qualcomm will add additional functionality to its onboard communication systems. The Company believes that by developing arrangements with other vendors serving the trucking industry and leveraging its existing relationships with Penske, Rollins, Ruan, and Ryder in the Asset Owner industry segment, it will be able to capture market share and increase the awareness of the Company's reputable brand name.

RECENT DEVELOPMENTS

         The Company's management believes that XATA can better serve its target market, increase its growth rate, and reach its goals faster by aligning itself with a partner that can provide complementary distribution channels for its products and increase the Company's financial resources. In August of 2000, XATA completed an equity investment transaction with John Deere Special Technologies Group, Inc. ("JDSTG") that will help XATA

    *    establish additional distribution channels for its products;
    * continue the development of XATA's new products, which will provide the Company with the opportunity to approach new segments of the commercial trucking market and other markets outside the Company's historical markets; and
    * offer additional products and services to the commercial trucking market, such as service bureaus for operators of small fleets.

         The Company has continued its emphasis on product development focused on open, modular information solutions. As a part of this emphasis, XATA released SmartCom (TM) and a new version of OpCenter(TM) in November 1999, which provide significant improvements to its ONBOARD solutions. Also, XATA is in the process of migrating its line of ONBOARD systems to its XATAnet open system environment and continuing to pursue its research and development priorities. These priorities are:

    * continue the development of Java based software applications for enhancing driver productivity and fleet management;
    * continue the process of porting the XATAnet operating system into the system architecture used by vendors of other products used onboard trucks to allow them to integrate XATA's applications into their systems;
    * continue the development of Internet enabled applications to allow for real-time communications between the host systems of owners and operators of fleets, and their trucks; and
    * in the long-term, continue the development of modular mobile hardware products when not available from other sources.

         The Company believes that these efforts are positioning XATA for growth and will allow XATA to offer its customers modular hardware and multiple software applications within an open system environment that do not require significant time to install and train employees.

THE TRUCKING INDUSTRY

         Published economic forecasts indicate that the trucking industry's annual revenue is expected to grow from approximately $380 billion in 1997 to approximately $468 billion by 2007, an inflation adjusted cumulative annual growth rate of 2.5%. The trucking industry is the major component of the transportation sector of the United States economy, accounting for 80% of the nation's freight bill and 7% of the gross domestic product.

         Heavy-duty commercial trucking fleets are characterized by significant investment in equipment, high operating costs, significant annual mileage per vehicle and extensive federal and state compliance reporting requirements. Investments in equipment include the cost of each tractor ($75,000 average cost) and each trailer ($25,000 average cost). The average Heavy-Duty Truck typically travels 100,000 miles per year with fuel economy figures of five to seven miles per gallon resulting in average fuel costs of

$18,000 per year. These costs, plus driver costs exceeding $0.45 per mile, insurance costs of up to $5,000 per vehicle per year and expenses related to maintenance, dispatchers, safety directors, clerical support and support equipment, make the efficient operation of each vehicle an essential and complex part of fleet management. Accordingly, accurate and timely data collection and analysis is necessary to enable managers of truck fleets to sustain and increase profitability.

         Private carriers and for-hire carriers traditionally have comprised the two major fleet categories within the trucking industry. Private carriers may include manufacturers, wholesalers, merchants and other companies who transport their own goods using equipment that they own or lease ("Private Fleets"). For-hire carriers, include less-than-truckload carriers and truckload carriers. These carriers are companies whose primary business is the trucking and transportation of freight that belongs to others. Today, however, the functions of for-hire and private carriers are evolving to include services that address more than merely delivery, thus resulting in the rapidly growing market of logistics. Logistics providers manage a portion or all of the transportation and logistics for businesses that choose to outsource these functions.

         The Company believes that the following trends are significantly impacting the trucking industry and are resulting in increasing competitive pressures and an accelerated rate of technological change:

    * Deregulation. The deregulation of the trucking business has resulted in increased competition and constant or declining prices. This environment is driving both industry consolidation and the implementation of technology, as trucking companies strive to become more efficient and remain competitive in the market.
    * Increased operating costs. As the public has become increasingly concerned over the safety of over-the-road trucks, legislators have been proposing legislation that would regulate the safety of trucks, drivers and the environment. Industry leaders have proposed the use of electronic monitoring to ensure the safe operation of drivers and trucks, in lieu of new legislation. In addition, operating costs, such as costs of fuel, insurance and driver salaries have been increasing over the past six years. These trends are forcing operators to adopt effective onboard computing solutions to manage their trucking businesses.
    * Driver shortage. Over the past several years, there has been an increasingly significant shortage of qualified drivers for fleet operators. This driver shortage has resulted in driver turnover approaching 150% per year at some fleets in the United States. As a result, fleet operators are increasingly relying on technology to offset the increased costs associated with training, retaining and managing drivers.
    * The increase of e-commerce. As companies increasingly rely on just-in-time inventory management and seek to control and monitor inventories throughout the entire supply chain, they are demanding better service and increased capabilities from their trucking operators and vendors. In addition, as companies increasingly adopt Internet technologies to reduce communications costs, paperwork and processing times, trucking operators will be forced to adopt technology to comply with the operating processes and systems of their customers. This trend will require onboard computers to be integrated to the host information system of trucking companies, just as supply chain logistics applications have been integrated into enterprise resource planning systems of many businesses.

         The Company's management believes that there is, and will continue to be, significant demand in the transportation industry for onboard information technology, principally because the use of this technology enables truck operators to respond to competitive pressures (with significant cost savings) and to deliver increased levels of customer service.

         In addition to management information needs, extensive operational data collection and reporting is mandated by federal and state agencies. For example, the Federal Highway Administration ("FHWA") imposes strict work hour rules on drivers and requires maintenance of driver logs. Drivers of hazardous loads are subject to additional regulation and documentation requirements. Failure to maintain legally required driver logs may result in the permanent revocation of a driver's commercial driver's license, substantial fines, and, in the case of an accident, potential liability for the trucking company and its management. Although insurance companies, truck operators, industry leaders, the National Transportation Safety Board, manufacturers and leasing companies are in agreement that mandated electronic logs improve the accuracy of record keeping, FHWA regulations currently allow, but do not require, onboard electronic driver logs.

         Extensive federal regulation of the industry is supplemented by additional regulation in each of the 50 states. In general, every state requires that each truck pay state fuel taxes based on the amount of fuel that is consumed while in that state. To comply with these regulations, drivers must record state border crossing information and fuel purchase information. Many long haul vehicles cross up to 25 state borders per week, resulting in significant paperwork for the driver, the clerical staff of the carrier and the processor of the carrier's fuel tax returns. To complicate an already large paperwork requirement, these records must be maintained at the vehicle domicile location (i.e., home base for a fleet of trucks) and at the carrier's headquarters. Records must also be readily available for federal regulators that wish to review driver log compliance.

COMMERCIAL TRUCKING MANAGEMENT INFORMATION SYSTEM OVERVIEW

         The commercial trucking industry, like all other major industries in the United States, has undergone a computing environment evolution over the past decade from proprietary, closed systems to standardized, platform independent, open systems that allow businesses to efficiently communicate, manipulate, transfer and store their information while using computing hardware from different manufacturers. To date, this migration to open scalable systems has not occurred within the information systems installed onboard trucks by either OEMs or technology suppliers to the trucking industry. In order to complete the evolution within the commercial trucking industry, OEMs, hardware manufacturers and communications companies such as Mack, Freightliner Trucks, a division of Daimler Chrysler ("Freightliner"), 3Com Corporation, Symbol, Qualcomm and Telxon Inc. are currently developing hardware that is based on standardized operating systems such as Microsoft Corporation's Pocket PC. Also, technology suppliers to the heavy-duty trucking industry are adding capabilities to their systems, which is blurring the traditional lines of competition for suppliers in the existing onboard computer market. For example, suppliers of onboard computers are adding communications capabilities to their existing closed systems to allow for communications between trucks in the field and the corporate offices. Similarly, traditional communications providers are adding applications capabilities to provide some of the functionality of the traditional suppliers of onboard computers. However, many of these companies do not currently have the commercial trucking software expertise necessary to provide effective applications to this market. XATA will be able to provide the effective applications required by hardware manufacturers and communications providers by integrating its XATAnet applications across different hardware platforms and operating systems. This will be possible because the XATAnet System "floats" over the hardware's operating system making it platform independent. In addition, XATAnet will represent the first onboard computing solution that can integrate information gathered onboard individual trucks to the host systems used by fleet operators, Asset Owners and OEMs.

TARGET MARKET

         There are over 40,000 fleets using 3.6 million Heavy-Duty Trucks in the United States. Also, many fleets use class 3 through 5 trucks. In total, management believes that there are 4.7 million trucks in use in domestic fleet operations. These fleets consist of Private Fleets, truckload carriers and less-than-truckload carriers. Within the overall fleet market, owners of trucks may operate their own fleets or lease fleets to other operators of Private Fleets, truckload carriers, or less-than-truckload carriers.

         PRIVATE FLEET MARKET
         The costs associated with purchasing an integrated hardware and software solution for onboard computing typically requires a minimum fleet size in order to recover the fixed costs of the investment. As a result, XATA's ONBOARD solutions target the 3,500 Private Fleets (many of which are owned and operated by Fortune 500 companies) that each operate over 15 Heavy-Duty Trucks. In the aggregate, these fleets consist of approximately 300,000 Heavy-Duty Trucks, which represents a market for onboard computers of 12,000 to 15,000 units per year or $36 million to $45 million per year. Management estimates that XATA's current market share is 30% of all new onboard computer installations in Heavy-Duty Trucks used by Private Fleets.

         The Company believes that onboard information systems have only achieved a 14% penetration rate within the overall Private Fleet market of approximately 700,000 Heavy-Duty Trucks. Management believes that the introduction of XATAnet will allow the Company to significantly expand its market opportunity among Private Fleets, because smaller fleets will be able to purchase a la carte XATAnet software applications that target their specific information needs and will use a centralized Internet based host system (a Service Center) to collect, process, and present their data, thus saving the costs of a private management information system and associated operational personnel. Management believes that these smaller fleets represent an additional market opportunity of approximately $324 million over the next five years.

         TRUCKLOAD CARRIER MARKET
         The Company believes that the truckload carrier market consists of approximately one million class 3 through 8 trucks. Examples of truckload carriers include Schneider National, Inc. and JB Hunt Transportation Services, Inc. The truckload carriers typically need applications for driver's logs and fuel tax accounting. To date, the Company has not focused on marketing its products to the truckload carrier market. Management estimates that this segment of the market represents an opportunity of $1.0 billion for onboard information systems. The Company plans on targeting the truckload carrier market indirectly through OEMs and relationships with other suppliers that service this market.

         LESS-THAN-TRUCKLOAD CARRIER MARKET
         The Company believes that the less-than-truckload carrier market consists of approximately two million class 3 through 8 trucks. Some of the companies in the less-than-truckload market include Yellow Freight Systems, Inc. and RPS ("Roadway"), a division of FDX Corporation ("FedEx"). The less-than-truckload carriers typically need applications for cargo tracking and vehicle routing as well as driver's logs and fuel tax accounting. To date, the Company has not focused on marketing its products to the less-than-truckload carrier market. Management estimates that this segment of the market represents a market opportunity of $2.0 billion for onboard information systems. The Company plans on targeting the less-than-truckload carrier market indirectly through OEMs and relationships with other suppliers that service this market.

         ASSET OWNERS MARKET
         The Asset Owners market consists of large companies such as Penske, Rollins, Ruan, Ryder, and NationaLease who own an estimated 435,000 Heavy-Duty Trucks. Typically, these organizations lease a significant portion of their fleets to other operators pursuant to leases with an average life of five years. Management estimates that Asset Owners purchase 90,000 new Heavy-Duty Trucks each year.

         The Asset Owner market requires products and systems that allow for the remote retrieval of data without driver interface. Management believes that the industry trends mentioned above will increase the information needs of Asset Owners. XATA's management estimates that the Company has achieved a market share of 25% of all new onboard computers installed over the past two years in the Asset Owners market. Management believes that the introduction of its XATAnet products to this market will allow the Company to significantly increase both its overall market share and its penetration with existing customers such as Penske, Rollins, Ruan, and Ryder. This new product line will address the need of Asset Owners for a basic, affordable system that provides functions such as automatic lease billing and fuel tax accounting without driver interface. The Company estimates that the Asset Owner onboard information system market is approximately $100 million per year.

         OEM MARKET
         The domestic OEM truck market consists of five major manufacturers:
Freightliner, a division of Daimler Benz, International, a division of Navistar International Transportation Corp., Mack, a division or Renault, PacCar Inc. (Kenworth and Peterbilt), and Volvo Trucks, a division of the Volvo Group. Industry analysts are forecasting average annual production through 2007 of 176,000 class 8 heavy-duty trucks, 145,100 class 6 and 7 heavy-duty trucks and 137,300 class 3 through 5 trucks. Over the past decade, the trucking industry has embraced the same use of computer technology as the automotive industry. As a result, the mechanical systems of new trucks are almost entirely computer controlled. It is estimated that by the year 2002, all new trucks will have computer-controlled engines. By adopting technology, manufacturers are able to produce vehicles that are more fuel efficient, more reliable and have better safety features than vehicles produced only a few years ago.

         As manufacturers develop increasingly technologically reliant vehicles, an industry need has developed for computer software and hardware that is compatible with OEM vehicle computer programs and peripheral displays so that manufacturers can store, retrieve and update (in real-time) performance data and computer programs. XATA has an OEM agreement with Mack to provide the hardware modules and software applications that will allow Mack to begin addressing this need. The Company estimates that the potential OEM market opportunity for its systems will grow to $100 million per year for Heavy-Duty Trucks. Management intends to penetrate this market to provide the Company with a presence across the entire fleet market of 3.6 million Heavy-Duty Trucks.

         OTHER MARKETS
         E-commerce and the increasing acceptance of on-line shopping are fundamentally changing how products are packaged and delivered to retailers and consumers. In particular, retailers and manufacturers are increasingly relying on the approximately 1.1 million class 3 through 5 trucks used for fulfillment and delivery services. To keep up with demand, operators of class 3 through 5 trucks must implement onboard information systems, such as those offered by XATA, to ensure efficient utilization of their delivery vehicles and to be able to track the progress of goods through the supply chain to the final destination. Management estimates that the market for onboard computers in this segment of the trucking industry is $300 million.

         The Company to date has not directly addressed the international commercial trucking market.

The Company believes that there are significant opportunities in international markets but has not had the resources available to address this market to date. However, XATA has developed partnerships with a U.S. based company and an Australian based company to research and test market to opportunities that exist in the Australian truck industry.

         The Company believes that the XATAnet system can be successfully introduced into other markets because of its open system architecture and platform independence. For example, the Company believes that it can modify its XATAnet applications for markets such as the agricultural market, the off-road construction market, the rail and container market, and the transit market.

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

         Sophisticated onboard communication systems were introduced to the heavy duty trucking market in 1987 for the purpose of providing nationwide two-way communication between vehicles and management sites. Today, Qualcomm, Inc., a California-based company that produces and markets a satellite based vehicle tracking and communication system, has captured a significant portion of the onboard communications market. @Track Communications, a Texas-based company, has introduced a nationwide cellular-based communication system that provides both voice and data transmissions. In 1997, Eaton Corporation, a major manufacturer of commercial truck components, commercially introduced Fleet Advisor, the first system to integrate onboard computing with real-time communications. Although communication systems are traditionally not in direct competition with XATA's products, and are, in fact, complementary to XATA's system, they compete for a fleet's "technology budget." XATA believes that trucking fleets that purchase communication systems will eventually augment those systems with the capabilities of an onboard system such as the XATA system, and conversely, that those who purchase the XATA onboard system may augment that system with the purchase of a complementary communication system. Therefore, the Company is working to provide its customers with a total integrated solution by developing communication capabilities and solutions internally and by establishing strategic relationships, such as its current relationships with Qualcomm, Bell South, and Symbol Technologies.

         The Company believes that the nature and sources of competition in its industry are rapidly evolving and, in the future, that these changes will require it to adapt its existing products and to develop new products which facilitate the collection, communication and processing of onboard information throughout the transportation network and the entire supply chain. This may entail the development of new technologies and the adaptation of new and existing products to be compatible with products and services provided by others in the industry, including others who may be considered competitors of the Company in one or more lines of business. Currently the Company believes that its primary direct competitors, those companies that offer substantially similar products and services, are Eaton Corporation, Tripmaster Corporation and CADEC. The Company also competes with many companies who offer a portion of the Company's total solution.

DESCRIPTION OF THE COMPANY'S PRODUCTS AND SERVICES

         Utilizing 15 years of experience marketing to the fleet trucking industry, the Company's products have been developed to provide ten basic information requirements to help fleet operators remain competitive:

    * Fleet Management. To improve productivity, increase profitability and move cargo through distribution channels in a timely and cost effective manner.
    * Dispatch. For efficient routing, trip optimization and stop activity scheduling. Accurate leg detail and accurate stop activity detail by site is necessary to support route planning that is both optimal for the business and achievable by the drivers.
    * Compliance. For record keeping required by the FHWA and various states pertaining to state border crossings and fuel purchase information.
    * Safety. To assure that operations are within safety guidelines established by fleet management and by federal and state regulations. Also, these applications provide information on driving habits and performance, including speeding and braking operations.
    * Customer Service. To acknowledge and implement customers' available and preferred pick-up and delivery times.
    * Maintenance. To capture on-the-road engine warning diagnostics, monitor engine factors, schedule preventive maintenance, and predict potential problems.
    * Invoicing. To provide data required for invoicing customers based on mileage, weight and other variables.
    * Payroll. To provide data required for payroll calculation that can be based on mileage, stops, cargo, layovers, delays and other variables.
    * Drivers. To provide specific feedback on performance, eliminate paperwork, validate scheduled activities, record unplanned events and conditions, and implement driver incentive programs.
    * Management Information Systems. To exchange information with existing corporate mainframe applications, such as billing, payroll, maintenance and customer records.

         XATA offers five sets of products and applications to service the Private Fleet, Asset Owner and OEM markets. Each product or application set has been developed based on the above mentioned information requirements to meet the unique needs of each market.

XATA ONBOARD SYSTEM

         In order to improve fleet productivity and profitability, transportation managers are increasingly turning to onboard information technology. The XATA ONBOARD system enables these managers to achieve measurable improvements by integrating onboard technology into the fleet management process. The system features ease-of-use and extensive functionality not found in competitors' products. The average selling price for the XATA ONBOARD system is $2,800 per truck.

System Components

         The XATA ONBOARD system consists of five basic components, each contributing a unique function to the performance of the whole system:

*   Driver Computer
*   Driver Key
*   Data Station
*   OpCenter(TM)Fleet Management Software
*   Mobile Application Server

Driver Computer

         The Driver Computer has a large, touch-sensitive, easy-to-read, user-friendly screen that provides instant feedback to the driver. The Driver Computer has a very high level of acceptance among drivers not only because it is easy to use, but also because it makes their jobs easier and acts as an onboard advisor in a number of ways. For example, the Driver Computer creates a paperless interactive trip plan, captures state fuel tax data in a paperless form, and prepares a U.S. Department of Transportation ("DOT") certified paperless driver's log. In addition, the Driver Computer gives the driver important information about each day's routes. The system tells the driver where to go, when to be there, and what to do. The trip plan is always available for the driver's review, as the driver has the ability to read and interact with the system at all times.

Driver Key

         Each driver has an electronic key that stores the driver's identity, the driver's log, dispatch data, and trip data. It has the capacity to hold information regarding multiple trips. Besides serving as a data storage device, the Driver Key transports information to and from the Driver Computer and Data Stations (described below) for collection purposes, utilizing the key receptacles built into both devices. Because each key contains a computer memory chip, the Driver Key provides a portable, powerful, efficient and secure method for transporting information in a paperless, electronic format. Each Driver Key contains 32,000 bytes of memory.

Data Station

         The Data Station contains the same hardware as the Driver Computer, but utilizes different software. Data Stations are located where drivers begin and end their road trips to provide drivers the option of operating their schedule, at any time, without the need to physically interchange paper with management. The Data Station gives the driver dispatch data on a Driver Key at the beginning of each trip and offloads actual trip data from the driver's key at the end the trip. The Data Station connects directly to a PC or connects remotely via a modem and dial-up telephone line, giving the operations manager the capability to transfer information to or from their PCs or from sites selected by the fleet operators.

OpCenter(TM) Fleet Management Software

         The latest version of OpCenter(TM) was released by XATA in June 2000 and operates in an open, multi-user, Windows NT environment. This software collects, validates and processes data recorded by a fleet's network of Driver Computers and Data Stations. OpCenter provides a decision support system for the entire distribution team. This system reduces operating costs, improves safety, streamlines compliance reporting, and automates data collection for other systems. By integrating all fleet operations under one Windows NT-based desktop workstation, the Company's suites of intelligent applications help users efficiently measure fleet performance, resolve exception conditions, monitor ongoing operations and perform detailed analysis. Using OpCenter on a desktop workstation, the operations manager can access the information stored on the fleet's Driver Computers and Data Stations, which store the information in SQL databases. This information can be accessed automatically and interactively through the OpCenter system if the onboard computers are used in conjunction with XATA's Mobile Application Servers (described below) and SmartCom(TM) wireless communication system (described below).

         The OpCenter(TM) System modules - Frontline, Control Center, Courier Station and Task Force - are tailored to specific job functions:

* Frontline. Streamlines data collection, processing and reporting through automatically generated, standard reports.
* Control Center. Controls security, configuration and system management, and can be customized to meet the needs of a single site or an enterprise-wide distribution network.

* Courier Station. A powerful communications management application that collects and distributes data to wired and wireless networks including spread spectrum, terrestrial and satellite networks.
* Task Force. Fleet management applications designed to support real-time communications. Including two-way text messaging, macro messaging, mapping, and real time route monitoring.

         OpCenter(TM) fleet management software provides access to all of the information captured by the Driver Computers. The software serves as an expert system, with the capability to learn the important factors in the fleet's operation. The software collects trip information from the Data Stations and oversees every aspect of dispatch, cargo management, and driver management. The data import and export capabilities provide the carrier's headquarters with compliance data and domicile comparisons. In addition, OpCenter provides the user's Management Information Systems department with accurate data for billing, payroll, incentives, and routing. OpCenter uses its learned knowledge and the customer's guidelines to detect and report exceptions. Automatic reporting, structured specifically by each customer, provides information to the user on a consistent schedule. More extensive detail reports are also available when there is a need to "DRILL DOWN" into the detail.

         With more than 100 standard reports and a powerful query tool that lets users create customized graphical reports, OpCenter provides instant access to the information and analysis that fleet managers need. XATA's OpCenter is currently the only fleet management software on the market that automatically retrieves, transforms and delivers onboard information throughout the enterprise in an intelligent, interactive, exception-based format.

XATA ONBOARD WITH MOBILE APPLICATION SERVER ("MAS") AND POSITION PLUS(TM)GPS

         The MAS is a technologically advanced onboard computer that can be optionally added to an XATA ONBOARD system. Together, the MAS and Driver Computer form an advanced client/server architecture that extends the life of the customer's existing onboard computer system and enables the deployment of new applications in the future using this powerful platform. The average selling price for the MAS with Position Plus(TM) GPS is $3,200 per truck including the basic ONBOARD system.

         Using its client/server architecture, the Driver Computer/MAS system contains and executes multiple onboard applications in a multi-tasking real time environment while providing extensive connectivity to vehicle networks, peripheral devices, and other servers.

         The MAS serves as a complementary application platform for XATA's ONBOARD computer system by:

*    providing processor and memory resources for more advanced applications;
* supporting connectivity to multiple peripheral devices, such as handheld displays or mobile printers;
* providing the architecture to support the use of a Global Positioning System ("GPS");
*    providing the architecture to support wireless communications;
*    increasing the level of systems integration in the vehicle; and
*    creating an architecture that is modular, scalable, and expandable.

         The MAS is physically small (approximately the size of a box of diskettes), but contains a powerful 486-class microprocessor, flash disk, memory, backup battery power, a real time clock, an Ethernet port, and a Controller Area Network ("CAN") port. In addition, the MAS contains three serial I/O ports, two of which can be either RS-485 serial communication ports to connect to a vehicle's J1708 data network or RS-232 serial communication ports. It also contains an internal 12 Channel GPS (satellite based geographic positioning system) receiver.

         Each server is built to operate in the harsh conditions of heavy-duty vehicles and to handle the concurrent events that occur in those vehicles. The servers are controlled by pSOS, a popular multi-tasking, real-time operating system, which manages multiple applications that function in a client / server architecture. TCP/IP application interfaces are employed throughout the system.

POSITION PLUS(TM) GPS

         Position Plus(TM) GPS is a suite of application software that uses a MAS with a built-in GPS receiver to add the date, time and vehicle position to traditional onboard computer data as a way to enhance and extend the benefits provided by the XATA ONBOARD system. Position Plus(TM) GPS consists of the five applications listed below:

    * Hands Free State Crossing - automatically captures and records vehicle locations at state line crossings to support completely automated fuel tax reporting.
    * GPS Logs - automatically captures and records vehicle position at driver log status changes to support automated driver logs.
    * GPS Locations - automatically captures and records vehicle position during trips to identify customer, fueling, rest, and service stops.
    * Onboard Compass - via a compass heading displayed on the Driver Computer, vehicle direction is available to assist the driver when traveling on unfamiliar routes.
    * Mapping - plots GPS position information for vehicles, routes, locations, and trips providing a visual image with street level detail.

XATA ONBOARD WITH MAS, GPS AND SMARTCOM(TM) AND / OR YARD EXPRESS(TM)

SMARTCOM(TM) WIRELESS COMMUNICATION SYSTEM

         SmartCom is a suite of communications applications that complements XATA's industry-leading onboard logistics applications and fleet management software. By integrating "real-time" communications throughout XATA's suite of logistics applications, SmartCom provides intelligent and immediate access to critical onboard information at multiple levels within fleet operations. The SmartCom system, which includes the Driver Computer, MAS with Position Plus GPS and a communications radio, sells for an average price of $4,000 per truck.

         XATA uses a "network independent" approach to deliver SmartCom's communications capabilities. SmartCom's real-time notification is triggered by onboard conditions, defined and selected by users, ensuring that only critical information is reported to fleet management. By detecting and processing exception conditions onboard (in the truck), customers minimize transmission costs and control the recurring communication charges that can negatively impact the return on investment.

         By enabling real-time identification and communication of exception conditions, SmartCom helps drivers, dispatchers, and fleet managers work together to improve customer service and operating efficiency. The inherent design of SmartCom minimizes message size and traffic by providing only critical information with the most operational benefit.

         XATA's SmartCom(TM) wireless communication system provides customers with the flexibility to choose from several different communication modes as a means of finding the least costly, most efficient manner in which to send and receive fleet information. XATA is the only company that allows customers to select logistics applications independently from a communications network. Through the intelligence built into the system, XATA provides customers with the flexibility to deliver information in a "least cost" manner, via several different modes:

    * Driver Key - Allows the upload and download of trip data via a no-cost "batch" method at the beginning or end of trips. The Driver Key collects and processes detailed driver and vehicle data, a majority of which does not need to be communicated in "real time".
    * Yard Express - Allows fleets to communicate at no cost with in-yard wireless technology.
    * Bell South Intelligent Wireless Network - Allows fleets to use Bell South Corporation's terrestrial network that provides low-cost communication in metropolitan areas containing 93% of the US population.
    * Qualcomm Satellite Communications Modem (SCM) - Using Qualcomm's satellite communications modem (SCM) delivers dependable, continuous and ubiquitous communications nationwide.

YARD EXPRESS(TM) SHORT RANGE WIRELESS COMMUNICATION SYSTEM

         Yard Express provides wireless communications with drivers while they are in a yard (whether local or remote) and is intended to decrease the amount of time needed to perform typical yard activities. Yard Express combines local area radio communications with XATA's Driver Computer and Fleet Management System to expedite the data collection and dispatch processes and improve the efficiency of the driver. In the vehicle, Yard Express utilizes a XATA Driver Computer, MAS, and a spread spectrum radio to allow the driver to transfer trip data and receive new dispatch data in the yard without leaving the vehicle. In the dispatch office, Yard Express utilizes the XATA Fleet Management System, a PC-based communications server, and local area radio hardware to allow the dispatcher to queue information from drivers and allow drivers to receive data via the radio network. The average selling price of a Yard Express system, which includes the ONBOARD system, MAS and Position Plus GPS software, is $4,000 per truck. In addition, the customer must purchase a local area radio access system for each yard at an average price of $3,500 per yard.


Used together or in different configurations, these five sets of products and services form a fully integrated fleet information management system.

XATA'S NEW PRODUCT DEVELOPMENT

         XATA's newest products under development are the evolution of XATA's core ONBOARD applications to XATAnet, a Java-based and Internet based open system architecture that is independent from the operator's hardware computing platform, communications network, and truck drivers. XATAnet will allow XATA's customers to install only the specific solutions that they need and to scale their hardware configurations to their specific needs, as these applications do not require an integrated system to function. Also, XATAnet will eliminate or reduce training time and expenses for customers because the system allows information from certain applications to be automatically sent to the customer's operations center and allows additional applications to be downloaded electronically to trucks in the field.

         The XATAnet system is an integrated network of "platform" managers that exist on vehicles, at enterprise management sites, at yard data exchange sites, at any authorized user "browser" access site, and in a XATA centralized "solutions" site. Specifically, the major components of the XATAnet system are;

    * XATAnet Onboard - An onboard platform independent operating environment that manages the complex interfaces to the vehicle data network, GPS, wireless communication, power loss conditions, dynamic application management, driver interfaces, multiple platform communication, and other peripheral device interfaces. Further, it supports , via a Java Virtual Machine (JVM), any mix of Java based independent software applications that are selected by and downloaded dynamically by the user. This system is operational in XATA supplied hardware platforms as well as the hardware platforms of other manufacturers.
    * XATAnet Server - An Internet based "server" that collects the information from XATAnet Onboard systems and XATAnet Gateway systems (described below), processes and stores that information, and presents the information to remote Internet browser based users on demand and by automatic exception communication. This server is equivalent in function to the OpCenter System of the XATA Onboard product line with the significant difference that the XATAnet Server is designed to handle large enterprises, multiple fleets, and multiple carriers in a single centralized system while allowing secure access to specific data by users that can use and Internet browser on their normal PC system from any location.
    * XATAnet Gateway - A PC based system that is located at fleet specified sites to exchange data with drivers and vehicles that choose to utilize a yard based communication capability (similar to Yard Express) and/or personal portable data devices. The XATAnet Gateway connects to yard communication access points (antennas) and/or portable data device I/O devices to exchange data with the drivers and/or vehicles. The gateway is also connected to the Internet which allows data exchange with a XATAnet Server and, via Internet Protocol ("IP") addressing, directly with specific system users. This system component is not required if the enterprise chooses to use wide area wireless communication networks for data exchange.
    * XATAnet Store - This Internet based system is located at XATA Corporation. It is the repository of the applications software, the solutions, that can be selected by an carrier or fleet administrator for distribution to selected vehicles and management sites. Customer system administrators can access the XATAnet Store to review the available software solutions, to select solutions for trial use, and to purchase licenses for production use. The electronic distribution of each solution includes software for designated vehicles and for designated server system(s).


         The underlying philosophy of the XATAnet product line is modularity, platform independence, economy to match customers' requirements, and user managed system evolution. As an example of this philosophy, XATA is offering a Vehicle Owner System that consists of a roof mounted "smart antenna" called the Onvoy system that contains the XATAnet Onboard System and user selected applications. This system does not require a driver interface and, therefore, no driver training. This results in a system architecture that meets the economic guidelines for vehicle owners and provides for the future expansion of software applications and hardware modules as future requirements are established. Examples of software applications for the vehicle owner are described below:

* Border Crossing - Border Crossing uses GPS position data to detect vehicle entry and exit from road use tax zones and creates records of those events. Records are used by offboard systems to compute road use tax.

* Fuel Change Events - Fuel Change Events are recorded automatically by measuring a change of over 5% in the level of a fuel tank during a stop. This system provides a record for matching fuel tickets to fuel events for fuel tax reimbursement.

* Vehicle Position - Vehicle position uses GPS position data to record vehicle position at specified time intervals, at stops, and on demand. The records are off-loaded at user specified times for offboard decisions and improved customer service.

* Lease Billing - Lease Billing automatically captures data used by Asset Owners to bill for vehicle use. Records can be automatically offloaded on demand for offboard processing.

         XATAnet will allow customers to transmit additional applications in real time directly to vehicles on the road by using the XATAnet wireless application management system. This centrally managed software capability is a major improvement over historical methods that required technicians to physically cable to each truck for system upgrades. XATAnet will provide significant benefits to the Company's customers in the form of scalable, customer specific solutions for Asset Owners, OEMs and operators of fleets. When completed, XATAnet will include the capabilities of the third generation XATA onboard system in addition to the future solutions required of the truck transportation industry.

XATAServ

         XATAServ is the Company's comprehensive customer service and technical support program, offering a wide range of support options designed to provide customer-focused solutions for operation of the XATA System. The mission of XATAServ is to develop, communicate and deliver a comprehensive goal attainment and support program that ensures the customer's success with the XATA system by providing the tools, training and knowledge necessary to identify and maximize their return on investment. XATAServ is typically purchased at the time of the initial order and provides assistance in all areas, beginning with rollout and installation, and including training and support of ongoing operations. The XATAServ program is in addition to the limited warranty included in the base price of the system. XATA also offers management-level consulting services to provide clients with information and advice on how to improve their usage of the XATA system. These advanced training services are different from the basic training and support service for front-line staff. XATA's consultants advise the customer's management on use of the advanced capabilities of the XATA system to reduce operating costs and increase savings. They help answer critical questions about interpreting data and detecting trends that require more extensive experience and expertise than technical support.

MARKETING

         DIRECT SALES
         XATA sells its onboard computer systems to the fleet trucking industry and logistics providers nationwide through its direct sales force. The direct sales force is comprised of nine people: three National Sales Managers, two Regional Account Executives, two Account Managers, one Marketing Coordinator and one Reseller. National Sales Managers are responsible for targeting national accounts for onboard computers. Regional Account Executives and Account Managers are responsible for targeting accounts within a defined territory. The efforts of the direct sales force are supported by the Company's systems engineers, who have a strong working knowledge of the typical hardware and software configurations required by fleet operations, and by the Company's technical support representatives, who have experience in integrating XATA's systems into fleets. These representatives tend to specialize in implementing systems within similar industries under similar operating conditions.

         XATA is currently focusing its sales and marketing efforts on transportation and logistics companies operating fleets of 15 or more vehicles within specific vertical markets that have experienced significant benefits with XATA's systems. These vertical markets include food distribution, petroleum production and marketing, manufacturing and processing, and retail/wholesale delivery.

         The Company also uses a combination of integrated marketing activities, including, but not limited to, advertising, trade shows, the Internet, and direct mail to gain exposure within the marketplace. The Company uses exhibits at selected industry conferences to promote XATA name awareness, provide product demonstrations and to gain additional sales. XATA actively pursues speaking opportunities at industry trade shows for XATA's management and customers who have gained efficiencies in fleet operations using the Company's technology.

         XATA has found that the average sales cycle for an XATA ONBOARD solution is approximately nine months. Customers usually compare three separate systems with evaluations conducted before making a purchase commitment. Upon selecting the XATA system, customers typically make a five-year technology commitment to match the life of the vehicle lease. The typical fleet will purchase an information management system from XATA for $3,500 per truck. After purchase, XATA's sales force and customer service groups typically work with the customer for 60 days to implement and install the system and train the drivers and system operators.

         ALLIANCES
         Management believes that the Company can increase its market share and expand the markets for XATA's solutions by forming alliances with various technology vendors to the commercial trucking industry. Specifically, XATA intends to continue forming arrangements that: (I) allow alliance partners to market products that incorporate XATA technology and (II) enable XATA to expand its product offerings to include hardware or communications capabilities that XATA currently does not offer (for example, handheld computing and scanning products). Technology partners offer XATA a complementary distribution channel for reaching the Asset Owner and fleet markets with systems that XATA historically has not been able to offer.

         XATA has developed a partnership with Symbol, which authorizes Symbol to resell XATA products and services to its customers. The partnership also allows XATA to resell Symbol's mobile computing and bar code scanning technologies to its customers. The companies signed a contract in October 1998, allowing Symbol and XATA to purchase each other's products at a discount for resale with their respective product offerings. This partnership allows XATA the opportunity to target carriers that need mobile computing devices to scan inventory as it leaves the truck, as well as the onboard computer capabilities that XATA's systems provide.

         XATA's partnership with Mack, which was signed in November 1998, allows Mack to augment the functionality of its factory installed vehicle information system with XATA hardware modules and applications. By having XATA's solutions installed in the factory, the OEMs' customers will be able to eliminate the installation "bottleneck" as their vehicles are delivered to them from the factory with an onboard information system.

         XATA has recently signed an agreement with Qualcomm, which will allow Qualcomm to enhance the functionality of their wireless communications applications with XATA's XATAnet applications. The proposed arrangement will allow XATA to resell Qualcomm's wireless hardware modules to its customers that want to use a wireless network from Qualcomm. The integration of the XATAnet applications with Qualcomm's onboard wireless communication systems will provide Qualcomm's customers applications that will increase their logistics productivity and government compliance.


MAJOR CUSTOMERS

         Net sales during the fiscal years ended September 30, 2000 and 1999 to customers who accounted for more than ten percent of revenue in either of such years are as follows:

                                         Years Ended September 30,
                                   -------------------------------------
                                     2000                         1999
                                   -------------------------------------
                                           Percent of Net Sales
                                   -------------------------------------
Publix Super Markets                  11%                           *
Mack Truck(U.S. Postal Service)        *                           17%
Safeway, Inc.                          *                           13%

* Net sales were less than ten percent of total net sales.


MANUFACTURING, PRODUCTION, AND QUALITY CONTROL

         The Company subcontracts the manufacture and assembly of its major components, pursuant to the Company's specifications. All such suppliers have entered into confidentiality agreements with respect to the Company's proprietary technology used in manufacture and assembly. Although such suppliers provide necessary labor and material components, the Company performs inventory management, quality control management, and purchasing at XATA's facility.

         XATA believes its current suppliers can provide production volumes to meet its anticipated increases in product demand and is not aware of any difficulty experienced by its suppliers in obtaining raw materials for manufacture, other than current, temporary industry-wide electronic component shortages. Other than purchase orders, the Company has no written supply agreements with its suppliers.

PATENTS, TRADEMARKS, AND COPYRIGHTS

                  "XATA" is a trademark registered with the United States Patent and Trademark office.

All computer programs, report formats, and screen formats are protected under United States copyright laws. In addition, the Company has been issued a design patent by the United States Patent and Trademark Office that covers the design of its Driver Computer display. The Company's software programs have not been patented. The Company claims trademark and trade name protection for the following: OpCenter, SmartCom, XATAnet, Onvoy, and Desktop Dispatch. The Company protects and defends its intellectual property rights vigorously.

RESEARCH AND DEVELOPMENT

         The Company's market position is based on its strong research and development capability and its market technology leadership. Management believes that product development must continue in order to maintain this market position, to integrate industry requirements, to respond to market opportunities, and to keep abreast of technological change, which is expected to continue at a rapid pace. The Company employs systems engineers who are engaged in numerous development projects led by William P. Flies, the Company's founder and Chief Executive Officer. Along with customer-driven requirements, much of the impetus to adopt new technologies will come from logistics providers, suppliers, shippers, government, and other non-industry influences that are endorsing the use of reliable, low-cost technologies to increase overall industry efficiency. These new technologies include global positioning systems, onboard communications (cellular, satellite, wireless, paging), and trailer identification. Research and development expense was approximately $183,000 for fiscal 2000 and $237,000 for fiscal 1999. Capitalized software development costs were $2,130,000 for fiscal 2000 and $2,421,000 for fiscal 1999.

EMPLOYEES

         As of September 30, 2000, XATA's staff included 43 employees and 7 contractors. Although employees are organized as an integral XATA team, their primary assignments, including independent contractors, are as follows: 9 in administrative, finance, and MIS; 21 in sales, marketing, and customer service; 4 in logistics; and 16 engineering, product design, and development.

RISK FACTORS

WE DO NOT HAVE A LONG OR STABLE HISTORY OF PROFITABLE OPERATIONS. From inception in 1985 through the fiscal year ended September 30, 1994, we focused our efforts primarily on product development. During this time we had only limited product marketing and distribution and incurred a cumulative loss of $5,809,000. We had operating profits beginning in the fourth quarter of the fiscal year ended September 30, 1994, and continuing throughout the fiscal year ended September 30, 1996. We experienced a combined net loss of $6,670,100 for the fiscal years ended September 30, 1997 and 1998. These losses resulted in large part from the re-valuation and expensing of certain software acquired in 1996 business acquisitions. We generated a net profit of $520,235 for fiscal 2000 and $493,361 for fiscal 1999. Although, we have returned to profitability, we cannot assure that profitability will be sustained in the future.

WE ARE DEPENDENT ON KEY CUSTOMERS. We sell large orders to individual fleets and may be dependent upon a few major customers each year whose volume of purchases is significantly greater than that of other customers. During the fiscal year ended September 30, 2000, four customers, together, accounted for approximately 33% of net sales. Although we have experienced significant growth in our customer base, we are still dependent on continued purchases by present customers who continue to equip and upgrade their fleets. Loss of any significant current customers or an inability to further expand our customer base would adversely affect the Company.

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

WE HAVE SEVERAL LARGER COMPETITORS. Many of the companies who offer competitive products have greater financial and other resources than the Company. These competitors offer products ranging in sophistication and cost from basic onboard recorders to advanced mobile satellite communication systems. Their products may offer better or more functions than ours or may be more effectively marketed. In addition, the nature and sources of competition in our industry are rapidly evolving and increasingly depend on the ability to deliver integration of multiple information systems. These systems must link trucking operations and all other facets of the supply chain through a variety of sophisticated software and communications technologies, including but not limited to the Internet. These changes reflect a trend toward integration of intra-company data with the larger external supply chain involving the flow of goods to markets. We will have to adapt our existing products and develop new products that facilitate the collection, integration, communication and optimal utilization of information throughout the transportation network and the entire supply chain. This may entail the development of new technologies and the adaptation of new and existing products to be compatible with products and services provided by others in the industry. These trends will require us to establish strategic alliances with other companies who may be competitors.

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

OUR TARGET MARKET IS HIGHLY CYCLICAL. The fleet trucking segment of the transportation industry is subject to fluctuations and business cycles. We cannot predict to what extent these business cycles may result in increases or decreases in capital purchases by fleet managers. A significant downturn in the prospects of the fleet trucking segment of the transportation industry could have a material adverse effect on us. Although we had a backlog in excess of $600,000 at January 2, 2001, which we believe to be firm, the backlog could decrease as a result of cancellations or reductions of orders in response to adverse economic conditions in the industry or other factors.

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

WE ARE DEPENDENT ON PROPRIETARY TECHNOLOGY. Our success is heavily dependent upon proprietary technology. We have been issued a design patent by the United States Patent and Trademark Office that covers the Driver Computer, but our software programs have not been patented. We rely primarily on a combination of copyright, trademark and trade secret laws, confidentiality procedures, and contractual provisions to protect our proprietary rights. These measures afford only limited protection. Our means of protecting our proprietary rights may prove inadequate, or our competitors may independently develop similar technology, either of which could adversely affect us. In addition, despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our systems or obtain and use information that we regard as proprietary. Customer access to our source code may increase the possibility of misappropriation or other misuse of our software.

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

OUR CURRENT MANAGEMENT OWNS ENOUGH STOCK TO EXERT SIGNIFICANT CONTROL OVER THE COMPANY. As of September 30, 2000, the officers and directors of the Company beneficially own approximately 22% of the Company's outstanding shares of common stock. Because of such ownership, management is able to significantly influence the affairs of the Company, including the election of the Board of Directors. There is no cumulative voting for the election of directors of the Company.

WE ARE DEPENDENT ON KEY PERSONNEL. Our future success depends to a significant extent on the efforts of key management, technical, and sales personnel, particularly William P. Flies, Chief Executive Officer. We are the beneficiary of a key-person life insurance policy on William P. Flies in the amount of $2,000,000. The loss of Mr. Flies would adversely affect the Company's ability to provide leading edge technology to the transportation industry.

WE MAY NEED ADDITIONAL CAPITAL. Although cash flow from operations, bank financing, and the debt and equity investment agreements with John Deere Special Technologies Group, Inc. ("JDSTG") is believed to be sufficient to meet capital requirements for the foreseeable future, our cash needs may vary significantly from predictions. For example, if we do not generate anticipated cash flow, or if we grow at a rate faster than we anticipate, our predictions regarding cash needs may prove inaccurate and we may require additional financing. Our inability to obtain needed financing could have a material adverse effect on operating results. We cannot assure that we will be able to secure any additional financing when needed or at all or that financing, if obtained, will be on terms favorable or acceptable to us. Moreover, future financing may result in dilution to holders of the common stock.

NEW BUSINESS PLAN. In the first quarter of fiscal 2000, the Company reassessed its product lines and its operations and adopted a plan focused on additional truck market segments that provides larger volume opportunities. In order to pursue these opportunities, management determined that additional equity was needed and that investment by a strategic partner was the preferred means of obtaining additional equity plus development and marketing capability. Management's objective was achieved with an equity investment from JDSTG in August 2000. Additional investment by JDSTG in fiscal year 2001 is anticipated. With this equity investment by a Fortune 100 company, management believes that XATA is positioned to pursue high volume truck market opportunities. This plan is complemented by the development of XATA's next generation product line, XATAnet, an open mobile system utilizing an Internet based server. Although management believes that XATA's financing, partnering, and product line has positioned it to pursue new markets, implementation of this plan entails the development and commercialization of new, leading-edge technology, which may encounter lack of customer acceptance, competition, problems in large-scale implementation, or other setbacks frequently encountered in commercialization of new products. Accordingly, there can be no assurance that the business plan will be successful.

WE MAY ISSUE ADDITIONAL STOCK WITHOUT SHAREHOLDER CONSENT. The Company has authorized 12,000,000 shares of common stock, of which 5,583,112 shares are issued and outstanding as of January 4, 2001. The Board of Directors has authority, without action or vote of the shareholders, to issue all or part of the authorized but unissued shares. Additional shares may be issued in connection with future financing, acquisitions, employee plans, or otherwise. Any such issuance will dilute the percentage ownership interest of existing shareholders, and may dilute the book value of the common stock. In addition, the Company is authorized to issue up to 283,333 shares of preferred stock, no designated par value. The Board of Directors can issue preferred stock in one or more series and fix the terms of such stock without approval by shareholders. Preferred stock may include the right to vote as a series on particular matters, preferences as to dividends and liquidation, conversion and redemption rights and sinking fund provisions. The issuance of preferred stock could affect the rights of the holders of common stock adversely and reduce the value of the common stock. In addition, specific rights granted to holders of preferred stock could be used to restrict the Company's ability to merge with or sell its assets to a third party.

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

ITEM 2.  DESCRIPTION OF PROPERTY

         On April 4, 1997, the Company moved into 20,588 square feet of new office and warehouse space at 151 East Cliff Road in Burnsville, Minnesota. The Company has signed a seven (7) year, non-cancelable operating lease for this space, with initial rental payments of $12,010.00 per month, plus a pro rata share of the building operating expenses commencing June 1, 1997. The base rent increased to $14,810.00 on February 1, 1999, in part due to occupancy on March 1, 1999, of an additional 4,800 square feet of warehouse space adjacent to the Company's current space. Base rent will increase to $16,291 on June 1, 2002, the sixth year of the lease. On September 1, 1999 approximately 4,800 square feet of space was subleased to Kavouras, Inc. This was a month-to-month agreement and was terminated effective February 29, 2000. To date, the additional space has not been sublet.

         The Company believes this additional space is adequate for its needs at this location for the foreseeable future.

ITEM 3.  LEGAL PROCEEDINGS

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         A special meeting of shareholders of the Company was held on November 30, 2000. As of the record date, October 5, 2000, there were 5,580,179 shares of Common Stock issued and outstanding. There were present and voting at the meeting, in person or by proxy, 3,388,263 shares of Common Stock (approximately 67% of the total issued and outstanding).

         Matters voted upon and results thereof are as follows:

         1.To amend the Restated Articles of Incorporation of the Company to increase the authorized common stock and to eliminate the provision that reserves all voting rights to the common stock.

         FOR  3,284,916  AGAINST   79,432  ABSTAIN   23,915  BROKER NON-VOTE  0
             ----------          --------          --------                  ---


         2. To approve the purchase of up to 3.6 million shares of common stock of the Company by John Deere Special Technologies Group, Inc. (the "Investment").

         FOR  3,359,719  AGAINST    8,829  ABSTAIN   19,715  BROKER NON-VOTE  0
             ----------          --------          --------                  ---

                                     PART II

ITEM 5.  MARKET FOR THE COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Effective June 1, 1999 the Company's Common Stock began trading under the symbol "XATA" on the Nasdaq Small Cap Market. Prior to June 1, 1999, the Company's Common Stock traded on the Nasdaq National Market, also under the symbol "XATA".

         The following table sets forth the quarterly high and low sales prices as reported by the Nasdaq National Market from October 1, 1998 and through May 31,1999. Prices from June 1, 1999 through September 30, 2000 are as reported by the Nasdaq Small Cap Market.


                                                    SALE PRICE
                                                    ----------
     FISCAL YEAR 1999                            LOW         HIGH
                                                 ---         ----
     First Quarter                              1.118       2.500
     Second Quarter                             1.125       2.375
     Third Quarter                              0.906       4.750
     Fourth Quarter                             2.750       4.000

                                                    SALE PRICE
                                                    ----------
     FISCAL YEAR 2000                            LOW         HIGH
                                                 ---         ----
     First Quarter                              2.625       4.000
     Second Quarter                             3.906       5.875
     Third Quarter                              3.500       6.000
     Fourth Quarter                             4.000       5.250


         The Company's Common Stock is held by approximately 90 registered holders of record. Registered ownership includes nominees who may hold securities on behalf of multiple beneficial owners. The Company estimates the number of beneficial owners of its Common Stock at 1,300.

DIVIDEND POLICY

         Except for dividends paid to the holders of Series A 8% Convertible Preferred Stock (from issuance in May 1999 until conversion in full in August
2000), the Company has never paid cash dividends on any of its securities. The Company has retained any earnings for use in its operations. Future dividend payments will be determined by the Company's Board of Directors based upon the Company's earnings, if any, its capital needs and other relevant factors.

RECENT SALE OF UNREGISTERED SECURITIES

         During the past three fiscal years, the Company has issued an aggregate of 55,809 shares of common stock (9,375 in September 1996, 6,250 in May 1997, 12,500 in October 1997, 2,684 in April 1998, 12,500 in August 1998, and 12,500
in August 1999) to three persons who joined the Company as employees in connection with the Company's acquisition of the Payne & Associates assets from Computer Petroleum Corporation ("CPC"). Such employees were formerly employees of CPC.

         During fiscal 1999 and 2000, the Company issued warrants for the purchase of an aggregate of 37,478 shares of common stock to non-employee directors in lieu of cash payment of quarterly director's fees. These shares are exercisable at prices ranging from $1.23 to $4.50 per share.

         On February 8, 1999, the Company issued a warrant for the purchase of 25,000 shares of common stock exercisable at $1.75 per share to Edward T. Michalek. This warrant was in consideration for his agreement to serve as the Company's interim Chief Executive Officer. On April 30, 2000, the warrant was exercised in full on a cashless basis for 17,308 shares of common stock

         During May 1999, the Company sold 46,667 shares of Series A 8% Convertible Preferred Stock to several qualified investors at $15.00 per share. The shares were convertible into the Company's common stock at the rate of 10 shares of common stock for each share of preferred stock converted. All of the preferred shares, plus accrued unpaid dividends, have been converted to common stock.

         In August 2000, the Company entered into a Stock Purchase Agreement ("the agreement") with John Deere Special Technology Group, Inc. ("JDSTG"). On August 31, 2000, the Company issued an aggregate of 630,000 shares of its common stock under the agreement to JDSTG at $3.805 per share. A second purchase of 1,314,060 shares at $3.805 per share is anticipated in fiscal 2001, upon completion of beta testing of certain new XATA products. JDSTG may acquire additional shares at the same price on and after August 1, 2001 by conversion of a promissory note (in the original principal amount of $1 million). Until December 31, 2002, JDSTG may acquire up to an additional 1,202,940 shares at a price equal to 82% of the market value of the shares during the 30 days preceding JDSTG's election to purchase.

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

         During the fourth quarter of fiscal 1997, the Company completed an evaluation of the recoverability of assets (primarily purchased software and goodwill) acquired from Payne. Certain events occurred during fiscal 1997 that caused the full recoverability of those assets to be brought into question. As a result of these events, which occurred after the acquisition, it became clear that the investment in Payne had become severely impaired. Management determined the value of the remaining product of Payne's being sold by the Company to be approximately $200,000. Accordingly, the goodwill and acquired software relating to the Payne acquisition were written down to this estimated value, resulting in a fourth quarter charge of approximately $1.8 million.

         During the third quarter of fiscal 1998, the Company decided to suspend sales of its Desktop Dispatch Pro(TM) ("DD Pro") software product. The Company suspended sales of this product and reversed revenues on licenses sold as a result of the product's unacceptable performance under actual service conditions. The Company planned to re-introduce DD Pro to the market in the spring of 1999. In June 1999, the decision was made to seek a buyer for DD Pro and at the same time incorporate DD Pro into the Company's OpCenter(TM) system. Management completed a valuation of the product and subsequently reduced the recoverable value of DD Pro by $172,000 during fiscal 1999. During fiscal 2000 the estimated net realizable value was reduced by an additional $400,000. As part of any sale of DD Pro, the Company would license DD Pro from the buyer for use in OpCenter(TM) on an as needed basis.

         During the second quarter of fiscal 1999, the remaining assets of XET, except DD Pro, were sold to Mobile Communications Security, Inc. A gain of approximately $30,000 was realized on the sale of these assets.

         During the first quarter of fiscal 2000, the Key Logistics subsidiary was sold for $225,000 in cash, and a loss of approximately $90,000 was recorded.

RESULTS OF OPERATIONS

        NET SALES. The Company had net sales of $12,659,000 for fiscal 2000 compared to $11,182,000 in fiscal 1999. This represents an increase of $1,477,000, or 13%, for fiscal 2000 over the previous fiscal year. Key Logistic sales were $100,000 in fiscal 2000 and $505,000 in fiscal 1999, and the majority of the remaining sales were onboard sales to private fleet customers. Total onboard sales for fiscal 2000 increased 18% over fiscal 1999. The Company anticipates that total revenue for fiscal 2001 will exceed fiscal 2000 levels.

         GROSS PROFIT. The Company had a gross profit in fiscal 2000 of $4,632,000 or 36.6% of net revenue, compared to $4,932,000, or 44.1% of net revenue for fiscal 1999. Gross margins are dependent on product sales mix and discounts on volume shipments to certain customers. During fiscal 2000, the Company had good success selling its newly released SmartCom product, which requires the Mobile Application Server with GPS, Bellsouth radio and antennas. As is common with new products, the initial cost, as a percent of sales, was higher than for other existing products. Since the end of fiscal 2000, the Company has been able to re-negotiate better outsourced fabrication pricing for this product, which will provided better gross margins in the future. During fiscal 2000, the Company also wrote down Desktop Dispatch Pro(TM), a non-core software product remaining from the fiscal 1999 Payne and Associates divestiture, by $400,000, and provided custom development services to several customers at a gross profit percentage less than normally experienced by the Company. The Company anticipates gross margins, as a percentage of sales, for fiscal 2001 to be more comparable to those in fiscal 1999.

         OPERATING EXPENSES. Operating expenses include sales and marketing expenses, general and administrative expenses, and research and development. Total operating expenses were $4,416,000 for fiscal 2000 (34.9% of net sales) compared to $4,286,000 for fiscal 1999 (38.3% of net sales).

         Operating expenses other than research and development were $4,233,000 in fiscal 2000 (33.4% of net sales) compared to $4,049,000 in fiscal 1999 (36.2% of net sales). Operating expenses for fiscal 2000 were higher than fiscal 1999 primarily due to an increase in commission expenses resulting from increased sales and a higher proportion of sales in fiscal 2000 coming from several distributors, who had higher commission rates than in-house sales people. Operating expenses other than research and development for fiscal 2001 are expected to be higher than in fiscal 2000 due to increased headcount, particularly in the Sales and Marketing departments.

         The increases in research and development in recent years occurred as the result of planned increases in personnel and expenses related to new system capabilities. Expenditures for research and development, net of capitalized software development costs, are charged to operations as incurred. These charges amounted to $183,000 for fiscal 2000 and $237,000 for fiscal 1999. Software development costs are capitalized after the establishment of technological feasibility and later amortized to cost of goods sold based on the anticipated useful life of the product. The useful life of each product is determined based upon its anticipated future net revenues. Capitalized software development costs were $2,130,000 for 2000 compared to $2,421,000 for 1999. This decrease was due primarily to fewer resources being available in fiscal 2000. The Company anticipates that expenditures for research and development and software development for fiscal 2001 will increase as additional funding becomes available.

         INTEREST INCOME (EXPENSE). Interest income for fiscal 2000 was $10,000 compared to $20,000 for fiscal 1999, due to a lower average cash balance. Interest expense was $199,000 in fiscal 2000 compared to $149,000 in fiscal 1999, due to increased utilization of the bank line of credit during fiscal 2000. Other non-operating expenses for fiscal 2000 included a loss on the sale of the Key Logistics subsidiary of approximately $90,000 and payments made to John G. Kinnard & Co. of approximately $30,000.

         NET EARNINGS. The net earnings for fiscal 2000 were $520,000 compared to $493,000 in fiscal 1999. The increased revenue during fiscal 2000 was partially offset by increased cost of sales as a percent of sales, and by increased commission expense. The write down of Desktop Dispatch Pro(TM) by $400,000 was offset by the recognition of a tax benefit in the amount of $600,000, as described below.

INCOME TAXES

         During fiscal 2000, the Company determined that it was more likely than not that it would realize an income tax benefit for at least a portion of its net operating loss carryforward. As a result, the Company recorded an income tax benefit of $600,000, based on its estimate of taxable earnings over a future time horizon of two years. The Company did not recognize an income tax benefit in fiscal 1999. At September 30, 2000, the Company had federal net operating loss carryforwards of approximately $11,188,000. See Note 5 to the financial statements.

LIQUIDITY AND CAPITAL RESOURCES

         The Company had working capital at the end of fiscal 2000 of $2,088,000 compared to a working capital deficit of $1,117,000 at the end of fiscal 1999. The increase in working capital was due primarily to an increase in cash, accounts receivable and deferred taxes.

         Net cash used by operating activities during fiscal 2000 totaled $415,000 resulting primarily from an increase in accounts receivable of $2,476,000 offset by net earnings of $520,000, depreciation and amortization of $1,101,000 and an increase in accounts payable of $554,000. The Company anticipates that continued growth in its business will result in increases in accounts receivable and accounts payable and, to a lesser extent, inventories.

         Net cash used in investing activities of $2,017,000 during fiscal 2000 resulted primarily from expenditures for software development of $2,130,000, offset by the proceeds from the sale of Key Logistics of $225,000. The Company expects capital expenditures and capitalized product development costs for fiscal 2001 to be higher than those incurred in fiscal 2000.

         Net cash provided by financing activities was $3,238,000 during fiscal 2000. $2,397,000 was provided from the sale of common stock to JDSTG, and $1,000,000 was provided by cash received for a 5 year note payable to JDSTG.

          In August 1998, the Company negotiated a long-term debt agreement secured by certain of its fixed assets with GE Capital's Commercial Asset Funding group. Under this agreement, recorded as a note payable, the Company received $625,000 and was obligated to make payments, including interest at the rate of 10%, of approximately $28,000 per month for 24 months. All payments were made as scheduled during fiscal 2000, and the obligation was paid off in full on May 3, 2000. In October, 1998 the Company entered into an asset based financing agreement with Norwest Business Credit, Inc. (now Wells Fargo Business Credit, Inc.) under which the Company was given a line of credit, based on eligible accounts receivable and inventories of $1,500,000. This financing arrangement replaced a credit facility of $1,000,000 with Norwest Bank, N.A. In November 1998, the agreement was amended to increase the credit facility to $2,000,000. In January 1999, the agreement was again amended to require the Company to maintain a minimum net worth level that varied on a monthly basis during the term of the agreement. During fiscal 2000, all net worth requirements were met.

        The Company believes its current cash balances, line of credit, vendor terms, and additional JDSTG investments will provide adequate cash to fund anticipated revenue growth, operating needs and product development for the foreseeable future. Management anticipates that a JDSTG investment of $5,000,000 for 1,314,060 shares of XATA common stock will occur shortly after the completion of beta testing of certain new XATA products sometime in the spring or summer of 2001. JDSTG may also, at its option, convert the remaining balance of XATA's note payable to JDSTG (approximately $750,000 as of August1, 2001) to approximately 200,000 shares of XATA common stock between August 1, 2001 and August 1, 2002 at a price per share of $3.805. In addition, until December 31, 2002, JDSTG has an option to purchase a further 1,202,940 shares of XATA common stock at a price per share equal to 82% of the market value of the shares during the 30 days preceding JDSTG's election to purchase. If any of the JDSTG investments does not take place, any new product development will be managed in accord with available funding. Moreover, it is possible that the Company's cash needs may vary significantly from its predictions, due to failure to generate anticipated cash flow, failure to obtain the anticipated equity funds from JDSTG, or other reasons. No assurance can be given that the Company's predictions regarding its cash needs will prove accurate, that the Company will not require additional financing, that the Company will be able to secure any required additional financing when needed, or that such financing, if obtained at all, will be on terms favorable or acceptable to the Company.

SUBSEQUENT EVENTS

         On October 21, 2000, the Company renewed its line of credit agreement with Wells Fargo Business Credit, Inc., previously Norwest Business Credit, Inc. The terms of the agreement were unchanged. New minimum monthly net worth levels were established based upon expected earnings during fiscal 2001. (See Note 3 to the financial statements at September 30, 2000.)

         On August 28, 2000, the Board of Directors approved amendments to the Articles of Incorporation to increase the authorized number of shares of common stock from 8,333,333 to 12,000,000 shares and to eliminate the provision reserving all voting rights to the common stock. The amendments were subject to shareholder approval. The amendments were approved by the shareholders on November 30, 2000 and are reflected in the financial statements at September 30, 2000.

         On December 28, 2000, XATA and JDSTG entered into a Side Agreement in which they agreed that the second JDSTG equity investment closing would occur, subject to the conditions provided in the Stock Purchase Agreement, no later than September 30, 2001 rather than a date no later than December 31, 2000. The specific timing of this equity investment will be based on the successful completion of XATAnet phase 1 beta tests that is planned for completion in the spring of 2001.


YEAR 2000 ISSUES

         The Company has not experienced and does not anticipate any material adverse effect of Year 2000 conversions on its internal systems or on the products it develops and markets.


ITEM 7.  FINANCIAL STATEMENTS

         Report of Independent Certified Public Accountants           F-1
         Balance Sheets                                               F-3 - F-4
         Statements of Earnings                                       F-5
         Statements of Changes in Shareholders' Equity                F-6
         Statements of Cash Flows                                     F-7
         Notes to Financial Statements                                F-8 - F-16

ITEM 8. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.


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

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

REPORTS ON FORM 8-K

         The following reports on Form 8-K were filed by the Company during the fourth quarter of the fiscal year ended September 30, 2000.

         1. Report on Form 8-K dated August 31, 2000 concerning initial investment by John Deere Special Technologies Group, Inc.

EXHIBITS

EXHIBIT
 NO.         DESCRIPTION OF EXHIBITS
------------------------------------

      3.1       Restated Articles of Incorporation, as amended (1)
      3.2       Bylaws (1)
      3.3 Amendment to Restate Articles of Incorporation, effective December 6, 2000 *
      4.1       Form of certificate representing the Common Stock (1)
      5.1       Opinion and Consent of Counsel to the Company (1)
     10.1 Lease (for Office and Manufacturing Facilities), dated September 11, 1986, Letter Agreement and Amendment No. 1 to lease dated July 10, 1992, and Amendment No. 2 to Lease (1)
     10.2       Agreements with Dennis R. Johnson regarding employment (1)
     10.3       Agreements with William P. Flies regarding employment (1)
     10.4 1991 Long-Term Incentive and Stock Option Plan, as amended by the Board of Directors in May 1997 subject to ratification by the shareholders
     10.5 Purchase Agreement with Ryder Dedicated Logistics, Inc. dated December 31, 1994, with supplemental agreement dated September 1, 1995 (2)
     10.7 Lease dated December 26, 1996 with Hoyt Properties, Inc. for new corporate headquarters. (3)
     10.8       Letter of Agreement with William Callahan regarding compensation
                (4)
     10.9 Credit Agreement with Norwest Business Credit, Inc., dated October 23, 1998 and Amendments dated November 30, 1998 and January 8, 1999.(5)
     10.10 Master Security Agreement and Promissory Note with GE Capital Corporation Commercial Asset Funding, dated August 6, 1998.(5)
     10.11      Separation Agreement with Dennis R. Johnson (6)
     10.12      Separation Agreement with William Callahan (6)
     10.13 Amendment to Credit Agreement with Norwest Bank dated December 1, 1999 (6)
     10.14      Sublease Agreement with Kavoras, Inc. dated September 1, 1999
                (6)
     10.15      Stock Purchase Agreement with JDSTG, dated August 30, 2000 (7)
     10.16      Registration Rights Agreement with JDSTG dated August 30, 2000
                (7)
     10.17 Amendment No. 1, dated October 31, 2000, to Stock Purchase Agreement with JDSTG (8)
     10.18      Side Agreement with JDSTG dated December 28, 2000 *

     21         Subsidiaries of the Company
     23         Consent of Grant Thornton LLP, independent certified public accountants *
     27         Financial Data Schedule
     99         FY 2000 Definitive Proxy Materials (portions of which are
                incorporated herein by reference).(9)

--------------------------
*        Filed herewith

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

(6) Incorporated by reference to exhibit filed as a part of Report on Form 10-KSB for fiscal year ended September 30, 1999.

(7) Incorporated by reference to exhibit filed as a part of Report on Form 8-K on September 7, 2000

(8) Incorporated by reference to exhibit filed as a part of Report on Form 8-K on November 2, 2000

(9)      To be filed in definitive form not later than January 26, 2001.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors
XATA Corporation

                We have audited the accompanying balance sheets of XATA Corporation (the Company) as of September 30, 2000 and 1999, and the related statements of earnings, changes in shareholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

                We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

                In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of XATA Corporation as of September 30, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.




                                                      /s/ GRANT THORNTON LLP

Minneapolis, Minnesota
December 8, 2000

XATA CORPORATION

BALANCE SHEETS
SEPTEMBER 30, 2000 AND 1999


ASSETS                                                                           2000             1999
----------------------------------------------------------------------------------------------------------
Current Assets
     Cash and cash equivalents                                               $    928,497     $    122,898
     Accounts receivables, less allowances for doubtful accounts
         of $326,000 in 2000 and $167,995 in 1999                               4,047,758        1,740,089
     Inventories                                                                  458,250          637,713
     Prepaid expenses                                                             103,458          123,640
     Deferred income taxes                                                        600,000               --
                                                                           -------------------------------
                   TOTAL CURRENT ASSETS                                         6,137,963        2,624,340
                                                                           -------------------------------

Equipment and Leasehold Improvements, at cost
     Engineering and manufacturing equipment                                      703,635          703,635
     Office furniture and equipment                                             1,397,658        1,294,070
     Leasehold improvements                                                        38,064           38,064
                                                                           -------------------------------
                                                                                2,139,357        2,035,769

     Less accumulated depreciation and amortization                            (1,754,600)      (1,495,835)
                                                                           -------------------------------
                   TOTAL EQUIPMENT AND LEASEHOLD IMPROVEMENTS                     384,757          539,934
                                                                           -------------------------------

Other Assets
     Capitalized software development costs, less accumulated
         amortization of $1,415,976 in 2000 and $622,411 in 1999                5,401,699        4,464,815
     Acquired software, less accumulated amortization of $133,344 in 1999              --           66,656
     Goodwill, less accumulated amortization of $83,335 in 1999                        --          116,665
     Other                                                                         12,500           35,979
                                                                           -------------------------------
                   TOTAL OTHER ASSETS                                           5,414,199        4,684,115
                                                                           -------------------------------
                   TOTAL ASSETS                                              $ 11,936,919     $  7,848,389
                                                                           ===============================


See Notes to Financial Statements.


LIABILITIES AND SHAREHOLDERS' EQUITY                                            2000             1999
---------------------------------------------------------------------------------------------------------
Current Liabilities
     Bank line of credit                                                    $    586,365     $    237,395
     Current maturities of long-term debt                                        168,482          486,140
     Accounts payable                                                          1,725,235        1,170,715
     Accrued expenses
         Commissions                                                             263,701           75,453
         Other                                                                   661,237          652,660
     Deferred revenue                                                            644,504        1,118,599
                                                                          -------------------------------
                    TOTAL CURRENT LIABILITIES                                  4,049,524        3,740,962
                                                                          -------------------------------


Long-Term Debt                                                                   788,944               --
                                                                          -------------------------------

Commitments                                                                           --               --

Shareholders' Equity
     Preferred stock, 8% convertible, stated value $15.00 per share;
         283,333 and 333,333 shares authorized in 2000 and 1999;
         46,667 shares issued in 1999                                                 --          700,005
     Common stock, par value $0.01 per share; 12,000,000 and
         833,333 shares authorized in 2000 and 1999; 5,580,179 and
         4,435,633 shares issued in 2000 and 1999                                 55,802           44,356
     Additional paid-in capital                                               12,708,245        9,502,255
     Accumulated deficit                                                      (5,665,596)      (6,139,189)
                                                                          -------------------------------
                    TOTAL SHAREHOLDERS' EQUITY                                 7,098,451        4,107,427
                                                                          -------------------------------
                    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY              $ 11,936,919     $  7,848,389
                                                                          ===============================


See Notes to Financial Statements.

XATA CORPORATION

STATEMENTS OF EARNINGS
YEARS ENDED SEPTEMBER 30, 2000 AND 1999

                                                               2000             1999
----------------------------------------------------------------------------------------
Net sales                                                  $ 12,658,519     $ 11,181,809
Cost of goods sold                                            8,026,772        6,250,244
                                                         -------------------------------
                    GROSS PROFIT                              4,631,747        4,931,565

Operating expenses:
     Selling, development, general and administrative         4,416,225        4,285,664
                                                         -------------------------------
                    OPERATING PROFIT                            215,522          645,901

Nonoperating income (expense):
     Interest income                                              9,971           20,347
     Interest expense                                          (199,090)        (148,937)
     Other                                                     (106,168)         (23,950)
                                                         -------------------------------
                    EARNINGS (LOSS) BEFORE INCOME TAXES         (79,765)         493,361

Income tax benefit                                              600,000               --
                                                         -------------------------------
                    NET EARNINGS                           $    520,235     $    493,361
                                                         ===============================

Net earnings per common share
     Basic                                                         0.10             0.11
     Diluted                                                       0.10             0.10

Weighted average common and common share equivalents
     Basic                                                    4,581,319        4,421,265
     Diluted                                                  5,062,337        4,648,819


See Notes to Financial Statements.

XATA CORPORATION

STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
YEARS ENDED SEPTEMBER 30, 2000 AND 1999

                                                                                              Common
                                        Preferred Stock         Common Stock     Additional    Stock
                                      -----------------------------------------   Paid-In      To Be     Accumulated
                                       Shares     Amount      Shares    Amount    Capital      Issued       Deficit        Total
-----------------------------------------------------------------------------------------------------------------------------------
Balance, September 30, 1998                --   $      --   4,430,633  $ 44,306   9,398,821   $ 135,688   $(6,611,287)  $ 2,967,528
    Common stock issued on exercise
      of options and warrants              --          --       5,000        50      10,250          --            --        10,300
    Issuance of warrants                   --          --          --        --       7,500          --            --         7,500
    Reversal of common stock to be
      issued                               --          --          --        --     135,688    (135,688)           --            --
    Issuance of preferred stock        46,667     700,005          --        --     (50,004)         --            --       650,001
    Preferred stock dividend               --          --          --        --          --          --       (21,263)      (21,263)
    Net earnings                           --          --          --        --          --          --       493,361       493,361
                                     ----------------------------------------------------------------------------------------------
Balance, September 30, 1999            46,667     700,005   4,435,633    44,356   9,502,255          --    (6,139,189)    4,107,427
    Common stock issued on exercise
      of options and warrants              --          --      34,725       347     100,207          --            --       100,554
    Issuance of common stock               --          --     630,000     6,300   2,390,850          --            --     2,397,150
    Preferred stock dividends paid
      in cash                              --          --          --        --          --          --       (26,915)      (26,915)
    Preferred stock dividends paid
      in common stock                      --          --      13,151       132      19,595          --       (19,727)           --
    Preferred stock converted to
      common stock                    (46,667)   (700,005)    466,670     4,667     695,338          --            --            --
    Net earnings                           --          --          --        --          --          --       520,235       520,235
                                     ----------------------------------------------------------------------------------------------
Balance, September 30, 2000                --   $      --   5,580,179  $ 55,802  12,708,245   $      --   $(5,665,596)  $ 7,098,451
                                     ==============================================================================================


See Notes to Financial Statements.

XATA CORPORATION

STATEMENTS OF CASH FLOWS
YEARS ENDED SEPTEMBER 30, 2000 AND 1999

                                                                               2000             1999
--------------------------------------------------------------------------------------------------------
Cash provided by (used in) Operating Activities
Net earnings                                                               $    520,235     $    493,361
Adjustments to reconcile net earnings to net cash provided by (used in)
     operating activities:
     Depreciation                                                               266,135          419,619
     Amortization                                                               834,437          771,802
     Provision (reversal) for bad debts                                          64,005         (117,450)
     Deferred income taxes                                                     (600,000)              --
     Other non-cash items                                                       400,000           46,848
     Stock warrants issued for consulting services                               53,500               --
     Loss on sale of product line                                                89,687               --
     Changes in assets and liabilities:
        Accounts receivable                                                  (2,476,132)         257,154
        Inventories                                                             179,463         (163,702)
        Accounts payable                                                        554,520           47,961
        Accrued expenses and deferred revenue                                  (327,270)         264,437
        Other                                                                    26,600          (19,160)
                                                                          ------------------------------
                   NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES         (414,820)       2,000,870
                                                                          ------------------------------

Cash used in Investing Activities
     Principal payments received on notes receivable                             10,458           75,638
     Purchase of equipment                                                     (122,135)         (51,010)
     Proceeds from sale of product line                                         225,000          383,071
     Addition to software development costs                                  (2,130,449)      (2,420,535)
     Proceeds from sale of assets                                                    --           78,203
                                                                          ------------------------------
                   NET CASH USED IN INVESTING ACTIVITIES                     (2,017,126)      (1,934,633)
                                                                          ------------------------------

Cash provided by Financing Activities
     Net (payments) borrowings on bank line of credit                           348,970         (311,601)
     Proceeds from borrowings on long-term debt                               1,047,858               --
     Payments on long-term debt                                                (576,572)        (284,885)
     Proceeds from common stock issued                                        2,397,150               --
     Proceeds from options and warrants exercised                                47,054           10,300
     Proceeds from sale of preferred stock                                           --          650,001
     Preferred stock dividends paid                                             (26,915)          (7,154)
                                                                          ------------------------------
                   NET CASH PROVIDED BY FINANCING ACTIVITIES                  3,237,545           56,661
                                                                          ------------------------------

                   INCREASE IN CASH AND CASH EQUIVALENTS                        805,599          122,898

Cash and Cash Equivalents
     Beginning                                                                  122,898               --
                                                                          ------------------------------
     Ending                                                                     928,497          122,898
                                                                          ==============================

Supplemental Disclosures of Cash Flow Information
     Cash payments for interest                                                 213,234           99,619

Supplemental Schedule of Noncash Investing and Financing Activities
     Preferred stock dividends paid in common stock                              19,727               --
     Preferred stock dividends payable                                               --           14,109
     Warrants issued to directors                                                    --            7,500
     Discount on interest-free note payable                                          --           15,660
                                                                          ==============================

See Notes to Financial Statements.

XATA CORPORATION

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Nature of Business and Significant Accounting Policies

NATURE OF BUSINESS: XATA Corporation ("XATA" or the "Company") develops, markets, and services fully integrated, mobile information systems for the fleet trucking segment of the transportation industry in the United States of America. XATA systems utilize proprietary software, onboard touch-screen computers, and related hardware components and accessories to capture, analyze, and communicate operating information that assists fleet management in improving productivity and profitability.

The majority of the Company's sales are on a credit basis to customers located throughout the United States of America.

A summary of the Company's significant accounting policies follows:

REVENUE RECOGNITION: Revenue for sales of the Company's systems is recognized when it is realized and earned. This generally does not occur until all of the following are met: persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed and collectibility is reasonably assured. Pursuant to certain contractual arrangements, revenues are recognized for completed systems held at the Company's warehouse pending the receipt of delivery instructions from the customer. At September 30, 2000, the Company had approximately $80,000 of systems awaiting specific delivery instructions on hand that had been billed to those customers. Revenue from extended warranty and service support contracts is deferred and recognized ratably over the contract period.

CASH AND CASH EQUIVALENTS: For purposes of reporting cash flows, the Company considers all highly liquid temporary investments with an original maturity of three months or less to be cash equivalents. The Company maintains its cash in bank deposit and money market accounts, which, at times, exceed Federally insured limits. The Company has not experienced any losses in such accounts.

FAIR VALUE OF FINANCIAL INSTRUMENTS: The financial statements include the following financial instruments: cash and cash equivalents, accounts receivable, accounts payable, and bank debt. At September 30, 2000 and 1999, no separate comparison of fair values versus carrying values is presented for the aforementioned financial instruments since their fair values are not significantly different than their balance sheet carrying amounts. The aggregate fair values of the financial instruments would not represent the underlying value of the Company.

ACCOUNTS RECEIVABLE: The Company grants credit to customers in the normal course of business. Management performs on-going credit evaluations of customers and maintains allowances for potential credit losses which, when realized, have generally been within management expectations.

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

RESEARCH AND DEVELOPMENT COSTS: Expenditures for research and development activities performed by the Company are charged to operations as incurred. Research and development expense was approximately $183,000 and $237,000 for the years ended September 30, 2000 and 1999.

DEPRECIATION AND AMORTIZATION: Depreciation and amortization for financial reporting purposes are provided using the straight-line method based on the estimated useful lives of individual assets. Depreciation and amortization for income tax reporting purposes are provided using accelerated methods. Depreciable lives are as follows:

                                                                        Years
                                                                        -----
Engineering and manufacturing equipment                                  3-7
Office furniture and equipment                                           3-7
Leasehold improvements                                                   3-15

The Company reviews its long-lived assets periodically to determine potential impairment by comparing the carrying value of the long-lived assets with estimated future cash flows expected to result from the use of the assets, including cash flows from disposition. Should the sum of the expected future cash flows be less than the carrying value, the Company would recognize an impairment loss. In fiscal 2000 and 1999, the Company recorded an impairment loss, for capitalized software development costs, of $400,000 and $172,000. These amounts are included in cost of goods sold.

PRODUCT WARRANTIES: The Company sells its systems with a limited warranty, with an option to purchase extended warranties. The Company provides for estimated warranty costs at the time of sale and for other costs associated with specific items at the time their existence and amount are determinable.

INCOME TAXES: Deferred income taxes are provided on the liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

XATA CORPORATION

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 1.  NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

401(k) PROFIT-SHARING PLAN: The Company has a 401(k) profit-sharing plan covering substantially all employees. The Company may make annual contributions to the plan at the discretion of the Board of Directors. Expense under the Plan for the years ended September 30, 2000 and 1999 was $20,000 and $50,000.

NET EARNINGS PER SHARE: Basic net earnings per common share is computed by dividing net earnings available to common shareholders by the weighted average common shares outstanding for the year. Diluted net earnings per common share reflect the dilutive effect of stock options and warrants, and assume the conversion of preferred stock and related earnings adjustments.

At September 30, 2000 and 1999, the Company had options and warrants outstanding to purchase a total of 638,148 and 759,693 shares of common stock, at a weighted-average exercise price of $4.16 and $4.81.

STOCK-BASED COMPENSATION: The Company utilizes the intrinsic value method of accounting for its employee stock-based compensation plans. Pro forma information related to the fair value based method of accounting is disclosed in
Note 7.

ESTIMATES: Preparing financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

RECLASSIFICATIONS: Certain 1999 amounts have been reclassified to conform to the 2000 presentation.


NOTE 2.  INVENTORIES

Inventories consist of the following:

                                                        September 30
                                               ------------------------------
                                                    2000            1999
                                               ------------------------------
Raw materials and subassemblies                $     145,375    $     228,661
Finished goods                                       312,875          409,052
                                               -------------    -------------
                                               $     458,250    $     637,713
                                               -------------    -------------

NOTE 3.  BANK LINE OF CREDIT

The Company has a $2,000,000 credit line agreement with a financial institution. Advances under the line of credit accrue interest at prime rate plus 2 percent (effective rate of 11.5 percent at September 30, 2000 and 10.25 percent at September 30, 1999). The line is subject to borrowing base requirements and is collateralized by substantially all the assets of the Company. The agreement requires the Company to maintain certain financial requirements including a minimum monthly net worth level that varies during the term of the agreement. The Company was in compliance with all financial requirements at September 30, 2000. The agreement expires in October 2001 and will be automatically renewed for one year unless previously cancelled by either the Company or the bank.

XATA CORPORATION

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 4.  LONG-TERM DEBT

Long-term debt consists of the following:

                                                                             September 30
                                                                     ------------------------------
                                                                          2000             1999
                                                                     ------------------------------
Note payable, due in monthly installments of $21,993 including interest at prime plus 2% (11.5% at September 30, 2000)
   through April 2005, collateralized by inventories, equipment and intellectual property rights (See Note 8 regarding right to
   convert to common stock)                                           $    923,767     $         --
Note payable, non-interest-bearing, discounted at 9%, paid in full
   in December 1999                                                             --          184,200
10% installment note payable, paid in full in July 2000                         --          301,940
Other                                                                       33,659               --
                                                                     ------------------------------

                                                                      $    957,426     $    486,140
Less current maturities                                               $    168,482     $    486,140
                                                                     ------------------------------
Net long-term debt                                                    $    788,944     $         --
                                                                     ------------------------------


NOTE 5.  INCOME TAXES

The Company's deferred tax assets and liabilities are as follows:

                                                                             September 30
                                                                     ------------------------------
                                                                          2000             1999
                                                                     ------------------------------
Inventory and warranty reserve                                        $     50,000     $     83,000
Accrued expenses and deferred revenue                                       89,000          150,000
Accounts receivable and sales reserve                                      130,000           67,000
Research and development credit carryforwards                              425,000          365,000
Net operating loss carryforwards                                         4,140,000        4,137,000
                                                                     ------------------------------
Deferred tax assets                                                      4,834,000        4,802,000

Less valuation allowance                                                (1,965,000)      (2,840,000)
                                                                     ------------------------------
Net deferred tax assets                                                  2,869,000        1,962,000

Software development costs                                              (2,161,000)      (1,859,000)
Depreciation                                                              (108,000)        (103,000)
                                                                     ------------------------------
Deferred tax liabilities                                                (2,269,000)      (1,962,000)
                                                                     ------------------------------
Net deferred tax asset                                                $    600,000     $         --
                                                                     ------------------------------

XATA CORPORATION

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

The Company periodically reviews the valuation allowance it has established on its deferred tax assets. In fiscal 2000, the Company recorded a net deferred tax asset of $600,000 to reflect its estimate of the amount of net deferred tax assets it believes is more likely than not will be realized. The Company determined the amount of the net deferred tax asset using an estimate of taxable earnings over a future time horizon of two years. Realization of deferred tax assets is dependent upon sufficient future taxable income during periods when deductible temporary differences and carryforwards are expected to be available to reduce taxable income. The amount of the net deferred tax assets considered realizable could be reduced in the future if actual future taxable income is lower than estimated, or if there are differences in the timing or amount of future reversals of existing taxable temporary differences.

The Company's income tax benefit differed from the statutory federal rate as follows:

                                                                       September 30
                                                             ------------------------------
                                                                   2000            1999
                                                             ------------------------------
Statutory rate applied to earnings (loss) before tax          $    (27,000)    $    168,000
Net operating loss carryforwards                                        --         (168,000)
Change in valuation allowance                                     (875,000)              --
Change in tax rate used on net operating loss carryforward         310,000
Other                                                               (8,000)
                                                             ------------------------------
                                                              $   (600,000)    $         --

Current                                                       $         --     $         --
Deferred                                                          (600,000)              --
                                                             ------------------------------
                                                              $   (600,000)    $         --
                                                             ------------------------------

At September 30, 2000, the Company has a federal net operating loss carryforwards of approximately $11,188,000 expiring as follows: $221,000 in 2009, $1,255,000 in 2012, $4,439,000 in 2018, $4,427,000 in 2019 and $846,000 in
2020.

At September 30, 2000, the Company has research and development credit carryforwards of approximately $425,000 expiring as follows: $30,000 in 2009, $10,000 in 2010, $94,000 in 2011, $146,000 in 2012, $85,000 in 2018 and $60,000
in 2019.

XATA CORPORATION

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 6.  COMMITMENTS

The Company leases its office, warehouse, and certain office equipment under noncancelable operating leases. The facility lease requires that the Company pay a portion of the real estate taxes, maintenance, utilities, and insurance.

Approximate future minimum rental commitments, excluding common area costs under these noncancelable operating leases, are:

Years ending September 30:

   2001                                                            $     264,000
   2002                                                                  241,000
   2003                                                                  209,000
   2004                                                                  137,000
                                                                   -------------
                                                                   $     851,000
                                                                   -------------

Rental expense, including common area costs, was approximately $265,000 and $251,000 for the years ended September 30, 2000 and 1999.

NOTE 7.  STOCK OPTIONS AND WARRANTS

STOCK OPTION PLAN: The Company has a 1991 Long-Term Incentive and Stock Option Plan (Plan). The Plan permits the granting of incentive stock options and nonqualified options. Stock appreciation rights and restricted stock awards may also be granted under the Plan. A total of 875,000 shares of the Company's common stock have been reserved for issuance pursuant to options granted or shares awarded under the Plan. Generally, the options that have been granted under the Plan are exercisable for a period of five years from the date of grant and vest over a period of up to three years from the date of grant. All stock options have been granted at fair market value at the date of grant, and accordingly, no compensation expense has been recorded for all periods presented. Had compensation cost for the plan been determined based on the fair values of options granted (the method described in FASB Statement No. 123), reported net earnings and basic and diluted net earnings per common share on a pro forma basis as compared to reported results would have been as follows:

                                                       2000             1999
                                                  ------------------------------
Net earnings:
   As reported                                    $    520,235      $    493,361
   Pro forma                                           225,535           110,996
Basic net earnings per common share:
   As reported                                    $        .10      $        .11
   Pro forma                                               .04               .03
Diluted net earnings per common share:
   As reported                                    $        .10      $        .10
   Pro forma                                               .04               .02

XATA CORPORATION

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

For purposes of the aforementioned pro forma information, the fair value of each option is estimated at the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions for grants in 2000 and 1999: dividend rate of zero for both years; price volatility of 92% for both years; risk-free interest rate of 6.3% and 5.2%; and expected lives of approximately four years in both years. The weighted-average fair value per option, of options granted in 2000 and 1999, was $3.07 and $1.74.

COMMON STOCK WARRANTS: The Company has, on occasion, issued warrants for the purchase of common stock to consultants and placement agents. Compensation expense associated with the warrants issued to consultants has not been material. At September 30, 2000, warrants were outstanding to purchase a total of 93,478 shares of common stock at a weighted-average exercise price of $5.34 per share, with a weighted-average remaining life of approximately 1.7 years.

Additional information relating to all outstanding options as of September 30, 2000 and 1999, is as follows:

                                                   2000                      1999
                                       --------------------------   ------------------------
                                                       Weighted-                   Weighted-
                                                       Average                     Average
                                                       Exercise                    Exercise
                                         Shares         Price         Shares        Price
                                       -----------------------------------------------------
Options outstanding at beginning
  of year                                646,215     $     4.85       692,486     $     5.31
     Options granted                     150,102           4.08       241,151           2.53
     Options exercised                   (16,917)          2.78        (5,000)          2.06
     Options forfeited or canceled      (234,730)          6.54      (282,422)          4.02
                                       -----------------------------------------------------
Options outstanding at end of year       544,670     $     3.96       646,215     $     4.85
                                       -----------------------------------------------------

The following table further summarizes information about stock options outstanding at September 30, 2000:

                                         Options Outstanding                   Options Exercisable
                           ---------------------------------------------   ----------------------------
                                               Weighted-
                                Number          Average      Weighted-         Number       Weighted-
                            Outstanding at     Remaining      Average      Exercisable at    Average
                             September 30,    Contractual     Exercise     September 30,     Exercise
                                 2000        Life (Years)      Price            2000          Price
                           ---------------------------------------------  -----------------------------
Range of Exercise Prices
$1.16 - $1.75                   74,142            3.3         $  1.47          29,714         $ 1.45
$1.84 - $2.70                   30,508            3.2         $  2.33          14,336         $ 2.33
$2.87 - $4.25                  232,935            3.5         $  3.49          86,584         $ 3.60
$4.37 - $6.19                  151,751            3.4         $  4.98          61,084         $ 5.47
$6.75 - $9.50                   55,334            0.9         $  7.35          55,334         $ 7.35
                           ---------------------------------------------   ----------------------------
                               544,670            3.2         $  3.96         247,052         $ 4.57
                           ---------------------------------------------   ----------------------------

XATA CORPORATION

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 8.  CAPITAL STOCK

PREFERRED STOCK
The Company is authorized to issue 333,333 shares of preferred stock. The Company designated 50,000 shares of preferred stock as Class A 8% convertible preferred stock. During fiscal 1999, the Company issued 46,667 shares of Class A 8% convertible preferred stock, at $15 per share. Proceeds received totaled $650,001, net of related issuance costs of $50,004. Each share is convertible into 10 shares of common stock. During fiscal 2000, 46,667 shares of Class A 8% convertible preferred stock were converted to 466,670 shares of common stock and the number of available shares of authorized preferred stock was reduced to 283,333 shares. In addition, $19,727 of accrued preferred stock dividends were converted to 13,151 shares of common stock. As of September 30, 2000, there were no outstanding shares of preferred stock.

COMMON STOCK
On August 30, 2000, the Company entered into a Stock Purchase Agreement ("the Agreement") with John Deere Special Technologies Group, Inc. ("JDSTG") which provides for the purchase by JDSTG of up to 1,944,060 new shares of the Company's common stock at $3.805 per share, the purchase of 200,000 shares of existing common stock at $3.805 from an entity owned in part by the Company's Chairman of the Board of Directors ("XIP"), the optional conversion after August 1, 2001 and before August 1, 2002, of a 5-year promissory note in the original amount of $1 million to common stock at $3.805 per share.(see Note 4), and the optional purchase of up to 1,202,940 new shares of common stock, pursuant to a share option, at a price equal to 82% of the market value of the shares during the 30 days preceding JDSTG's election to purchase.

On August 31, 2000, JDSTG purchased 630,000 shares of common stock from the Company and 200,000 shares of common stock from XIP, each at $3.805 per share.

In connection with the Agreement, the Company is subject to certain restrictions, including the payment of dividends on its common stock (except for stock dividends) and the redemption of its capital stock.

NOTE 9.  MAJOR CUSTOMERS

Net sales include sales to major customers as follows:

                                                    Years Ended September 30
                                                -------------------------------
                                                    2000               1999
                                                -------------------------------
Revenue percentage:
   Publix Super Markets                                    11                *
   Safeway, Inc                                             *               13
   Mack Truck (U.S. Postal Service)                         *               17

Ending receivable balance:
   Publix Super Markets                          $    948,000     $         --
   Safeway, Inc                                  $    171,000     $         --
   Mack Truck (U.S. Postal Service)              $    119,000     $    332,000

     * Net sales were less than 10 percent of total net sales.

XATA CORPORATION

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 10. NET EARNINGS PER SHARE

Basic net earnings per share is computed on the basis of the weighted average number of common shares outstanding. Diluted net earnings per share is computed on the basis of the weighted average number of common shares outstanding plus the effect of outstanding preferred shares using the "if-converted" method and outstanding stock options and warrants using the "treasury stock" method.

The components of basic diluted net earnings per share were as follows:

                                                         YEARS ENDED SEPTEMBER 30
                                                      -----------------------------
                                                           2000            1999
                                                      -----------------------------
Net earnings                                           $    520,235    $    493,361
Preferred stock dividends                                    46,642          21,263
                                                      -----------------------------
Net earnings available for common
shareholders                                           $    473,593    $    472,098

Weighted average outstanding shares of common stock       4,581,319       4,421,265
Dilutive effect of:
  Preferred stock
  Preferred stock                                           392,260         194,016
  Employee stock options                                     69,269          21,027
  Employee stock warrants                                    19,489          12,511
                                                      -----------------------------
Common stock and common stock equivalents                 5,062,337       4,648,819
                                                      -----------------------------
Earnings per share:
  Basic                                                $       0.10    $       0.11
  Diluted                                              $       0.10    $       0.10


NOTE 11. SUBSEQUENT EVENT

On August 28, 2000, the Board of Directors approved amendments to the Articles of Incorporation to increase the authorized number of shares of common stock from 8,333,333 to 12,000,000 shares and to eliminate the provision reserving all voting rights to the common stock. The amendments were subject to shareholder approval. The amendments were approved by the shareholders on November 30, 2000 and are reflected in the accompanying financial statements as of September 30, 2000.

                                   SIGNATURES


         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        XATA CORPORATION

Dated: January 11, 2001            By:    /s/  William P. Flies
                                        ----------------------------------------
                                        William P. Flies, President and Chief
                                        Executive Officer
                                        (Principal executive officer)



         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


Dated: January 11, 2001            By:    /s/  Stephen A. Lawrence
                                        ----------------------------------------
                                        Stephen A. Lawrence, Director

Dated: January 11, 2001            By:    /s/  Jeff R. Heurung
                                        ----------------------------------------
                                        Jeff Heurung, Controller (Principal
                                        accounting officer)

Dated: January 11, 2001            By:    /s/  William P. Flies
                                        ----------------------------------------
                                        William P. Flies, Director, President,
                                        Chief Executive Officer, Chief Financial
                                        Officer and Secretary (Principal
                                        executive officer and principal
                                        financial officer)

Dated: January 11, 2001            By:    /s/  Richard L. Bogen
                                        ----------------------------------------
                                        Richard L, Bogen, Director

Dated: January 11, 2001            By:    /s/  Roger W. Kleppe
                                        ----------------------------------------
                                        Roger W. Kleppe, Director

Dated: January 11, 2001            By:    /s/  Carl M. Fredericks
                                        ----------------------------------------
                                        Carl M. Fredericks, Director

Dated: January 11, 2001            By:    /s/  Charles R. Stamp Jr.
                                        ----------------------------------------
                                        Charles R. Stamp, Jr., Director

Dated: January 11, 2001            By:
                                        ----------------------------------------
                                        Barry M. Batcheller, Director

                                INDEX TO EXHIBITS


INDEX
NUMBER            DESCRIPTION
--------------------------------------------------------------------------------

3.3               Amendment to Restated Articles of Incorporation, effective
                  December 6, 2000

10.18             Side Agreement with JDSTG dated December 28, 2000

23                Consent of Grant Thornton LLP

27                Financial Data Schedule