Form 10QSB
period 2000-12-31
XATA CORP /MN/
filed 2001-02-13
CIK 854398

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

__X__ Quarterly report pursuant to Section 13 of 15(d) of the Securities
      Exchange Act of 1934


For the quarterly period ended December 31, 2000 or

_____ Transition report pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934


For the transition period from ___________ to ____________

Commission File Number:                 0-27166
                        --------------------------------------


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

            151 E. Cliff Road, Suite 10, Burnsville, Minnesota 55337
--------------------------------------------------------------------------------
               (Address of Principal Executive Offices)     (Zip Code)


Registrant's telephone number, including area code:    (952) 894-3680
                                                    ---------------------



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

                               Yes __X__ No _____


                      APPLICABLE ONLY TO CORPORATE ISSUERS:
As of February 1, 2001, the following securities of the Registrant were outstanding: 5,583,112 shares of Common Stock, $.01 par value per share.

                                XATA Corporation
                                      INDEX


PART I.               FINANCIAL INFORMATION                             Page No.
                                                                        --------
            Item 1.   Financial Statements:
              Balance Sheets as of
              December 31, 2000 and September 30, 2000                     3

              Statements of Operations for the Three
              Months Ended December 31, 2000 and 1999                      5

              Statements of Cash Flows for the Three
              Months Ended December 31, 2000 and 1999                      6

              Notes to Financial Statements                                7

            Item 2.   Management's Discussion and Analysis or
                      Plan of Operation                                    9


PART II.              OTHER INFORMATION
            Item 1. Legal Proceedings                                     11

            Item 2. Changes in Securities                                 11

            Item 3. Defaults upon Senior Securities                       11

            Item 4. Submission of Matters to a Vote of Security Holders   11

            Item 5. Other Information                                     11

            Item 6. Exhibits and Reports on Form 8-K                      11

            Signatures                                                    12

PART I.  FANANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


XATA Corporation
BALANCE SHEETS
December 31, 2000 and September 30, 2000

                                                 December 31,  September 30,
                                                     2000          2000
                                                  -----------   -----------
ASSETS                                            (unaudited)    (audited)

Current Assets

    Cash and cash equivalents                     $   848,381   $   928,497
    Accounts receivable, net                        2,790,126     4,047,758
    Inventories                                       301,516       458,250
    Prepaid expenses                                   69,506       103,458
    Deferred income taxes                             600,000       600,000
                                                  -----------   -----------
                 Total current assets               4,609,529     6,137,963

Equipment and leasehold improvements, net             418,686       384,757

Other Assets

    Capitalized software development costs, net     6,105,408     5,401,699
    Other                                                   0        12,500
                                                  -----------   -----------
                 Total other assets                 6,105,408     5,414,199
                                                  -----------   -----------

                 Total assets                     $11,133,623   $11,936,919
                                                  ===========   ===========


XATA Corporation
BALANCE SHEETS
December 31, 2000 and September 30, 2000


                                                                            December 31,    September 30,
LIABILITIES AND SHAREHOLDERS' EQUITY                                            2000            2000
                                                                            ------------    ------------
                                                                             (unaudited)      (audited)
Current Liabilities

    Bank line of credit                                                     $    446,539    $    586,365
    Current maturies of long-term debt                                           173,592         168,482
    Accounts payable                                                           1,758,637       1,725,235
    Accrued expenses                                                             632,320         924,938
    Deferred revenue                                                             574,250         644,504
                                                                            ------------    ------------
                 Total current liabilities                                     3,585,338       4,049,524

Long-Term Debt                                                                   816,704         788,944

Shareholders' Equity

    Common stock, par value $.01 per share, 12,000,000 shares authorized;
          5,583,112 shares issued and outstanding                                 55,831          55,802
    Additional paid-in capital                                                12,717,615      12,708,245
    Accumulated deficit                                                       (6,041,865)     (5,665,596)
                                                                            ------------    ------------
                 Total shareholders' equity                                    6,731,581       7,098,451
                                                                            ------------    ------------

                 Total liabilities and shareholders' equity                 $ 11,133,623    $ 11,936,919
                                                                            ============    ============


XATA Corporation
STATEMENTS OF OPERATIONS
For the Three Months ended December 31, 2000 and 1999


                                             Three Month Periods
                                             Ended December 31,
                                           2000            1999
                                      -------------    -------------
                                       (unaudited)      (unaudited)

Net sales                             $   2,396,498    $   2,928,646

Cost of goods sold                        1,670,978        1,614,851
                                      -------------    -------------

    Gross profit                            725,520        1,313,795

Operating expenses                        1,067,565        1,043,433
                                      -------------    -------------

    Operating profit(loss)                 (342,045)         270,362

Non-operating income (expense)
    Interest expense                        (57,765)         (26,431)
    Interest income                          17,680              546
    Other income (expense)                    5,861         (109,687)
                                      -------------    -------------
                                            (34,224)        (135,572)

                                      -------------    -------------
Earnings (loss) before income taxes        (376,269)         134,790


Income taxes                                      0                0
                                      -------------    -------------
Net earnings (loss)                   $    (376,269)   $     134,790
                                      =============    =============


Net earnings (loss) per share
          Basic                       $       (0.07)   $        0.03
                                      =============    =============
          Diluted                     $       (0.07)   $        0.03
                                      =============    =============

Weighted average common and common
    equivalent shares outstanding
          Basic                           5,580,845        4,435,633
                                      =============    =============
          Diluted                         5,580,845        4,979,553
                                      =============    =============

XATA Corporation
STATEMENTS OF CASH FLOWS
For the Three Months Ended December 31, 2000 and 1999


                                                                                         Three Month Periods
                                                                                         Ended December 31,
                                                                                       2000             1999
                                                                                    ------------    ------------
                                                                                    (unaudited)     (unaudited)
Cash provided by Operating Activities
                                                                                    ------------    ------------
                             NET CASH PROVIDED BY OPERATING ACTIVITIES              $    990,543    $    247,758
                                                                                    ------------    ------------

Cash used in Investing Activities
    Purchase of equipment                                                                (94,444)              0
    Additions to capitalized software development costs                                 (878,658)       (700,755)
                                                                                    ------------    ------------
                              NET CASH USED IN INVESTING ACTIVITIES                     (973,102)       (700,755)
                                                                                    ------------    ------------

Cash provided by (used in) Financing Activities
    Net borrowings (payments) on bank line of credit                                    (139,826)        782,338
    Proceeds (payments) from borrowings on long-term debt                                 32,870         (74,285)
    Proceeds from options and warrants exercised                                           9,399               0
                                                                                    ------------    ------------
                              NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES        (97,557)        708,053
                                                                                    ------------    ------------

                              INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS           (80,116)        255,056

Cash and Cash Equivalents
    Beginning period                                                                     928,497         122,898
                                                                                    ------------    ------------
    Ending period                                                                   $    848,381    $    377,954
                                                                                    ============    ============


NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 1.  MANAGEMENT STATEMENT

In the opinion of management of the Company, the accompanying unaudited financial statements contain all adjustments (consisting of only normal, recurring accruals) necessary to present fairly the financial position of the Company as of December 31, 2000 and the results of operations and cash flows for the three month periods ended December 31, 2000 and 1999. The results of operations for any interim period are not necessarily indicative of the results for the fiscal year ending September 30, 2001. These interim financial statements should be read in conjunction with the Company's annual financial statements and related notes thereto included in the Company's Form 10-KSB and Annual Report to shareholders for the fiscal year ended September 30, 2000.


NOTE 2.  SIGNIFICANT ACCOUNTING POLICIES

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

CAPITALIZED SOFTWARE DEVELOPMENT COSTS: Software development costs incurred after the establishment of technological feasibility are capitalized. These costs are amortized to cost of goods sold beginning when the product is first released for sale to the general public. Amortization is at the greater of the amount computed using the ratio of current gross revenues for the product to the total of current and anticipated future gross revenues or the straight-line method over the remaining estimated economic life of the product (two to five years).

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE: Basic net earnings (loss) per common share is computed by dividing net earnings (loss) by the weighted-average number of common shares outstanding for the period. Diluted earnings (loss) per common share reflect the dilutive effect of stock options and warrants.


NOTE 3.  CORPORATE LIQUIDITY

The Company believes its current cash balances, line of credit, vendor terms, and additional investments by John Deere Special Technologies Group, Inc. ("JDSTG") will provide adequate cash to fund anticipated revenue growth, operating needs and product development for the foreseeable future. Management anticipates that a JDSTG investment of $5,000,000 for 1,314,060 shares of XATA common stock will occur shortly after the completion of beta testing of certain new XATA products in mid-2001, in accordance with the Stock Purchase Agreement dated August 30, 2000 and as amended on October 31, 2000, and as supplemented by the Side Agreement dated December 28, 2000. JDSTG may also, at its option, convert the remaining balance of XATA's note payable to JDSTG (projected to be approximately $750,000 as of August 1, 2001) to approximately 200,000 shares of XATA common stock between August 1, 2001 and August 1, 2002 at a price per share of $3.805. In addition, until December 31, 2002, JDSTG has an option to purchase an additional 1,202,940 shares of XATA common stock at a price per share equal to 82% of the market value of the shares during the 30 days preceding JDSTG's election to purchase. If any of the JDSTG investments does not take place, any new product development will be managed in accord with available funding. Moreover, it is possible that the Company's cash needs may vary significantly from its predictions, due to failure to generate anticipated cash flow, failure to obtain the anticipated equity funds from JDSTG, or other reasons. No assurance can be given that the Company's predictions regarding its cash needs will prove accurate, that the Company will not require additional financing, that the Company will be able to secure any required additional financing when needed, or that such financing, if obtained at all, will be on terms favorable or acceptable to the Company.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.
-------------------------------------------------------------------

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company's results of operations and financial condition. This discussion should be read in conjunction with the financial statements in Item 1 and the Company's report on Form 10-KSB for the year ended September 30, 2000.

RESULTS OF OPERATIONS
NET SALES. The Company's net sales for the three months ended December 31, 2000 were $2,396,498, a decrease of 18% compared to net sales of $2,928,646 for the three month period ended December 31, 1999. The decrease was due primarily to product availability problems from suppliers and a decision to avoid customer sales incentives due to the limited product availability. The Company anticipates that total revenue for fiscal 2001 will exceed fiscal 2000 levels.

GROSS PROFIT. The Company had a gross profit of $725,520 (30% of net sales) for the three months ended December 31, 2000, compared to a gross profit of $1,313,795 (45% of net sales) for the same period a year ago. The decrease in gross profit percentage is due to both higher purchased materials costs as well as the effect of fixed cost of sales items, such as amortization of capitalized software development costs, spread over a lower net sales amount.

OPERATING EXPENSES. Operating expenses include research and development, selling expenses and general and administrative expenses. Total operating expenses were $1,067,565 for the three month period ended December 31, 2000 (45% of net sales) compared to $1,043,433 (36% of net sales) for the comparable prior year period.

Operating expenses other than research and development were $1,011,084 (42% of net sales) for the three month period ended December 31, 2000 compared to $995,055 (34% of net sales) for the comparable prior year period. Lower employee and travel expenses were offset by higher selling expenses. The Company expects operating expenses for fiscal 2001 to be higher than during fiscal 2000.

Research and development expenses during the three months ended December 31, 2000 were $56,481 compared to $48,378 during the comparable prior year period. Software development costs are capitalized after the establishment of technological feasibility of new products. The recoverability of capitalized costs is evaluated each quarter. Software development costs of $878,658 were capitalized for the three month period ended December 31, 2000, compared to $1,002,755, including a non-cash expense of $302,000, for the comparable three month period in fiscal 1999. The Company anticipates total expenditures for research and development and capitalized software development for fiscal 2001 will be greater than fiscal 2000.

NON-OPERATING INCOME AND EXPENSE. Interest expense for the three month period ended December 31, 2000 was $57,765 compared to $26,431 in the comparable prior year period. The increase was due to a higher average interest rate and a higher average balance on the bank line of credit. Interest income for the three month period ended December 31, 2000 was $17,680 compared to $546 in the comparable prior year period. This increase was due to interest on the remaining proceeds from the investment by JDSTG in August 2000.

INCOME TAXES. No income tax expense was recorded for the three month period ended December 31, 1999 due to the Company's net operating loss carry forward. No income tax benefit was recorded from the net operating loss carry forward for the three month period ended December 31, 2000.

NET EARNINGS (LOSS). Net loss for the three month period ended December 31, 2000 was $376,269 compared to net earnings of $134,790 for the three month period ended December 31, 1999. The decrease in net earnings was primarily the result of lower revenues.

LIQUIDITY AND CAPITAL RESOURCES
At December 31, 2000, the Company had working capital of $1,024,191 compared to working capital of $2,088,439 at September 30, 2000.

Cash provided by operating activities during the three months ended December 31, 2000 totaled $990,543 compared to $247,758 for the same period a year ago. Cash provided by operating activities for the three months ended December 31, 2000 was primarily the result of decreases in accounts receivables and inventories of approximately $1,258,000 and $157,000, respectively, and non-cash expenses of depreciation and amortization totaling approximately $248,000, off-set by a decrease in accrued expenses of approximately $293,000 and the net loss for the period of approximately $376,000.

Cash used in investing activities was $973,102 for the period ending December 31, 2000 compared to $700,755 during the same period last year. The increase in cash used in investing activities was due to equipment purchases and an increase in capitalized software development costs.

Cash used in financing activities was $97,557 during the three months ended December 31, 2000 compared to cash provided by financing activities of $708,053 during the same period a year ago. The decrease was primarily due to reduced use and reduction of the Company's bank line of credit.

During fiscal 2001, the Company believes its current cash balances, line of credit, vendor terms, and additional investments by JDSTG will provide adequate cash to fund anticipated revenue growth, operating needs and product development for the foreseeable future. See Note 3 in the Notes to Financial Statements, above. If any of the JDSTG investments does not take place, any new product development will be managed in accord with available funding. Moreover, it is possible that the Company's cash needs may vary significantly from its predictions, due to failure to generate anticipated cash flow, failure to obtain the anticipated equity funds from JDSTG, or other reasons. No assurance can be given that the Company's predictions regarding its cash needs will prove accurate, that the Company will not require additional financing, that the Company will be able to secure any required additional financing when needed, or that such financing, if obtained at all, will be on terms favorable or acceptable to the Company.





FORWARD-LOOKING STATEMENTS
THIS DOCUMENT INCLUDES FORWARD-LOOKING STATEMENTS BASED ON CURRENT EXPECTATIONS. ACTUAL RESULTS MAY DIFFER MATERIALLY. THESE FORWARD-LOOKING STATEMENTS INVOLVE A NUMBER OF RISKS AND UNCERTAINTIES INCLUDING, BUT NOT LIMITED TO, THE RECEIPT AND SHIPPING OF NEW ORDERS FOR THE COMPANY'S CURRENT PRODUCTS, THE TIMELY INTRODUCTION AND MARKET ACCEPTANCE OF NEW PRODUCTS, RESEARCH AND DEVELOPMENT FUNDING AT THE LEVELS REQUIRED AND THE ABILITY TO MAINTAIN STRATEGIC PARTNER RELATIONSHIPS. SEE ESPECIALLY NOTE 3 OF NOTES TO FINANCIAL STATEMENTS IN THIS REPORT ON FORM 10QSB.

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS
---------------------------

        None


ITEM 2.   CHANGES IN SECURITIES
-------------------------------

        None


ITEM 3.   DEFAULTS UPON SENIOR SECURITIES
-----------------------------------------

        None


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------------------------------------------------------------

A Special Meeting of the Shareholders took place on November 30, 2000. The purpose and results of voting are reported in Item 4 of Part I of the Company's Report on Form 10-KSB for the fiscal year ended September 30, 2000.


ITEM 5. OTHER INFORMATION
-------------------------

Effective January 15, 2001, John G. Lewis was appointed Chief Financial Officer of the Company.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
----------------------------------------

           Exhibits
           --------

              Exhibit
              No.                Description of Exhibit
-------------------------------------------------------

              10.19 Employment Agreement dated October 1, 2000 with William P. Flies, Chief Executive Officer.

              10.20 Employment Agreement dated January 15, 2001 with John G. Lewis, Chief Financial Officer.

              10.21* Employment Agreement dated October 1, 2000 with Thomas N. Flies, Senior Vice President of Product Development.

              10.22* Employment Agreement dated October 1, 2000 with Joel G. Jorgenson, Senior Vice President of Sales.

              Reports on Form 8-K
              -------------------

              Form 8-K On November 2, 2000 the Registrant filed a Report on Form 8-K concerning amendment of the Stock Purchase Agreement between the Registrant and John Deere Special Technologies Group, Inc.

* Such agreements are omitted pursuant to Rule 12b-31 under the 1934 Act because they are identical to the agreement filed herewith as Exhibit 10.20 except for name and title of the employee, date of execution (as disclosed above) and base annual salaries ($130,000 for Thomas Flies and $150,000 for Joel Jorgenson).



SIGNATURES
Pursuant to the requirements of the Securities and Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



        Dated:  February 12, 2001      XATA Corporation
                -----------------      (Registrant)



                                       by: /s/  John G. Lewis
                                           -------------------------------------
                                           John G. Lewis
                                           Chief Financial Officer
                                           (Signing as Principal Financial and
                                           Accounting Officer and as Authorized
                                           Signatory of Registrant)