Form 10QSB
period 2001-03-31
XATA CORP /MN/
filed 2001-05-11
CIK 854398

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the quarterly period ended March 31, 2001 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the transition period from                        to
                               ----------------------    -----------------------

Commission File Number:  0-27166
                       ---------------------------------------------------------


                                XATA Corporation
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)


              Minnesota                                41-1641815
   -------------------------------               ----------------------
   (State or Other Jurisdiction of                  (I.R.S. Employer
    Incorporation or Organization)               Identification Number)


            151 E. Cliff Road, Suite 10, Burnsville, Minnesota 55337
            --------------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)


Registrant's telephone number, including area code:  (952) 894-3680
                                                   -----------------------------


         ---------------------------------------------------------------
         (Former name, former address and former fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                 Yes  [X]    No  [ ]


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

As of May 10, 2001, the following securities of the Registrant were outstanding:
5,590,446 shares of Common Stock, $.01 par value per share.


================================================================================

                                XATA Corporation
                                      Index


PART I.      FINANCIAL INFORMATION                                                      Page No.
                                                                                        --------
             Item 1.   Financial Statements:
               Balance Sheets as of March 31, 2001
               and September 30, 2000                                                      3

               Statements of Operations for the Three and Six
               Months Ended March 31, 2001 and 2000                                        5

               Statements of Cash Flows for the Six Months
               Ended March 31, 2001 and 2000                                               6

               Notes to Financial Statements                                               7

             Item 2.   Management's Discussion and Analysis
                       or Plan of Operation                                                9


PART II.     OTHER INFORMATION

             Item 1. Legal Proceedings                                                    12

             Item 2. Changes in Securities                                                12

             Item 3. Defaults upon Senior Securities                                      12

             Item 4. Submission of Matters to a Vote of Security Holders                  12

             Item 5. Other Information                                                    13

             Item 6. Exhibits and Reports on Form 8-K                                     13

             Signatures                                                                   13

PART I.  FANANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


XATA Corporation
BALANCE SHEETS
March 31, 2001 and September 30, 2000

                                                                                                 March 31,         September 30,
                                                                                                    2001                2000
                                                                                                -----------        -------------
                                                                                                (unaudited)          (audited)
ASSETS

Current Assets

    Cash and cash equivalents                                                                  $   677,801         $   928,497
    Accounts receivable, net                                                                     4,244,660           4,047,758
    Inventories                                                                                    471,925             458,250
    Prepaid expenses                                                                                81,055             103,458
    Deferred income taxes                                                                          600,000             600,000
                                                                                               -----------         -----------
                 Total current assets                                                            6,075,441           6,137,963

Equipment and leasehold improvements, net                                                          390,440             384,757

Other Assets

    Capitalized software development costs, net                                                  6,213,526           5,401,699
    Other                                                                                            6,250              12,500
                                                                                               -----------         -----------
                 Total other assets                                                              6,219,776           5,414,199
                                                                                               -----------         -----------

                 Total assets                                                                  $12,685,657         $11,936,919
                                                                                               ===========         ===========

XATA Corporation
BALANCE SHEETS
March 31, 2001 and September 30, 2000


                                                                                                March 31,          September 30,
                                                                                                   2001                 2000
                                                                                               -----------         -------------
                                                                                               (unaudited)           (audited)
LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities

    Bank line of credit                                                                        $ 1,580,965         $   586,365
    Current maturies of long-term debt                                                             230,757             168,482
    Accounts payable                                                                             1,896,971           1,725,235
    Accrued expenses                                                                               609,569             924,938
    Deferred revenue                                                                               722,662             644,504
                                                                                               -----------         -----------
                 Total current liabilities                                                       5,040,924           4,049,524

Long-Term Debt                                                                                     738,698             788,944

Shareholders' Equity

    Common stock                                                                                    55,904              55,802
    Additional paid-in capital                                                                  12,730,090          12,708,245
    Accumulated deficit                                                                         (5,879,959)         (5,665,596)
                                                                                               -----------         -----------
                 Total shareholders' equity                                                      6,906,035           7,098,451
                                                                                               -----------         -----------

                 Total liabilities and shareholders' equity                                    $12,685,657         $11,936,919
                                                                                               ===========         ===========

XATA Corporation
STATEMENTS OF OPERATIONS
For the Three and Six Months ended March 31, 2001 and 2000


                                                               Three Month Periods                      Six Month Periods
                                                                  Ended March 31,                         Ended March 31,
                                                          -------------------------------         -------------------------------
                                                             2001                2000                 2001                2000
                                                          -----------         -----------         -----------         -----------
                                                          (unaudited)         (unaudited)         (unaudited)         (unaudited)
Net sales                                                  $ 4,191,966         $ 3,162,783         $ 6,588,464         $ 6,091,429

Cost of goods sold                                           2,494,305           1,830,361           4,165,283           3,445,212
                                                           -----------         -----------         -----------         -----------

    Gross profit                                             1,697,661           1,332,422           2,423,181           2,646,217

Operating expenses                                           1,504,096           1,039,499           2,571,661           2,082,932
                                                           -----------         -----------         -----------         -----------

    Operating profit (loss)                                    193,565             292,923            (148,480)            563,285

Non-operating income (expense)
    Interest expense                                           (67,883)            (41,488)           (125,649)            (67,919)
    Interest income                                             12,438               1,321              30,118               1,867
    Other income (expense)                                      23,786             (18,675)             29,648            (128,362)
                                                           -----------         -----------         -----------         -----------
                                                               (31,659)            (58,842)            (65,883)           (194,414)

                                                           -----------         -----------         -----------         -----------
Earnings (loss) before income taxes                            161,906             234,081            (214,363)            368,871


Income taxes                                                         0            (160,000)                  0            (160,000)
                                                           -----------         -----------         -----------         -----------
Net earnings (loss)                                        $   161,906         $   394,081         $  (214,363)        $   528,871
                                                           ===========         ===========         ===========         ===========


Net earnings (loss) per share
          Basic                                            $      0.03         $      0.09         $     (0.04)        $      0.12
                                                           ===========         ===========         ===========         ===========
          Diluted                                          $      0.03         $      0.08         $     (0.04)        $      0.11
                                                           ===========         ===========         ===========         ===========

Weighted average common and common
    equivalent shares outstanding
          Basic                                              5,588,979           4,475,597           5,584,912           4,455,506
                                                           ===========         ===========         ===========         ===========
          Diluted                                            5,634,187           5,014,648           5,584,912           4,983,528
                                                           ===========         ===========         ===========         ===========

XATA Corporation
STATEMENTS OF CASH FLOWS
For the Six Months Ended March 31, 2001 and 2000


                                                                                                        Six Month Periods
                                                                                                          Ended March 31,
                                                                                                  -------------------------------
                                                                                                      2001                2000
                                                                                                  -----------         -----------
                                                                                                  (unaudited)         (unaudited)
Cash provided by Operating Activities
                                                                                                  -----------         -----------
                            NET CASH PROVIDED BY OPERATING ACTIVITIES                             $    90,044         $   788,381
                                                                                                  -----------         -----------

Cash used in Investing Activities
    Purchases of equipment                                                                           (126,265)            (46,708)
    Additions to capitalized software development costs                                            (1,243,051)         (1,414,985)
    Proceeds from sale of assets                                                                            0             225,000
                                                                                                  -----------         -----------
                             NET CASH USED IN INVESTING ACTIVITIES                                 (1,369,316)         (1,236,693)
                                                                                                  -----------         -----------

Cash provided by Financing Activities
    Net borrowings on bank line of credit                                                             994,601             523,397
    Proceeds (payments) from borrowings on long-term debt                                              12,029            (153,256)
    Proceeds from options and warrants exercised                                                       21,948              27,054
    Preferred stock dividends paid                                                                          0             (14,113)
    Proceeds received on notes receivable                                                                   0               9,072
                                                                                                  -----------         -----------
                             NET CASH PROVIDED BY FINANCING ACTIVITIES                              1,028,577             392,154
                                                                                                  -----------         -----------

                             DECREASE IN CASH AND CASH EQUIVALENTS                                   (250,695)            (56,158)

Cash and Cash Equivalents
    Beginning period                                                                                  928,497             122,898
                                                                                                  -----------         -----------
    Ending period                                                                                 $   677,801         $    66,740
                                                                                                  ===========         ===========

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 1.  MANAGEMENT STATEMENT

In the opinion of management of the Company, the accompanying unaudited financial statements contain all adjustments (consisting of only normal, recurring accruals) necessary to present fairly the financial position of the Company as of March 31, 2001 and the results of operations and cash flows for the three and six month periods ended March 31, 2001 and 2000. The results of operations for any interim period are not necessarily indicative of the results for the fiscal year ending September 30, 2001. These interim financial statements should be read in conjunction with the Company's annual financial statements and related notes thereto included in the Company's Form 10-KSB and Annual Report to shareholders for the fiscal year ended September 30, 2000.


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


NOTE 3.  CORPORATE LIQUIDITY

The Company believes its current cash balances, line of credit, vendor terms, and anticipated additional investments by John Deere Special Technologies Group, Inc. ("JDSTG") will provide adequate cash to fund anticipated revenue growth, operating needs and product development for the foreseeable future. Management anticipates that a JDSTG investment of $5,000,000 for 1,314,060 shares of XATA common stock will occur on or before September 30, 2001, in accordance with the Stock Purchase Agreement dated August 30, 2000, as amended on October 31, 2000, and as supplemented by the Side Agreement dated December 28, 2000. JDSTG may also, at its option, convert the remaining balance of a note payable (projected to be approximately $750,000 as of August 1, 2001) to approximately 200,000 shares of XATA common stock between August 1, 2001 and August 1, 2002 at a price per share of $3.805. In addition, until December 31, 2002, JDSTG has an option to purchase an additional 1,202,940 shares of XATA common stock at a price per share equal to 82% of the market value of the shares during the 30 days preceding JDSTG's election to purchase. If any of the JDSTG investments does not take place, any new product development will be managed in accordance with available funding.

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

RESULTS OF OPERATIONS

NET SALES. The Company's net sales for the three months ended March 31, 2001 were $4,191,966, an increase of 33% compared to net sales of $3,162,783 for the three month period ended March 31, 2000. Net sales for the six months ended March 31, 2001 increased 8% to $6,588,464 from the comparable six months ended March 31, 2000. The increase in net sales for the three and six months ended March 31, 2001 was due to a combination of increased demand for the Company's fleet products and improved product availability. The Company anticipates that total revenue for fiscal 2001 will exceed fiscal 2000 levels.

GROSS PROFIT. The Company had a gross profit of $1,697,661 (41% of net sales) for the three months ended March 31, 2001, compared to a gross profit of $1,332,422 (42% of net sales) for the same period in 2000. Gross profit for the six months ended March 31, 2001 decreased to $2,423,181 (37% of net sales) compared to $2,646,217 (43% of net sales) for the same period in 2000. The decrease in gross profit percentage in the current year was due to a decrease in high margin software service contract revenue as well as higher purchased materials costs as a percentage of sales.

OPERATING EXPENSES. Operating expenses include research and development, selling expenses and general and administrative expenses. Total operating expenses were $1,504,096 for the three month period ended March 31, 2001 (36% of net sales) compared to $1,039,499 (33% of net sales) for the comparable prior year period. Operating expenses for the six months ended March 31, 2001 were $2,571,661 (39% of net sales) compared to $2,082,932 (34% of net sales) in the same prior year period.

Operating expenses other than research and development were $1,054,323 (25% of net sales) for the three month period ended March 31, 2001 compared to $996,383 (32% of net sales) for the comparable prior year period. The six month totals were $2,065,047 (31% of net sales) and $1,991,438 (33% of net sales)
respectively. The Company expects operating expenses other than research and development for fiscal 2001 to be higher than during fiscal 2000 due primarily to increased staffing to manage anticipated growth.

Research and development expenses during the three and six month periods ended March 31, 2001 were $449,773 and $506,614 respectively. Research and development expenses in the comparable 2000 periods were $43,116 and $91,494 respectively. As planned, the Company is utilizing the recent equity investment in the Company by JDSTG for development of its XataNet, Onvoy and Fleet Enterprise products. Software development costs of $364,393 and $1,243,051 were capitalized for the three and six month periods ended March 31, 2001, compared to $714,230 and $1,716,985 (which includes a non-cash expense of $302,000) for the comparable prior year periods. The Company anticipates total expenditures for research and development and capitalized software development for fiscal 2001 will be greater than fiscal 2000.

NON-OPERATING INCOME AND EXPENSE. Interest expense for the three month period ended March 31, 2001 was $67,883 compared to $41,488 in the comparable prior year period. Interest expense for the six months ended March 31, 2001 and 2000 was $125,649 and 67,919 respectively. The increase in interest expense in the current year was due to a higher average interest rate and a higher average balance on the bank line of credit. The Company has a minimum interest commitment on its line of credit and manages its cash and line of credit balances accordingly. Interest income for the three and six month periods ended March 31, 2001 was $12,438 and $30,118 respectively, compared to $1,321 and $1,867 in the comparable prior year periods. The increase in interest income in the current year was due to interest earned on the remaining proceeds from the investment by JDSTG in August 2000.

INCOME TAXES. No income tax expense or benefit was recorded for the three or six month periods ended March 31, 2001 due to the Company's net operating loss carry forward. During the three month period ended March 31, 2000, the Company re-evaluated the valuation allowance it had previously established on its deferred tax assets. At that time the Company believed it would realize an income tax benefit for at least a portion of its net operating loss carryforward. The Company recorded a net deferred tax asset of $160,000 to reflect its estimate of the amount it believed more likely than not to be realized. Realization of deferred tax assets is dependent on future taxable income during the periods when deductible temporary differences and carryforwards are expected to be available to reduce taxable income. The amount of the net deferred tax asset considered realizable could be reduced in the future if actual future taxable income is lower than estimated, or if there are differences in the timing or amount of future reversals of existing taxable temporary differences.

NET EARNINGS (LOSS). Net earnings for the three month period ended March 31, 2001 was $161,906 compared to net earnings of $394,081 for the three month period ended March 31, 2000. Net loss for the six month period ended March 31, 2001 was $214,363 compared to net earnings of $528,871 for the six month period ended March 31, 2000. The decrease in net earnings was primarily due to increased research and development expense in the current year, reduced gross profit resulting from lower software service contract revenue in the current year, and the deferred tax benefit recorded in the prior year.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2001, the Company had working capital of $1,034,517 compared to working capital of $2,088,439 at September 30, 2000. The decrease in working capital is due to the decrease in cash and increase in the bank line of credit resulting from the significant investment in software development since the beginning of the fiscal year, as well as the net loss for the six month period ending March 31, 2001.

Cash provided by operating activities during the six months ended March 31, 2001 totaled $90,044 compared to $788,381 for the same period a year ago. Cash provided by operating activities for the six months ended March 31, 2001 was primarily the result of an increase in accounts payable of $171,737, and non-cash expenses of depreciation and amortization totaling $558,056, off-set by an increase in accounts receivable of $196,902, a decrease in accrued expenses of $315,368, and the net loss for the period of $214,363.

Cash used in investing activities was $1,369,316 for the six month period ending March 31, 2001 compared to $1,236,693 during the same period last year. The increase in cash used in investing activities was primarily due to the sale of assets in the prior year.

Cash provided by financing activities was $1,028,577 during the six months ended March 31, 2001 compared to $392,154 during the same period a year ago. The increase was primarily due to increased use of the Company's bank line of credit.

The Company believes its current cash balances, line of credit, vendor terms, and anticipated additional investments by JDSTG will provide adequate cash to fund anticipated revenue growth, operating needs and product development for the foreseeable future. See Note 3 in the Notes to Financial Statements, above. If any of the JDSTG investments does not take place, any new product development will be managed in accordance with available funding. It is possible that the Company's cash needs may vary significantly from its predictions, due to failure to generate anticipated cash flow, failure to obtain the anticipated equity funds from JDSTG, or other reasons. No assurance can be given that the Company's predictions regarding its cash needs will prove accurate, that the Company will not require additional financing, that the Company will be able to secure any required additional financing when needed, or that such financing, if obtained at all, will be on terms favorable or acceptable to the Company.



FORWARD-LOOKING STATEMENTS

This document includes forward-looking statements based on current expectations. Actual results may differ materially. These forward-looking statements involve a number of risks and uncertainties including, but not limited to, the receipt and shipping of new orders for the Company's current products, the timely introduction and market acceptance of new products, research and development funding at the levels required and the ability to maintain strategic partner relationships. See especially Note 3 of Notes to Financial Statements in this Report on Form 10-QSB.

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

        None


ITEM 2.   CHANGES IN SECURITIES

        None


ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

        None


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        The annual meeting of shareholders of the Company was held on March 8, 2001. As of the record date, January 26, 2001, there were 5,583,112 shares of Common Stock issued and outstanding. There were present and voting at the meeting, in person or by proxy, 4,320,855 shares of Common Stock (approximately 77% of the total issued and outstanding).

        Matters voted upon and results thereof are as follows:

        1. Election of Directors

                                                             FOR               WITHHELD
                                                          ---------            --------
           Stephen A. Lawrence                            4,299,680             21,175
           Barry D. Batcheller                            4,303,646             17,209
           William P. Flies                               4,305,603             15,252
           Carl M. Fredericks                             4,309,235             11,620
           Roger W. Kleppe                                4,306,403             14,452
           Richard L. Bogen                               4,305,935             14,920
           Charles R. Stamp, Jr.                          4,303,346             17,509

        2. Adoption of the 2001 Interim Incentive and Stock Option Plan (the "Interim Plan") and reservation of 190,000 shares of Common Stock for issuance in connection with options and awards under the Interim Plan.

           FOR  4,193,027          AGAINST   77,146          ABSTAIN   50,682        BROKER NON-VOTE     0
               ----------                  --------                  --------                        -----

        3. Ratification of appointment of Grant Thornton LLP as the independent auditors of the Company for the year ending September 30, 2001.

           FOR  4,308,761          AGAINST     6,766         ABSTAIN     5,328       BROKER NON-VOTE    0
               ----------                  ---------                 ---------                       ----

ITEM 5. OTHER INFORMATION

         None


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        Exhibits

                  Exhibit
                     No.                        Description of Exhibit
                  --------                      ----------------------
                   10.23*        Employment Agreement dated February 5, 2001 with
                                 J. Perry McGahan, Vice President of Software Engineering.

        Reports on Form 8-K

                  None


* Such agreement is omitted pursuant to Rule 12b-31 under the 1934 Act because it is identical to the agreement filed as Exhibit 10.20 to the Company's Report on Form 10-QSB for the three month period ended December 31, 2000, except for name and title of the employee, date of execution (as disclosed above) and base annual salary ($125,000 for J. Perry McGahan).



SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Dated:  May 11, 2001                   XATA Corporation
                                       (Registrant)



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