Form 10QSB
period 2001-06-30
XATA CORP /MN/
filed 2001-08-13
CIK 854398

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


For the quarterly period ended June 30, 2001 or

     Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


For the transition period from ___________ to ____________

Commission File Number:                            0-27166
                       ---------------------------------------------------------

                                XATA Corporation
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)


                               Minnesota                                         41-1641815
--------------------------------------------------------------       -------------------------------------
(State or Other Jurisdiction of Incorporation or Organization)      (I.R.S. Employer Identification Number)

            151 E. Cliff Road, Suite 10, Burnsville, Minnesota      55337
--------------------------------------------------------------------------------
               (Address of Principal Executive Offices)           (Zip Code)


Registrant's telephone number, including area code:             (952) 894-3680


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

                                                 Yes X    No


                      APPLICABLE ONLY TO CORPORATE ISSUERS:


As of August 10, 2001, the following securities of the Registrant were outstanding: 6,893,351 shares of Common Stock, $.01 par value per share.

                                XATA Corporation
                                      Index




PART I.  FINANCIAL INFORMATION                                            Page No.
            Item 1. Financial Statements:
                Balance Sheets as of June 30, 2001
                and September 30, 2000                                         3

               Statements of Operations for the Three and Nine
               Months Ended June 30, 2001 and 2000                             5

               Statements of Cash Flows for the Nine Months
               Ended June 30, 2001 and 2000                                    6

               Notes to Financial Statements                                   7

            Item 2. Management's Discussion and Analysis
                      or Plan of Operation                                     9



PART II. OTHER INFORMATION
            Item 1. Legal Proceedings                                         12

            Item 2. Changes in Securities                                     12

            Item 3. Defaults upon Senior Securities                           12

            Item 4. Submission of Matters to a Vote of Security Holders       12

            Item 5. Other Information                                         12

            Item 6. Exhibits and Reports on Form 8-K                          12

            Signatures                                                        13

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

XATA Corporation
BALANCE SHEETS
June 30, 2001 and September 30, 2000

                                                     June 30,         September 30,
                                                      2001                2000
                                                   -----------         ---------
ASSETS                                             (unaudited)         (audited)

Current Assets

  Cash and cash equivalents                        $   124,681        $   928,497
  Accounts receivable, net                           3,637,938          4,047,758
  Inventories                                        1,210,676            458,250
  Prepaid expenses                                      86,251            103,458
  Deferred income taxes                                600,000            600,000
                                                   -----------        -----------
    Total current assets                             5,659,546          6,137,963

Equipment and leasehold improvements, net              383,631            384,757

Other Assets

  Capitalized software development costs, net        5,252,611          5,401,699
  Other                                                      0             12,500
                                                   -----------        -----------
    Total other assets                               5,252,611          5,414,199
                                                   -----------        -----------
    Total assets                                   $11,295,788        $11,936,919
                                                   ===========        ===========

XATA Corporation
BALANCE SHEETS
June 30, 2001 and September 30, 2000



                                                     June 30,          September 30,
LIABILITIES AND SHAREHOLDERS' EQUITY                   2001                2000
                                                   -----------           ---------
                                                   (unaudited)           (audited)
Current Liabilities

  Bank line of credit                             $  1,633,541         $    586,365
  Current maturities of long-term debt                 247,410              168,482
  Accounts payable                                   1,947,136            1,725,235
  Accrued expenses                                     655,148              924,938
  Deferred revenue                                     659,488              644,504
                                                  ------------         ------------
    Total current liabilities                        5,142,723            4,049,524

Long-Term Debt                                         680,798              788,944

Shareholders' Equity

  Common stock                                          55,793               55,802
  Additional paid-in capital                        12,670,851           12,708,245
  Accumulated deficit                               (7,254,377)          (5,665,596)
                                                  ------------         ------------
    Total shareholders' equity                       5,472,267            7,098,451
                                                  ------------         ------------
    Total liabilities and shareholders' equity    $ 11,295,788         $ 11,936,919
                                                  ============         ============

XATA Corporation
STATEMENTS OF OPERATIONS
For the Three and Nine Months ended June 30, 2001 and 2000

                                                               Three Month Periods                    Nine Month Periods
                                                               Ended June 30,                         Ended June 30,
                                                         2001                 2000                 2001                 2000
                                                     ------------          ------------          ------------          ------------
                                                      (unaudited)            (unaudited)        (unaudited)          (unaudited)
Net sales                                            $  3,651,740          $  3,255,099          $ 10,240,204          $  9,346,528

Cost of goods sold                                      2,681,268             2,092,656             6,846,551             5,537,868
                                                     ------------          ------------          ------------          ------------
  Gross profit                                            970,472             1,162,443             3,393,653             3,808,660

Operating expenses                                      1,891,120               997,977             4,462,781             3,080,909
                                                     ------------          ------------          ------------          ------------
  Operating profit (loss)                                (920,648)              164,466            (1,069,128)              727,751

Non-operating income (expense)
  Interest expense                                        (68,398)              (57,001)             (194,047)             (124,920)
  Interest income                                           7,320                   425                37,438                 2,292
  Other income (expense)                                 (392,692)              (25,834)             (363,044)             (154,196)
                                                     ------------          ------------          ------------          ------------
                                                         (453,770)              (82,410)             (519,653)             (276,824)
                                                     ------------          ------------          ------------          ------------
Earnings (loss) before income taxes                    (1,374,418)               82,056            (1,588,781)              450,927


Income taxes                                                    0              (220,000)                    0              (380,000)
                                                     ------------          ------------          ------------          ------------
Net earnings (loss)                                  $ (1,374,418)         $    302,056          $ (1,588,781)         $    830,927
                                                     ============          ============          ============          ============


Net earnings (loss) per share
  Basic                                              $      (0.25)         $       0.06          $      (0.28)         $       0.18
                                                     ============          ============          ============          ============
  Diluted                                            $      (0.25)         $       0.06          $      (0.28)         $       0.17
                                                     ============          ============          ============          ============

Weighted average common and common
equivalent shares outstanding
  Basic                                                 5,589,030             4,535,225             5,586,285             4,481,982
                                                     ============          ============          ============          ============
  Diluted                                               5,589,030             5,030,538             5,586,285             4,996,267
                                                     ============          ============          ============          ============

XATA Corporation
STATEMENTS OF CASH FLOWS
For the Nine Months Ended June 30, 2001 and 2000


                                                                    Nine Month Periods
                                                                       Ended June 30,
                                                                2001                2000
                                                             -----------         -----------
                                                             (unaudited)         (unaudited)
Cash provided by Operating Activities
                                                             -----------         -----------
    NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES      $  (574,096)        $   514,670
                                                             -----------         -----------

Cash used in Investing Activities
  Purchases of equipment                                        (179,650)            (50,404)
  Additions to capitalized software development costs         (1,091,906)         (2,029,609)
  Proceeds from sale of assets                                         0             225,000
                                                             -----------         -----------
    NET CASH USED IN INVESTING ACTIVITIES                     (1,271,556)         (1,855,013)
                                                             -----------         -----------

Cash provided by Financing Activities
  Net borrowings on bank line of credit                        1,047,176             718,055
  Proceeds from (payments on) long-term debt borrowings          (29,218)            473,640
  Proceeds from options and warrants exercised                    23,878              47,054
  Preferred stock dividends paid                                       0             (35,023)
  Proceeds received on notes receivable                                0              13,719
                                                             -----------         -----------
    NET CASH PROVIDED BY FINANCING ACTIVITIES                  1,041,836           1,217,445
                                                             -----------         -----------

    DECREASE IN CASH AND CASH EQUIVALENTS                       (803,816)           (122,898)

Cash and Cash Equivalents
  Beginning of period                                            928,497             122,898
                                                             -----------         -----------
  End of period                                              $   124,681         $         0
                                                             ===========         ===========

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 1.  MANAGEMENT STATEMENT

In the opinion of management of the Company, the accompanying unaudited financial statements contain all adjustments (consisting of only normal, recurring accruals) necessary to present fairly the financial position of the Company as of June 30, 2001 and the results of operations and cash flows for the three and nine month periods ended June 30, 2001 and 2000. The results of operations for any interim period are not necessarily indicative of the results for the fiscal year ending September 30, 2001. These interim financial statements should be read in conjunction with the Company's annual financial statements and related notes thereto included in the Company's Form 10-KSB and Annual Report to shareholders for the fiscal year ended September 30, 2000.


NOTE 2.  SIGNIFICANT ACCOUNTING POLICIES

REVENUE RECOGNITION: Revenue for sales of the Company's systems is recognized when it is realized and earned. This generally does not occur until all of the following are met: persuasive evidence of an arrangement to purchase exists, delivery has occurred, the price is fixed and collectibility is reasonably assured. Revenue from extended warranty and service support contracts is deferred and recognized ratably over the contract period.

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

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE: Basic net earnings (loss) per common share is computed by dividing net earnings (loss) by the weighted-average number of common shares outstanding for the period. Diluted net earnings (loss) per common share reflects the dilutive effect of stock options and warrants.


NOTE 3.  CORPORATE LIQUIDITY

The Company believes its current cash balances, line of credit, vendor terms, and anticipated additional investments by John Deere Special Technologies Group, Inc. ("JDSTG") will provide adequate cash to fund anticipated revenue growth, operating needs and product development for the foreseeable future. On July 5, 2001, JDSTG acquired 1,314,060 shares of XATA common stock for approximately $5,000,000, in accordance with the Stock Purchase Agreement dated August 30, 2000, as amended on October 31, 2000, and as supplemented by the Side Agreement dated December 28, 2000. JDSTG may also, at its option, convert the remaining balance of a note payable (approximately $750,000 as of August 1, 2001) to approximately 200,000 shares of XATA common stock between August 1, 2001 and August 1, 2002 at a price per share of $3.805. In addition, until December 31, 2002, JDSTG has an option to purchase an additional 1,202,940 shares of XATA common stock at a price per share equal to 82% of the market value of the shares during the 30 days preceding JDSTG's election to purchase.

It is possible that the Company's cash needs may vary significantly from its predictions, due to failure to generate anticipated cash flow, failure to obtain the anticipated additional equity funds from JDSTG, or other reasons. No assurance can be given that the Company's predictions regarding its cash needs will prove accurate, that the Company will not require additional financing, that the Company will be able to secure any required additional financing when needed, or that such financing, if obtained at all, will be on terms favorable or acceptable to the Company.

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

RESULTS OF OPERATIONS

NET SALES. The Company's net sales for the three months ended June 30, 2001 were $3,651,740, an increase of 12% compared to net sales of $3,255,099 for the three month period ended June 30, 2000. Net sales for the nine months ended June 30, 2001 increased 10% to $10,240,204 from $9,346,528 in the comparable nine months ended June 30, 2000. The increase in net sales for the three and nine months ended June 30, 2001 was due to increased demand for the Company's fleet software and hardware products, partially offset by reduced software service contract revenue. The Company anticipates that total revenue for fiscal 2001 will exceed fiscal 2000 revenue.

GROSS PROFIT. The Company had a gross profit of $970,472 (27% of net sales) for the three months ended June 30, 2001, compared to a gross profit of $1,162,443 (36% of net sales) for the same period in 2000. Gross profit for the nine months ended June 30, 2001 decreased to $3,393,653 (33% of net sales) compared to $3,808,660 (41% of net sales) for the same period in 2000. The decrease in gross profit percentage in the current year was primarily due to a decrease in high-margin software service contract revenue, as well as increased amortization expense associated with the Company's recently released software products.

OPERATING EXPENSES. Operating expenses include research and development, selling expenses and general and administrative expenses. Total operating expenses were $1,891,120 (52% of net sales) for the three month period ended June 30, 2001 compared to $997,977 (31% of net sales) for the comparable prior year period. Operating expenses for the nine months ended June 30, 2001 were $4,462,781 (44% of net sales) compared to $3,080,909 (33% of net sales) in the same prior year period.

Operating expenses other than research and development were $1,131,395 (31% of net sales) for the three month period ended June 30, 2001 compared to $951,272 (29% of net sales) for the comparable prior year period. The nine month totals were $3,196,442 (31% of net sales) and $2,942,711 (31% of net sales)
respectively. The Company expects operating expenses other than research and development for fiscal 2001 to be higher than during fiscal 2000 due primarily to increased staffing to manage anticipated growth.

Research and development expenses during the three and nine-month periods ended June 30, 2001 were $759,725 and $1,266,339 respectively. Research and development expenses in the comparable 2000 periods were $46,705 and $138,198 respectively. As planned, the Company is utilizing proceeds from the August 2000 equity investment by JDSTG for development of its XataNet, Onvoy and Fleet Enterprise products. Software development costs are capitalized after the establishment of technological feasibility of new products and later amortized to cost of goods sold based on the anticipated useful life of the product. The useful life of each product is determined based upon its anticipated future net revenues. In the three month period ended June 30, 2001, the Company did not capitalize any software development expenditures because the expenditures were on products that have not fully attained technological feasibility. In addition, the Company reduced capitalized software development costs by approximately $44,000, the amount funded by a third party, and reclassified approximately $108,000 from capitalized software development costs to other asset categories for costs that had been erroneously classified. Software development costs of $1,091,906 were capitalized in the nine month period ended June 30, 2001, compared to $2,331,609 (which includes a non-cash expense of $302,000) in the comparable prior year period. The Company anticipates total expenditures for research and development and capitalized software development for fiscal 2001 will be greater than fiscal 2000.

NON-OPERATING INCOME AND EXPENSE. Interest expense for the three-month period ended June 30, 2001 was $68,398 compared to $57,001 in the comparable prior year period. Interest expense for the nine months ended June 30, 2001 and 2000 was $194,047 and $124,920 respectively. The increase in interest expense in the current year was due to the Company's increased utilization of its bank line of credit. The Company has a minimum interest commitment on its line of credit and manages its cash and line of credit balances accordingly. Interest income for the three and nine-month periods ended June 30, 2001 was $7,320 and $37,438 respectively, compared to $425 and $2,292 in the comparable prior year periods. The increase in interest income in the current year was due to interest earned on the remaining proceeds from the investment by JDSTG in August 2000.

On June 30, 2001 the Company recorded a one-time charge of $400,000 to write off Desktop Dispatch Pro (DDPro), a non-core software product remaining from the fiscal 1999 Payne and Associates divestiture. The Company took this action because it was no longer offering the product to customers and has determined the DDPro product line to have limited value to any potential acquirer. The DDPro asset was considered to be "held for sale" and was included in capitalized software development costs.

INCOME TAXES. No income tax benefit was recorded for the three or nine-month periods ended June 30, 2001. During the three month period ended June 30, 2000, the Company re-evaluated the valuation allowance it had previously established on its deferred tax assets. At that time the Company believed it would realize an income tax benefit for a larger portion of its net operating loss carryforward. The Company recorded an increase to its net deferred tax asset of $220,000 to reflect its estimate of the amount it believed more likely than not to be realized. Realization of deferred tax assets is dependent on future taxable income during the periods when deductible temporary differences and carryforwards are expected to be available to reduce taxable income. The amount of the net deferred tax asset considered realizable could be reduced in the future if actual future taxable income is lower than estimated, or if there are differences in the timing or amount of future reversals of existing taxable temporary differences.

NET EARNINGS (LOSS). Net loss for the three month period ended June 30, 2001 was $1,374,418 compared to net earnings of $302,056 for the three month period ended June 30, 2000. Net loss for the nine month period ended June 30, 2001 was $1,588,781 compared to net earnings of $830,927 for the nine month period ended June 30, 2000. The decrease in net earnings was primarily due to increased research and development expense in the current year, reduced gross profit resulting from lower software service contract revenue in the current year, increased software amortization expense, the write-off of the DDPro product in the current year, and the deferred tax benefit recorded in the prior year.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2001, the Company had working capital of $516,823 compared to working capital of $2,088,439 at September 30, 2000. The decrease in working capital is due to the decrease in cash and increase in the bank line of credit resulting from the significant investment in the development of the Company's new software and hardware products since the beginning of the fiscal year, as well as the net loss for the nine-month period ending June 30, 2001.

Cash used in operating activities during the nine months ended June 30, 2001 totaled $574,096 compared to cash provided by operating activities of $514,670 for the same period a year ago. Cash used in operating activities for the nine months ended June 30, 2001 was primarily the result of an increase in inventory of $752,426 due to slower than anticipated revenue growth of the Company's private fleet products, as well as the net loss for the period. Non-cash depreciation and amortization expenses totaled $1,034,269 for the nine months ended June 30, 2001.

Cash used in investing activities was $1,271,556 for the nine month period ending June 30, 2001 compared to $1,855,013 during the same period last year. The decrease in cash used in investing activities was primarily due to the capitalization of a lower amount of software development expenditures. The Company capitalizes its software development activities only after achieving technological feasibility. Development expenditures before achieving technological feasibility are treated as research and development expense as they are incurred.

Cash provided by financing activities was $1,041,836 during the nine months ended June 30, 2001 compared to $1,217,445 during the same period a year ago. The decrease was primarily due to the Company utilizing the remaining cash proceeds from the August 2000 JDSTG equity investment in lieu of additional external financing to fund its new product development activities.

In the three month period ended June 30, 2001, the Company completed a non-cash transaction to exchange 12,155 shares of the Company's common stock as payment in full of a note receivable in the amount of $61,281.

The Company believes its current cash balances, line of credit, vendor terms, and anticipated additional investments by JDSTG will provide adequate cash to fund anticipated revenue growth, operating needs and product development for the foreseeable future. See Note 3 in the Notes to Financial Statements, above. It is possible that the Company's cash needs may vary significantly from its predictions, due to failure to generate anticipated cash flow, failure to obtain the anticipated additional equity funds from JDSTG, or other reasons. No assurance can be given that the Company's predictions regarding its cash needs will prove accurate, that the Company will not require additional financing, that the Company will be able to secure any required additional financing when needed, or that such financing, if obtained at all, will be on terms favorable or acceptable to the Company.



FORWARD-LOOKING STATEMENTS

This document includes forward-looking statements based on current expectations. Actual results may differ materially. These forward-looking statements involve a number of risks and uncertainties including, but not limited to, the receipt and shipping of new orders for the Company's current products, the timely introduction and market acceptance of new products, research and development funding at the levels required and the ability to develop and maintain strategic partner relationships. See especially Note 3 of Notes to Financial Statements in this Report on Form 10-QSB.

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

         None


ITEM 2.   CHANGES IN SECURITIES

         None


ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

         None


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None


ITEM 5.   OTHER INFORMATION

         Subsequent Events

         On July 5, 2001, John Deere Special Technologies Group, Inc. ("JDSTG") purchased 1,314,060 shares of common stock from the Company at a price of $3.805 per share, for gross proceeds of approximately $5,000,000. The purchase of shares from the Company is the second of a series of four investments that may be made by JDSTG pursuant to the terms of a Stock Purchase Agreement dated August 30, 2000, as amended by Amendment No. 1 dated October 31, 2000 and Side Agreement dated December 28, 2000. JDSTG now holds approximately 31% of the outstanding common shares of the Company.

         Effective July 5, 2001, Richard L. Bogen replaced Stephen A. Lawrence as chairman of the Company's Board of Directors. Mr. Lawrence will remain a member of the Board.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

        Exhibits

        None

        Reports on Form 8-K

        1. Report on Form 8-K dated July 5, 2001 concerning the additional investment by John Deere Special Technologies Group, Inc.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  August 10, 2001                  XATA Corporation
                                         (Registrant)


                                         by:    /s/  John G. Lewis
                                             -----------------------------------
                                             John G. Lewis
                                             Chief Financial Officer
                                             (Signing as Principal Financial
                                             and Accounting Officer and as
                                             Authorized Signatory of Registrant)