Form 10KSB40
period 2001-09-30
XATA CORP /MN/
filed 2001-12-21
CIK 854398

================================================================================


                                   FORM 10-KSB

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the fiscal year ended: September 30, 2001

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ________________ to _________________

        Commission file number: 0-27166


                                XATA CORPORATION
                 ----------------------------------------------
                 (Name of small business issuer in its charter)

          Minnesota                                       41-1641815
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

   151 East Cliff Road, Suite 10, Burnsville, Minnesota                 55337
   ----------------------------------------------------               ----------
         (Address of principal executive offices)                     (Zip Code)

Issuer's telephone number:  (952) 894-3680

Securities registered under Section 12(g) of the Exchange Act:

                                  Common Stock
                                ----------------
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]  No [ ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]



State issuer's revenues for its most recent fiscal year:  $ 13,993,000.


================================================================================

The aggregate market value of the voting stock held by non-affiliates of the registrant was $13,772,000 as of December 1, 2001, based upon the closing sale price on the Nasdaq Small Cap Market reported for such date. Shares of Common Stock held by each officer and director and by each person who owns 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

There were 6,893,351 shares of the registrant's Common Stock issued and outstanding as of December 1, 2001.


                       DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Form 10-KSB incorporates information by reference from the definitive Proxy Statement for the Annual Meeting of Shareholders to be held on February 26, 2002 to the extent stated herein. Except with respect to information specifically incorporated by reference in this Form 10-KSB, the Proxy Statement is not deemed to be filed as a part of this Report. It is anticipated that the Proxy Statement will be filed with the Commission not later than January 28, 2002. In addition, there are incorporated by reference in this Report certain previously filed exhibits identified in Part III, Item 13.

                                TABLE OF CONTENTS

                                                                                          Page
                                                                                          ----
PART I

Item 1.  Description of Business                                                            1

Item 2.  Description of Property                                                           16

Item 3.  Legal Proceedings                                                                 16

Item 4.  Submission of Matters to a Vote of Security Holders                               16

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters                          17

Item 6.  Management's Discussion and Analysis or Plan of Operation                         18

Item 7.  Financial Statements                                                              21

Item 8.  Changes In and Disagreement with Accountants on Accounting and
         Financial Disclosure                                                              21

PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons, Compliance with
         Section 16(a) of the Exchange Act                                                 22

Item 10. Executive Compensation                                                            22

Item 11. Security Ownership of Certain Beneficial Owners and Management                    22

Item 12. Certain Relationships and Related Transactions                                    22

Item 13. Exhibits and Reports on Form 8-K                                                  22

SIGNATURES

This document includes forward-looking statements based on current expectations. Actual results may differ materially. These forward-looking statements involve a number of risks and uncertainties about us, our business, our customers, and the economy and business environment in general. Risks and uncertainties about us include, for example, the following: although we expect to incur operating losses in the next fiscal year, these losses may continue beyond the expected timeframe or in excess of the expected magnitude, and we are dependent upon external investment to support our growth during periods in which we incur operating losses; we may be unable to adapt to technological change quickly enough to grow or to retain our customer base; we will continue to be dependent upon positioning systems and communication networks owned and controlled by others, and accordingly, their problems may adversely impact us; for the foreseeable future, we are dependent upon the continued receipt and fulfillment of new orders for our current products; and our growth and profitability depend on our timely introduction and market acceptance of new products, our ability to continue to fund research and development activities, and our ability to establish and maintain strategic partner relationships.

XATA(R), OpCenter(TM), SmartCom(TM), Position Plus(TM), Yard Express(TM)and XataNet(TM)are all trademarks of XATA Corporation. XATA(R)is registered with the U.S. Patent and Trademark Office.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

ABOUT XATA

        We are a leading provider of onboard information solutions to the commercial trucking industry. We offer systems incorporating both mobile and desktop applications which collect, analyze and communicate information that can be used by fleet managers to enhance driver productivity, improve asset utilization, comply with regulatory requirements and improve operating efficiency. Our products seamlessly combine onboard computing, real-time communications, global positioning and fleet management software to provide an enterprise-wide logistics management solution for many of our country's largest fleets. We believe we offer one of the most technologically advanced solutions for the commercial trucking industry.

        Our XATA ONBOARD product is a powerful, advanced, yet user-friendly computer system used by commercial trucking fleets. The system automatically collects data for drivers' electronic log records, fuel consumption, mileage and location. Our OpCenter(TM) fleet management software makes optimal use of the data generated by XATA ONBOARD by integrating all fleet operations data into one Windows NT desktop, enabling fleet managers to measure fleet performance, resolve exception conditions, monitor ongoing operations and perform detailed analysis. Our SmartCom(TM) software is a suite of communication applications that provides intelligent and immediate access to critical onboard information at multiple levels within fleet operations.

        Our systems have been installed in over 30,000 heavy-duty trucks used by approximately 700 fleets. Our customers include Fortune 500 companies and other large organizations, including Allegiance Healthcare, BOC Gases, Coca-Cola Enterprises, Inc., Eby-Brown Company, EOTT Energy Partners, The Kroger Co., Publix Super Markets, Inc., Penske Corporation, Ruan Transportation Management Systems, Ryder Systems, Inc., Rollins Leasing Corp., Safeway, Inc., Supervalu, Inc., Toys "R" Us, Inc., Unisource (a division of the Georgia-Pacific Group), Mack Truck (a division of the Volvo Group), the United States Postal Service and Whirlpool Corporation.

        Our products address ten basic functions for fleet operators and provide these operators with information and other tools to control costs and maximize performance:

        o Fleet Management. Improve productivity, increase profitability and move cargo through distribution channels in a timely and cost effective manner.

        o Dispatch. Efficient routing, trip optimization and stop activity scheduling.

        o Compliance. Record keeping required by federal and state agencies pertaining to state border crossings and fuel purchase information.

        o Safety. Assure drivers adhere to fleet and government safety guidelines, as well as provide driving habit and performance information, including speeding and braking operations.

        o Customer Service. Communicate scheduled and actual pick-up and delivery times.

        o Maintenance. Capture engine warning diagnostics, monitor engine factors, schedule preventive maintenance and predict potential problems.

        o Invoicing. Provide mileage, weight and other data required for customer invoicing.

        o Payroll. Provide mileage, stop, cargo, layover, delay and other data for processing payroll.

        o Drivers. Provide performance feedback, eliminate paperwork, validate scheduled activities, record unplanned events and conditions, and implement driver incentive programs.

        o Management Information Systems. Exchange information with existing corporate mainframe applications, such as billing, payroll, maintenance and customer records.

        We market the XATA ONBOARD system to operators of fleets with 15 or more heavy-duty trucks through our nationwide direct sales force. We offer continuing comprehensive service and technical support to our customers through our XATAServ maintenance and support program. We believe the level of service we provide to our customers is unique in the industry and a key competitive advantage in securing new customers and retaining existing accounts.

        Over the past several years we have invested heavily in product development to transform our products from closed, hardware-based systems to open, platform-independent software-based solutions, and to develop additional software applications for monitoring and controlling trucks and fleet operations.

        In April 2001 we released the first two applications of our XataNet(TM) next generation software system - Electronic Driver Logs and Fuel Tax. Our product development efforts are focused on continued development of XataNet, a modular, Java-based suite of software applications that can be used with different types of computing hardware, communications platforms and peripheral devices. This product line allows customers to choose both the hardware platform and XataNet applications that best match their current needs, and offers the flexibility to add additional XataNet applications as their needs evolve. When combined with our new XATA Application Module, XataNet enables our customers to overcome bottlenecks frequently encountered when implementing onboard computer systems, including costly and time consuming hardware installation and extensive training of drivers and system operators. XataNet significantly reduces the time required for deployment of an initial vehicle system and subsequent applications since software can be downloaded to trucks in the field over a wireless network.

In addition, many of the XataNet applications do not require a driver interface, which eliminates the need to train drivers and improves data integrity. XataNet is the first system to allow embedded computers and in-dash displays installed by truck manufacturers to communicate with the computer systems used by fleet operators, truck owners and leasing companies.

        We believe that our new software and hardware products enable us to enter important new segments of the commercial trucking industry. Private fleets and for-hire carriers comprise the two major fleet categories within the commercial trucking industry. Most of our current customers fall into the private fleet category. Private fleets include manufacturers, wholesalers, merchants and other companies who transport their own goods using equipment they own or lease. For-hire carriers include less-than-truckload carriers and truckload carriers whose primary business is the trucking and transportation of freight that belongs to others. Recently, the functions of for-hire and private carriers have evolved to include services beyond delivery, resulting in the rapidly growing logistics market. Logistics providers manage transportation and logistics operations for businesses that choose to outsource these functions. Our new markets include truck leasing companies ("asset owners," many of which are now full-service logistics providers), operators of truckload and less-than-truckload fleets, and truck manufacturers. To capitalize on the benefits that the modular XataNet applications offer customers, we have expanded our sales and distribution network to include organizations who supply other technology products to our target markets. For example, we have entered into agreements with Mack Trucks (division of Volvo Group), Symbol Technologies, a producer of portable point of sale computers, and Qualcomm Corporation, a supplier of advanced wireless communications systems. Pursuant to these agreements, Mack will incorporate our software and associated hardware with Mack's in-dash display on trucks that it manufactures; Symbol provides XataNet software on Symbol hardware to incorporate our fleet management applications with Symbol's hand-held hardware and point of delivery solutions; and Qualcomm adds the functionality of our XataNet applications to its onboard communication systems. We believe that by developing strong strategic partnerships and leveraging our existing relationships with firms in the asset owner industry segment, we will be able to increase our market share in the private fleet segment as well as establish a strong presence in important new market segments.

        In 2000 we formed a strategic alliance with John Deere Special Technologies Group, Inc., a subsidiary of Deere & Company, to enable us to accelerate our product development initiatives and more effectively distribute our new products to both new and existing markets. As part of the relationship, Deere has made two equity investments in XATA and now owns approximately 31% of our company. We believe the relationship with Deere benefits us in the following ways:

        o it may assist us in establishing additional distribution channels for our products;

        o it has provided funds to accelerate new product development, which will enable us to enter new segments of the commercial trucking market and other non-trucking markets; and

        o it may assist us in offering additional products and services to the commercial trucking market, such as a service bureau for operators of small fleets.

        We continue to emphasize product development focused on open, modular information solutions. As a part of this emphasis, in fiscal 2001 we released a new enterprise version of our OpCenter fleet management software, which provides significant improvements to our XATA ONBOARD solutions. We continue to migrate our line of XATA ONBOARD systems to our new XataNet open system environment. Our product development initiatives generally adhere to the following principles:

        o develop Java based software applications to enhance driver productivity and fleet management;

        o port the XataNet operating system into the system architecture used by vendors of other mobile hardware platforms to provide our customers with a platform independent solution;

        o develop Internet enabled applications to allow for real-time communications between the host systems of owners and operators of fleets, and their trucks; and

        o develop modular mobile hardware products when not available from other sources.

        We believe this strategy will position our company for growth and will allow us to offer our customers modular hardware and multiple software applications within open system environments that do not require significant installation time or employee training.


THE TRUCKING INDUSTRY

        Heavy-duty commercial trucking fleets are characterized by significant investment in equipment, high operating costs, significant annual mileage per vehicle and extensive federal and state compliance reporting requirements. Costs for equipment, fuel, drivers, insurance, maintenance, dispatchers, safety directors, clerical support and support equipment make the efficient operation of each vehicle an essential and complex part of fleet management. Accordingly, accurate and timely data collection and analysis enables managers of truck fleets to sustain and increase profitability.

        We believe the following trends significantly impact the trucking industry and result in increasing competitive pressures and an accelerated demand for information technology:

        o Deregulation. The deregulation of the trucking industry has caused increased competition and declining prices. This drives both industry consolidation and technology implementation, as trucking companies strive to become more efficient to remain competitive.

        o Increased operating costs. As the public has become increasingly concerned about the safety of large trucks, legislators have proposed legislation to regulate truck and driver safety. Industry leaders have proposed using electronic monitoring to ensure safe operation, in lieu of new legislation. In addition, fuel, insurance, driver salaries and other operating costs continue to increase. These trends encourage operators to utilize onboard information solutions to manage their fleets.

        o Driver shortage. There is an increasingly significant shortage of qualified drivers for fleet operators, which causes high driver turnover. As a result, fleet operators increasingly rely on technology to offset the increased costs of training, retaining and managing drivers.

        o E-commerce. As companies increasingly rely on just-in-time inventory management and seek to control and monitor inventories throughout their entire supply chain, they demand better service and increased capabilities from their trucking operators and vendors. In addition, as companies increasingly adopt Internet technologies to reduce communications costs, paperwork and processing times, trucking operators are forced to adopt technology to comply with the operating processes and systems of their customers. This trend encourages integration of onboard computers with the host information system of trucking companies.

        We believe there is, and will continue to be, significant demand in the transportation industry for onboard information technology, principally because the use of this technology enables truck operators to reduce expenses, respond to competitive pressures and improve customer service.

        In addition to management information needs, extensive operational data collection and reporting is mandated by federal and state agencies. For example, the Federal Highway Administration imposes strict work hour rules on drivers and requires maintenance of driver logs. Drivers of hazardous loads are subject to additional regulation and documentation requirements. Failure to maintain legally required driver logs may result in permanent license revocation, substantial fines, and, in the case of an accident, potential liability for the trucking company and its management. Although insurance companies, truck operators, industry leaders, the National Transportation Safety Board, manufacturers and leasing companies are in agreement that mandated electronic logs improve the accuracy of record keeping, FHWA regulations do not yet require onboard electronic driver logs.

        Extensive federal regulation is compounded by additional regulation in each of the 50 states. In general, states require trucks to pay state fuel taxes based on the amount of fuel consumed in their state. To comply with these regulations, drivers must record state border crossing and fuel purchase information. Many long haul vehicles cross up to 25 state borders per week, resulting in significant paperwork for the driver, the clerical staff of the carrier and the processor of the carrier's fuel tax returns. To complicate an already large paperwork requirement, these records must be maintained at the fleet home base as well as at the carrier's headquarters. Records must also be readily available for federal regulators to review driver log compliance.

        The commercial trucking industry is increasingly utilizing onboard information systems to respond to these competitive and regulatory pressures. As information technology plays a larger role in commercial trucking operations, the industry is trending away from proprietary, closed systems to standardized, platform independent, open systems that efficiently communicate, manipulate, transfer and store information while using computing hardware from different manufacturers. In order to complete the evolution to an open architecture for onboard information systems, truck manufacturers, hardware manufacturers and communications companies are developing hardware based on standardized operating systems. Also, technology suppliers to the trucking industry are adding capabilities to their systems, which blurs the traditional lines of competition for suppliers in the existing onboard computer market. Suppliers of onboard computers have added communications to their existing closed systems to enable trucks in the field to communicate with their home offices. Similarly, traditional communications providers are adding applications to provide some of the functionality of the traditional suppliers of onboard computers. We provide the applications required by hardware manufacturers and communications providers by integrating our XataNet applications across different hardware platforms and operating systems. This is possible because our XataNet system "floats" over the hardware's operating system making it platform independent. In addition, XataNet represents the first onboard computing solution capable of integrating information gathered onboard individual trucks to the host systems used by fleet operators, asset owners and truck manufacturers.


TARGET MARKETS

        There are approximately 4 million heavy-duty trucks operating in the United States. Fleets employ an even greater number of lighter duty trucks. These fleets consist of private fleets, truckload carriers and less-than-truckload carriers. Within the overall fleet market, owners of trucks may operate their own fleets or lease fleets to other operators of private fleets, truckload carriers, or less-than-truckload carriers. The segments of the trucking industry which we target are as follows.

        PRIVATE FLEETS

        The costs associated with purchasing an integrated hardware and software solution for onboard computing typically requires a minimum fleet size in order to recover the fixed costs of the investment. As a result, we target our ONBOARD solutions to private fleets (many of which are owned and operated by Fortune 500 companies) that operate over 15 heavy-duty trucks. We believe our introduction of XataNet will allow us to significantly expand our market share among private fleets, because smaller fleets are able to purchase individual XataNet software applications that target their specific information needs and will use our Internet based host system to collect, process, and present their data. We believe these smaller fleets represent a significant new market opportunity.

        ASSET OWNERS

        The asset owner market consists of large leasing and logistics companies such as Penske, Rollins, Ruan, Ryder, and NationaLease. The asset owner market requires products and systems that remotely retrieve data without driver interface. We believe the industry trends mentioned above will increase the information needs of asset owners, and that our new XataNet products to will allow us to significantly increase both our overall market share and penetration within this market. This new product line addresses asset owner demand for a basic, affordable system that provides functions such as automatic lease billing and fuel tax accounting without driver interface.

        TRUCK MANUFACTURERS

        The domestic truck manufacturing market includes manufacturers Freightliner (division of Daimler Benz), International (division of Navistar International Transportation Corp.), PacCar Inc. (Kenworth and Peterbilt), and Volvo Group (Mack and Volvo Trucks). Over the past decade, the trucking industry has embraced the same use of computer technology as the automotive industry. As a result, the mechanical systems of new trucks are almost entirely computer controlled. By adopting technology, manufacturers are able to produce vehicles that are more fuel efficient, more reliable and have better safety features. As manufacturers develop technology reliant vehicles, they demand software and hardware compatible with their vehicle computer programs and peripheral displays so that they can store, retrieve and update real-time vehicle performance data. We have an agreement with Mack whereby we provide the hardware modules and software applications that will allow Mack to address this need.

        OTHER MARKETS

        We believe our new XataNet system can be successfully introduced into other markets because of its open system architecture and platform independence. For example, we believe that with modest modifications our XataNet applications could be successfully marketed in the truckload carrier market, light-duty delivery market, agricultural market, the off-road construction market, the rail and container market, the transit market, and many opportunities internationally.


COMPETITION

        Sophisticated onboard communication systems were introduced to the heavy-duty trucking market in the late 1980's to provide nationwide two-way communication between vehicles and management sites. Qualcomm, Inc., a California-based company that produces and markets a satellite based vehicle tracking and communication system, has captured a significant portion of the onboard communications market. In March 2001, Qualcomm acquired the assets of Eaton Corporation's Trucking Information Services business unit, including its FleetAdvisor fleet management product line. Qualcomm is currently integrating the FleetAdvisor software with its mobile hardware and communication systems. In addition to Qualcomm, we currently believe our primary direct competitors to be Tripmaster Corporation, CADEC Corporation and Traxis Inc. We also compete with many companies that offer a portion of our total solution.

        We believe the nature and sources of competition in our industry are rapidly evolving and, in the future, that these changes will require us to adapt our existing products and to develop new products which facilitate the collection, processing and communication of onboard information throughout the transportation network and the entire supply chain. This will likely involve the development of new technologies and the adaptation of new and existing products to be compatible with products and services provided by others in the industry, including others who we may consider to be competitors in one or more lines of our business.


OUR PRODUCTS AND SERVICES

        XATA ONBOARD SYSTEM AND OPCENTER(TM) FLEET MANAGEMENT SOFTWARE

        Our XATA ONBOARD system enables managers to achieve measurable fleet performance and productivity improvements by integrating onboard technology into the fleet management process. The XATA ONBOARD system consists of four basic components:

        o   Driver Computer

        o   Driver Key

        o   Data Station

        o   OpCenter(TM) Fleet Management Software

        The Driver Computer has a large, touch-sensitive, easy-to-read, user-friendly screen that provides instant feedback to the driver. Our Driver Computer is highly accepted among drivers because it is easy to use and acts as an onboard information advisor. Each driver has an electronic Driver Key that stores his identity, log, dispatch and trip data and is a means of electronically transferring information to and from the Driver Computer and Data Station. Data Stations contain the same hardware as the Driver Computer, but utilize different software. Data Stations are located where drivers begin and end their trips, and provide dispatch data on a Driver Key at the beginning of each trip and offload actual trip data from the Driver Key at the end of each trip.

        The latest version of our OpCenter Fleet Management Software, released in September 2001, operates in a multi-user, Windows NT environment and is capable of managing multiple fleets over a wide area network. This software collects, validates and processes data recorded by a fleet's network of Driver Computers and Data Stations. OpCenter provides a decision support system for the entire distribution team. This system reduces operating costs, improves safety, streamlines compliance reporting, and automates data collection for other systems. By integrating all fleet operations under one Windows NT-based desktop workstation, our suite of intelligent applications help users efficiently measure fleet performance, resolve exception conditions, monitor ongoing operations and perform detailed analysis. Using OpCenter on a desktop workstation, the operations manager can access the information stored on the fleet's Driver Computers and Data Stations, which store the information in SQL databases.

        XATA APPLICATION MODULE AND POSITION PLUS(TM) GPS

        The XATA Application Module is our next generation mobile computing and communication platform for both our XATA ONBOARD and XataNet systems. It incorporates a powerful, rugged microprocessor with a twelve channel GPS (Global Positioning System) receiver to process data and record vehicle location and is housed in a UV resistant plastic dome and a rugged aluminum base. The module's optional communication features can transfer data wirelessly via either spread spectrum or through the Cingular wireless communication network. It can be mounted on a mirror strut, faring strut, or any other location that has a clear GPS signal path. The self-locking sealed cable connector requires no screws or bolts and seals the module and cable from outside elements.

       When coupled with a Driver Computer in a XATA ONBOARD system, the XATA Application Module and Driver Computer form a client/server system which can execute multiple onboard applications in a multi-tasking real time environment while providing extensive connectivity to vehicle networks, peripheral devices, and other servers.

        The XATA Application Module serves as a complementary application platform for XATA's ONBOARD computer system by providing:

        o   processing and memory resources for more advanced applications;

        o connectivity to multiple peripheral devices, such as handheld displays or mobile printers;

        o   the capability to use a Global Positioning System;

        o   support for wireless communications;

        o   increased systems integration in the vehicle; and

        o   an architecture that is modular, scalable, and expandable.

        Position Plus(TM) GPS is a software application suite that utilizes the XATA Application Module and its built-in GPS receiver to add date, time and vehicle position to the information supplied by the XATA ONBOARD system. Position Plus(TM) GPS consists of five applications: Hands Free State Crossing, GPS Logs, GPS Locations, Onboard Compass and GPS Mapping.

        SMARTCOM(TM)

        SmartCom is a suite of communications applications that complements our onboard logistics applications and fleet management software. By integrating real-time communications, SmartCom provides immediate access to critical onboard information. SmartCom's real-time notification is triggered by user-defined onboard conditions, ensuring that only critical information is reported to fleet management. Detecting and processing of exception conditions only improves operating efficiency while minimizing recurring communication charges.

        We use a network independent approach to deliver SmartCom's communications capabilities. Our SmartCom wireless communication system provides customers the flexibility to choose from several communication modes to ensure the least costly, most efficient manner in which to send and receive fleet information. Communication modes currently include our Driver Key, Spread Spectrum, Cingular Wireless Network, and Qualcomm Satellite Communications Modem.

        THE XATANET SYSTEM

        Our newest products under development are the evolution of our core XATA ONBOARD applications to XataNet, a Java and Internet based open system architecture that is independent of any hardware platform and communications network. XataNet allows our customers to install only the specific solutions needed and to scale their hardware configurations to their specific needs, as these applications do not require an integrated system to function. Also, XataNet dramatically reduces training time and expense because the system allows information from certain applications to be automatically sent to the customer's operations center and allows additional applications to be downloaded electronically to trucks in the field.

        The XataNet system is an integrated network of platform managers that exist on vehicles, at enterprise management sites, at yard data exchange sites, at any authorized user "browser" access site, and in our centralized solutions site. Specifically, the major components of the XataNet system are:

        o XataNet Mobile - An onboard platform-independent operating system that manages the vehicle data network interface, GPS, wireless communication, application management, driver interfaces and other peripheral devices. It supports, via a Java virtual machine, any mix of Java based independent software applications. This system operates on our XATA Application Module, as well as hardware platforms manufactured by others.

        o XataNet Server - An Internet based server that collects information from XataNet Mobile and XataNet Gateway systems, processes and stores that information, and presents the information to users on demand and by automatic exception communication. This server is designed to handle large enterprises, multiple fleets, and multiple carriers in a single centralized system while allowing secure access to specific data by users that can use an Internet browser from any PC from any location.

        o XataNet Gateway - A PC based system that is located at fleet specified sites to exchange data with drivers and vehicles that choose to utilize a yard based communication capability and/or portable data devices. The XataNet Gateway connects to yard antennas and/or portable data devices to exchange data with drivers or vehicles. The gateway is also connected to the Internet which allows data exchange with a XataNet Server and directly with authorized system users. This system component is not required if the enterprise chooses to use wide area wireless communication networks for data exchange.

        o XataNet Store - This Internet based system is an electronic store containing applications software that can be selected by fleet operators for distribution to selected vehicles and management sites. Customer system administrators can access the XataNet Store to review the available software solutions, select applications for trial use, and purchase licenses for production use.

        The underlying philosophies of our XataNet product line are modularity, platform independence, economy to match customers' requirements, and user managed system evolution. We currently offer a Vehicle Owner System that includes a roof mounted XATA Application Module that contains the XataNet Mobile system and selected applications. No driver training is required because this system does not require a driver interface. This immediately benefits vehicle owners and provides for the future expansion of software applications and hardware modules as future requirements unfold.

        XataNet allows customers to transmit additional applications in real-time directly to vehicles on the road by using the XataNet wireless application management system. This centrally managed software capability is a major improvement over historical methods that required technicians to physically connect to each truck for system upgrades. XataNet will provide significant benefits to our customers in the form of scalable, customer specific solutions for asset owners, truck manufacturers and fleet operators.

        XATASERV

        XATAServ is our comprehensive customer service and technical support program, offering a wide range of support options designed to provide customer-focused solutions for operation of any of our onboard systems. Our customer service mission is to develop, communicate and deliver a comprehensive goal attainment and support program that ensures our customers' success with our applications by providing the tools, training and knowledge necessary to identify and maximize their return on investment. XATAServ is typically purchased at the time of the initial order and provides assistance in all areas, beginning with rollout and installation, and including training and support of ongoing operations. Our XATAServ program is in addition to the limited warranty included in the base price of the system. We also offer management-level consulting services to provide our customers with information and advice on how to improve their usage of our products. These advanced training services are different from the basic training and support service for front-line staff. Our consultants advise the customers' management on use of the advanced capabilities of our systems to reduce operating costs and increase savings. They help answer critical questions about interpreting data and detecting trends that require more extensive experience and expertise than technical support.


SALE AND MARKETING

        DIRECT SALES

        We sell our onboard computer systems to the fleet trucking industry and logistics providers through our nationwide direct sales force. The efforts of our direct sales force are supported by our systems engineering staff, which has a strong working knowledge of the hardware and software configurations required by fleet operations, and by our technical support representatives, who have experience integrating our systems into fleets.

        We are currently focusing our sales and marketing efforts on transportation and logistics companies operating fleets of 15 or more vehicles within vertical markets that have experienced significant benefits from our systems. These vertical markets include food distribution, petroleum production and marketing, manufacturing and processing, and retail/wholesale delivery.

        We also use a combination of integrated marketing activities, including advertising, trade shows, the Internet, and direct mail, to gain exposure within our target markets. We exhibit our products at selected industry conferences to promote brand awareness. We actively pursue speaking opportunities at industry trade shows for our management staff, as well as for customers who have gained efficiencies in fleet operations using our technology.

        We have found the average sales cycle for our solutions to be six to twelve months. Customers typically compare multiple competing systems through conducting in-vehicle product evaluations before making a purchase commitment. Customers typically view a system purchase as a five-year technology commitment. After purchase, our sales force and customer service groups work with the customer to implement and install the system and train the drivers and system operators.

        ALLIANCES

        We believe we can increase our market share and successfully enter new markets by forming alliances with other technology vendors to the commercial trucking industry. We intend to continue to pursue arrangements that: (i) allow partners to market products that incorporate our technology and (ii) enable our company to expand our product offerings to include hardware or communications capabilities that we currently do not offer.

        We have developed a partnership with Symbol Technologies which authorizes Symbol to resell our products and services to their customers, including sales of our XataNet software applications operating on Symbol's mobile computing hardware. The partnership also allows us to resell Symbol's mobile computing and bar code scanning technologies to our customers. This partnership provides us the opportunity to target carriers that need mobile computing devices to scan inventory as it leaves the truck, as well as the onboard computer capabilities that our systems provide.

        Our partnership with Mack, which originated in 1998, allows Mack to enhance the functionality of its factory installed vehicle information system with our hardware modules and XataNet software applications. By having our solutions installed in the factory, the customers of truck manufacturers will be able to eliminate the installation "bottleneck" as their vehicles are delivered to them from the factory with an onboard information system already installed.

        We also have an agreement with Qualcomm which enables Qualcomm to enhance the functionality of their wireless communications applications with our XataNet applications. The arrangement also allows us to resell Qualcomm's wireless hardware modules to our customers that want to use Qualcomm's wireless network.


MAJOR CUSTOMERS

        Sales to Eby-Brown Company accounted for 10% of fiscal 2001 revenue. Sales to Publix Super Markets accounted for 11% of fiscal 2000 revenue. No other customer accounted for 10% or more of revenue in either of these fiscal years.


MANUFACTURING, PRODUCTION, AND QUALITY CONTROL

        We subcontract the manufacture and assembly of our major components, pursuant to our detailed specifications and quality requirements. All such suppliers have entered into confidentiality agreements with respect to our proprietary technology. We believe our current suppliers can provide production volumes to meet our anticipated increases in product demand and are not aware of any difficulty experienced by our suppliers in obtaining raw materials for manufacture. We believe that we would be able to access alternative sources of supply without material difficulty or disruption in our business if any of our suppliers failed in their commitments to us.


PATENTS, TRADEMARKS, AND COPYRIGHTS

        "XATA" is a trademark registered with the United States Patent and Trademark office. All computer programs, report formats, and screen formats are protected under United States copyright laws. In addition, we possess a design patent issued by the United States Patent and Trademark Office that covers the design of our Driver Computer display. We also claim trademark and trade name protection for the following: OpCenter, SmartCom, Position Plus, Yard Express and XataNet. We protect and defend our intellectual property rights vigorously.


RESEARCH AND DEVELOPMENT

        Our market position is based on our strong research and development capability and our market technology leadership. We believe that product development must continue in order to maintain this market position, to integrate industry requirements, to respond to market opportunities, and to keep abreast of technological change, which we expect to continue at a rapid pace. Along with customer-driven requirements, much of the impetus to adopt new technologies comes from logistics providers, suppliers, shippers, government, and other non-industry influences that encourage the use of reliable, low-cost technologies to increase overall industry efficiency. These new technologies include global positioning systems and advanced mobile communications (cellular, satellite, wireless, paging). Research and development expense was approximately $1.77 million in fiscal 2001 and $183,000 for fiscal 2000. Capitalized software development costs were $1.09 million in fiscal 2001 and $2.13 million for fiscal 2000.

EMPLOYEES

        As of September 30, 2001, our staff included approximately 60 employees and 5 independent contractors whose primary assignments are approximately as follows: 10 in administrative, finance, and MIS; 30 in sales, marketing, and customer support; 5 in logistics; and 20 in engineering, product design, and development.


EXECUTIVE OFFICERS

Biographies of our executive officers are as follows:

        WILLIAM P. FLIES, PRESIDENT, CHIEF EXECUTIVE OFFICER, SECRETARY
        Mr. Flies, age 59, is the founder, Chief Executive Officer, Secretary, and a principal shareholder of XATA. Mr. Flies served as Chief Executive Officer of our company from 1985 until December 1993 and as Chief Technology Officer from 1993 until resuming the CEO duties in September 2000. Mr. Flies founded Datakey, Inc. and served as its Chief Executive Officer from 1978 to 1984 and as its Chairman from 1978 through 1991. While at Datakey, he was granted numerous U.S. and foreign patents in portable data electronics. From 1969 to 1978, he was with Technalysis Corporation, a computer consulting firm, as Vice President of Systems Products and as President of KET, Inc., a subsidiary that produced mainframe memory and peripheral subsystems. Mr. Flies joined Univac in 1964 as a systems engineer after receiving degrees in mathematics, physics, and business administration from Minnesota State University.

        JOHN G. LEWIS, CHIEF OPERATING OFFICER, CHIEF FINANCIAL OFFICER
        Mr. Lewis, age 36, joined our company in January 2001 as Chief Financial Officer and was named Chief Operating Officer in December 2001. Before joining XATA, Mr. Lewis was Chief Financial Officer of St. Paul-based PrimeYield Systems, Inc., a company that designs and manufactures high-performance components used in the testing of semiconductor devices. Prior to that Mr. Lewis was President of Lewis Engineering Company, Chaska, MN. Lewis Engineering manufactures and sells products for the highway construction industry. Mr. Lewis graduated from Northwestern University with a BS in Industrial Engineering. He also earned an MBA from the J. L. Kellogg Graduate School of Management at Northwestern University.

        JOEL G. JORGENSON, VICE PRESIDENT - FLEET OPERATIONS
        Mr. Jorgenson, age 33, joined our company in 1991 as an Account Executive. Mr. Jorgenson held various positions in sales and sales support prior to being promoted to Director of Sales in 1997. Mr. Jorgenson was appointed Vice President, Sales in September 1999, and named Vice President, Fleet Operations in 2001. Mr. Jorgenson has extensive experience with trucking industry software and onboard technology for private fleet operations. He has presented at many industry conferences, including NPTC, ATA and FDI. Mr. Jorgenson holds a bachelors degree in business from Augsburg College.

        THOMAS N. FLIES, VICE PRESIDENT - BUSINESS PARTNERS
        Mr. Flies, age 32, leads our business partner operations with focus on introducing our new XataNet system to asset owners and truck manufacturers. Mr. Flies joined the company in 1990 and has served in various roles in product development, sales, marketing, and operations. He holds degrees in business and computer science from the University of St. Thomas. Mr. Flies is the son of William P. Flies, Chief Executive Officer.

INVESTMENT CONSIDERATIONS

        We do not have a long or stable history of profitable operations. From inception in 1985 through fiscal year 1994, we focused our efforts primarily on product development. During this time we had limited product marketing and distribution and incurred a cumulative loss of $5.81 million. We had operating profits in fiscal years 1995 and 1996. However, we experienced a combined net loss of $6.67 million in our fiscal years 1997 and 1998. These losses resulted in large part from the re-valuation and expensing of certain software acquired in 1996 business acquisitions. We generated net profits of $493,361 and $520,235 for fiscal years 1999 and 2000 respectively. In the fiscal year ended September 30, 2001 we incurred a net loss of $2.21 million due to increased product development and operating expenses. We cannot with any certainty predict if our operations will be profitable or generate positive cash flow in the future.

        We are dependent on key customers. We sell large orders to individual fleets and may be dependent upon a few major customers each year whose volume of purchases is significantly greater than that of other customers. During the fiscal year ended September 30, 2001, five customers, together, accounted for approximately 30% of net sales. Although we have experienced significant growth in our customer base, we are still dependent on continued purchases by present customers who continue to equip and upgrade their fleets. Loss of any significant current customers or an inability to further expand our customer base would adversely affect us.

        Our sales cycle is usually long. The period required to complete a sale of our systems can be a year or longer. The length of the sales cycle may result in quarter to quarter fluctuations in revenue. Our systems are technically complex, which usually means that the customer has to make an advance budget decision. The availability of new and other technologies also complicates and delays buying decisions.

        We have several larger competitors. Many of the companies who offer competitive products have greater financial and other resources than our company. These competitors offer products ranging in sophistication and cost from basic onboard recorders to advanced mobile satellite communication and information systems. Their products may offer better or more functions than ours or may be more effectively marketed. In addition, the nature and sources of competition in our industry are rapidly evolving and increasingly depend on the ability to deliver integration of multiple information systems. These systems must link trucking operations with other facets of the supply chain through a variety of sophisticated software and communications technologies. These changes reflect a trend toward integration of intra-company data with the larger external supply chain involving the flow of goods to markets. We must continue to adapt our existing products and develop new products that facilitate the collection, integration, communication and utilization of information throughout the entire supply chain. This may entail the development of new technologies and the adaptation of new and existing products to be compatible with products and services provided by others in the industry. These trends may require us to establish strategic alliances with other companies who may be competitors.

        We have a limited number of products and those products are concentrated in one industry. Although our systems have potential applications in a number of industries, to date we have targeted only the fleet trucking segment of the transportation industry. If this market segment experiences a downturn that decreases our sales, the development of new applications and markets could take several months or longer, and could require substantial funding. In addition, our future success is dependent in part on developing and marketing new software applications. We cannot assure you that new applications can be successfully developed or marketed in a timely manner.

        Our target market is highly cyclical. The fleet trucking segment of the transportation industry is subject to fluctuations and business cycles. We cannot predict to what extent these business cycles may result in increases or decreases in capital purchases by fleet managers. A significant downturn in the prospects of the fleet trucking segment of the transportation industry could have a material adverse effect on us. Although we had a backlog of approximately $2.1 million on December 1, 2001, which we believe to be firm, this backlog could decrease as a result of cancellations or reductions of orders in response to adverse economic conditions in the industry or other factors.

        The effectiveness of our selling efforts depends on knowledgeable staff. Sales of our products are dependent in part upon the salesperson's in-depth knowledge and understanding of our systems. This knowledge is attained through experience and training over a period of several months or longer. We must attract, train, and retain qualified personnel on a continuing basis. We may not be able to sustain or augment our sales and marketing efforts by retaining or adding personnel, and it is possible that increased sales and marketing efforts will not result in increased sales or profitability.

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

        Our products may quickly become obsolete. Our systems utilize proprietary software and an onboard touch-screen computer. Although we believe our proprietary software is more important in the capture and communication of operating data than the hardware on which the software operates, continued improvements in hardware may render our technology, including its software, obsolete. The field of PC-based software and hardware is constantly undergoing rapid technological change and we may not be able to react and adapt to changes in this field. Moreover, development by our competitors could make our system and services less competitive or obsolete. We believe that advancements in hardware and communications technology provide opportunities for us to form alliances with companies offering products complementary to our system and services, but we cannot assure that we can form alliances with such companies or that any such alliance will be successful. Our success depends, in large part, on our ability to anticipate changes in technology and industry standards, and develop and introduce new features and enhancements to our system on a timely basis. If we are unable to do so for technological or other reasons or if new features or enhancements do not achieve market acceptance, our business could be materially and adversely affected. We may encounter technical or other difficulties that could in the future delay the introduction of new systems or system features or enhancements.

        JDSTG, who is represented on our Board of Directors, and our current chief executive officer, who is also a director, individually and together own enough stock to exert significant influence over XATA. As of September 30, 2001, JDSTG and William P. Flies, our chief executive officer, owned approximately 31% and 15%, respectively, of our outstanding common stock. JDSTG has the ability to increase its ownership significantly through exercise of an option and conversion of a promissory note. (See Note 8 in the Notes to Financial Statements.) In addition, JDSTG is entitled to up to three representatives on our Board of Directors (JDSTG currently has two representatives on our 7-member Board) and benefits from certain restrictive covenants of XATA in connection with JDSTG's equity investments in the company. Mr. Flies is also a member of the Board of Directors and our chief executive officer. The combination of stock ownership and management positions of these persons enables them, individually and together, to a greater degree, to exercise significant influence over the company.

        We are dependent on key personnel. Our future success depends to a significant extent on the efforts of key management, technical, and sales personnel, particularly William P. Flies, our chief executive officer. We are the beneficiary of a $2.0 million key-person life insurance policy on Mr. Flies. The loss of Mr. Flies would adversely affect the Company's ability to provide leading edge technology to the transportation industry.

        We may need additional capital. Although we believe cash flow from operations, bank financing, and the debt and equity investment agreements with John Deere Special Technologies Group, Inc. ("JDSTG") will be sufficient to meet capital requirements for the foreseeable future, our cash needs may vary significantly from predictions. For example, if we do not generate anticipated cash flow, or if we grow at a rate faster than we anticipate, our predictions regarding cash needs may prove inaccurate and we may require additional financing. Our inability to obtain needed financing could have a material adverse effect on operating results. We cannot assure that we will be able to secure additional financing when needed or that financing, if obtained, will be on terms favorable or acceptable to us. Moreover, future financing may result in dilution to holders of our common stock.

        New Business Plan. In fiscal 2000, we reassessed our products and operations and adopted a plan focused on additional truck market segments that provide larger volume opportunities. In order to pursue these opportunities, we determined that additional equity was needed and that an investment by a strategic partner was the best means of obtaining this additional equity. To this end, John Deere Special Technologies Group, Inc. made an initial equity investment in August 2000 and an additional investment in July 2001. With this equity investment by a Fortune 100 company, we believe that we are positioned to pursue high volume truck market opportunities with our new software and hardware products. Although we believe that our financing, partnering, and product line has positioned us to pursue new markets, implementation of this plan entails the development and commercialization of new, leading-edge technology, which may encounter lack of customer acceptance, competition, problems in large-scale implementation, or other setbacks frequently encountered in commercialization of new products. Accordingly, there can be no assurance that this business plan will be successful.

        We may issue additional stock without shareholder consent. We have authorized 12,000,000 shares of common stock, of which 6,893,351 shares were issued and outstanding as of December 1, 2001. The Board of Directors has authority, without action or vote of the shareholders, to issue all or part of the authorized but unissued shares. Additional shares may be issued in connection with future financing, acquisitions, employee stock plans, or otherwise. Any such issuance will dilute the percentage ownership of existing shareholders. In addition, the Company is authorized to issue up to 283,333 shares of preferred stock. The Board of Directors can issue preferred stock in one or more series and fix the terms of such stock without shareholder approval. Preferred stock may include the right to vote as a series on particular matters, preferences as to dividends and liquidation, conversion and redemption rights and sinking fund provisions. The issuance of preferred stock could adversely affect the rights of the holders of common stock and reduce the value of the common stock. In addition, specific rights granted to holders of preferred stock could be used to restrict our ability to merge with or sell our assets to a third party.

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

        Anti-takeover provisions. Minnesota law provides Minnesota corporations with anti-takeover protections. These protective provisions could delay or prevent a change in control of our company by requiring shareholder approval of significant acquisitions of our voting stock. These provisions operate even when many shareholders may think a takeover would be in their best interests.


ITEM 2.  DESCRIPTION OF PROPERTY

        On April 4, 1997, we took occupancy of 20,588 square feet of office and warehouse space at 151 East Cliff Road in Burnsville, Minnesota. We signed a seven year, non-cancelable operating lease for this space, with initial rental payments of $12,010 per month, plus a pro rata share of the building operating expenses commencing June 1, 1997. The base rent increased to $14,810 on February 1, 1999, in part due to occupancy of an additional 4,800 square feet of warehouse space adjacent to the originally occupied space. Base rent will increase to $16,291 on June 1, 2002. As of September 30, 2001, 4,800 square feet of warehouse space is being subleased to Food Market Merchandising, Inc. on a month-to-month agreement. We believe our current space is adequate for our needs for the foreseeable future.


ITEM 3.  LEGAL PROCEEDINGS

        None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

                                     PART II

ITEM 5.  MARKET FOR THE COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        Effective June 1, 1999 our common stock began trading under the symbol "XATA" on the NASDAQ Small Cap Market. Prior to June 1, 1999, our common stock traded on the NASDAQ National Market, also under the symbol "XATA".

        The following table sets forth the quarterly high and low sale price per share as reported by the NASDAQ Small Cap Market for fiscal years 2000 and 2001.

                                                SALE PRICE
                                            --------------------
                FISCAL YEAR 2000                LOW       HIGH
                                                ---       ----
                First Quarter               $  2.625   $  4.000
                Second Quarter                 3.906      5.875
                Third Quarter                  3.500      6.000
                Fourth Quarter                 4.000      5.250


                                                SALE PRICE
                                            -------------------
                FISCAL YEAR 2001                LOW       HIGH
                                                ---       ----
                First Quarter               $  2.125   $  4.750
                Second Quarter                 2.250      4.000
                Third Quarter                  2.500      4.450
                Fourth Quarter                 3.000      3.950

        Our common stock is held by approximately 100 registered holders of record. Registered ownership includes nominees who may hold securities on behalf of multiple beneficial owners. We estimate the number of beneficial owners of our common stock to be 1,750.

DIVIDEND POLICY

        Except for dividends paid to the holders of Series A 8% Convertible Preferred Stock (from issuance in May 1999 until conversion in full in August
2000), we have never paid cash dividends on any of our securities. We have retained any earnings for use in our operations. Future dividend payments will be determined by our Board of Directors based upon our earnings, if any, our capital needs and other relevant factors.

RECENT SALE OF UNREGISTERED SECURITIES

        On February 8, 1999, we issued a warrant for the purchase of 25,000 shares of common stock exercisable at $1.75 per share to Edward T. Michalek. This warrant was in consideration for his agreement to serve as our interim chief executive officer. On April 30, 2000, the warrant was exercised in full on a cashless basis for 17,308 shares of common stock

        During May 1999, we sold 46,667 shares of Series A 8% Convertible Preferred Stock to several qualified investors at $15.00 per share. The shares were convertible into shares of our common stock at the rate of 10 shares of common stock for each share of preferred stock converted. All of the preferred shares, plus accrued unpaid dividends, have been converted to common stock.

        In August 2000, we entered into a Stock Purchase Agreement with John Deere Special Technology Group, Inc. ("JDSTG"). On August 31, 2000, we issued an aggregate of 630,000 shares of common stock under the agreement to JDSTG at $3.805 per share. A second purchase of 1,314,060 shares at $3.805 per share took place on July 5, 2001. JDSTG may acquire additional shares at the same price on and after August 1, 2001 by conversion of a promissory note (in the original principal amount of $1 million). Until December 31, 2002, JDSTG may acquire up to an additional 1,202,940 shares at a price equal to 82% of the market value of the shares during the 30 days preceding JDSTG's election to purchase.

        On September 7, 2001, we issued a warrant for the purchase of 10,000 shares of common stock exercisable at $3.69 per share to Stephen A. Lawrence. This warrant was in consideration for his service as chairman of our board of directors.

        All such securities have been issued in reliance upon the exemption from registration under Section 4(2) and/or Section 4(6) of the Securities Act of 1933.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

        The following discussion should be read in conjunction with the financial statements and the related notes included in this Report. This Report contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those in such forward-looking statements as a result of many factors, including those discussed in "Investment Considerations" and elsewhere in this Report.

PREFACE

        During the third quarter of fiscal 1998, we suspended sales of our Desktop Dispatch Pro(TM) ("DDPro") software product and reversed revenues on licenses sold as a result of the product's unacceptable performance under actual service conditions. We planned to re-introduce DDPro to the market in the spring of 1999; however in June 1999 we decided to seek a buyer for DDPro. As a result, we completed a valuation of the product, reduced the recoverable value of DDPro by $172,000, and ceased amortization as the product was being held for sale. During fiscal 2000 we further reduced the estimated net realizable value by an additional $400,000. Because we were not able to identify a buyer for DDPro as planned, we wrote off the remaining $400,000 of estimated net realizable value in fiscal 2001.

RESULTS OF OPERATIONS FOR THE YEARS ENDING SEPTEMBER 30, 2001 AND 2000

       Net Sales. Our net sales increased 10.5% to $13.99 million in fiscal 2001 compared to $12.66 million in fiscal 2000. Revenue from fleet product sales rose to $12.54 million in 2001 from $10.57 million in 2000, an increase of 19%. Service and other revenue declined to $1.45 million in 2001 from $2.09 million in 2000 due to a decline in software support contract fees. More of our customers opted for pay-as-you-go support in 2001 rather than committing to an annual support program. We are reviewing all of our support pricing in response to this shift. We anticipate that our total revenue for fiscal 2002 will exceed that of fiscal 2001 due to a strong order backlog at the beginning of the fiscal year, the expected introduction of additional XataNet applications, commercial availability of our new XATA Application Module and initial penetration of new markets.

        Cost of Goods Sold. Total cost of goods sold increased to $9.53 million, or 68% of net sales, in fiscal 2001 from $8.03 million, or 63% of net sales, in fiscal 2000. Cost of goods sold is impacted by product sales mix, order discounts and other variable and fixed expenses. Amortization of capitalized software development costs, a non-cash expense component of cost of goods sold, increased to $1.33 million in 2001 from $834,000 in 2000, primarily due to amortization of costs capitalized in the development of our new XataNet products. Excluding amortization of capitalized software, cost of goods sold totaled 59% of net sales in 2001 versus 57% of net sales in 2000. The slight increase in cost of goods sold as a percentage of net sales in the current year is due to the decrease in higher margin service revenue described in the previous paragraph.

        Operating Expenses. Operating expenses include research and development expenses, as well as selling, general and administrative expenses. Total operating expenses were $6.13 million, or 44% of net sales, in fiscal 2001 compared to $4.42 million, or 35% of net sales, in fiscal 2000. The increase in total operating expenses was primarily the result of increased research and development expenses.

        Research and development expenses were $1.77 million in fiscal 2001 compared to $183,000 in fiscal 2000. As planned, we are utilizing proceeds from the August 2000 and July 2001 equity investments by JDSTG for development of our XataNet, XATA Application Module and Fleet Enterprise products. Software development costs are capitalized after the establishment of technological feasibility of new products and later amortized to cost of goods sold based on the anticipated useful life of the product. The useful life of each product is determined based upon its anticipated future net revenues. In the three month period ended September 30, 2001, we did not capitalize any software development expenditures because the expenditures were on products that have not fully attained technological feasibility. In fiscal 2001, software development costs of $1.09 million were capitalized, compared to $2.43 (which includes a non-cash expense of $302,000) in fiscal 2000. We anticipate total expenditures for research and development and capitalized software development in fiscal 2002 will be at approximately the same level as that incurred in fiscal 2001, with the majority of such expenditures to occur as research and development expense.

        Selling, general and administrative expenses were $4.36 million in fiscal 2001 compared to $4.23 million in fiscal 2000, an increase of approximately $125,000. As a percentage of total revenue, these expenses decreased to 31% this year from 33% last year. This percentage decrease was due to increased efficiency of non-research and development related activities, as well as higher total revenue in the current year. Selling, general and administrative expenses for fiscal 2002 are expected to be higher than in fiscal 2001 due to increased staffing to manage anticipated revenue growth.

        Non-operating Income (Expense). Interest income totaled $57,000 in fiscal 2001 compared to $10,000 for fiscal 2000. The increase in interest income in the current year was due to interest earned on the remaining proceeds from the investments by JDSTG in August 2000 and July 2001. Interest expense was $226,000 in fiscal 2001 compared to $199,000 in fiscal 2000. The higher interest expense in fiscal 2001 was due to increased utilization of our bank line of credit prior to receiving proceeds from the July 2001 JDSTG investment. Other non-operating expenses for fiscal 2001 included a one-time charge of $400,000 to write off Desktop Dispatch Pro(TM) (DDPro), a non-core software product remaining from the fiscal 1999 Payne and Associates divestiture. We decided to write-off DDPro completely because we are no longer offering the product to customers and we have determined that the DDPro product line has limited value to any potential acquirer. Prior to the write-off, the DDPro asset was "held for sale" and was included in capitalized software development costs. Other non-operating expenses in fiscal 2000 included a $90,000 loss on the sale of the Key Logistics subsidiary.

        Income Taxes. During fiscal 2000, we determined that it was more likely than not that we would realize an income tax benefit for at least a portion of our net operating loss carryforward. As a result, we recorded an income tax benefit of $600,000. No additional income tax benefit was recorded in fiscal 2001. At September 30, 2001, we had federal net operating loss carryforwards of approximately $12.8 million. See Note 5 to the financial statements.

        Net Earnings (Loss). We incurred a net loss in fiscal 2001 of $2.21 million compared to net earnings of $520,000 in fiscal 2000. Higher fiscal 2001 overall revenue was offset by a decrease in profitable software service contract revenue, increased research and development expense, increased amortization of capitalized software, and the $400,000 write-off of DDPro. Fiscal 2000 net earnings included the recognition of a tax benefit in the amount of $600,000.

        Due to the high level of research and development expense planned for fiscal 2002, anticipated non-cash amortization and depreciation expenses, expenses associated with the introduction of our new XataNet and XATA Application Module products, and expenses associated with entering new markets, we expect to report a net loss for fiscal 2002.

LIQUIDITY AND CAPITAL RESOURCES

        Working capital at the end of fiscal 2001 totaled $5.35 million compared to working capital of $2.09 million at the end of fiscal 2000. The increase in working capital was the result of the July 2001 JDSTG investment and is evidenced by increases in cash and inventories and the payoff of our bank line of credit.

        Net cash used in operating activities during fiscal 2001 was $1.96 million resulting primarily from the $2.21 net loss for the fiscal year, an increase in inventories of $777,000, and reductions in accounts payable, accrued expenses and deferred revenue totaling $906,000, partially offset by $1.96 million of amortization, depreciation and other non-cash charges. Our high ending inventories resulted from our desire to have product available to avoid shortages experienced in previous years, combined with delayed receipt of several significant customer orders. We anticipate that continued growth of our business will result in increases in accounts receivable, accounts payable and inventories.

        Net cash used in investing activities of $1.30 million during fiscal 2001 resulted primarily from expenditures for software development of $1.09 million. We expect capital expenditures and capitalized software development costs for fiscal 2002 to be somewhat less than that incurred in fiscal 2001.

        Net cash provided by financing activities was $4.36 million during fiscal 2001, which included the $5.0 million proceeds from the July 2001 JDSTG equity investment offset by the payoff of our bank line of credit.

        In October, 1998 we entered into an asset based financing agreement with Norwest Business Credit, Inc. (now Wells Fargo Business Credit, Inc.) under which we were given a $1,500,000 line of credit, based on eligible accounts receivable and inventories. This financing arrangement replaced a credit facility of $1,000,000 with Norwest Bank, N.A. (now Wells Fargo Bank, N.A.). In November 1998, the agreement was amended to increase the credit facility to $2,000,000. This agreement automatically renews each October for successive one year periods unless otherwise terminated by us or the lender. During fiscal 2001, we were in compliance with all obligations of the credit agreement. As of September 30, 2001 we had no balance owing on this line of credit.

        We believe our current financing, line of credit and vendor terms will provide adequate cash to fund anticipated revenue growth and operating needs, for the foreseeable future. However, any significant new product development in the near term will require external funding. Moreover, it is possible that our cash needs may vary significantly from our predictions, due to failure to generate anticipated cash flow or other reasons. No assurance can be given that our predictions regarding our cash needs will prove accurate, that we will not require additional financing, that we will be able to secure any required additional financing when needed or at all, or that such financing, if obtained, will be on terms favorable or acceptable to us.

SUBSEQUENT EVENTS

        Our line of credit agreement with Wells Fargo Business Credit, Inc., previously Norwest Business Credit, Inc, automatically renewed for a one year period in October 2001. The terms of the agreement are unchanged.


ITEM 7.  FINANCIAL STATEMENTS

        Report of Independent Certified Public Accountants                      F-1
        Balance Sheets                                                          F-2 - F-3
        Statements of Operations                                                F-4
        Statements of Changes in Shareholders' Equity                           F-5
        Statements of Cash Flows                                                F-6
        Notes to Financial Statements                                           F-7 - F-15


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors
XATA Corporation

             We have audited the accompanying balance sheets of XATA Corporation (the Company) as of September 30, 2001 and 2000, and the related statements of operations, changes in shareholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

             In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of XATA Corporation as of September 30, 2001 and 2000, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.





                                       /s/ GRANT THORNTON LLP

Minneapolis, Minnesota
November 6, 2001

XATA CORPORATION

BALANCE SHEETS
SEPTEMBER 30, 2001 AND 2000

ASSETS                                                                     2001                 2000
--------------------------------------------------------------------------------------------------------
Current Assets
    Cash and cash equivalents                                           $ 2,031,432            $ 928,497
    Accounts receivables, less allowances for doubtful accounts
       of $245,000 in 2001 and $326,000 in 2000                           3,930,581            4,047,758
    Inventories                                                           1,235,078              458,250
    Prepaid expenses                                                        190,794              103,458
    Deferred income taxes                                                   600,000              600,000
                                                                       ---------------------------------
              TOTAL CURRENT ASSETS                                        7,987,885            6,137,963

Equipment and Leasehold Improvements, at cost
    Engineering and manufacturing equipment                                  26,924              703,635
    Office furniture and equipment                                          784,849            1,397,658
    Leasehold improvements                                                   24,948               38,064
                                                                       ---------------------------------
                                                                            836,721            2,139,357

    Less accumulated depreciation and amortization                         (470,816)          (1,754,600)
                                                                       ---------------------------------
              TOTAL EQUIPMENT AND LEASEHOLD IMPROVEMENTS                    365,905              384,757

Other Assets
    Capitalized software development costs, less accumulated
       amortization of $2,735,394 in 2001 and $1,415,976 in 2000          4,774,186            5,401,699
    Other                                                                        --               12,500
                                                                       ---------------------------------
              TOTAL OTHER ASSETS                                          4,774,186            5,414,199
                                                                       ---------------------------------
              TOTAL ASSETS                                             $ 13,127,976         $ 11,936,919
                                                                       =================================




See Notes to Financial Statements.

LIABILITIES AND SHAREHOLDERS' EQUITY                                             2001                 2000
-------------------------------------------------------------------------------------------------------------
Current Liabilities
    Bank line of credit                                                     $         --            $ 586,365
    Current maturities of long-term debt                                         253,990              168,482
    Accounts payable                                                           1,367,557            1,725,235
    Accrued expenses                                                             402,318              924,938
    Deferred revenue                                                             618,804              644,504
                                                                            ---------------------------------
              TOTAL CURRENT LIABILITIES                                        2,642,669            4,049,524


Long-Term Debt                                                                   629,936              788,944

Commitments                                                                           --                   --

Shareholders' Equity
    Preferred stock                                                                   --                   --
    Common stock, par value $0.01 per share; 12,000,000
       shares authorized in 2001 and 2000; 6,893,351 and
       5,580,179 shares issued in 2001 and 2000                                   68,933               55,802
    Additional paid-in capital                                                17,657,710           12,708,245
    Accumulated deficit                                                       (7,871,272)          (5,665,596)
                                                                            ---------------------------------
              TOTAL SHAREHOLDERS' EQUITY                                       9,855,371            7,098,451
                                                                            ---------------------------------
              TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                    $ 13,127,976         $ 11,936,919
                                                                            =================================



See Notes to Financial Statements.

XATA CORPORATION

STATEMENTS OF OPERATIONS
YEARS ENDED SEPTEMBER 30, 2001 AND 2000

                                                                                 2001                2000
-------------------------------------------------------------------------------------------------------------
Net sales                                                                   $ 13,992,601        $ 12,658,519
Cost of goods sold                                                             9,531,486           8,026,772
                                                                            --------------------------------
             GROSS PROFIT                                                      4,461,115           4,631,747

Operating expenses
    Research and development                                                   1,773,404             182,577
    Selling, general and administrative                                        4,358,638           4,233,648
                                                                            --------------------------------
                                                                               6,132,042           4,416,225
                                                                            --------------------------------

             OPERATING PROFIT (LOSS)                                          (1,670,927)            215,522

Non-operating income (expense)
    Interest income                                                               56,913               9,971
    Interest expense                                                            (226,157)           (199,090)
    Other                                                                       (365,505)           (106,168)
                                                                            --------------------------------
                                                                                (534,749)           (295,287)
                                                                            --------------------------------

             LOSS BEFORE INCOME TAXES                                         (2,205,676)            (79,765)

Income tax benefit                                                                    --             600,000
                                                                            --------------------------------
             NET EARNINGS (LOSS)                                            $ (2,205,676)          $ 520,235
                                                                            ================================

Net earnings (loss) per common share
    Basic                                                                          (0.37)               0.10
    Diluted                                                                        (0.37)               0.10

Weighted average common and common share equivalents
    Basic                                                                      5,898,768           4,581,319
    Diluted                                                                    5,898,768           5,062,337




See Notes to Financial Statements.

XATA CORPORATION

STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
YEARS ENDED SEPTEMBER 30, 2001 AND 2000


                                                        Preferred Stock           Common Stock
                                                 -------------------------- -------------------------
                                                   Shares        Amount       Shares       Amount
------------------------------------------------------------------------------------------------------
Balance, September 30, 1999                           46,667      $700,005    4,435,633     $ 44,356
    Common stock issued on exercise of
       options and warrants                               --            --       34,725          347
    Issuance of common stock                              --            --      630,000        6,300
    Preferred stock dividends paid in cash                --            --           --           --
    Preferred stock dividends paid in
       common stock                                       --            --       13,151          132
    Preferred stock converted to common stock        (46,667)     (700,005)     466,670        4,667
    Net earnings                                          --            --           --           --
                                                 -----------------------------------------------------
Balance, September 30, 2000                               --            --    5,580,179       55,802
    Common stock issued on exercise of
       options and warrants                               --            --       11,267          113
    Issuance of common stock                              --            --    1,314,060       13,140
    Redemption of common stock                            --            --      (12,155)        (122)
    Net loss                                              --            --           --           --
                                                 -----------------------------------------------------
Balance, September 30, 2001                               --           $--    6,893,351      $68,933
                                                 =====================================================


                                                  Additional
                                                    Paid-In      Accumulated
                                                    Capital        Deficit          Total
----------------------------------------------------------------------------------------------
Balance, September 30, 1999                        $ 9,502,255   $ (6,139,189)    $ 4,107,427
    Common stock issued on exercise of
       options and warrants                            100,207             --         100,554
    Issuance of common stock                         2,390,850             --       2,397,150
    Preferred stock dividends paid in cash                  --        (26,915)        (26,915)
    Preferred stock dividends paid in
       common stock                                     19,595        (19,727)             --
    Preferred stock converted to common stock          695,338             --              --
    Net earnings                                            --        520,235         520,235
                                                ----------------------------------------------
Balance, September 30, 2000                         12,708,245     (5,665,596)      7,098,451
    Common stock issued on exercise of
       options and warrants                             23,764             --          23,877
    Issuance of common stock                         4,986,860             --       5,000,000
    Redemption of common stock                         (61,159)            --         (61,281)
    Net loss                                                --     (2,205,676)     (2,205,676)
                                                ----------------------------------------------
Balance, September 30, 2001                        $17,657,710    $(7,871,272)    $ 9,855,371
                                                ==============================================


See Notes to Financial Statements.

XATA CORPORATION


STATEMENTS OF CASH FLOWS
YEARS ENDED SEPTEMBER 30, 2001 AND 2000

                                                                                 2001                 2000
-------------------------------------------------------------------------------------------------------------
Cash used in Operating Activities
Net earnings (loss)                                                         $ (2,205,676)           $ 520,235
Adjustments to reconcile net earnings (loss) to net cash used in operating activities:
    Depreciation and amortization of equipment and leasehold improvements        225,031              266,135
    Amortization of capitalized software development costs and other assets    1,331,918              834,437
    Provision (reversal) for bad debts                                           (81,000)              64,005
    Deferred income taxes                                                             --             (600,000)
    Write-off of software product and other non-cash items                       406,387              400,000
    Stock warrants issued for consulting services                                     --               53,500
    Loss on sale of product line                                                      --               89,687
    Changes in assets and liabilities:
       Accounts receivable                                                       136,896           (2,476,132)
       Inventories                                                              (776,828)             179,463
       Accounts payable                                                         (357,678)             554,520
       Accrued expenses and deferred revenue                                    (548,320)            (327,270)
       Prepaid expenses and other assets                                         (87,336)              26,600
                                                                            ---------------------------------
              NET CASH USED IN OPERATING ACTIVITIES                           (1,956,606)            (414,820)
                                                                            ---------------------------------

Cash used in Investing Activities
    Principal payments received on notes receivable                                   --               10,458
    Purchase of equipment                                                       (212,566)            (122,135)
    Proceeds from sale of product line                                                --              225,000
    Addition to software development costs                                    (1,091,905)          (2,130,449)
                                                                            ---------------------------------
              NET CASH USED IN INVESTING ACTIVITIES                           (1,304,471)          (2,017,126)
                                                                            ---------------------------------

Cash provided by Financing Activities
    Net (payments) borrowings on bank line of credit                            (586,365)             348,970
    Proceeds from borrowings on long-term debt                                   152,356            1,047,858
    Payments on long-term debt                                                  (225,856)            (576,572)
    Proceeds from common stock issued                                          5,000,000            2,397,150
    Proceeds from options and warrants exercised                                  23,877               47,054
    Preferred stock dividends paid                                                    --              (26,915)
                                                                            ---------------------------------
              NET CASH PROVIDED BY FINANCING ACTIVITIES                        4,364,012            3,237,545
                                                                            ---------------------------------

              INCREASE IN CASH AND CASH EQUIVALENTS                            1,102,935              805,599

Cash and Cash Equivalents
    Beginning                                                                    928,497              122,898
                                                                            ---------------------------------
    Ending                                                                   $ 2,031,432            $ 928,497
                                                                            =================================

Supplemental Disclosures of Cash Flow Information
    Cash payments for interest                                               $   229,652            $ 213,234

Supplemental Schedule of Noncash Investing and Financing
  Activities
    Preferred stock dividends paid in common stock                           $        --            $  19,727
    Redemption of common stock in exchange for release of
      note receivable                                                             61,281                   --
                                                                             ================================

XATA CORPORATION

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 1.  NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS: XATA Corporation ("XATA" or the "Company") develops, markets, and services fully integrated, mobile information systems for the fleet trucking segment of the transportation industry in the United States of America and Canada. XATA systems utilize proprietary software, onboard touch-screen computers, and related hardware components and accessories to capture, analyze, and communicate operating information that assists fleet management in improving productivity and profitability.

The majority of the Company's sales are on a credit basis to customers located throughout the United States of America.

A summary of the Company's significant accounting policies follows:

REVENUE RECOGNITION: Revenue for sales of the Company's systems is recognized when it is realized and earned. This generally does not occur until all of the following are met: persuasive evidence of an arrangement to purchase exists, delivery has occurred, the price is fixed and collectibility is reasonably assured. Pursuant to certain contractual arrangements, revenues are recognized for completed systems held at the Company's warehouse pending the receipt of delivery instructions from the customer. At September 30, 2001, the Company had approximately $267,000 of systems awaiting specific delivery instructions on hand that had been billed to those customers. Revenue from extended warranty and service support contracts is deferred and recognized ratably over the contract period.

CASH AND CASH EQUIVALENTS: For purposes of reporting cash flows, the Company considers all highly liquid temporary investments with an original maturity of three months or less to be cash equivalents. The Company maintains its cash in bank deposit and money market accounts, which, at times, exceed federally insured limits. The Company has not experienced any losses in such accounts.

FAIR VALUE OF FINANCIAL INSTRUMENTS: The financial statements include the following financial instruments: cash and cash equivalents, accounts receivable, accounts payable and bank debt. At September 30, 2001 and 2000, no separate comparison of fair values versus carrying values is presented for the aforementioned financial instruments since their fair values are not significantly different than their balance sheet carrying amounts.

ACCOUNTS RECEIVABLE: The Company grants credit to customers in the normal course of business. Management performs on-going credit evaluations of customers and maintains allowances for potential credit losses which, when realized, have generally been within management expectations.

INVENTORIES: Inventories are stated at the lower of cost or market. Cost is determined on the standard cost method, which approximates the first-in, first-out method.

XATA CORPORATION

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 1.  NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

CAPITALIZED SOFTWARE DEVELOPMENT COSTS: Software development costs incurred after establishing technological feasibility are capitalized. These costs are amortized to cost of goods sold beginning when the product is first released for sale to the general public. Amortization is at the greater of the amount computed using the ratio of current gross revenues for the product to the total of current and anticipated future gross revenues or the straight-line method over the remaining estimated economic life of the product (two to five years).

The Company reviews its long-lived assets periodically to determine potential impairment by comparing the carrying value of the long-lived assets with estimated future cash flows expected to result from the use of the assets, including cash flows from disposition. Should the sum of the expected future cash flows be less than the carrying value, the Company would recognize an impairment loss. An impairment loss would be measured by comparing the amount by which the carrying value exceeds the fair value of the long-lived assets. In fiscal 2001, the Company recorded a charge of $400,000 included in non-operating expense to write off Desktop Dispatch Pro(TM) (DDPro), a non-core software product remaining from the fiscal 1999 Payne and Associates divestiture. The Company took this action because it no longer offers the product to customers and determined the DDPro product line to have limited value to any potential acquirer. The DDPro asset was considered "held for sale" and was included in capitalized software development costs. In fiscal 2000, the Company recorded an impairment loss of $400,000 for capitalized software development costs. This loss was included in cost of goods sold.

RESEARCH AND DEVELOPMENT COSTS: Expenditures for research and development activities performed by the Company are charged to operations as incurred.

DEPRECIATION AND AMORTIZATION: Depreciation and amortization for financial reporting purposes are computed using the straight-line method based on the estimated useful lives of individual assets. Depreciation and amortization for income tax reporting purposes are computed using accelerated methods. Depreciable lives are as follows:

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

XATA CORPORATION

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 1.  NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

401(K) PLAN: The Company has a 401(k) plan covering substantially all employees. The Company may make annual contributions to the plan at the discretion of the Board of Directors. Expenses for discretionary contributions under the Plan for the years ended September 30, 2001 and 2000 were $10,800 and $20,000.

NET EARNINGS (LOSS) PER SHARE: Basic net earnings (loss) per common share is computed by dividing net earnings (loss) available to common shareholders by the weighted average common shares outstanding for the year. Diluted net earnings
(loss) per common share reflect the dilutive effect of stock options and warrants, and assume the conversion of preferred stock and related earnings adjustments.

At September 30, 2001 and 2000, the Company had options and warrants outstanding to purchase a total of 673,312 and 638,148 shares of common stock, at a weighted-average exercise price of $3.40 and $4.16. However, because the Company incurred a loss in fiscal 2001, the inclusion of potential common shares in the calculation of diluted net loss per common share would have an antidilutive effect. Therefore, basic and diluted net loss per common share amounts are the same in fiscal 2001.

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

RECLASSIFICATIONS: Certain 2000 amounts have been reclassified to conform to the 2001 presentation.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS:

Accounting for Business Combinations, Goodwill and Other Intangibles

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 141, Business Combinations, and SFAS 142, Goodwill and Other Intangible Assets. These pronouncements, among other things, eliminate the pooling-of-interest method of accounting for business combinations and require intangible assets acquired in business combinations be recorded separately from goodwill. The pronouncements also eliminate the amortization of goodwill and other intangible assets with indefinite lives. SFAS 141 and the nonamortization provisions of SFAS 142 are effective for purchase business combinations completed after June 30, 2001. The remaining provisions of SFAS 142 are effective for the Company beginning October 1, 2002. Management does not believe the adoption of these pronouncements will have a material affect on the Company as the Company does not have any goodwill or other intangible assets with indefinite lives.

XATA CORPORATION

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


Accounting for the Impairment or Disposal of Long-Lived Assets

In September 2001, the FASB issued SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 supercedes SFAS 121 and further clarifies the accounting for disposals of long-lived assets. This statement is effective for the Company beginning October 1, 2002. Management does not believe the adoption of this pronouncement will have a material effect on the Company.


NOTE 2.  INVENTORIES

Inventories consist of the following:


                                                          September 30
                                                  ----------------------------
                                                      2001              2000
                                                  -----------        ---------
 Raw materials and subassemblies                    $ 158,098        $ 145,375
 Finished goods                                     1,076,980          312,875
                                                  -----------        ---------
 Total inventories                                $ 1,235,078        $ 458,250
                                                  ===========       ==========



NOTE 3.  BANK LINE OF CREDIT

The Company has a $2,000,000 credit line agreement with a financial institution. Advances under the line of credit accrue interest at prime rate plus 2 percent (effective rate of 8.0 percent at September 30, 2001 and 11.5 percent at September 30, 2000). The line is subject to borrowing base requirements and is collateralized by substantially all the assets of the Company. The agreement expires in October 2002 and will be automatically renewed for one year unless previously cancelled by either the Company or the bank. As of September 30, 2001 the Company had no balance owing on the credit line. Management is currently negotiating financial covenants associated with the line of credit for fiscal year 2002.


NOTE 4.  LONG-TERM DEBT

Long-term debt consists of the following:


                                                                           September 30
                                                                   ----------------------------
                                                                      2001             2000
                                                                   ---------         ---------
 Note payable, due in monthly installments of $20,569 including interest at Prime plus 2% (8.0% and 11.5% at September 30,
      2001 and 2000) through April 2005, collateralized by all
      inventories, equipment and intellectual rights to XataNet
      software (See Note 8 regarding right to convert to common
      stock)                                                       $ 751,332         $ 923,767
 Other                                                               132,594            33,659
                                                                   ---------         ---------
                                                                     883,926           957,426

 Less current maturities                                             253,990           168,482
                                                                   ---------         ---------
 Net long-term debt                                                $ 629,936         $ 788,944
                                                                   =========         =========

XATA CORPORATION

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 5.  INCOME TAXES

The Company's deferred tax assets and liabilities are as follows:



                                                                         September 30
                                                                 ----------------------------
                                                                    2001             2000
                                                                 -----------     ------------
 Inventory and warranty reserve                                  $    78,000         $ 50,000
 Accrued expenses and deferred revenue                                71,000           89,000
 Accounts receivable and sales reserve                               117,000          130,000
 Research and development credit                                     506,000          425,000
 Net operating loss carryforwards                                  4,723,000        4,140,000
                                                                 -----------     ------------
 Gross deferred tax assets                                         5,495,000        4,834,000

 Valuation allowance on deferred tax assets                       (2,856,000)      (1,965,000)
                                                                 -----------     ------------
 Net deferred tax assets                                           2,639,000        2,869,000

 Software development costs                                       (1,910,000)      (2,161,000)
 Depreciation                                                       (129,000)        (108,000)
                                                                 -----------     ------------
 Gross deferred tax liabilities                                   (2,039,000)      (2,269,000)
                                                                 -----------     ------------
 Net deferred tax asset                                          $   600,000     $    600,000
                                                                 ===========     ============



The Company periodically reviews the valuation allowance it has established on its deferred tax assets. The Company recorded a net deferred tax asset of $600,000 to reflect its estimate of the amount of net deferred tax assets it believes is more likely than not to be realized. Realization of deferred tax assets is dependent upon sufficient future taxable income during periods when deductible temporary differences and carryforwards are expected to be available to reduce taxable income. The amount of the net deferred tax assets considered realizable could be reduced in the future if actual future taxable income is lower than estimated, or if there are differences in the timing or amount of future reversals of existing taxable temporary differences.

The Company's income tax benefit differed from the statutory federal rate as follows:

                                                                        September 30
                                                                  --------------------------
                                                                     2001             2000
                                                                  ----------        --------
 Statutory rate applied to loss before income taxes               $ (750,000)       $ (27,000)
 State income tax benefit                                            (94,000)              --
 Permanent differences                                                21,000               --
 Change in valuation allowance                                       891,000         (875,000)
 Change in tax rate used on net operating loss carryforward                -          310,000
 Other                                                               (68,000)          (8,000)
                                                                  ----------        ---------
                                                                          --         (600,000)

 Current                                                                  --               --
 Deferred                                                                 --         (600,000)
                                                                  ----------        ---------
                                                                  $       --        $(600,000)
                                                                  ==========        =========

XATA CORPORATION

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


At September 30, 2001, the Company has federal net operating loss carryforwards of approximately $12,765,000 expiring as follows: $221,000 in 2009, $1,255,000 in 2012, $4,439,000 in 2018, $4,427,000 in 2019, $846,000 in 2020, and
$1,577,000 in 2021.

At September 30, 2001, the Company has research and development credit carryforwards of approximately $506,000 expiring as follows: $30,000 in 2009, $10,000 in 2010, $94,000 in 2011, $146,000 in 2012, $85,000 in 2018, $60,000 in
2019, and $81,000 in 2021.


NOTE 6.  COMMITMENTS

The Company leases its office, warehouse, and certain office equipment under noncancelable operating leases. The facility lease requires that the Company pay a portion of the real estate taxes, maintenance, utilities and insurance.

Approximate future minimum rental commitments, excluding common area costs under these noncancelable operating leases, are:

 Years ending September 30:
---------------------------
      2002                                  $ 223,000
      2003                                    202,000
      2004                                    137,000
                                            ---------
                                            $ 562,000
                                            =========


Rental expense, including common area costs and net of rental income, was approximately $331,000 and $265,000 for the fiscal years ended September 30, 2001 and 2000.


NOTE 7.  STOCK OPTIONS AND WARRANTS

STOCK OPTION PLANS: In March 2001, the Company adopted a 2001 Interim Incentive and Stock Option Plan (the Interim Plan) to replace its 1991 Long-Term Incentive and Stock Option Plan (the 1991 Plan), which expired in accordance with its terms on June 3, 2001. Expiration of the 1991 Plan does not affect the options previously issued and outstanding under that plan; however, no additional options or awards may be granted under the 1991 Plan after the date of expiration.

The Interim Plan permits the granting of "incentive stock options" meeting the requirements of Section 422 of the Internal Revenue Code of 1986, as amended, and nonqualified options that do not meet the requirements of Section 422. Stock appreciation rights and restricted stock awards may also be granted under the Interim Plan. A total of 190,000 shares of the Company's common stock have been reserved for issuance pursuant to options granted or shares awarded under the Interim Plan. Generally, the options that have been granted under the Interim Plan are exercisable for a period of five years from the date of grant and vest over a period of up to three years from the date of grant.

XATA CORPORATION

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


All stock options have been granted at fair market value at the date of grant, and accordingly, no compensation expense has been recorded for all periods presented. Had compensation cost for the plan been determined based on the fair values of options granted, reported net earnings (loss) and basic and diluted net earnings (loss) per common share on a pro forma basis as compared to reported results would have been as follows:


                                                                      2001              2000
                                                                 -------------       ---------
 Net earnings (loss)
      As reported                                                $ (2,205,676)       $ 520,235
      Pro forma                                                    (2,711,676)         225,535
 Basic net earnings (loss) per common share:
      As reported                                                     $ (0.37)          $ 0.10
      Pro forma                                                         (0.46)            0.04
 Diluted net earnings (loss) per common share:
      As reported                                                     $ (0.37)          $ 0.10
      Pro forma                                                         (0.46)            0.04


For purposes of the aforementioned pro forma information, the fair value of each option is estimated at the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions for grants in 2001 and 2000: dividend rate of zero for both years; price volatility of 66% for 2001 and 92% for 2000; risk-free interest rate of 4.0% for 2001 and 6.3% for 2000; and expected life of five years for 2001 and four years for 2000. The weighted-average fair value per option of options granted in 2001 and 2000 was $1.90 and $3.07.

Additional information relating to all outstanding options as of September 30, 2001 and 2000 is as follows:



                                                   2001                        2000
                                          ---------------------        --------------------
                                                      Weighted-                   Weighted-
                                                       Average                     Average
                                                      Exercise                    Exercise
                                          Shares        Price          Shares       Price
                                         --------    ----------       --------    ---------
 Options outstanding at beginning
    of year                               544,670        $ 3.96        646,215       $ 4.85
           Options granted                248,500          3.26        150,102         4.08
           Options exercised              (11,267)         2.12        (16,917)        2.78
           Options canceled              (162,069)         4.89       (234,730)        6.54
                                         --------    ----------       -------- ------------
 Options outstanding at end of year       619,834        $ 3.47        544,670       $ 3.96
                                         ========    ==========       ======== ============


The following table further summarizes information about stock options outstanding at September 30, 2001:

                                        Options Outstanding              Options Exercisable
                              -------------------------------------- ---------------------------
                                               Weighted-
                                  Number       Average      Weighted       Number       Weighted
                              Outstanding at   Remaining    Average    Exercisable at    Average
                               September 30,  Contractual   Exercise    September 30,   Exercise
 Range of exercise price           2001       Life (Years)   Price          2001          Price
--------------------------   --------------------------------------  ---------------------------
 $1.16 - $1.75                     61,808         2.3      $  1.46          43,703     $   1.46
 $1.84 - $2.70                     29,925         2.3         2.35          19,366         2.32
 $2.87 - $4.25                    402,767         3.7         3.36         143,840         3.43
 $4.37 - $5.94                    110,084         2.9         4.84          51,085         5.19
 $5.94 - $7.00                     15,250         1.0         6.77          15,250         6.77
                            --------------------------------------   --------------------------
                                  619,834         3.3      $  3.47         273,244     $   3.55
                            ======================================   ==========================

XATA CORPORATION

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


COMMON STOCK WARRANTS: The Company has, on occasion, issued warrants for the purchase of common stock to directors, consultants and placement agents. Compensation expense associated with the warrants issued to consultants has not been material. At September 30, 2001, warrants were outstanding to purchase a total of 53,478 shares of common stock at a weighted-average exercise price of $2.54 per share, with a weighted-average remaining life of approximately 2.76 years.


NOTE 8.  CAPITAL STOCK

PREFERRED STOCK
The Company is authorized to issue up to 283,333 shares of preferred stock, which may be issued in one or more series as determined from time to time by the Board of Directors. The shares of Preferred Stock of any series authorized for issuance by the Board of Directors may be senior to the Common Stock with respect to any distribution if so designated by the Board of Directors upon issuance of the shares of that series. As of September 30, 2001, there were no outstanding shares of preferred stock.

COMMON STOCK
On August 28, 2000, the Board of Directors approved amendments to the Articles of Incorporation to increase the authorized number of shares of common stock from 8,333,333 to 12,000,000 shares and to eliminate the provision reserving all voting rights to the common stock. The amendments were approved by the shareholders on November 30, 2000.

On August 30, 2000, the Company entered into a Stock Purchase Agreement ("the Agreement") with John Deere Special Technologies Group, Inc. ("JDSTG") which provides for the purchase by JDSTG of up to 1,944,060 new shares of the Company's common stock at $3.805 per share, the purchase of 200,000 shares of existing common stock at $3.805 from an entity owned in part by a Director of the Company ("XIP"), the optional conversion before August 1, 2002, at $3.805 per share, of a 5-year promissory note in the original amount of $1 million (see
Note 4), for new shares of the Company's common stock, and the optional purchase of up to 1,202,940 new shares of common stock on or before December 31, 2002, pursuant to a share option, at a price equal to 82% of the market value of the shares. Repayment of the promissory note is collateralized by all inventories, equipment and the intellectual rights to XataNet software.

On August 31, 2000, JDSTG purchased 630,000 shares of common stock from the Company and 200,000 shares of common stock from XIP, each at $3.805 per share. On July 5, 2001, JDSTG purchased an additional 1,314,060 shares of common stock from the Company at $3.805 per share.

In connection with the Agreement, the Company is subject to certain restrictions, including the payment of dividends on its common stock (except for stock dividends) and the redemption of its capital stock.


NOTE 9.  MAJOR CUSTOMERS

The Company operates in a single reporting segment. Net sales include sales to major customers as follows:

XATA CORPORATION

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


                                     Year Ended September 30
                                 ------------------------------------
                                       2001               2000
                                 ------------------ -----------------
Revenue percentage:
   Eby-Brown Company                           10%                 *
   Publix Super Markets                          *               11%

Ending receivable balance:
   Eby-Brown Company               $         2,000    $        1,000
   Publix Super Markets                     14,000           948,000

    * Net sales were less than 10 percent of total net sales.


NOTE 10.  NET EARNINGS (LOSS) PER SHARE

Basic net earnings (loss) per share is computed on the basis of the weighted average number of common shares outstanding. Diluted net earnings (loss) per share is computed on the basis of the weighted average number of common shares outstanding, plus the effect of outstanding preferred shares using the "if-converted" method, and outstanding stock options and warrants, if dilutive, using the "treasury stock" method.

The components of basic and diluted net earnings (loss) per share are as follows:




                                                              Year Ended September 30
                                                           -----------------------------
                                                               2001              2000
                                                           ------------       ----------
 Net earnings (loss)                                       $ (2,205,676)      $  520,235
 Preferred stock dividends                                           --           46,642
                                                           ------------       ----------
 Net earnings (loss) available to common shareholders      $ (2,205,676)      $  473,593

 Weighted average outstanding shares of common stock          5,898,768        4,581,319
 Dilutive effect of:
      Preferred stock                                                --          392,260
      Employee stock options                                         --           69,269
      Stock warrants                                                 --           19,489
                                                           ------------       ----------
 Common stock and common stock equivalents                    5,898,768        5,062,337
                                                           ============       ==========

 Net earnings (loss) per common share:
      Basic                                                     $ (0.37)          $ 0.10
      Diluted                                                   $ (0.37)          $ 0.10

                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

        Certain information about our executive officers called for by this Item is contained in Part II of this Report, and other information is incorporated by reference to our definitive proxy statement which will be filed within 120 days after the end of our fiscal year pursuant to Regulation 14A (the "Proxy Statement").


ITEM 10.  EXECUTIVE COMPENSATION

        Information called for by this Item is incorporated by reference to our definitive proxy statement which will be filed within 120 days after the end of our fiscal year pursuant to Regulation 14A.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        Information called for by this Item is incorporated by reference to our definitive proxy statement which will be filed within 120 days after the end of our fiscal year pursuant to Regulation 14A.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Information called for by this Item is incorporated by reference to our definitive proxy statement which will be filed within 120 days after the end of our fiscal year pursuant to Regulation 14A.


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

REPORTS ON FORM 8-K

        We filed the following report on Form 8-K during the fourth quarter of the fiscal year ended September 30, 2001:

        1. Report on Form 8-K dated July 5, 2001 concerning additional investment by John Deere Special Technologies Group, Inc., change in chairman of the Board of Directors and recognition of a one-time charge.

EXHIBITS

      EXHIBIT
         NO.          DESCRIPTION OF EXHIBITS
      --------        -----------------------
         3.1          Restated Articles of Incorporation, as amended (1)

         3.2          Bylaws (1)

         3.3          Amendment to Restate Articles of Incorporation, effective
                      December 6, 2000

         4.1          Form of certificate representing the Common Stock (1)

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

        10.2          Agreements with Dennis R. Johnson regarding employment (1)

        10.3          Agreements with William P. Flies regarding employment (1)

        10.4          1991 Long-Term Incentive and Stock Option Plan, as amended by the Board of Directors in May 1997 subject to ratification by the shareholders

        10.5          Purchase Agreement with Ryder Dedicated Logistics, Inc.dated December 31,
                      1994, with supplemental agreement dated September 1, 1995 (2)

        10.7          Lease dated December 26, 1996 with Hoyt Properties, Inc. for new corporate headquarters (3)

        10.8          Letter of Agreement with William Callahan regarding compensation (4)

        10.9          Credit Agreement with Norwest Business Credit, Inc., dated October 23, 1998 and
                      Amendments dated November 30, 1998 and January 8, 1999 (5)

        10.10         Master Security Agreement and Promissory Note with GE Capital Corporation Commercial
                      Asset Funding, dated August 6, 1998 (5)

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

        10.13         Amendment to Credit Agreement with Norwest Bank dated December 1, 1999 (6)

        10.14         Sublease Agreement with Kavoras, Inc. dated September 1, 1999 (6)

        10.15         Stock Purchase Agreement with JDSTG, dated August 30, 2000 (7)

        10.16         Registration Rights Agreement with JDSTG dated August 30, 2000 (7)

        10.17         Amendment No. 1, dated October 31, 2000, to Stock Purchase Agreement with JDSTG (9)

        10.18         Side Agreement with JDSTG dated December 28, 2000 (8)

        10.19         Employment Agreement dated October 1, 2000 with William P. Flies, Chief Executive
                      Officer (10)

        10.20         Employment Agreement dated January 15, 2001 with John G. Lewis, Chief Financial
                      Officer (10)

        10.21         Employment Agreement dated October 1, 2000 with Thomas N. Flies, Senior Vice
                      President of Product Development (10)

        10.22         Employment Agreement dated October 1, 2000 with Joel G. Jorgenson, Senior Vice
                      President of Sales (10)

        10.23         Employment Agreement dated February 5, 2001 with J. Perry McGahan, Vice President of
                      Software Engineering (11)

        23            Consent of Grant Thornton LLP, independent certified public accountants *

        99            Fiscal Year 2001 Definitive Proxy Materials (portions of which are incorporated herein by reference) (12)


--------------------

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

(7) Incorporated by reference to exhibit filed as a part of Report on Form 8-K on September 7, 2000.

(8) Incorporated by reference to exhibit filed as a part of Report on Form 10-KSB for the fiscal year ended September 30, 2000.

(9) Incorporated by reference to exhibit filed as a part of Report on Form 8-K on November 2, 2000.

(10) Incorporated by reference to exhibit filed as part of Report on Form 10-QSB for the fiscal quarter ended December 31, 2000.

(11) Incorporated by reference to exhibit files as part of Report on Form 10-QSB for the fiscal quarter ended March 31, 2001.

(12)    To be filed in definitive form not later than January 28, 2002.

                                   SIGNATURES

        In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       XATA CORPORATION

Dated:  December 20, 2001              By: /s/ William P. Flies
                                           -------------------------------------
                                           William P. Flies, President and Chief
                                           Executive Officer (Principal
                                           executive officer)


        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


Dated:  December 20, 2001            By:  /s/ Barry D. Batcheller
                                          --------------------------------------
                                          Barry D. Batcheller, Director


Dated:  December 20, 2001            By:  /s/ Richard L. Bogen
                                          --------------------------------------
                                          Richard L. Bogen, Director (Chairman)


Dated:  December 20, 2001            By:  /s/ William P. Flies
                                          --------------------------------------
                                          William P. Flies, Director, President,
                                          Chief Executive Officer  and Secretary
                                          (Principal executive officer)

Dated:  December 20, 2001            By:  /s/ Carl M. Fredericks
                                          --------------------------------------
                                          Carl M. Fredericks, Director


Dated:  December 20, 2001            By:  /s/ Roger W. Kleppe
                                          --------------------------------------
                                          Roger W. Kleppe, Director


Dated:  December 20, 2001            By:  /s/ Stephen A. Lawrence
                                          --------------------------------------
                                          Stephen A. Lawrence, Director


Dated:  December 20, 2001            By:  /s/ John G. Lewis
                                          --------------------------------------
                                          John G. Lewis, Chief Financial Officer
                                          (Principal accounting and financial
                                          officer)

Dated:  December 20, 2001            By:  /s/ Charles R. Stamp, Jr.
                                          --------------------------------------
                                          Charles R. Stamp, Jr., Director

                                INDEX TO EXHIBITS

INDEX
NUMBER         DESCRIPTION
------         ------------
  23           Consent of Grant Thornton LLP
