Form 10QSB
period 2001-12-31
XATA CORP /MN/
filed 2002-02-12
CIK 854398

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

    X    Quarterly report pursuant to Section 13 or 15(d) of the Securities
   ---   Exchange Act of 1934


For the quarterly period ended December 31, 2001 or


         Transition report pursuant to Section 13 or 15(d) of the Securities
   ---   Exchange Act of 1934



For the transition period from ___________ to ____________

Commission File Number:            0-27166
                       -----------------------------------


                                XATA Corporation
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)


         Minnesota                                             41-1641815
-------------------------------                           ----------------------
(State or Other Jurisdiction of                             (I.R.S. Employer
Incorporation or Organization)                            Identification Number)

151 E. Cliff Road, Suite 10, Burnsville, Minnesota                55337
--------------------------------------------------             ----------
    (Address of Principal Executive Offices)                   (Zip Code)


Registrant's telephone number, including area code:       (952) 894-3680
                                                    ----------------------------


              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                             Yes  X     No
                                                 ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

As of February 8, 2002, the following securities of the Registrant were outstanding: 6,895,435 shares of Common Stock, $.01 par value per share.


================================================================================

                                XATA Corporation
                                      Index



PART I.      FINANCIAL INFORMATION                                                        Page No.
                                                                                          --------
             Item 1.  Financial Statements:
                 Balance Sheets as of December 31, 2001
                 and September 30, 2001                                                       3

                 Statements of Operations for the Three
                 Months Ended December 31, 2001 and 2000                                      5

                 Statements of Cash Flows for the Three Months
                 Ended December 31, 2001 and 2000                                             6

                 Notes to Financial Statements                                                7

             Item 2.  Management's Discussion and Analysis
                      of Financial Condition and Results of Operations                        9

             Item 3.  Quantitative and Qualitative Disclosures about
                      Market Risk                                                            11


PART II.     OTHER INFORMATION

             Item 1. Legal Proceedings                                                       12

             Item 2. Changes in Securities                                                   12

             Item 3. Defaults upon Senior Securities                                         12

             Item 4. Submission of Matters to a Vote of Security Holders                     12

             Item 5. Other Information                                                       12

             Item 6. Exhibits and Reports on Form 8-K                                        12

             Signatures                                                                      13

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


XATA CORPORATION
BALANCE SHEETS
DECEMBER 31, 2001 AND SEPTEMBER 30, 2001


                                                                        DECEMBER 31,           September 30,
                                                                           2001                    2001
ASSETS                                                                  (UNAUDITED)              (audited)
------------------------------------------------------------------------------------------------------------
Current Assets
     Cash and cash equivalents                                         $  1,858,380            $  2,031,432
     Accounts receivables, less allowances for doubtful accounts
         of $219,382 and $245,000, respectively                           4,040,729               3,930,581
     Inventories                                                          1,286,928               1,235,078
     Prepaid expenses                                                       115,603                 190,794
     Deferred income taxes                                                  600,000                 600,000
                                                                      --------------------------------------
                TOTAL CURRENT ASSETS                                      7,901,640               7,987,885

Equipment and Leasehold Improvements, at cost
     Engineering and manufacturing equipment                                 31,354                  26,924
     Office furniture and equipment                                         817,369                 784,849
     Leasehold improvements                                                  24,948                  24,948
                                                                      --------------------------------------
                                                                            873,671                 836,721

     Less accumulated depreciation and amortization                        (517,916)               (470,816)
                                                                      --------------------------------------
                TOTAL EQUIPMENT AND LEASEHOLD IMPROVEMENTS                  355,755                 365,905

Other Assets
     Capitalized software development costs, less accumulated
         amortization of $3,213,819 and $2,735,394 respectively           4,295,761               4,774,186
                                                                      --------------------------------------
                TOTAL OTHER ASSETS                                        4,295,761               4,774,186
                                                                      --------------------------------------
                TOTAL ASSETS                                           $ 12,553,156            $ 13,127,976
                                                                      ======================================



See Notes to Financial Statements

                                                                       DECEMBER 31,            September 30,
                                                                           2001                    2001
LIABILITIES AND SHAREHOLDERS' EQUITY                                    (UNAUDITED)              (audited)
-----------------------------------------------------------------------------------------------------------
Current Liabilities
     Current maturities of long-term debt                             $    259,917            $    253,990
     Accounts payable                                                      746,997               1,367,557
     Accrued expenses                                                      704,080                 402,318
     Deferred revenue                                                      772,962                 618,804
                                                                     --------------------------------------
                TOTAL CURRENT LIABILITIES                                2,483,956               2,642,669


Long-Term Debt                                                             581,169                 629,936

Commitments                                                                     --                      --

Shareholders' Equity
     Preferred stock                                                            --                      --
     Common stock, par value $0.01 per share; 12,000,000
         shares authorized; 6,895,435 and 6,893,351 shares
         issued, respectively                                               68,954                  68,933
     Additional paid-in capital                                         17,661,757              17,657,710
     Accumulated deficit                                                (8,242,680)             (7,871,272)
                                                                     --------------------------------------
                TOTAL SHAREHOLDERS' EQUITY                               9,488,031               9,855,371
                                                                     --------------------------------------
                TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY            $ 12,553,156            $ 13,127,976
                                                                     ======================================



See Notes to Financial Statements

XATA CORPORATION
STATEMENTS OF OPERATIONS
THREE MONTHS ENDED DECEMBER 31, 2001 AND 2000


                                                                    DECEMBER 31,            December 31,
                                                                       2001                     2000
                                                                    (UNAUDITED)              (unaudited)
--------------------------------------------------------------------------------------------------------
Net sales                                                            $4,296,091              $2,396,498
Cost of goods sold                                                    2,530,964               1,670,978
                                                                    ------------------------------------
                GROSS PROFIT                                          1,765,127                 725,520

Operating expenses
     Selling, general and administrative                              1,533,364               1,010,724
     Research and development                                           579,037                  56,841
                                                                    ------------------------------------
                                                                      2,112,401               1,067,565
                                                                    ------------------------------------

                OPERATING LOSS                                         (347,274)               (342,045)

Non-operating income (expense)
     Interest income                                                     11,465                  17,680
     Interest expense                                                   (29,713)                (57,765)
     Other                                                               (5,886)                  5,861
                                                                    ------------------------------------
                                                                        (24,134)                (34,224)
                                                                    ------------------------------------

                NET LOSS BEFORE INCOME TAXES                           (371,408)               (376,269)

Income taxes                                                                 --                      --
                                                                    ------------------------------------
                NET LOSS                                             $ (371,408)             $ (376,269)
                                                                    ====================================

Net loss per common share
     Basic and diluted                                               $    (0.05)             $    (0.07)

Weighted average common and common share equivalents
     Basic and diluted                                                6,894,008               5,580,845




See Notes to Financial Statements

XATA CORPORATION
STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED DECEMBER 31, 2001 AND 2000


                                                                                 DECEMBER 31,           December 31,
                                                                                     2001                   2000
                                                                                  (UNAUDITED)            (unaudited)
--------------------------------------------------------------------------------------------------------------------
Cash used in Operating Activities
Net loss                                                                          $ (371,408)             $(376,269)
Adjustments to reconcile net loss to net cash provided by (used in)
     operating activities:
     Depreciation and amortization of equipment and leasehold improvements            47,100                 60,515
     Amortization of capitalized software development costs                          478,425                187,449
     Changes in assets and liabilities:
         Accounts receivable                                                        (110,148)             1,257,632
         Inventories                                                                 (51,850)               156,734
         Accounts payable                                                           (620,560)                33,402
         Accrued expenses and deferred revenue                                       455,920               (362,872)
         Prepaid expenses and other assets                                            75,191                 33,952
                                                                                ------------------------------------
                NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                  (97,330)               990,543
                                                                                ------------------------------------

Cash used in Investing Activities
     Purchase of equipment                                                           (36,950)               (94,444)
     Addition to software development costs                                               --               (878,658)
                                                                                ------------------------------------
                NET CASH USED IN INVESTING ACTIVITIES                                (36,950)              (973,102)
                                                                                ------------------------------------

Cash provided by Financing Activities
     Net payments on bank line of credit                                                  --               (139,826)
     Proceeds from borrowings on long-term debt                                           --                 66,090
     Payments on long-term debt                                                      (42,840)               (33,220)
     Proceeds from options and warrants exercised                                      4,068                  9,399
                                                                                ------------------------------------
                NET CASH USED IN FINANCING ACTIVITIES                                (38,772)               (97,557)
                                                                                ------------------------------------

                DECREASE IN CASH AND CASH EQUIVALENTS                               (173,052)               (80,116)

Cash and Cash Equivalents
     Beginning                                                                     2,031,432                928,497
                                                                                ------------------------------------
     Ending                                                                       $1,858,380              $ 848,381
                                                                                ====================================

Supplemental Disclosures of Cash Flow Information
     Cash payments for interest                                                   $   25,665              $  51,999




See Notes to Financial Statements

NOTES TO FINANCIAL STATEMENTS

NOTE 1.  MANAGEMENT STATEMENT


In the opinion of management of the Company, the accompanying unaudited financial statements contain all adjustments (consisting of only normal, recurring accruals) necessary to present fairly the financial position of the Company as of December 31, 2001 and the results of operations and cash flows for the three month periods ended December 31, 2001 and 2000. The results of operations for any interim period are not necessarily indicative of the results for the fiscal year ending September 30, 2002. These interim financial statements should be read in conjunction with the Company's annual financial statements and related notes thereto included in the Company's Form 10-KSB and Annual Report to shareholders for the fiscal year ended September 30, 2001.


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

CAPITALIZED SOFTWARE DEVELOPMENT COSTS: Software development costs incurred after establishing technological feasibility are capitalized. These costs are amortized to cost of goods sold beginning when the product is first released for sale to the general public. Amortization is the greater of the amount computed using the ratio of current gross revenues for the product to the total of current and anticipated future gross revenues, or the straight-line method over the remaining estimated economic life of the product (two to five years). The Company reviews its long-lived assets periodically to determine potential impairment by comparing the carrying value of the long-lived assets with estimated future cash flows expected to result from the use of the assets, including cash flows from disposition. Should the sum of the expected future cash flows be less than the carrying value, the Company would recognize an impairment loss. An impairment loss would be measured by comparing the amount by which the carrying value exceeds the fair value of the long-lived assets.

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE: Basic net earnings (loss) per common share are computed by dividing net earnings (loss) by the weighted-average number of common shares outstanding for the period. Diluted net earnings (loss) per common share reflect the dilutive effect of stock options and warrants.

RESEARCH AND DEVELOPMENT COSTS: Expenditures for research and development activities performed by the Company are charged to operations as incurred.

NOTE 3.  CORPORATE LIQUIDITY

The Company believes its current cash balances, line of credit and vendor terms will provide adequate cash to fund anticipated revenue growth, operating needs and product development for the foreseeable future. However, any significant new product development in the near term may require external funding. Moreover, it is possible that the Company's cash needs may vary significantly from its predictions, due to failure to generate anticipated cash flow or other reasons. No assurance can be given that the Company's predictions regarding its cash needs will prove accurate, that the Company will not require additional financing, that the Company will be able to secure any required additional financing when needed, or that such financing, if obtained at all, will be on terms favorable or acceptable to the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provides information we believe is relevant to an assessment and understanding of XATA's results of operations and financial condition. This discussion should be read in conjunction with the financial statements in Item 1 and our report on Form 10-KSB for the year ended September 30, 2001.

RESULTS OF OPERATIONS

NET SALES. Our net sales for the three months ended December 31, 2001 were $4.30 million, an increase of 79% compared to net sales of $2.40 million for the three months ended December 31, 2000. The increase in net sales for the three months ended December 31, 2001 was due to a high order backlog at the beginning of the period combined with an overall increase in the demand for our fleet software and hardware products. We anticipate that total revenue for fiscal 2002 will exceed that of fiscal 2001.

GROSS PROFIT. Our gross profit for the three months ended December 31, 2001 of $1.77 million (41% of net sales) exceeded our gross profit of $726,000 (30% of net sales) for the same period in 2000. The increase in gross profit percentage in the current year was primarily due to the effect of spreading certain fixed cost of sales expenses over a higher net sales amount, a decrease in maintenance expenses for released software products, and an improvement in software service contract revenue. This was offset somewhat by increased amortization expense of previously capitalized software development expenditures.

OPERATING EXPENSES. Operating expenses include research and development expenses, as well as selling, general and administrative expenses. Total operating expenses were $2.11 million (49% of net sales) for the three-month period ended December 31, 2001 compared to $1.07 million (45% of net sales) for the same period last year.

Selling, general and administrative expenses were $1.53 million (36% of net sales) for the three-month period ended December 31, 2001 compared to $1.01 million (42% of net sales) for the comparable prior year period. The dollar increase in selling, general and administrative expenses in the current quarter was due to increased sales salaries, commissions and expenses incurred to achieve the higher net sales amount, as well as increased salaries and expenses associated with staff additions made to manage anticipated future growth. We expect selling, general and administrative expenses for fiscal 2002 to be higher than during fiscal 2001.

Research and development expenses during the three-month period ended December 31, 2001 were $579,000. Research and development expenses in the comparable 2000 period were $57,000. As planned, we are utilizing proceeds from the July, 2001 JDSTG equity investment for development of our XataNet, Xata Application Module and Fleet Enterprise products. We capitalize software development expenditures after we establish technological feasibility of new products, and later amortize these capitalized amounts to cost of goods sold based on the anticipated useful life of the product. We determine the useful life of each product based upon its anticipated future net revenues. In the three-month period ended December 31, 2001, we did not capitalize any software development costs because the expenditures were on products that have not fully attained technological feasibility. In the three-month period ended December 31, 2000, the Company capitalized $879,000 of software development expenditures. We anticipate that total expenditures for research and development for fiscal 2002 will be greater than fiscal 2001.

NON-OPERATING INCOME AND EXPENSE. Interest expense for the three-month period ended December 31, 2001 was $30,000 compared to $58,000 in the comparable prior year period. Interest expense decreased in the current year because we repaid in full our bank credit line with funds from the July 2001 JDSTG investment.

Interest expense in the current period included interest on the JDSTG Note Payable and an annual minimum interest assessment associated with our bank line of credit. Interest income for the three-month period ended December 31, 2001 was $11,000 compared to $18,000 in the comparable prior year period. The decrease in interest income in the current year was due to a significantly lower market rate of interest paid on our investment account.

INCOME TAXES. No income tax benefit or expense was recorded for the three-month period ended December 31, 2001 or 2000. Each fiscal quarter, we review the valuation allowance established for our deferred tax asset to ensure it reflects our estimate of the amount we believe will likely be realized. As of December 31, 2001 we concluded no adjustments to our deferred tax asset were required. Realization of deferred tax assets is dependent on future taxable income during the periods when deductible temporary differences and carryforwards are expected to be available to reduce taxable income. The amount of the net deferred tax asset considered realizable could be reduced in the future if actual future taxable income is lower than estimated, or if there are differences in the timing or amount of future reversals of existing taxable temporary differences.

NET LOSS. The net loss for the three-month period ended December 31, 2001 was $371,000 compared to a net loss of $376,000 for the three-month period ended December 31, 2000. Higher research and development expenditures, amortization, and general and administrative expenses offset our significantly higher revenue and gross profit during the current period.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2001, we had working capital of $5.42 million compared to working capital of $5.35 million at September 30, 2001. The slight increase in working capital is due to the portion of our current net loss attributable to non-cash depreciation and amortization expense.

Cash used in operating activities during the three months ended December 31, 2001 totaled $97,000 compared to cash provided by operating activities of $991,000 for the same period a year ago. Cash used in operating activities for the three months ended December 31, 2001 was primarily the result of the net loss of $371,000, offset by non-cash depreciation and amortization expenses, which totaled $526,000 for the three months ended December 31, 2001. Non-cash depreciation and amortization expenses totaled $248,000 in the same period last year. We expect non-cash depreciation and amortization expenses to be greater in fiscal 2002 than in 2001.

Cash used in investing activities was $37,000 for the three-month period ending December 31, 2001 compared to $973,000 during the same period last year. The decrease in cash used in investing activities was due to not capitalizing any software development expenditures during the three-month period ended December 31, 2001. We capitalize software development expenditures only after achieving technological feasibility. Development expenditures before achieving technological feasibility are treated as research and development expense as they are incurred.

Cash used in financing activities was $39,000 during the three months ended December 31, 2001 compared to $98,000 during the same period a year ago. The decrease was primarily due to repaying our bank credit line in full in July 2001, and having no additional credit line activity.

We believe our current cash balances, line of credit and vendor terms will provide adequate cash to fund anticipated revenue growth, operating needs and product development for the foreseeable future. See Note 3 in the Notes to

Financial Statements. It is possible our cash needs may vary significantly from our predictions, due to failure to generate anticipated cash flow or other reasons. No assurance can be given that our predictions regarding cash needs will prove accurate, that we will not require additional financing, that we will be able to secure any required additional financing when needed, or that such financing, if obtained at all, will be on terms favorable or acceptable to us.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company invests its excess cash in money market mutual funds. The market risk on these investments is minimal. The Company's outstanding long-term debt carries interest at rates that primarily float with prime rates. As a result, there is no material market risk relating to the Company's long-term debt.

FORWARD-LOOKING STATEMENTS

This document includes forward-looking statements based on current expectations. Actual results may differ materially. These forward-looking statements involve a number of risks and uncertainties about us, our business, our customers, and the economy and business environment in general. Risks and uncertainties about us include, for example, the following: although we expect to incur operating losses in the current fiscal year, these losses may continue beyond the expected timeframe or in excess of the expected magnitude, and we are dependent upon external investment to support our growth during periods in which we incur operating losses; we may be unable to adapt to technological change quickly enough to grow or to retain our customer base; we will continue to be dependent upon positioning systems and communication networks owned and controlled by others, and accordingly, their problems may adversely impact us; for the foreseeable future, we are dependent upon the continued receipt and fulfillment of new orders for our current products; and our growth and profitability depend on our timely introduction and market acceptance of new products, our ability to continue to fund research and development activities, and our ability to establish and maintain strategic partner relationships.

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


        Dated:  February 8, 2002               XATA Corporation
              --------------------               (Registrant)



                                               by: /s/ John G. Lewis
                                                   -----------------------------
                                                   John G. Lewis
                                                   Chief Operating Officer and
                                                   Chief Financial Officer
                                                   (Signing as Principal
                                                   Financial and Accounting
                                                   Officer and as Authorized
                                                   Signatory of Registrant)