Form 10QSB
period 2002-03-31
XATA CORP /MN/
filed 2002-05-03
CIK 854398

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

  X      Quarterly report pursuant to Section 13 or 15(d) of the Securities
-----    Exchange Act of 1934


For the quarterly period ended March 31, 2002 or

         Transition report pursuant to Section 13 or 15(d) of the Securities
-----    Exchange Act of 1934


For the transition period from ___________ to ____________

Commission File Number:             0-27166
                        ----------------------------------


                                XATA Corporation
-------------------------------------------------------------------------------
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
                                         Yes     X       No
                                               ------        -----


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

As of May 1, 2002, the following securities of the Registrant were outstanding:
6,928,158 shares of Common Stock, $.01 par value per share.


================================================================================

                                XATA Corporation
                                      Index



PART I.     FINANCIAL INFORMATION                                                         Page No.
                                                                                          --------
             Item 1.   Financial Statements:
                       Balance Sheets as of March 31, 2002 and September 30, 2001             3

                       Statements of Operations for the Three and Six
                       Months Ended March 31, 2002 and 2001                                   5

                       Statements of Cash Flows for the Six Months
                       Ended March 31, 2002 and 2001                                          6

                       Notes to Financial Statements                                          7

             Item 2.   Management's Discussion and Analysis
                       of Financial Condition and Results of Operations                       9

             Item 3.   Quantitative and Qualitative Disclosures about
                       Market Risk                                                           11


PART II.     OTHER INFORMATION
             Item 1.   Legal Proceedings                                                     12

             Item 2.   Changes in Securities                                                 12

             Item 3.   Defaults upon Senior Securities                                       12

             Item 4.   Submission of Matters to a Vote of Security Holders                   12

             Item 5.   Other Information                                                     13

             Item 6.   Exhibits and Reports on Form 8-K                                      13

             Signatures                                                                      14

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


XATA CORPORATION
BALANCE SHEETS
MARCH 31, 2002 AND SEPTEMBER 30, 2001

                                                                                           MARCH 31,              September 30,
                                                                                            2002                       2001
ASSETS                                                                                   (UNAUDITED)                (audited)
-------------------------------------------------------------------------------------------------------------------------------
Current Assets
     Cash and cash equivalents                                                           $ 2,682,271              $ 2,031,432
     Accounts receivable, less allowances for doubtful accounts
         of $235,000 and $245,000                                                          2,495,002                3,930,581
     Inventories                                                                           1,385,020                1,235,078
     Prepaid expenses                                                                        124,531                  190,794
     Deferred income taxes                                                                   600,000                  600,000
                                                                                         -------------------------------------
                TOTAL CURRENT ASSETS                                                       7,286,824                7,987,885

Equipment and Leasehold Improvements, at cost
     Engineering and manufacturing equipment                                                  31,354                   26,924
     Office furniture and equipment                                                          874,586                  784,849
     Leasehold improvements                                                                   24,948                   24,948
                                                                                         -------------------------------------
                                                                                             930,888                  836,721

     Less: accumulated depreciation and amortization                                        (567,617)                (470,816)
                                                                                         -------------------------------------
                TOTAL EQUIPMENT AND LEASEHOLD IMPROVEMENTS                                   363,271                  365,905

Other Assets
     Capitalized software development costs, less accumulated
         amortization of $3,692,244 and $2,735,394                                         3,817,336                4,774,186
                                                                                         -------------------------------------
                TOTAL OTHER ASSETS                                                         3,817,336                4,774,186
                                                                                         -------------------------------------
                TOTAL ASSETS                                                             $11,467,431             $ 13,127,976
                                                                                         =====================================

                                                                                          MARCH 31,            September 30,
                                                                                            2002                   2001
LIABILITIES AND SHAREHOLDERS' EQUITY                                                     (UNAUDITED)            (audited)
----------------------------------------------------------------------------------------------------------------------------
Current Liabilities
     Current maturities of long-term debt                                               $   263,520             $   253,990
     Accounts payable                                                                       451,645               1,367,557
     Accrued expenses                                                                       571,859                 402,318
     Deferred revenue                                                                       998,960                 618,804
                                                                                        ------------------------------------
                TOTAL CURRENT LIABILITIES                                                 2,285,984               2,642,669

Long-Term Debt                                                                              508,221                 629,936
                                                                                        ------------------------------------
                TOTAL LIABILITIES                                                         2,794,205               3,272,605

Commitments                                                                                       -                       -

Shareholders' Equity
     Preferred stock                                                                              -                       -
     Common stock, par value $0.01 per share; 12,000,000
         shares authorized; 6,910,658 and 6,893,351 shares
         issued                                                                              69,107                  68,933
     Additional paid-in capital                                                          17,701,392              17,657,710
     Accumulated deficit                                                                 (9,097,273)             (7,871,272)
                                                                                        ------------------------------------
                TOTAL SHAREHOLDERS' EQUITY                                                8,673,226               9,855,371
                                                                                        ------------------------------------
                TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                              $11,467,431             $13,127,976
                                                                                        ====================================

XATA CORPORATION
STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2002 AND 2001

                                                                      Three Months                            Six Months
                                                                     Ended March 31,                        Ended March 31,
                                                         ------------------------------------   ------------------------------------
                                                                  2002              2001                 2002              2001
                                                         ------------------------------------   ------------------------------------
                                                               (UNAUDITED)       (unaudited)          (UNAUDITED)       (unaudited)
                                                         ------------------------------------   ------------------------------------
Net sales                                                      $ 3,327,945       $ 4,191,966          $ 7,624,036       $ 6,588,464
Cost of goods sold                                               2,103,983         2,494,305            4,634,947         4,165,283
                                                         ------------------------------------   ------------------------------------
                GROSS PROFIT                                     1,223,962         1,697,661            2,989,089         2,423,181

Operating expenses
     Selling, general and administrative                         1,529,949         1,054,323            3,063,313         2,065,047
     Research and development                                      542,496           449,773            1,121,533           506,614
                                                         ------------------------------------   ------------------------------------
                                                                 2,072,445         1,504,096            4,184,846         2,571,661
                                                         ------------------------------------   ------------------------------------

                OPERATING PROFIT (LOSS)                           (848,483)          193,565           (1,195,757)         (148,480)

Non-operating income (expense)
     Interest income                                                10,262            12,438               21,727            30,118
     Interest expense                                              (15,466)          (67,883)             (45,179)         (125,649)
     Other                                                            (906)           23,786               (6,792)           29,648
                                                         ------------------------------------   ------------------------------------
                                                                    (6,110)          (31,659)             (30,244)          (65,883)
                                                         ------------------------------------   ------------------------------------

                NET EARNINGS (LOSS) BEFORE INCOME TAXES           (854,593)          161,906           (1,226,001)         (214,363)

Income taxes                                                             -                 -                    -                 -
                                                         ------------------------------------   ------------------------------------
                NET EARNINGS (LOSS)                             $ (854,593)        $ 161,906         $ (1,226,001)        $(214,363)
                                                         ====================================   ====================================

Net earnings (loss) per common share
     Basic                                                         $ (0.12)           $ 0.03              $ (0.18)          $ (0.04)
                                                         ====================================   ====================================

     Diluted                                                       $ (0.12)           $ 0.03              $ (0.18)          $ (0.04)
                                                         ====================================   ====================================

Weighted average common and common
share equivalents
     Basic                                                       6,900,679         5,588,979            6,897,344         5,584,912
                                                         ====================================   ====================================

     Diluted                                                     6,900,679         5,634,187            6,897,344         5,584,912
                                                         ====================================   ====================================


See Notes to Financial Statements

XATA CORPORATION
STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED MARCH 31, 2002 AND 2001

                                                                                                        Six Months
                                                                                                      Ended March 31,
                                                                                        -------------------------------------------
                                                                                                   2002                   2001
                                                                                        -------------------------------------------
                                                                                                (UNAUDITED)            (unaudited)
------------------------------------------------------------------------------------------------------------   --------------------
Cash provided by Operating Activities
     Net loss                                                                                  $ (1,226,001)            $ (214,363)
     Adjustments to reconcile net loss to net cash provided by
     operating activities:
     Depreciation and amortization of equipment and leasehold improvements                           96,801                120,583
     Amortization of capitalized software development costs                                         956,850                437,473
     Changes in assets and liabilities:
         Accounts receivable                                                                      1,435,579               (196,902)
         Inventories                                                                               (149,942)               (13,675)
         Accounts payable                                                                          (915,912)               171,736
         Accrued expenses and deferred revenue                                                      549,697               (237,211)
         Prepaid expenses and other assets                                                           66,263                 22,403
                                                                                               ------------------------------------
                NET CASH PROVIDED BY OPERATING ACTIVITIES                                           813,335                 90,044
                                                                                               ------------------------------------

Cash used in Investing Activities
     Purchase of equipment                                                                          (94,167)              (126,265)
     Addition to software development costs                                                               -             (1,243,051)
                                                                                               ------------------------------------
                NET CASH USED IN INVESTING ACTIVITIES                                               (94,167)            (1,369,316)
                                                                                               ------------------------------------

Cash provided by (used in) Financing Activities
     Net borrowings on bank line of credit                                                                -                994,601
     Proceeds from (payments on) long-term debt                                                    (112,185)                12,028
     Proceeds from options and warrants exercised                                                    43,856                 21,948
                                                                                               ------------------------------------
                NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                 (68,329)             1,028,577
                                                                                               ------------------------------------

                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                    650,839               (250,695)

Cash and Cash Equivalents
     Beginning                                                                                    2,031,432                928,497
                                                                                               ------------------------------------
     Ending                                                                                    $  2,682,271              $ 677,802
                                                                                               ====================================

Supplemental Disclosures of Cash Flow Information
     Cash payments for interest                                                                    $ 41,313              $ 117,765






See Notes to Financial Statements

NOTES TO FINANCIAL STATEMENTS

NOTE 1.  MANAGEMENT STATEMENT


In the opinion of management of the Company, the accompanying unaudited financial statements contain all adjustments (consisting of only normal, recurring accruals) necessary to present fairly the financial position of the Company as of March 31, 2002 and the results of operations and cash flows for the six months ended March 31, 2002 and 2001. The results of operations for any interim period are not necessarily indicative of the results for the fiscal year ending September 30, 2002. These interim financial statements should be read in conjunction with the Company's annual financial statements and related notes thereto included in the Company's Form 10-KSB and Annual Report to shareholders for the fiscal year ended September 30, 2001.


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

INVENTORIES: Inventories are stated at the lower of cost or market. Cost is determined using the standard cost method, which approximates the first-in, first-out method.

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

NOTE 3.  CORPORATE LIQUIDITY

The Company believes its current cash balances and vendor terms will provide adequate cash to fund operating needs and product development for the foreseeable future. However, any significant revenue growth or new product development in the near term may require the Company to obtain external funding. Moreover, it is possible that the Company's cash needs may vary significantly from its predictions, due to failure to generate anticipated cash flow or other reasons. No assurance can be given that the Company's predictions regarding its cash needs will prove accurate, that the Company will not require additional financing, that the Company will be able to secure any required additional financing when needed, or that such financing, if obtained at all, will be on terms favorable or acceptable to the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provides information we believe is relevant to an assessment and understanding of our results of operations and financial condition. This discussion should be read in conjunction with the financial statements in Item 1 and our report on Form 10-KSB for the year ended September 30, 2001.

RESULTS OF OPERATIONS
NET SALES. Our net sales for the three months ended March 31, 2002 were $3.33 million, which represents a decrease of 21% compared to net sales of $4.19 million for the three months ended March 31, 2001. Net sales for the six months ended March 31, 2002 increased 16% to $7.62 million from $6.59 million for the comparable six months ended March 31, 2001. We believe the decrease in sales for the three months ended March 31, 2002 was due to a temporary delay in receipt of new orders for our current fleet software and hardware products. The increase in net sales for the six months ended March 31, 2002 was due to a high order backlog at the beginning of the period, combined with an overall increase in the demand for our fleet products. We anticipate that total revenue for fiscal 2002 will exceed that of fiscal 2001.

GROSS PROFIT. Our gross profit for the three months ended March 31, 2002 was $1.22 million (37% of net sales), a decrease of 28% compared to a gross profit of $1.70 million (40% of net sales) for the same period in 2001. The decrease in gross profit percentage in the three months ended March 31, 2002 was due to an increase in certain fixed cost of sales items, including increased amortization expense, as well as the effect of spreading these fixed cost of sales expenses over a lower net sales amount. Gross profit for the six months ended March 31, 2002 of $2.99 million (39% of net sales) exceeded our gross profit of $2.42 million (37% of net sales) for the same period in 2001. The increase in gross profit percentage in the current year was due to a combination of reduced hardware unit costs, the effect of spreading certain fixed cost of sales expenses over a higher net sales amount, and an improvement in software service contract revenue. This was offset somewhat by increased amortization expense of previously capitalized software development expenditures.

OPERATING EXPENSES. Operating expenses include research and development expenses, as well as selling, general and administrative expenses. Total operating expenses were $2.07 million (62% of net sales) for the three months ended March 31, 2002 compared to $1.50 million (36% of net sales) for the same period in 2001. Operating expenses were $4.18 million (55% of net sales) for the six months ended March 31, 2002 compared to $2.57 million (39% of net sales) for the same period last year.

Selling, general and administrative expenses were $1.53 million (46% of net sales) for the three months ended March 31, 2002, compared to $1.05 million (25% of net sales) for the comparable prior year period. For the six months ended March 31, 2002, selling, general and administrative expenses were $3.06 million (40% of net sales), compared to $2.07 million (31% of net sales) for the same period last year. The increase in selling, general and administrative expenses in the first half of fiscal 2002 was due to increased sales salaries, commissions and expenses incurred to achieve higher net sales, staff additions made to manage anticipated future growth, a new matching contribution to our retirement savings program, and accrued expenses for our fiscal 2002 incentive plan. We expect total selling, general and administrative expenses for fiscal 2002 to be higher than during fiscal 2001.

Research and development expenses during the three and six months ended March 31, 2002 were $542,000 and $1.12 million. Research and development expenses in the comparable 2001 periods were $450,000 and $507,000. As planned, we are utilizing proceeds from the July 2001 JDSTG equity investment for development of our XataNet, Xata Application Module and Fleet Enterprise products. We capitalize software development expenditures after we establish technological feasibility of new products, and later amortize these capitalized amounts to cost of goods sold based on the anticipated useful life of the product. We determine the useful life of each product based upon its anticipated future net revenues. In the three and six months ended March 31, 2002, we did not capitalize any software development costs because the expenditures were on products that have not attained technological feasibility. In the three and six months ended March 31, 2001, we capitalized $364,000 and $1.24 million of software development expenditures. We anticipate that total expenditures for research and development for fiscal 2002 will be greater than fiscal 2001.

NON-OPERATING INCOME AND EXPENSE. Interest expense for the three months ended March 31, 2002 was $15,000 compared to $68,000 in the comparable prior year period. Interest expense for the six months ended March 31, 2002 was $45,000 compared to $126,000 in the comparable prior year period. Interest expense decreased in the current year because we repaid in full our bank credit line with funds from the July 2001 JDSTG investment. Interest expense in the first six months of fiscal 2002 included interest on the JDSTG Note Payable and an annual minimum interest assessment associated with our former bank line of credit. Interest income for the three and six months ended March 31, 2002 was $10,000 and $22,000, compared to $12,000 and $30,000 in the comparable prior year periods. The decrease in interest income in the current year was due to a significantly lower market rate of interest paid on our investment account.

INCOME TAXES. No income tax benefit or expense was recorded for the six months ended March 31, 2002 or 2001. Each fiscal quarter, we review the valuation allowance established for our deferred tax asset to ensure it reflects our estimate of the amount we believe will likely be realized. As of March 31, 2002 we concluded no adjustments to our deferred tax asset were required. Realization of deferred tax assets is dependent on future taxable income during the periods when deductible temporary differences and carryforwards are expected to be available to reduce taxable income. The amount of the net deferred tax asset considered realizable could be reduced in the future if actual future taxable income is lower than estimated, or if there are differences in the timing or amount of future reversals of existing taxable temporary differences.

NET EARNINGS (LOSS). Net loss for the three months ended March 31, 2002 was $855,000 compared to net earnings of $162,000 for the three months ended March 31, 2001. Net loss for the six months ended March 31, 2002 was $1.23 million compared to a net loss of $214,000 for the six months ended March 31, 2001. The increased net loss in the current year resulted from higher research and development expenditures, amortization and selling and general and administrative expenses, partially offset by higher revenue and gross profit.

LIQUIDITY AND CAPITAL RESOURCES
At March 31, 2002, we had working capital of $5.00 million compared to working capital of $5.35 million at September 30, 2001. The decrease in working capital was due to purchases of equipment, payments on our long-term debt and our net loss for the period excluding non-cash depreciation and amortization expenses.

Cash provided by operating activities during the six months ended March 31, 2002 totaled $813,000 compared to $90,000 for the same period last year. Cash provided by operating activities for the six months ended March 31, 2002 was the combined result of a decrease in accounts receivable and other current assets of $1.50 million, an increase in accrued expenses of $550,000 and non-cash depreciation and amortization expense of $1.05 million, offset by a decrease in accounts payable of $916,000, an increase in inventories of $150,000 and the $1.23 million net loss. We expect non-cash depreciation and amortization expenses to be greater in fiscal 2002 than in 2001.

Cash used in investing activities was $94,000 for the six months ended March 31, 2002 compared to $1.37 million during the same period last year. The decrease in cash used in investing activities was due to not capitalizing any software development expenditures during the six months ended March 31, 2002. We capitalize software development expenditures only after achieving technological feasibility. Development expenditures before achieving technological feasibility are treated as research and development expense as they are incurred.

Cash used in financing activities was $68,000 during the six months ended March 31, 2002 compared to $1.03 million provided by financing activities during the same period a year ago. The decrease was primarily due to repaying our bank credit line in full in July 2001, and having no credit line activity since that time.

On February 28, 2002, we terminated our credit agreement with Wells Fargo Business Credit, Inc. because of the fees associated with maintaining an unused line of credit with them. At the time of termination, we did not project usage of the credit line for the balance of fiscal 2002. We believe our current cash balances and vendor terms will provide adequate cash to fund operating needs and product development for the foreseeable future. See Note 3 in the Notes to Financial Statements. It is possible our cash needs may vary significantly from our predictions, due to failure to generate anticipated cash flow or other reasons. No assurance can be given that our predictions regarding cash needs will prove accurate, that we will not require additional financing, that we will be able to secure any required additional financing when needed, or that such financing, if obtained at all, will be on terms favorable or acceptable to us.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We invest our excess cash in money market mutual funds. The market risk on these investments is minimal. Our outstanding long-term debt carries interest at rates that primarily float with prime rates. As a result, there is no material market risk relating to our long-term debt.

FORWARD-LOOKING STATEMENTS
This document includes forward-looking statements based on current expectations. Actual results may differ materially. These forward-looking statements involve a number of risks and uncertainties about us, our business, our customers, and the economy and business environment in general. Risks and uncertainties about us include, for example, the following: although we expect to incur operating losses in the current fiscal year, these losses may continue beyond the expected timeframe or in excess of the expected magnitude, and we may be dependent upon external investment to support our growth during periods in which we incur operating losses; we may be unable to adapt to technological change quickly enough to grow or to retain our customer base; we will continue to be dependent upon positioning systems and communication networks owned and controlled by others, and accordingly, their problems may adversely impact us; for the foreseeable future, we are dependent upon the continued receipt and fulfillment of new orders for our current products; and our growth and profitability depend on our timely introduction and market acceptance of new products, our ability to continue to fund research and development activities, and our ability to establish and maintain strategic partner relationships.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         None


ITEM 2.  CHANGES IN SECURITIES

         None


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The annual meeting of shareholders of the Company was held on February 26, 2002. As of the record date, January 18, 2002, there were 6,895,435 shares of Common Stock issued and outstanding. There were present and voting at the meeting, in person or by proxy, 6,598,394 shares of Common Stock (approximately 96% of the total issued and outstanding).

         Matters voted upon and the results thereof are as follows:

         1. Election of Directors

                                                                 For                      Withheld
                                                                 ---                      --------
              William P. Flies                                6,572,694                    25,700
              Carl M. Fredericks                              6,573,861                    24,533
              Richard L. Bogen                                6,073,600                   524,794
              Roger W. Kleppe                                 6,573,614                    24,780
              Stephen A. Lawrence                             6,573,280                    25,114
              Barry D. Batcheller                             6,572,814                    25,580
              Charles R. Stamp, Jr.                           6,572,814                    25,580

         2. Adoption of the 2002 Long-Term Incentive and Stock Option Plan (the "2002 Plan") and reservation of 400,000 shares of Common Stock for issuance in connection with options and awards under the 2002 Plan.

               For   4,034,453        Against      89,178       Abstain    4,427       Broker Non-Vote       2,470,336
                     ---------                     ------                  -----                             ---------

         3. Amendment to Bylaws - Section 2.3, Special Meetings

               For   4,095,729        Against      12,764       Abstain    19,565      Broker Non-Vote       2,470,336
                     ---------                     ------                  ------                            ---------

         4. Amendment to Bylaws - Section 2.5, Record Date

               For   6,569,762        Against      8,767        Abstain    19,865      Broker Non-Vote           0
                     ---------                     -----                   ------                             -----------

         5. Amendment to Bylaws - Section 2.10, Proxies

               For   6,573,652        Against      5,377        Abstain    19,365      Broker Non-Vote           0
                     ---------                     -----                   ------                             -----------

         6. Amendment to Bylaws - Section 2.11, Advance Notice of Business

               For   4,102,783        Against      5,476        Abstain    19,799      Broker Non-Vote        2,470,336
                     ---------                     -----                   ------                             ---------

         7. Amendment to Bylaws - Section 3.1, Number of Directors

               For   4,096,358        Against      12,706       Abstain    18,994      Broker Non-Vote        2,470,336
                     ---------                     ------                  ------                             ---------

         8. Ratification of the appointment of Grant Thornton LLP as the independent auditors of the Company for the year ending September 30, 2002.

               For   6,573,231        Against      6,958        Abstain    18,205      Broker Non-Vote           0
                     ---------                     -----                   ------                             -----------

ITEM 5. OTHER INFORMATION

         None


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         Exhibits
         --------

         3.3             Amended and Restated Bylaws

         10.24*          Employment Agreement dated February 20, 2002 with Craig
                         S. Fawcett, President and Chief Executive Officer.


         Reports on Form 8-K

         1. Report on Form 8-K dated February 25, 2002 concerning changes in executive management.


* Such agreement is omitted pursuant to Rule 12b-31 under the 1934 Act because it is identical to the agreement filed as Exhibit 10.19 to the Company's Report on Form 10-QSB for the three months ended December 31, 2000, except for name of the employee, date of execution (as disclosed above), annual base salary ($200,000 for Craig S. Fawcett), annual incentive target ($127,000 in fiscal 2002 for Craig S. Fawcett), initial stock option grant (142,000 shares for Craig
S. Fawcett), and immediate vesting of all unvested stock options in the event of termination by the Company without cause or subsequent to a change of control.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


        Dated:  May 3, 2002              XATA Corporation
                                         (Registrant)



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