Form 10QSB
period 2002-06-30
XATA CORP /MN/
filed 2002-08-14
CIK 854398

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

    X    Quarterly report pursuant to Section 13 or 15(d) of the Securities
-------  Exchange Act of 1934


For the quarterly period ended June 30, 2002 or

         Transition report pursuant to Section 13 or 15(d) of the Securities ------- Exchange Act of 1934


For the transition period from             to
                               -----------    ---------

Commission File Number:            0-27166
                       -----------------------------------

                                XATA Corporation
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)


         Minnesota                                     41-1641815
---------------------------------      --------------------------------------
(State or Other Jurisdiction of        (I.R.S. Employer Identification Number)
 Incorporation or Organization)

            151 E. Cliff Road, Suite 10, Burnsville, Minnesota 55337
--------------------------------------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

Registrant's telephone number, including area code:     (952) 894-3680
                                                  ------------------------------

            -------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes  X    No
                               -----    -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
As of August 9, 2002, the following securities of the Registrant were outstanding: 6,928,825 shares of Common Stock, $.01 par value per share.

                                XATA Corporation
                                      Index


PART I.      FINANCIAL INFORMATION                                                      Page No.
                                                                                        --------
             Item 1.   Financial Statements:
                 Balance Sheets as of June 30, 2002
                 and September 30, 2001                                                      3

                 Statements of Operations for the Three and Nine
                 Months Ended June 30, 2002 and 2001                                         5

                 Statements of Cash Flows for the Nine Months
                 Ended June 30, 2002 and 2001                                                6

                 Notes to Financial Statements                                               7

             Item 2.   Management's Discussion and Analysis
                       of Financial Condition and Results of Operations                      9

             Item 3.   Quantitative and Qualitative Disclosures about
                       Market Risk                                                          12

PART II.     OTHER INFORMATION

             Item 1.  Legal Proceedings                                                     13

             Item 2.  Changes in Securities                                                 13

             Item 3.  Defaults upon Senior Securities                                       13

             Item 4.  Submission of Matters to a Vote of Security Holders                   13

             Item 5.  Other Information                                                     13

             Item 6.  Exhibits and Reports on Form 8-K                                      13

             Signatures                                                                     14

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
         XATA CORPORATION
         BALANCE SHEETS
         JUNE 30, 2002 AND SEPTEMBER 30, 2001

                                                                                         JUNE 30,            September 30,
                                                                                          2002                  2001
ASSETS                                                                                 (UNAUDITED)           (audited)
---------------------------------------------------------------------------------------------------------------------------
Current Assets
     Cash and cash equivalents                                                       $  2,312,608           $ 2,031,432
     Accounts receivable, less allowances for doubtful accounts
         of $105,000 and $245,000                                                       2,195,810             3,930,581
     Inventories                                                                        1,309,379             1,235,078
     Prepaid expenses                                                                     130,776               190,794
     Deferred income taxes                                                                     --               600,000
                                                                                     -----------------------------------
                TOTAL CURRENT ASSETS                                                    5,948,573             7,987,885

Equipment and Leasehold Improvements, at cost
     Engineering and manufacturing equipment                                              258,289                26,924
     Office furniture and equipment                                                       917,228               784,849
     Leasehold improvements                                                                24,948                24,948
                                                                                     -----------------------------------
                                                                                        1,200,465               836,721

     Less: accumulated depreciation and amortization                                     (619,501)             (470,816)
                                                                                     -----------------------------------
                TOTAL EQUIPMENT AND LEASEHOLD IMPROVEMENTS                                580,964               365,905

Other Assets
     Capitalized software development costs, less accumulated
         amortization of $4,170,669 and $2,735,394                                      3,338,911             4,774,186
                                                                                     -----------------------------------
                TOTAL OTHER ASSETS                                                      3,338,911             4,774,186
                                                                                     -----------------------------------
                TOTAL ASSETS                                                         $  9,868,448          $ 13,127,976
                                                                                     ===================================




See Notes to Financial Statements

                                                                           JUNE 30,                        September 30,
                                                                             2002                                2001
LIABILITIES AND SHAREHOLDERS' EQUITY                                      (UNAUDITED)                         (audited)
-------------------------------------------------------------------------------------------------    -------------------
Current Liabilities
     Current maturities of long-term debt                               $     266,093                       $   253,990
     Accounts payable                                                         719,589                         1,367,557
     Accrued expenses                                                         686,718                           402,318
     Deferred revenue                                                         846,380                           618,804
                                                                        ------------------------------------------------
                TOTAL CURRENT LIABILITIES                                   2,518,780                         2,642,669

Long-Term Debt                                                                441,400                           629,936
                                                                        ------------------------------------------------
                TOTAL LIABILITIES                                           2,960,180                         3,272,605

Commitments                                                                        --                                --

Shareholders' Equity
     Preferred stock                                                               --                                --
     Common stock, par value $0.01 per share; 12,000,000 shares
         authorized; 6,928,825 and 6,893,351 shares issued                     69,288                            68,933
     Additional paid-in capital                                            17,748,440                        17,657,710
     Accumulated deficit                                                  (10,909,460)                       (7,871,272)
                                                                        ------------------------------------------------
                TOTAL SHAREHOLDERS' EQUITY                                  6,908,268                         9,855,371
                                                                        ------------------------------------------------
                TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY              $   9,868,448                      $ 13,127,976
                                                                        ================================================





See Notes to Financial Statements

XATA CORPORATION
STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2002 AND 2001


                                                        Three Months                            Nine Months
                                                       Ended June 30,                          Ended June 30,
                                         ---------------------------------------  ---------------------------------------
                                                  2002                2001               2002                   2001
                                         ---------------------- ----------------  ---------------------  ------------------
                                               (UNAUDITED)         (unaudited)        (UNAUDITED)           (unaudited)
                                         ---------------------- ----------------  ---------------------  ------------------
Net sales                               $       2,716,266         $  3,651,740     $   10,340,302         $ 10,240,204
Cost of goods sold                              2,261,363            2,681,268          6,896,310            6,846,551
                                        -----------------------  ----------------  ---------------------  -----------------
           GROSS PROFIT                           454,903              970,472          3,443,992            3,393,653

Operating expenses
     Selling, general and administrative        1,180,037            1,131,395          4,243,350            3,196,442
     Research and development                     486,588              759,725          1,608,121            1,266,339


                                                1,666,625            1,891,120          5,851,471            4,462,781
                                        -----------------------  ---------------   ---------------------  -----------------

           OPERATING LOSS                      (1,211,722)            (920,648)        (2,407,479)          (1,069,128)

Non-operating income (expense)
     Interest income                               10,188                7,320             31,915               37,438
     Interest expense                             (14,616)             (68,398)           (59,795)            (194,047)
     Other                                          3,963             (392,692)            (2,829)            (363,044)
                                        -----------------------  ---------------   ---------------------  -----------------
                                                     (465)            (453,770)           (30,709)            (519,653)
                                        -----------------------  ---------------   ---------------------  -----------------
           NET LOSS BEFORE INCOME TAXES        (1,212,187)          (1,374,418)        (2,438,188)          (1,588,781)

Income taxes                                     (600,000)                  --           (600,000)                  --
                                        -----------------------  ---------------   ---------------------  -----------------
           NET LOSS                     $      (1,812,187)        $ (1,374,418)    $   (3,038,188)        $ (1,588,781)
                                        =======================  ===============   =====================  =================
Net loss per common share
     Basic & Diluted                    $           (0.26)        $      (0.25)    $        (0.44)        $      (0.28)
                                        =======================  ===============   =====================  =================

Weighted average common and common
share equivalents
     Basic & Diluted                            6,927,638            5,589,030          6,907,442            5,586,285
                                        =======================  ===============   =====================  =================


See Notes to Financial Statements

XATA CORPORATION
STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED JUNE 30, 2002 AND 2001

                                                                                                    Nine Months
                                                                                                   Ended June 30,
                                                                                -----------------------------------------
                                                                                          2002                  2001
                                                                                       (UNAUDITED)          (unaudited)
-------------------------------------------------------------------------------------------------------------------------
Cash provided by (used in) Operating Activities
     Net loss                                                                   $    (3,038,188)          $(1,588,781)
     Depreciation and amortization of equipment and leasehold improvements              148,685               180,776
     Amortization of capitalized software development costs                           1,435,275               853,493
     Deferred income taxes                                                              600,000                    --
     Write-off of software product and other non-cash items                                  --               353,704
     Changes in assets and liabilities:
         Accounts receivable                                                          1,734,771               409,820
         Inventories                                                                    (74,301)             (752,426)
         Accounts payable                                                              (647,968)              221,901
         Accrued expenses and deferred revenue                                          511,976              (269,790)
         Prepaid expenses and other assets                                               60,018                17,207
                                                                                -----------------------------------------
                NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                     730,268              (574,096)
                                                                                -----------------------------------------
Cash used in Investing Activities
     Purchase of equipment                                                             (363,744)             (179,650)
     Addition to software development costs                                                  --            (1,091,906)
                                                                                -----------------------------------------
                NET CASH USED IN INVESTING ACTIVITIES                                  (363,744)           (1,271,556)
                                                                                -----------------------------------------
Cash provided by (used in) Financing Activities
     Net borrowings on bank line of credit                                                   --             1,047,176
     Payments on long-term debt                                                        (176,433)              (29,218)
     Proceeds from options and warrants exercised                                        91,085                23,878
                                                                                -----------------------------------------
                NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                     (85,348)            1,041,836
                                                                                -----------------------------------------

                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                        281,176              (803,816)

Cash and Cash Equivalents                                                       -----------------------------------------
     Beginning                                                                        2,031,432               928,497
                                                                                -----------------------------------------
     Ending                                                                     $     2,312,608           $   124,681
                                                                                =========================================
Supplemental Disclosures of Cash Flow Information
     Cash payments for interest                                                 $        56,134           $   186,003


See Notes to Financial Statements

NOTES TO FINANCIAL STATEMENTS

NOTE 1.  MANAGEMENT STATEMENT

In the opinion of management of the Company, the accompanying unaudited financial statements contain all adjustments (consisting of only normal, recurring accruals) necessary to present fairly the financial position of the Company as of June 30, 2002 and the results of operations for the three and nine months and cash flows for the nine months ended June 30, 2002 and 2001. The results of operations for any interim period are not necessarily indicative of the results for the fiscal year ending September 30, 2002. These interim financial statements should be read in conjunction with the Company's annual financial statements and related notes thereto included in the Company's Form 10-KSB and Annual Report to shareholders for the fiscal year ended September 30, 2001.


NOTE 2.  SIGNIFICANT ACCOUNTING POLICIES

REVENUE RECOGNITION: The Company derives its revenue from sales of hardware, software and related services. The Company recognizes revenue in accordance with Statement of Position (SOP) 97-2, Software Revenue Recognition, as amended by SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions, and Securities and Exchange Commission Staff Accounting Bulletin (SAB) 101, Revenue Recognition in Financial Statements.

Hardware and software revenue is recognized under SOP 97-2 and SAB 101 when (i) persuasive evidence of an arrangement exists, for example a signed agreement or purchase order, (ii) delivery has occurred, as evidenced by shipping documents and customer acceptance, (iii) the fee is fixed or determinable and payable within twelve months, and (iv) collectibility is probable and supported by credit checks or past payment history. Pursuant to certain contractual arrangements, revenues are recognized for completed systems held at the Company's warehouse pending the receipt of delivery instructions from the customer.

The Company's customers typically purchase maintenance agreements annually. Customers may also purchase extended warranty and service support contracts. Revenue from maintenance agreements, extended warranty and service support contracts are deferred and recognized ratably over the contract period.

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


NOTE 3.  CORPORATE LIQUIDITY

The Company believes its current cash balances and vendor terms will provide adequate cash to fund operating needs for the foreseeable future. However, a protracted decline in revenue, significant revenue growth or an increase in product development in the near term may require the Company to obtain external funding. Moreover, it is possible that the Company's cash needs may vary significantly from its predictions, due to failure to generate anticipated cash flow or other reasons. No assurance can be given that the Company's predictions regarding its cash needs will prove accurate, that the Company will not require additional financing, that the Company will be able to secure any required additional financing when needed, or that such financing, if obtained at all, will be on terms favorable or acceptable to the Company.

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

RESULTS OF OPERATIONS
NET SALES. Our net sales for the three months ended June 30, 2002 were $2.72 million, which represents a decrease of 26% compared to net sales of $3.65 million for the three months ended June 30, 2001. Net sales for the nine months ended June 30, 2002 increased 1% to $10.34 million from $10.24 million for the comparable nine months ended June 30, 2001. We believe the decrease in sales for the three months ended June 30, 2002 was due to poor economic conditions for technology products and delayed receipt of several new orders for our current fleet software and hardware products. The slight increase in net sales for the nine months ended June 30, 2002 was due to a high order backlog at the beginning of the period. We anticipate that total revenue for fiscal 2002 will approximate that of fiscal 2001.

GROSS PROFIT. Our gross profit for the three months ended June 30, 2002 was $455,000 (17% of net sales), a decrease of 53% compared to a gross profit of $970,000 (27% of net sales) for the same period in 2001. The decrease in gross profit percentage in the three months ended June 30, 2002 was due to an increase in certain fixed cost of sales items, including increased amortization expense of previously capitalized software development expenditures, as well as the effect of spreading these fixed cost of sales expenses over a lower net sales amount. Gross profit for the nine months ended June 30, 2002 of $3.44 million (33% of net sales) slightly exceeded our gross profit of $3.39 million (33% of net sales) for the same period in 2001. This increase in gross profit was due to reduced manufacturing costs of certain products and improved software and service contract revenue, offset by increased amortization expense.

OPERATING EXPENSES. Operating expenses include research and development expenses, as well as selling, general and administrative expenses. Total operating expenses were $1.67 million (61% of net sales) for the three months ended June 30, 2002 compared to $1.89 million (52% of net sales) for the same period in 2001. Operating expenses were $5.85 million (57% of net sales) for the nine months ended June 30, 2002 compared to $4.46 million (44% of net sales) for the same period last year.

Selling, general and administrative expenses were $1.18 million (43% of net sales) for the three months ended June 30, 2002, compared to $1.13 million (31% of net sales) for the comparable prior year period. For the nine months ended June 30, 2002, selling, general and administrative expenses were $4.24 million (41% of net sales), compared to $3.20 million (31% of net sales) for the same period last year. The increase in selling, general and administrative expenses in the first nine months of fiscal 2002 was due to increased sales salaries, commissions and expenses incurred in an attempt to achieve higher net sales, staff additions made to manage anticipated future growth, and a new matching contribution to our retirement savings program. While we implemented several initiatives in our fiscal third quarter to reduce our selling, general and administrative expenses, we expect these expenses for fiscal 2002 to be higher than during fiscal 2001.

Research and development expenses during the three and nine months ended June 30, 2002 were $487,000 and $1.61 million. Research and development expenses in the comparable 2001 periods were $760,000 and $1.27 million. As planned, we are utilizing proceeds from the July 2001 JDSTG equity investment for development of our XATANET, XATA Application Module and Fleet Enterprise products. We capitalize software development expenditures after we establish technological feasibility of new products, and later amortize these capitalized amounts to cost of goods sold based on the anticipated useful life of the product. We determine the useful life of each product based upon its anticipated future net revenues. In the nine months ended June 30, 2002, we did not capitalize any software development costs because the expenditures were primarily on products that have not attained technological feasibility. In the nine months ended June 30, 2001, we capitalized $1.09 million of software development expenditures. We anticipate that total expenses for research and development for fiscal 2002 will be greater than fiscal 2001.

NON-OPERATING INCOME AND EXPENSE. Interest expense for the three months ended June 30, 2002 was $15,000 compared to $68,000 in the comparable prior year period. Interest expense for the nine months ended June 30, 2002 was $60,000 compared to $194,000 in the comparable prior year period. Interest expense decreased in the current year because we repaid in full our bank credit line with funds from the July 2001 JDSTG investment. Interest expense in the first nine months of fiscal 2002 included interest on the JDSTG Note Payable and an annual minimum interest assessment associated with our former bank line of credit. Interest income for the three and nine months ended June 30, 2002 was $10,000 and $32,000, compared to $7,000 and $37,000 in the comparable prior year periods.

INCOME TAXES. Income tax expense of $600,000 was recorded in the three months ended June 30, 2002 in connection with the write-off of a deferred tax asset. No income tax benefit or expense was recorded for the three or nine months ended June 30, 2001. Financial Accounting Standards Board (FASB) Statement No. 109, Accounting for Income Taxes, states in part: (i) all available evidence, both positive and negative, shall be considered to determine whether, based on the weight of that evidence, a valuation allowance is needed, (ii) forming a conclusion that a valuation allowance is not needed is difficult if there is negative evidence such as cumulative losses in recent years, and (iii) weight given to the potential effect of negative and positive evidence shall be commensurate with the extent to which it can be objectively verified. Because we have had continued operating losses and do not have objectively verifiable positive evidence as prescribed by FASB Statement No. 109, as of June 30, 2002 we concluded that the write-off of the deferred tax asset was appropriate. Realization of deferred tax assets is dependent on future taxable income during the periods when deductible temporary differences and carryforwards are expected to be available to reduce taxable income. The amount of the net deferred tax asset considered realizable could be increased in the future if we return to profitability and actual future taxable income is higher than currently estimated.

NET EARNINGS (LOSS). Net loss for the three months ended June 30, 2002 was $1.81 million compared to a net loss of $1.37 million for the three months ended June 30, 2001. Net loss for the nine months ended June 30, 2002 was $3.04 million compared to a net loss of $1.59 million for the nine months ended June 30, 2001. The increased net loss in the current year resulted from higher research and development expenses, amortization of software development costs and selling, general and administrative expenses, without a comparable increase in revenues and gross profit, and the write-off of the deferred tax asset of $600,000 in the current three month period.

LIQUIDITY AND CAPITAL RESOURCES
At June 30, 2002, we had working capital of $3.43 million compared to working capital of $5.35 million at September 30, 2001. The decrease in working capital was primarily caused by purchases of equipment, payments on our long-term debt, the write-off of the $600,000 deferred tax asset and our net loss for the period, excluding non-cash depreciation and amortization expenses.

Cash provided by operating activities during the nine months ended June 30, 2002 totaled $730,000 compared to cash used by operating activities of $574,000 for the same period last year. Cash provided by operating activities for the nine months ended June 30, 2002 was the combined result of a decrease in accounts receivable and prepaid expenses of $1.79 million, increase in accrued expenses and deferred revenue of $512,000, non-cash depreciation and amortization expense of $1.58 million and the $600,000 deferred tax asset write-off, offset by a an increase in inventories of $74,000, decrease in accounts payable of $648,000 and the $3.04 million net loss. We expect non-cash depreciation and amortization expenses to be greater in fiscal 2002 than in 2001.

Cash used in investing activities was $364,000 for purchases of equipment in the nine months ended June 30, 2002 compared to $1.27 million during the same period last year. The decrease in cash used in investing activities was primarily due to not capitalizing any software development expenditures during the nine months ended June 30, 2002. We capitalize software development expenditures only after achieving technological feasibility. Development expenditures before achieving technological feasibility are treated as research and development expense as they are incurred.

Cash used in financing activities was $85,000 in the nine months ended June 30, 2002 compared to $1.04 million provided by financing activities during the same period a year ago. The decrease was primarily due to repayment in full of our bank credit line in July 2001, and the absence of credit line activity since that time.

On February 28, 2002, we terminated our credit agreement with Wells Fargo Business Credit, Inc. because of the fees associated with maintaining an unused line of credit with them. At the time of termination, we did not project usage of the credit line for the balance of fiscal 2002. We believe our current cash balances and vendor terms will provide adequate cash to fund operating needs for the next twelve months and the foreseeable future. However, if our future revenue is less than we currently anticipate, we may seek additional financing. See Note 3 in the Notes to Financial Statements. It is possible our cash needs may vary significantly from our predictions, due to failure to generate anticipated cash flow or other reasons. No assurance can be given that our predictions regarding cash needs will prove accurate, that we will not require additional financing, that we will be able to secure any required additional financing when needed, or that such financing, if obtained at all, will be on terms favorable or acceptable to us.

TRANSACTIONS WITH RELATED PARTY VENDOR
We purchase our new XATA Application Module (XAM) mobile computing and communication devices from Phoenix International Corporation, a wholly owned subsidiary of Deere & Company. Deere is one of our significant shareholders and currently has three individuals serving on our Board of Directors. Phoenix International fabricates the XAM units to our detailed design specifications. We retain full ownership to the intellectual property rights of the XAM design. Our terms with Phoenix International are comparable to those we have with non-affiliated vendors. Payments to Phoenix International in the three and nine months ended June 30, 2002 totaled $312,000 and $444,000. These amounts may increase over time to the extent sales of our XAM units and related products increase. We have no dependence on this vendor and are able to purchase the fabrication of this product from other vendors if necessary or desirable.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We invest our excess cash in money market mutual funds. The market risk on these investments is minimal. Our outstanding long-term debt carries interest at rates that primarily float with prime rates. As a result, there is no material market risk relating to our long-term debt.

FORWARD-LOOKING STATEMENTS
This document includes forward-looking statements based on current expectations. Actual results may differ materially. These forward-looking statements involve a number of risks and uncertainties about us, our business, our customers, and the economy and business environment in general. Risks and uncertainties about us include, for example, the following: although we expect to incur operating losses in the current fiscal year, these losses may continue beyond the expected timeframe or in excess of the expected magnitude, and we may be dependent upon external investment to support our growth during periods in which we incur operating losses; we may be unable to adapt to technological change quickly enough to grow or to retain our customer base; we will continue to be dependent upon positioning systems and communication networks owned and controlled by others, and accordingly, their problems may adversely impact us; for the foreseeable future, we are dependent upon the continued receipt and fulfillment of new orders for our current products; and our growth and profitability depend on our timely introduction and market acceptance of new products, our ability to continue to fund research and development activities, and our ability to establish and maintain strategic partner relationships. You are encouraged to read more about the specific risks and uncertainties of our business. We have described those which we currently consider most important in our report on Form 10-KSB for our fiscal year ended September 30, 2001. We undertake no obligation to update our disclosures in this regard.

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

         None


ITEM 2.   CHANGES IN SECURITIES

         None


ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

         None


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None


ITEM 5. OTHER INFORMATION

         None


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

          Exhibit
          99.1 Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: August 12, 2002    XATA Corporation
      ----------------    (Registrant)



                          by:/s/  John G. Lewis
                             --------------------------------------------------
                             John G. Lewis
                             Chief Financial Officer
                             (Signing as Principal Financial and Accounting Officer and as Authorized Signatory of Registrant)