Form 10KSB
period 2002-09-30
XATA CORP /MN/
filed 2002-12-30
CIK 854398

                                   FORM 10-KSB

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended: September 30, 2002

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ________________ to _________________

         Commission file number: 0-27166


                                XATA CORPORATION
--------------------------------------------------------------------------------
                 (Name of small business issuer in its charter)

          Minnesota                                     41-1641815
--------------------------------------------------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

151 East Cliff Road, Suite 10, Burnsville, Minnesota               55337
--------------------------------------------------------------------------------
    (Address of principal executive offices)                     (Zip Code)

Issuer's telephone number:  (952) 707-5600

Securities registered under Section 12(g) of the Exchange Act:

                          Common Stock, $.01 par value
--------------------------------------------------------------------------------
                                (Title of Class)

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



State issuer's revenues for its most recent fiscal year:  $ 13,181,000

The aggregate market value of the voting stock held by non-affiliates of the registrant was $14,832,000 as of December 16, 2002, based upon the closing sale price on the Nasdaq Small Cap Market reported for such date. Shares of Common Stock held by each officer and director and by each person who owns 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

There were 6,933,825 shares of the registrant's Common Stock issued and outstanding as of December 16, 2002.


                       DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Form 10-KSB incorporates information by reference from the definitive Proxy Statement for the Annual Meeting of Shareholders to be held on March 4, 2003 to the extent stated herein. Except with respect to information specifically incorporated by reference in this Form 10-KSB, the Proxy Statement is not deemed to be filed as a part of this Report. It is anticipated that the Proxy Statement will be filed with the Commission not later than January 28, 2003. In addition, there are incorporated by reference in this Report certain previously filed exhibits identified in Part III, Item 13.

                                TABLE OF CONTENTS


                                                                                                               Page
                                                                                                               ----
PART I

Item 1.    Description of Business                                                                               1

Item 2.    Description of Property                                                                              17

Item 3.    Legal Proceedings                                                                                    17

Item 4.    Submission of Matters to a Vote of Security Holders                                                  17

PART II

Item 5.    Market for Common Equity and Related Stockholder Matters                                             18

Item 6.    Management's Discussion and Analysis or Plan of Operation                                            19

Item 7.    Financial Statements                                                                                 23

Item 8.    Changes In and Disagreement with Accountants on Accounting and
           Financial Disclosure                                                                                 23

PART III

Item 9.    Directors, Executive Officers, Promoters and Control Persons, Compliance with
           Section 16(a) of the Exchange Act                                                                    24

Item 10.   Executive Compensation                                                                               24

Item 11.   Security Ownership of Certain Beneficial Owners and Management and
           Related Stockholder Matters                                                                          24

Item 12.   Certain Relationships and Related Transactions                                                       25

Item 13.   Exhibits and Reports on Form 8-K                                                                     25

Item 14.   Controls and Procedures                                                                              27

SIGNATURES

CERTIFICATIONS


                           FORWARD LOOKING STATEMENTS

This document includes forward-looking statements based on current expectations. Actual results may differ materially. These forward-looking statements involve a number of risks and uncertainties about us, our business, our customers, and the economy and business environment in general. Risks and uncertainties about us include, for example, the following:

- Although we expect to incur operating losses in the next fiscal year, these losses may continue beyond the expected time frame or in excess of the expected magnitude, and we may be dependent upon external investment to support our growth during periods in which we incur operating losses.
- We may be unable to adapt to technological change quickly enough to grow or to retain our customer base.
- We will continue to be dependent upon positioning systems and communication networks owned and controlled by others, and accordingly, their problems may adversely impact us.
- For the foreseeable future, we are dependent upon the continued receipt and fulfillment of new orders for our current products.
- Our growth and profitability depend on our timely introduction and market acceptance of new products, our ability to continue to fund research and development activities, and our ability to establish and maintain strategic partner relationships.


                                TRADEMARK NOTICE

XATA(R), OpCenter(TM), SmartCom(TM), Position Plus(TM), Yard Express(TM) and XATANET(TM) are all trademarks of XATA Corporation. XATA(R) is registered with the U.S. Patent and Trademark Office.


                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

ABOUT XATA

We are a leading provider of mobile information solutions to the commercial trucking industry. Our innovative technologies and value-added services enable customers to optimize the utilization of their transportation assets - vehicles, trailers, drivers and cargo - resulting in decreased cost, increased productivity and improved customer service. We offer systems incorporating both mobile and desktop applications which collect, analyze and communicate information that can be used to enhance driver productivity, improve asset utilization, comply with regulatory requirements and improve operating efficiency. Our products seamlessly combine enterprise software, onboard computing, wireless communications and global positioning to provide an enterprise-wide logistics management solution for many of North America's largest trucking fleets. We believe we offer the most technologically advanced and value-added solutions for the commercial trucking industry.

Our products are powerful, advanced, yet user-friendly computer systems used by commercial trucking fleets. The systems automatically collect data for drivers' electronic log records, fuel consumption, mileage and location. Our systems integrate data generated within the truck as well as data received via GPS (Global Positioning System) into either a Windows- or Web-based user interface, enabling fleet managers to measure fleet performance, resolve exception conditions, monitor ongoing operations and perform detailed analyses. XATA was the first to provide completely paperless electronic logs, exception-based management and learned standards for accurate fleet intelligence.

Founded in 1985, XATA was formed to address the demand for onboard information systems for the commercial trucking industry. Our product offerings consist of OpCenter(TM), our comprehensive, Windows-based fleet management solution, and XATANET(TM), our next-generation, Web-based fleet management solution.

Our systems have been installed in approximately 30,000 commercial trucks at approximately 1,000 customer locations. Our customers include Fortune 500 companies and other large organizations, including Allegiance Healthcare Corporation, Baxter Healthcare Corporation, The BOC Group plc, Coca-Cola Enterprises, Inc., Eby-Brown Company, The Kroger Co., McLane Company, Publix Super Markets, Inc., Penske Corporation, Ryder System Inc., Safeway, Inc., Supervalu, Inc., Toys "R" Us, Inc., Tree of Life, Inc., Unisource (a division of the Georgia-Pacific Group), the United States Postal Service, Whirlpool Corporation and xpedx (a division of International Paper Company).

Over the past several years we have invested heavily in product development to transform our products from closed, hardware-based systems to open, platform-independent software-based solutions, and to develop additional software applications for monitoring and controlling trucks and fleet operations. Our first generation products, introduced in the early 1990's, included our revolutionary Driver Computer and Fleet Management System software. Valuable data was downloaded from Driver Computers to the Fleet Management System host software in batch mode via our patented Driver Key. In the late 1990's we integrated wireless communications enabling real-time data exchange with the mobile units and upgraded our host software to OpCenter, an advanced Windows-based platform. While our OpCenter system continues to be a leading solution for larger private trucking fleets, we believe that there is significant growth potential for our next-generation Web-based XATANET solution. We have been developing XATANET for several years and are now launching XATANET
2.0 to market.

Our products address ten basic functions for fleet operators and provide information and other tools to control costs and maximize performance:

         - Fleet Management: Improve productivity, increase profitability and move cargo through distribution channels in a timely and cost effective manner.

         - Dispatch: Efficient routing, trip optimization and stop activity scheduling.

         - Compliance: Record keeping required by federal and state agencies pertaining to state border crossings and fuel purchase information.

         - Safety: Assure drivers adhere to fleet and government safety guidelines, as well as provide driving habit and performance information, including speeding and braking operations.

         - Customer Service: Communicate scheduled and actual pick-up and delivery times.

         - Maintenance: Capture engine warning diagnostics, monitor engine factors, schedule preventive maintenance and predict potential problems.

         - Invoicing: Provide mileage, weight and other data required for customer invoicing.

         - Payroll: Provide mileage, stop, cargo, layover, delay and other data for processing payroll.

         - Drivers: Provide performance feedback, eliminate paperwork, validate scheduled activities, record unplanned events and conditions, and implement driver incentive programs.

         - Management Information Systems: Exchange information with existing corporate mainframe applications, such as billing, payroll, maintenance and customer records.

In October, 2002 we announced the upcoming availability of our new XATANET 2.0 Web-based fleet management system utilizing the satellite communication network of ORBCOMM LLC. Our product development efforts are focused on continued development of XATANET, a modular Java-based suite of software applications that can be used with different types of computing hardware, communication networks and peripheral devices. This product line allows customers to buy only the XATANET applications that best match their current needs, and offers them the flexibility to purchase additional XATANET applications as their needs evolve. When combined with our new XATA Application Module mobile computing and communication device, XATANET overcomes the major impediments typically associated with implementing onboard computer systems, including costly and time consuming hardware installation and extensive training of drivers and system operators. XATANET significantly reduces the time required for deployment of an initial vehicle system and subsequent application upgrades since software can be downloaded to trucks in the field over a wireless network. In addition, many of the XATANET applications do not require driver involvement, which eliminates driver training and improves data integrity. XATANET is the first system to allow embedded computers and in-dash displays installed by truck manufacturers to communicate with the computer systems used by fleet operators, truck owners and leasing companies.

We market our products to operators of commercial trucking fleets primarily through our nationwide direct sales force. We offer continuing comprehensive service and technical support to our customers through our XATAServ maintenance and support program. We believe the level of service we provide to our customers is unique in the industry and a key competitive advantage in securing new customers and retaining existing accounts.

We believe that our new software and hardware products will enable us to significantly broaden our penetration of the commercial trucking market. Private fleets and for-hire carriers comprise the two major fleet categories within the commercial trucking industry. Our current market focus is the private fleet category. Private fleets include manufacturers, wholesalers, merchants and other companies who transport their own goods using equipment they own or lease. For-hire carriers include less-than-truckload carriers and truckload carriers whose primary business is the trucking and transportation of freight that belongs to others. We are working to establish distribution relationships with several leading truck leasing companies to provide an important new sales channel for our new XATANET product and to penetrate the vast number of small and mid-size private fleets that our direct sales force cannot penetrate in a cost-effective manner.

In 2000 we formed a strategic alliance with John Deere Special Technologies Group, Inc. ("JDSTG"), a subsidiary of Deere & Company, to enable us to accelerate our product development initiatives and more effectively distribute our new products to both new and existing markets. As part of the relationship,

Deere has provided debt financing and made two equity investments in XATA and now owns approximately 31% of our company. We believe the relationship with Deere benefits us in the following ways:

         - it has provided funds to accelerate new product development, which will enable us to enter new segments of the commercial trucking market and other non-trucking markets; and

         - it may assist us in establishing additional distribution channels for our products;

         - it may assist us in penetrating Deere's core markets, including agriculture and construction equipment.

We continue to emphasize product development focused on open, modular information solutions. We continue to migrate our line of XATA ONBOARD systems to our new XATANET open system environment. Our product development initiatives generally adhere to the following principles:

         - develop Web- and Java-based software applications to enable fleet-wide communications, enhance driver productivity and improve fleet management capabilities;

         - develop applications that maximize customer return on investment and ease-of-use;

         - integrate leading satellite and tower-based wireless communication networks to provide our customers with a choice of wireless data communications options;

         - develop modular mobile hardware products when not available from other sources; and

         - offer a clear migration path for users of older generation products to our latest systems.

We believe this strategy will position our company for growth and will allow us to offer our customers modular hardware and multiple software applications within open system environments that do not require significant installation time or employee training.


THE TRUCKING INDUSTRY

Commercial trucking fleets are characterized by significant investment in equipment, high operating costs, significant annual mileage per vehicle and extensive federal and state compliance reporting requirements. Costs for equipment, fuel, drivers, insurance, maintenance, dispatchers, safety directors, clerical support and support equipment make the efficient operation of each vehicle an essential and complex part of fleet management. Accordingly, accurate and timely data collection and analysis enables managers of truck fleets to sustain and increase profitability. We believe there is, and will continue to be, significant demand in the trucking industry for mobile information solutions, principally because the use of this technology enables truck operators to reduce expenses, respond to competitive pressures and improve customer service.

We believe the following trends significantly impact the commercial trucking industry and result in increasing competitive pressures and an accelerated demand for information technology:

         - Deregulation of prices. The deregulation of prices in the trucking industry has resulted in increased competition and declining prices. This drives both industry consolidation and technology implementation, as trucking companies strive to become more efficient to remain competitive.

         - Safety and security concerns. Since the terrorist attacks of September 11, 2001, public authorities and fleet operators have become more acutely interested in technology solutions to increase the safety and security of their drivers and cargo. This is especially true for companies transporting hazardous loads.

         - Increased operating costs. As the public has become increasingly concerned about the safety of large trucks, legislators have proposed legislation to regulate truck and driver safety. Industry leaders have proposed using electronic monitoring to ensure safe operation, in lieu of new legislation. In addition, fuel, insurance, driver salaries and other operating costs continue to increase. These trends encourage operators to utilize onboard information solutions to manage their fleets.

         - E-commerce. As companies increasingly rely on just-in-time inventory management and seek to control and monitor inventories throughout their entire supply chain, they demand better service and increased capabilities from their trucking operators and vendors. In addition, as companies increasingly adopt Internet technologies to reduce communication costs, paperwork and processing times, trucking operators are forced to adopt technology to comply with the operating processes and systems of their customers. This trend encourages integration of onboard computers with the host information system of trucking companies.

In addition to management information needs, extensive operational data collection and reporting is mandated by federal and state agencies. For example, the Federal Highway Administration (FHWA) imposes strict work hour rules on drivers and requires maintenance of driver logs. Drivers of hazardous loads are subject to additional regulation and documentation requirements. Failure to maintain legally required driver logs may result in permanent license revocation, substantial fines and, in the case of an accident, potential liability for the trucking company and its management. Although insurance companies, truck operators, industry leaders, the National Transportation Safety Board, manufacturers and leasing companies are in agreement that mandated electronic logs improve the accuracy of record keeping, FHWA regulations do not yet require onboard electronic driver logs. We believe federal regulations will eventually mandate electronic driver logs.

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

The commercial trucking industry is increasingly utilizing mobile information solutions to respond to these competitive and regulatory pressures. As information technology plays a larger role in commercial trucking operations, the industry is trending away from proprietary, closed systems to standardized, platform independent, open systems that efficiently communicate, manipulate, transfer and store information while using computing hardware from different manufacturers. In order to complete the evolution to an open architecture for onboard information systems, truck manufacturers, hardware manufacturers and communications companies are developing hardware based on standardized operating systems. Also, technology suppliers to the trucking industry are adding capabilities to their systems, which blurs the traditional lines of competition for suppliers in the existing onboard computer market. Suppliers of onboard computers have added communications to their existing closed systems to enable trucks in the field to communicate with their home offices. Similarly, traditional communications providers are adding applications to provide some of the functionality of the traditional suppliers of onboard computers. We provide the applications required by hardware manufacturers and communications providers by integrating our XATANET applications across different hardware platforms and operating systems. This is possible because our XATANET system "floats" over the hardware's operating system, making it platform independent. In addition, XATANET represents the first onboard computing solution capable of integrating the information gathered from individual trucks to the host systems used by fleet operators, asset owners and truck manufacturers.


TARGET MARKETS

There are approximately 7.4 million commercial trucks operating in the United States, of which 6 million are in private fleets. While most of our current customers fall into a portion of the private fleet category, we believe that our new software and hardware products enable us to enter other segments of the commercial trucking industry.

Private Fleets

Private fleets include the 6 million commercial trucks operated by manufacturers, wholesalers, merchants and other companies who transport their own goods using equipment they own or lease. Historically, the costs associated with purchasing an integrated hardware and software solution for onboard computing, including our OpCenter solution, required a minimum fleet size in order to recover the fixed costs of the investment. As a result, we have targeted our OpCenter solution to private fleets that operate over 15 heavy-duty trucks in select vertical markets. We believe our historic target market segment has comprised approximately 300,000 vehicles. We believe our introduction of XATANET will allow us to significantly expand our addressable market to the full private fleet sector, including smaller fleets and additional vertical markets. Specifically, smaller fleets are able to purchase individual XATANET software applications that target their specific information needs and will use our Internet based host system to collect, process, and present their data. We believe these smaller fleets represent a significant new market opportunity. We view the total 6 million commercial trucks in this segment as our target market going forward.

For-Hire Carriers

For-hire carriers include less-than-truckload (LTL) carriers and truckload carriers whose primary business is the trucking and transportation of freight that belongs to others. There are approximately 1.4 million commercial trucks in the for-hire carrier market segment. Qualcomm Incorporated has been successful at penetrating this market segment with its satellite communications system, and we believe it currently provides service to 20%-25% of the vehicles in this segment. We view the for-hire carriers as a very attractive future opportunity, particularly as Qualcomm's older units begin to reach obsolescence.

Other Markets

We believe our new XATANET system can be introduced successfully into other markets because of its open system architecture and platform independence. For example, we believe that with modest modifications our XATANET applications could be marketed successfully in the agricultural market, the off-road construction market, the rail and container market, the transit market, and many opportunities internationally.


DISTRIBUTION CHANNELS

Direct Sales

Our direct sales force sells our mobile information systems to the private fleet trucking industry and logistics providers. The efforts of our direct sales force are supported by our systems engineering staff, which has a strong working knowledge of the hardware and software configurations required by fleet operations, and by our technical support representatives, who have experience integrating our systems into fleets.

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

We have found the average sales cycle for our OpCenter solutions to be six to twelve months, but expect the sales cycle for our XATANET solution to be shorter. Customers typically compare multiple competing systems by conducting in-vehicle product evaluations before making a purchase commitment. Customers typically view a system purchase as a five-year technology commitment.

Truck Leasing Companies

We are working to establish distribution relationships with several of the leading truck leasing companies to provide an important new sales channel for our new XATANET product to penetrate a vast number of small and mid-size private fleets that our direct sales force cannot penetrate in a cost-effective manner.


COMPETITION

XATA's traditional competition has been onboard trip recorder companies such as Cadec Corporation, Traxis, Inc., Tripmaster Corporation and FleetAdvisor (a product recently acquired by Qualcomm from Eaton Corporation). These companies provide hardware and software that connect to the truck and operate in the dispatch office in a client-server architecture. All of the onboard systems monitor fleet productivity in terms of miles, speed, fuel economy, idle time, time at stop and engine performance, and can automate processes within the fleet operation such as driver logs, fuel tax reports and payroll. These companies have expanded their offerings over the years to allow the addition of GPS and wide area wireless communications, but at a typical cost of $3,000 to $5,000 per truck. Although these communication capabilities have long been desired for providing better customer service, the high initial price of these systems significantly limits their market potential. These companies have taken the approach of partnering with terrestrial wireless communication providers, all of which offer competitive pricing but with coverage generally restricted to urban areas. Satellite communication capabilities have also been offered to improve coverage, but the costs have been prohibitive for much of the market because the satellite networks utilized required complex, expensive equipment and airtime charges were high. Implementation costs, such as driver training and office training, have also been an obstacle. Due to these issues, significant penetration into the private fleet market by these products has been limited to what we estimate to be approximately $50 million annually over the past five years.

Over the past two years, communication providers, who traditionally targeted the over-the-road, for-hire segment of the trucking industry, have begun to target the largely untapped private fleet segment due to its size. However, they have realized that selling communication capabilities without fleet management software applications was ineffective. Fleet managers need these applications to drive down their cost of operations, eliminate paperwork, streamline information flow, monitor driver productivity, and monitor vehicle performance for maintenance and fuel consumption efficiency. To address these needs, the communication providers have started to offer software applications to automate driver logs, fuel tax reporting, and other fleet management tasks, but they typically lack the deep industry knowledge to offer a comprehensive package for the trucking industry. Companies that have entered this market include Aether Systems, Inc., Qualcomm, Wireless Matrix Corporation, Highway Master (now part of Aether) and PeopleNet Communications Corporation. While these companies can and do offer satellite and terrestrial communications capabilities, their terrestrial options have limited coverage and their satellite solutions are relatively expensive.

A new effort in the market is coming from companies that provide low-cost, low-end solutions with GPS capabilities for vehicle positioning and analog communications for two way messaging. These players include At Road, Inc., FleetBoss Global Positioning Solutions Inc., AirIQ, Inc. and Teletrac, Inc. They all have systems that we believe provide limited functionality and limited scalability. Their success has come mainly from route delivery operations and smaller class vehicles in high-coverage urban areas. Although they are in the process of adding additional applications to their systems, they typically do not have the industry experience or advanced technology on which to run those applications. We believe that they will require more expensive hardware solutions and improved wireless communication options to be successful in the larger-class private fleet market.

XATANET's advantages include a complete fleet management offering, availability over the Web, low-cost satellite communications and true scalability. Scalability allows customers the flexibility to purchase a low-cost system that requires no driver training, can automate many of the manual processes within a fleet, and can provide the needed metrics for improving fleet productivity. As the needs of the customer expand, applications, handheld devices, and driver displays can be added on an ala carte basis to enhance the system's functionality. Traditionally, fleets have been forced to buy a complete package. Thus, XATANET will have a significant advantage due to having a scalable, Web-based offering, satellite coverage and very competitive pricing.

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

OUR PRODUCTS AND SERVICES

The XATANET System

Our newest product line, XATANET, is the evolution of our most successful software applications to a Java and Internet based open system architecture that is independent of any hardware platform and communications network. XATANET allows our customers to install only the specific solutions needed and to scale their system configurations to their specific needs. Also, XATANET dramatically reduces training time and expense because the system allows information from certain applications to be automatically sent to the host system without driver involvement and allows additional applications to be downloaded via wireless communications to trucks in the field.

The XATANET system is an integrated network of platform managers that exist on vehicles, at yard data exchange sites, at any authorized user "browser" access site, and in our centralized server and solutions site. Specifically, the major components of the XATANET system are:

         - XATANET Mobile - An onboard platform-independent operating system that manages the vehicle data network interface, GPS, wireless communication, application management, driver interfaces and other peripheral devices. It supports, via a Java virtual machine, any mix of Java-based independent software applications. This system operates on our XATA Application Module, as well as other leading mobile hardware platforms.

         - XATANET Gateway - A PC-based system that is located at fleet specified sites to exchange data with drivers and vehicles that choose to utilize a yard based communication capability and/or portable data devices. The XATANET Gateway connects to yard antennas and/or portable data devices to exchange data with drivers or vehicles. The gateway is also connected to the Internet which allows data exchange with the XATANET Server and directly with authorized system users. This system component is not required if the enterprise chooses to use wide area wireless communication networks for data exchange.

         - XATANET Server - An Internet-based server that collects information from XATANET Mobile and XATANET Gateway systems, processes and stores that information, and presents the information to users on demand and by automatic exception communication. This server is designed to handle large enterprises, multiple fleets, and multiple carriers in a single centralized, XATA-managed system while allowing secure access to specific data by users that can use an Internet browser from any PC at any location.

         - XATANET Store - This Internet-based system is an electronic store containing applications software that can be selected by fleet operators for wireless distribution to selected vehicles and enabled for fleet management use. Customer system administrators can access the XATANET Store to review the available software solutions, select applications for trial use, and purchase licenses for production use.

The underlying philosophies of our XATANET product line are modularity, platform independence, economy to match customers' requirements, and user managed system evolution. We currently offer Vehicle Application and Driver Application Packages that include a roof-mounted XATA Application Module containing the XATANET Mobile system and selected applications. No driver training is required for the Vehicle Package because these applications do not require a driver interface. This immediately benefits vehicle owners and provides for the future expansion of software applications and hardware components as future requirements unfold.

XATANET allows customers to transmit additional applications in real-time directly to vehicles on the road by using the XATANET wireless application management system. This centrally managed software capability is a major improvement over historical methods that required technicians to physically connect to each truck for system upgrades. XATANET will provide significant benefits to our customers in the form of scalable, customer specific solutions for fleet operators, truck leasing companies and truck manufacturers.

A typical XATANET customer purchases a XATA Application Module with micro display for each vehicle, and enters into a multi-year service agreement with XATA providing access to the Web-based XATANET Server hosted by XATA as well online and telephone support for use of XATANET.

XATA ONBOARD System and OpCenter(TM) Fleet Management Software

Our XATA ONBOARD system enables managers to achieve measurable fleet performance and productivity improvements by integrating onboard technology into the fleet management process. The XATA ONBOARD system consists of a Driver Computer, Driver Key, Data Station and our OpCenter(TM) Fleet Management Software hosted and managed by the customer.

The Driver Computer has a large, touch-sensitive, easy-to-read, user-friendly screen that provides instant feedback to the driver. Our Driver Computer is well accepted by drivers because it is easy to use and acts as an onboard information advisor. Each driver has an electronic Driver Key that stores his identity, log, dispatch, and trip data and is a means of electronically transferring information to and from the Driver Computer and Data Station. Data Stations consist of the same hardware as the Driver Computer, but utilize different software. Data Stations are located where drivers begin and end their trips, and provide dispatch data on a Driver Key at the beginning of each trip and offload actual trip data from the Driver Key at the end of each trip.

Our OpCenter Fleet Management Software operates in a multi-user, Windows NT environment and is capable of managing multiple fleets over a wide area network and optionally incorporateseither the ORBCOMM satellite or Cingular tower-based communications network. This software collects, validates and processes data recorded by a fleet's network of Driver Computers and Data Stations. OpCenter provides a decision support system for the entire distribution team. This system reduces operating costs, improves safety, streamlines compliance reporting and automates data collection for other systems. By integrating all fleet operations under one Windows NT-based desktop workstation, our suite of intelligent applications help users efficiently measure fleet performance, resolve exception conditions, monitor ongoing operations and perform detailed analysis. Using OpCenter on a desktop workstation, the operations manager can access the information stored on the fleet's Driver Computers and Data Stations , which store the information in SQL databases.

When integrated with optional real-time wireless communications, OpCenter provides immediate access to critical onboard information. Its real-time notification is triggered by user-defined onboard conditions, ensuring that only critical information is reported to fleet management. Detecting and processing of exception conditions only improves operating efficiency while minimizing recurring communication charges.

XATA Application Module

The XATA Application Module is our newest mobile computing and communication platform for both our XATA ONBOARD and XATANET systems. It incorporates a powerful, rugged microprocessor with a twelve channel GPS receiver to process data and record vehicle location and is housed in a UV resistant plastic dome and a rugged aluminum base. The module's optional communication features can transfer data wirelessly via spread spectrum or through either the ORBCOMM satellite or CINGULAR Mobitex communication networks. It can be mounted on a mirror strut, faring strut, or any other location that has a clear GPS signal path. The self-locking sealed cable connector requires no screws or bolts and seals the module and cable from outside elements.

When coupled with a Driver Computer in a XATA ONBOARD system, the XATA Application Module and Driver Computer form a client/server system which can execute multiple onboard applications in a multi-tasking real-time environment while providing extensive connectivity to vehicle networks, peripheral devices and other servers. In this configuration, the XATA Application Module enables processing and memory resources for more advanced applications, connectivity to multiple peripheral devices, GPS positioning, optional wireless communications, increased systems integration in the vehicle, and an architecture that is modular, scalable and expandable.

XATAServ

XATAServ is our comprehensive customer service and technical support program, offering a wide range of support options designed to provide customer-focused solutions for operation of any of our mobile information solutions. Our customer service mission is to develop, communicate and deliver a comprehensive goal attainment and support program that ensures our customers' success with our applications by providing the tools, training and knowledge necessary to identify and maximize their return on investment. XATAServ is typically purchased at the time of the initial order and provides assistance in all areas, beginning with rollout and installation, and including training and support of ongoing operations. Our XATAServ program is in addition to the limited warranty included in the base price of the system. We also offer management-level consulting services to provide our customers with information and advice on how to improve their usage of our products. These advanced training services are different from the basic training and support service for front-line staff. Our consultants advise the customers' management on use of the advanced capabilities of our systems to reduce operating costs and increase savings. They help answer critical questions about interpreting data and detecting trends that require more extensive experience and expertise than technical support.


ALLIANCES

ORBCOMM

In October 2002, we entered into a Value Added Reseller relationship with ORBCOMM LLC, the leading provider of low earth orbit (LEO) satellite service. The initial contract term is for three years and is extendable at XATA's option for an additional three years. In exchange for certain volume commitments, the agreement provides XATA exclusivity versus key competitors and favorable pricing. XATA believes that ORBCOMM's LEO service provides the same ubiquitous service with greater data throughput than the leading GEO satellite service at a much lower up-front cost. The agreed subscription pricing is cost competitive with inferior terrestrial wireless service, which generally has sporadic coverage concentrated in high population regions.

Mack Trucks

Our partnership with Mack Trucks, Inc., in conjunction with the Federal Highway Administration's Intelligent Vehicle Initiative, enables advanced research and development opportunities for the Company and enables us to develop and field-test innovative technologies in a cost-sharing environment. The relationship, originated in 1998, allows Mack to enhance the functionality of its factory installed vehicle information system with our hardware modules and XATANET software applications. End customers of truck manufacturers will thus bypass the installation process, since vehicles will be delivered from the factory with an onboard information system already installed.


MAJOR CUSTOMERS

Sales to McLane Company accounted for 26% of fiscal 2002 revenue. Eby-Brown Company accounted for 10% of fiscal 2001 revenue. No other customer accounted for 10% or more of revenue in either of these fiscal years.


MANUFACTURING, PRODUCTION, AND QUALITY CONTROL

We subcontract the manufacture and assembly of our hardware products pursuant to our detailed specifications and quality requirements. One of our primary subcontract manufacturing vendors is Phoenix International, a subsidiary of Deere & Company. All such suppliers have entered into confidentiality agreements with respect to our proprietary technology. We believe our current suppliers can provide production volumes to meet our anticipated increases in product demand and are not aware of any difficulty experienced by our suppliers in obtaining raw materials for manufacture. We believe that we would be able to access alternative sources of supply without material difficulty or disruption in our business if any of our suppliers failed in their commitments to us.


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


RESEARCH AND DEVELOPMENT

Our market position is based on our strong research and development capability and our market technology leadership. We believe product development must continue in order to maintain this market position, integrate industry requirements, respond to market opportunities and keep abreast of technological change, which we expect to continue at a rapid pace. Along with customer-driven requirements, much of the impetus to adopt new technologies comes from logistics providers, suppliers, shippers, government, and other non-industry influences that encourage the use of reliable, low-cost technologies to increase overall industry efficiency. These new technologies include GPS and advanced mobile communications (cellular, satellite, wireless and paging). Research and development expense was approximately $2.16 million in fiscal 2002 and $1.77 million for fiscal 2001. No software development costs were capitalized in fiscal 2002. In fiscal 2001, $1.09 million of software development costs were capitalized


EMPLOYEES

As of September 30, 2002, our staff included approximately 68 employees and 5 independent contractors whose primary assignments are approximately as follows:
10 in administrative, finance, and IS; 31 in sales, marketing, and customer support; 5 in logistics; and 27 in engineering, product design, and development.


EXECUTIVE OFFICERS

Biographies of our executive officers are as follows:

Craig S. Fawcett, President & Chief Executive Officer, Director
Mr. Fawcett, age 36, joined XATA in February 2002 as President and Chief Executive Officer. Before joining XATA, Mr. Fawcett was Vice President of the Global Agriculture Division for John Deere. At Deere & Company, Mr. Fawcett held numerous leadership positions involving mergers and acquisitions, special technologies and operations. Prior to that he was a managing consultant for Arthur Andersen, now Accenture. Mr. Fawcett is a graduate of the Harvard Business School with an MBA and also has a Bachelor of Science degree in Engineering from The Ohio State University.

William P. Flies, Chief Technology Officer, Chairman
Mr. Flies, age 60, is the founder, Chief Technology Officer, Chairman of the Board, and a principal shareholder of XATA. Mr. Flies has served as Chief Technology Officer from 1993 until September 2000, and from February 2002 until present. He served as Chief Executive Officer from 1985 until December 1993, and from September 2000 until February 2002. Mr. Flies founded Datakey, Inc. and served as its Chief Executive Officer from 1978 to 1984 and as its Chairman from 1978 through 1991. While at Datakey, he was granted numerous U.S. and foreign patents in portable data electronics. From 1969 to 1978, he was with Technalysis Corporation, a computer consulting firm, as Vice President of Systems Products and as President of KET, Inc., a subsidiary that produced mainframe memory and peripheral subsystems. Mr. Flies joined Univac in 1964 as a systems engineer after receiving degrees in mathematics, physics, and business administration from Minnesota State University.

John G. Lewis, Chief Financial Officer, Secretary
Mr. Lewis, age 37, joined our company in January 2001 as Chief Financial Officer. Before joining XATA, Mr. Lewis was Chief Financial Officer of St. Paul-based PrimeYield Systems, Inc., a company that designed and manufactured high-performance components used in the testing of semiconductor devices. Prior to that Mr. Lewis was President of Lewis Engineering Company, Chaska, MN. Lewis Engineering manufactured products for the highway construction industry. Mr. Lewis graduated from Northwestern University with a BS in Industrial Engineering. He also earned an MBA from the J. L. Kellogg Graduate School of Management at Northwestern University.

Joel G. Jorgenson, General Manager - Private Fleet Operations
Mr. Jorgenson, age 34, joined our company in 1991 as an Account Executive. Mr. Jorgenson held various positions in sales and sales support prior to being promoted to Director of Sales in 1997. Mr. Jorgenson was appointed Vice President, Sales in September 1999, and named General Manager, Private Fleet Operations in 2002. Mr. Jorgenson has extensive experience with trucking industry software and onboard technology for private fleet operations. He has presented at many industry conferences, including NPTC, ATA and FDI. Mr. Jorgenson holds a bachelors degree in business from Augsburg College.

Thomas N. Flies, Vice President - Business Development
Mr. Flies, age 33, currently leads our business development group with focus on introducing our new XATANET system to asset owners and truck manufacturers. Mr. Flies joined the Company in 1990 and has served in various roles in product development, sales, marketing and operations. He holds degrees in business and computer science from the University of St. Thomas. Mr. Flies is the son of William P. Flies, Chief Technology Officer.


INVESTMENT CONSIDERATIONS

WE DO NOT HAVE A LONG OR STABLE HISTORY OF PROFITABLE OPERATIONS. From inception in 1985 through fiscal year 1994, we focused our efforts primarily on product development. During this time we had limited product marketing and distribution and incurred a cumulative loss of $5.81 million. We had operating profits in fiscal years 1995 and 1996. However, we experienced a combined net loss of $6.67 million in our fiscal years 1997 and 1998. These losses resulted in large part from the re-valuation and expensing of certain software acquired in 1996 business acquisitions. We generated net profits of $493,000 and $520,000 for fiscal years 1999 and 2000 respectively. In the fiscal year ended September 30, 2001 we incurred a net loss of $2.21 million due to increased product development and operating expenses. In the fiscal year ended September 30, 2002 we incurred a net loss of $4.15 million due to increased amortization of capitalized software, and increased product development and operating expenses. We cannot with any certainty predict if our operations will be profitable or generate positive cash flow in the future.

WE ARE DEPENDENT ON KEY CUSTOMERS. We sell large orders to individual fleets and may be dependent upon a few major customers each year whose volume of purchases is significantly greater than that of other customers. During the fiscal year ended September 30, 2002, five customers, together, accounted for approximately 52% of net sales. Although we have experienced growth in our customer base, we are still dependent on continued purchases by present customers who continue to equip and upgrade their fleets. Loss of any significant current customers or an inability to further expand our customer base would adversely affect us.

OUR SALES CYCLE IS LONG. The period required to complete a sale of our systems can be a year or longer. The length of the sales cycle may result in quarter-to-quarter fluctuations in revenue. Our systems are technically complex, which means the customer has to make an advance budget decision. The availability of new and other technologies also complicates and delays buying decisions.

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

WE HAVE A LIMITED NUMBER OF PRODUCTS AND THOSE PRODUCTS ARE CONCENTRATED IN ONE INDUSTRY. Although our systems have potential applications in a number of industries, to date we have targeted only the fleet trucking segment of the transportation industry. If this market segment experiences a downturn that decreases our sales, the development of new applications and markets could take several months or longer, and could require substantial funding. In addition, our future success is dependent in part on developing and marketing new software applications. We cannot assure that new applications can be successfully developed or marketed in a timely manner.

OUR TARGET MARKET IS HIGHLY CYCLICAL. The fleet trucking segment of the transportation industry is subject to fluctuations and business cycles. We cannot predict to what extent these business cycles may result in increases or decreases in capital purchases by fleet managers. A significant downturn in the prospects of the fleet trucking segment of the transportation industry could have a material, adverse affect on us. Although we had a backlog of approximately $862,000 on December 1, 2002, which we believe to be firm, this backlog could decrease as a result of cancellations or reductions of orders in response to adverse economic conditions in the industry or other factors.

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

WE DEPEND ON WIRELESS COMMUNICATION NETWORKS OWNED AND CONTROLLED BY OTHERS. If our customers do not have continued access to sufficient capacity on reliable networks, we may be unable to deliver communication services and our revenues could decrease. Our ability to grow and achieve profitability depends on the ability of satellite and tower-based wireless carriers to provide sufficient network capacity, reliability and security to our customers. Even where wireless carriers provide coverage to entire regions, there are occasional lapses in coverage, for example due to man-made or natural obstructions blocking the transmission of data. These effects could make our services less reliable and less useful, and customer satisfaction could suffer. Our financial condition could be seriously harmed if our wireless carriers were to increase the prices of their services, or to suffer operational or technical failures. We have made certain volume commitments to ORBCOMM LLC. Our ability to satisfy these commitments depends not only on our ability to sell a specified number of ORBCOMM enabled systems, but also on ORBCOMM's ability to provide reliable data communication services to our customers.

OUR PRODUCTS MAY QUICKLY BECOME OBSOLETE. Our systems utilize proprietary software and an onboard touch-screen computer. Although we believe our proprietary software is more important in the capture and communication of operating data than the hardware on which the software operates, continued improvements in hardware may render our technology, including its software, obsolete. The field of software and hardware is constantly undergoing rapid technological change and we may not be able to react and adapt to changes in this field. Moreover, development by our competitors could make our system and services less competitive or obsolete. We believe that advancements in hardware and communications technology provide opportunities for us to form alliances with companies offering products complementary to our system and services, but we cannot assure that we can form alliances with such companies or that any such alliance will be successful. Our success depends, in large part, on our ability to anticipate changes in technology and industry standards, and develop and introduce new features and enhancements to our system on a timely basis. If we are unable to do so for technological or other reasons or if new features or enhancements do not achieve market acceptance, our business could be materially and adversely affected. We may encounter technical or other difficulties that could in the future delay the introduction of new systems or system features or enhancements.

JDSTG, WHO IS REPRESENTED ON OUR BOARD OF DIRECTORS, AND OUR CURRENT CHAIRMAN, WHO IS ALSO A DIRECTOR, INDIVIDUALLY AND TOGETHER OWN ENOUGH STOCK TO EXERT SIGNIFICANT INFLUENCE OVER XATA. As of September 30, 2002, JDSTG and William P. Flies, our Chairman, owned approximately 31% and 15%, respectively, of our outstanding common stock. JDSTG has the ability to increase its ownership significantly through exercise of an option. In addition, JDSTG is entitled to name up to three representatives on our Board of Directors and benefits from certain restrictive covenants of XATA in connection with JDSTG's equity investments in the Company. The combination of stock ownership and management positions of these persons enables them, individually and together, to a greater degree, to exercise significant influence over the Company.

WE ARE DEPENDENT ON KEY PERSONNEL. Our staff is small and our future success depends to a significant extent on the efforts of key management, technical and sales personnel. The loss of one of our key employees could adversely affect our ability to provide leading edge technology to the transportation industry.

WE MAY NEED ADDITIONAL CAPITAL. Although we believe cash flow from operations, the debt and equity investment agreements with JDSTG and our $2 million line of credit will be sufficient to meet capital requirements for the foreseeable future, our cash needs may vary significantly from predictions. For example, if we do not generate anticipated cash flow, or if we grow at a rate faster than we anticipate, our predictions regarding cash needs may prove inaccurate and we may require additional financing. Our inability to obtain needed financing could have a material adverse effect on operating results. We cannot assure that we will be able to secure additional financing when needed or that financing, if obtained, will be on terms favorable or acceptable to us. Moreover, future financing may result in dilution to holders of our common stock.

NEW BUSINESS PLAN. We have adopted a new business plan focused on additional truck market segments that provide larger volume and recurring revenue opportunities. In order to pursue these opportunities, we determined that additional equity and a strategic partner were needed. To this end, JDSTG made an initial equity investment in August 2000 and an additional investment in July 2001. We believe we are positioned to pursue high volume truck market opportunities with our new software and hardware products. Although we believe that our financing, partnering and product line will position us to pursue new markets, implementation of this plan entails the development and commercialization of new, leading-edge technology, which may encounter lack of customer acceptance, competition, problems in large-scale implementation, or other setbacks frequently encountered in commercialization of new products. Accordingly, there can be no assurance that this business plan will be successful.

WE MAY ISSUE ADDITIONAL STOCK WITHOUT SHAREHOLDER CONSENT. We have authorized 12,000,000 shares of common stock, of which 6,933,825 shares were issued and outstanding as of December 16, 2002. The Board of Directors has authority, without action or vote of the shareholders, to issue all or part of the authorized but unissued shares. Additional shares may be issued in connection with future financing, acquisitions, employee stock plans, or otherwise. Any such issuance will dilute the percentage ownership of existing shareholders. We are also currently authorized to issue up to 283,333 shares of preferred stock. The Board of Directors can issue preferred stock in one or more series and fix the terms of such stock without shareholder approval. Preferred stock may include the right to vote as a series on particular matters, preferences as to dividends and liquidation, conversion and redemption rights and sinking fund provisions. The issuance of preferred stock could adversely affect the rights of the holders of common stock and reduce the value of the common stock. In addition, specific rights granted to holders of preferred stock could be used to restrict our ability to merge with or sell our assets to a third party. We anticipate seeking shareholder approval for an increase in our authorized common stock and preferred stock at the annual meeting in March 2003.

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


ITEM 2.  DESCRIPTION OF PROPERTY

On April 4, 1997, we took occupancy of 20,588 square feet of office and warehouse space at 151 East Cliff Road in Burnsville, Minnesota. We signed a seven year, non-cancelable operating lease for this space, with initial rental payments of $12,010 per month, plus a pro rata share of the building operating expenses commencing June 1, 1997. The base rent increased to $14,810 on February 1, 1999, in part due to occupancy of an additional 4,800 square feet of warehouse space adjacent to the originally occupied space. Base rent increased to $16,291 on June 1, 2002. We believe our current space is adequate for our needs for the foreseeable future.

ITEM 3.  LEGAL PROCEEDINGS

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Effective June 1, 1999 our common stock began trading under the symbol "XATA" on the NASDAQ SmallCap Market. Prior to June 1, 1999, our common stock traded on the NASDAQ National Market, also under the symbol "XATA".

The following table sets forth the quarterly high and low sales prices as reported by the NASDAQ SmallCap Market for fiscal years 2001 and 2002.


                                                     SALE PRICE
                                                     ----------
           FISCAL YEAR 2001                      LOW           HIGH
                                                 ---           ----
           First Quarter                       $ 2.125       $ 4.750
           Second Quarter                        2.250         4.000
           Third Quarter                         2.500         4.450
           Fourth Quarter                        3.000         3.950

                                                     SALE PRICE
                                                     ----------
           FISCAL YEAR 2002                      LOW           HIGH
                                                 ---           ----
           First Quarter                       $ 3.000       $ 5.200
           Second Quarter                        3.900         5.200
           Third Quarter                         3.500         5.200
           Fourth Quarter                        3.250         4.500


Our common stock is held by approximately 90 registered holders of record. Registered ownership includes nominees who may hold securities on behalf of multiple beneficial owners. We estimate the number of beneficial owners of our common stock to be 1,700.

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

RECENT SALE OF UNREGISTERED SECURITIES

In August 2000, we entered into a Stock Purchase Agreement with JDSTG and issued an aggregate of 630,000 shares of common stock at $3.805 per share. A second purchase of 1,314,060 shares at $3.805 per share took place in July 2001. Until December 31, 2002, JDSTG may acquire up to an additional 1,202,940 shares at a price equal to 82% of the market value of the shares during the 30 days preceding JDSTG's election to purchase. We have been advised by JDSTG that it does not intend to exercise this option to acquire additional shares.

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

CRITICAL ACCOUNTING POLICIES

Accounting policies, methods and estimates are an integral part of our financial statements and are based upon management's current judgments. Certain accounting policies, methods and estimates are particularly important because of their significance to the financial statements. Note 1 of the Notes to Financial Statements includes a summary of the significant accounting policies and methods we use. The following is a discussion of what we believe to be the most critical of these policies and methods.

Revenue recognition. We derive our revenue from sales of hardware, software and related services. We recognize revenue in accordance with Statement of Position
(SOP) 97-2, Software Revenue Recognition, as amended by SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions, and Securities and Exchange Commission Staff Accounting Bulletin (SAB) 101, Revenue Recognition in Financial Statements.

Hardware and software revenue is recognized under SOP 97-2 and SAB 101 when (i) persuasive evidence of an arrangement exists, for example a signed agreement or purchase order, (ii) delivery has occurred, as evidenced by shipping documents and customer acceptance, (iii) the fee is fixed or determinable and payable within twelve months, and (iv) collectibility is probable and supported by credit checks or past payment history. Pursuant to certain contractual arrangements, revenues are recognized for completed systems held at our warehouse pending the receipt of delivery instructions from the customer.

Our customers typically purchase maintenance agreements annually. Customers may also purchase extended warranty and service support contracts. Revenue from maintenance agreements, extended warranty and service support contracts are deferred and recognized ratably over the contract period. In addition, fees for professional services are recognized as they are performed, regardless of when billed to the customer.

Capitalized software development costs. Software development costs incurred after establishing technological feasibility are capitalized. These costs are amortized to cost of goods sold beginning when the product is first released for sale to the general public. Amortization is at the greater of the amount computed using the ratio of current gross revenues for the product to the total of current and anticipated future gross revenues or the straight-line method over the estimated economic life of the product (two to five years).

We review our long-lived assets periodically to determine potential impairment by comparing the carrying value of the long-lived assets with estimated future cash flows expected to result from the use of the assets, including cash flows from disposition. Should the sum of the expected future cash flows be less than the carrying value, we would recognize an impairment loss. An impairment loss would be measured by comparing the amount by which the carrying value exceeds the fair value of the long-lived assets. In fiscal 2002, we recorded an impairment loss of $127,000, included in cost of sales, to write off the net balance of capitalized software development costs related to a product line for which revenue is not expected to be realized in the foreseeable future.

Research and development costs. Expenditures for research and development activities are charged to operations as incurred.

Estimates. Preparing financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

RESULTS OF OPERATIONS FOR THE YEARS ENDING SEPTEMBER 30, 2002 AND 2001

Net Sales. Our net sales decreased 5.8% to $13.18 million in fiscal 2002 compared to $13.99 million in fiscal 2001. Revenue from system sales fell to $11.75 million in 2002 from $12.54 million in 2001, a decrease of 6.3%. Service and other revenue declined slightly to $1.43 million in 2002 from $1.45 million in 2001. We attribute the decline in revenue in fiscal 2002 to the depressed demand for technology products resulting from difficult economic conditions. We anticipate that our total revenue for fiscal 2003 will exceed that of fiscal 2002 due to our anticipation of improved market conditions for our current products and the expected introduction of new products.

Cost of Goods Sold. Total cost of goods sold was $9.31 million, or 71% of net sales, in fiscal 2002 compared to $9.53 million, or 68% of net sales, in fiscal 2001. Cost of goods sold is impacted by product sales mix, order discounts and other variable and fixed expenses. Amortization of capitalized software development costs, a non-cash expense component of cost of goods sold, increased to $1.86 million in 2002 from $1.33 million in 2001, due primarily to amortization of costs capitalized in the development of our new XATANET products. Other non-cash cost of goods sold expenses for fiscal 2002 included a one-time impairment charge of $127,000 to write off the net balance of capitalized software development costs related to a product line for which revenue is not expected to be realized in the foreseeable future. Excluding amortization of capitalized software and the one-time charges, cost of goods sold totaled $7.33 million or 56% of net sales in 2002, versus $8.20 million or 59% of net sales in 2001. This improvement was due to reduced manufacturing costs of certain system components as well as a shift in sales mix to higher margin items.

Operating Expenses. Operating expenses include research and development expenses, as well as selling, general and administrative expenses. Total operating expenses were $7.39 million, or 56% of net sales, in fiscal 2002 compared to $6.13 million, or 44% of net sales, in fiscal 2001. The increase in total operating expenses was due to increases in both research and development expenses as well as selling, general and administrative expenses.

Research and development expenses were $2.16 million in fiscal 2002 compared to $1.77 million in fiscal 2001. As planned, we are utilizing proceeds from the August 2000 and July 2001 equity investments by JDSTG for development of our XATANET and OpCenter products. Software development costs are capitalized after the establishment of technological feasibility of new products and later amortized to cost of goods sold based on the anticipated useful life of the product. The useful life of each product is determined based upon its anticipated future net revenues. In fiscal 2002, no software development costs were capitalized because the expenditures were on products that had not fully attained technological feasibility. In fiscal 2001, $1.09 million of software development expenditures were capitalized. We anticipate total expenditures for research and development in fiscal 2003 will be at approximately the same level as that incurred in fiscal 2002.

Selling, general and administrative expenses were $5.23 million in fiscal 2002 compared to $4.36 million in fiscal 2001, an increase of approximately $870,000. As a percentage of net sales, these expenses increased to 40% in fiscal 2002 from 31% in fiscal 2001. This increase was primarily due to higher staffing levels in several areas. However, selling, general and administrative expenses for fiscal 2003 are expected to be lower than in fiscal 2002 as a result of expense reduction initiatives implemented in late fiscal 2002.

Non-operating Income (Expense). Interest income totaled $37,000 in fiscal 2002 compared to $57,000 for fiscal 2001. The decrease in interest income in the current year was due to a reduced cash balance and lower investment interest rates. Interest expense was $69,000 in fiscal 2002 compared to $226,000 in fiscal 2001. The lower interest expense in fiscal 2002 was the result of not having any bank credit line borrowings during the year. Other non-operating expenses for fiscal 2001 included a one-time charge of $400,000 to write off Desktop Dispatch Pro(TM) (DDPro), a non-core software product remaining from the fiscal 1999 Payne and Associates divestiture.

Income Taxes. Income tax expense of $600,000 was recorded in fiscal 2002 in connection with the write-off of a deferred tax asset. No income tax benefit or expense was recorded in fiscal 2001. Because we have had continued operating losses and do not have objectively verifiable positive evidence of future taxable income as prescribed by Financial Accounting Standards Board (FASB) Statement No. 109, we concluded that the write-off of the deferred tax asset was appropriate. Realization of deferred tax assets is dependent on future taxable income during the periods when deductible temporary differences and carryforwards are expected to be available to reduce taxable income. The amount of the net deferred tax asset considered realizable could be increased in the future if we return to profitability and actual future taxable income is higher than currently estimated. At September 30, 2002, we had federal net operating loss carryforwards of approximately $14.09 million. See Note 5 to the financial statements.

Net Loss. We incurred a net loss in fiscal 2002 of $4.15 million compared to net a net loss of $2.21 million in fiscal 2001. The increase in net loss was due to the decrease in net sales, higher operating expenses, higher amortization expenses related to capitalized software development costs, and the $600,000 tax expense.

Due to the planned high level of research and development expense, non-cash amortization expense and expenses associated with the launch of new products, we expect to report a net loss for fiscal 2003.

LIQUIDITY AND CAPITAL RESOURCES

Working capital at the end of fiscal 2002 totaled $2.81 million compared to working capital of $5.35 million at the end of fiscal 2001. The $2.54 million decrease in working capital was due to the fiscal 2002 net loss, reduction in long-term debt and equipment purchases, partially offset by non-cash amortization, depreciation and tax expenses included in the net loss amount.

Net cash used in operating activities during fiscal 2002 was $408,000 resulting primarily from the $4.15 net loss for the fiscal year, a $598,000 reduction in accounts payable and a $123,000 reversal of allowance for doubtful accounts. This was offset by amortization and depreciation expense totaling

$2.07 million, accrued expenses and deferred revenue totaling $584,000, a decrease in accounts receivable of $809,000, a decrease in inventories of $195,000 and other non-cash charges totaling $727,000. We anticipate that future growth of our business will result in increases in accounts receivable, accounts payable, inventories and deferred revenue.

Net cash used in investing activities of $415,000 in fiscal 2002 resulted from fixed asset expenditures primarily for tooling to be used for the production of our new XATA Application Module.

Net cash used in financing activities of $150,000 during fiscal 2002 included $241,000 in principal repayment of long-term debt offset by $91,000 in proceeds from the exercise of stock options.

We believe our current financing, line of credit and vendor terms will provide adequate cash to fund our operating needs for the foreseeable future. However, any significant new product development in the near term will require external funding. Moreover, it is possible that our cash needs may vary significantly from our predictions due to failure to generate anticipated cash flow or other reasons. No assurance can be given that our predictions regarding our cash needs will prove accurate, that we will not require additional financing, that we will be able to secure any required additional financing when needed or at all, or that such financing, if obtained, will be on terms favorable or acceptable to us.

SUBSEQUENT EVENTS

On December 23, 2002, we obtained a $2 million line of credit with a commercial lender. The line of credit is subject to borrowing eligibility based on eligible accounts receivable and is collateralized by substantially all the assets of the Company. Under the agreement, all amounts owed under the line of credit must be repaid to the lender not later than the December 23, 2003 final due date. However, such final due date may be automatically extended for successive 30 day periods unless the agreement is otherwise terminated by us or the lender. (See Note 3 to the financial statements).

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Accounting for Asset Retirement Obligations
In August 2001, the FASB issued SFAS 143, Accounting for Asset Retirement Obligations. This pronouncement establishes standards for recognition and measurement of legal obligations associated with the retirement of a tangible long-lived asset that results from the acquisition, construction, or development and (or) normal operation of a long-lived asset. SFAS 143 does not apply to obligations that arise solely from a plan to dispose of a long-lived asset. This statement is effective for us beginning October 1, 2002. Management does not believe the adoption of this pronouncement will have a material effect on the Company.

Rescission of FASB Statements on Extinguishment of Debt and Accounting for Leases
In April 2002, the FASB issued SFAS 145, Rescission of FASB Statements 4, 44, and 64, Amendment of FASB Statement 13, and Technical Corrections. This pronouncement rescinds SFAS 4, Reporting Gains and Losses from Extinguishment of Debt, and SFAS 64, Extinguishment of Debt Made to Satisfy Sinking-Fund Requirements. Accordingly, a gain or loss from a debt extinguishment should not be classified as an extraordinary item unless it meets the criteria for extraordinary item classification in APB Opinion 30, Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual, and Infrequently Occurring Events and Transactions. This pronouncement also rescinds SFAS 44, Accounting for Intangible Assets of Motor Carriers, because transition to the Motor Carrier Act of 1980 is complete and intrastate operating rights have been deregulated.

SFAS 145 amends SFAS 13, Accounting for Leases, to require a capital lease that is modified so that the new agreement is classified as an operating lease be accounted for under the sale-leaseback provisions of SFAS 98, Accounting for
Leases: Sale-Leaseback Transactions Involving Real Estate; Sales-Type Leases of Real Estate; Definition of the Lease Term; Initial Direct Costs of Direct Financing Leases, if the lease involves real estate. If the lease does not involve real estate, SFAS 28, Accounting for Sales with Leasebacks, is applicable. These provisions are effective for certain transactions occurring after May 15, 2002 and for financial statements issued after May 15, 2002. Management does not believe the adoption of this pronouncement will have a material effect on the Company.

Accounting for Costs Associated with Exit or Disposal Activities
In June 2002, the FASB issued SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities. This pronouncement provides financial accounting and reporting guidance for costs associated with exit or disposal activities, including one-time termination benefits, contract termination costs other than for a capital lease, and costs to consolidate facilities or relocate employees. SFAS 146 nullifies EITF Issue 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).

A liability for a cost associated with an exit or disposal activity should be recognized and measured initially at its fair value in the period in which the liability is incurred, except for a liability for one-time termination benefits that is incurred over time. Accounting for one-time termination benefits depends on whether the employee will be providing future services. If employees are required to provide service until terminated and will be retained to provide service beyond a minimum retention period, a liability should be initially measured at the communication date based on the fair value of the liability as of the termination date. The liability should be recognized ratably over the future service period. If employees are not required to provide service or will not be retained to provide service beyond a minimum retention period, a liability for termination benefits should be recognized and measured at fair value at the communication date.

A liability for costs to terminate a contract before the end of its term should be recognized and measured at its fair value at the time the entity terminates the contract in accordance with its terms. A liability for costs that will continue to be incurred under the contract for its remaining term without economic benefit to the entity should be recognized and measured at its fair value when the entity ceases to use the right conveyed by the contract. This statement is effective for us for exit and disposal activities initiated after December 31, 2002. Management does not believe the adoption of this pronouncement will have a material effect on the Company.


ITEM 7.  FINANCIAL STATEMENTS

         Report of Independent Certified Public Accountants          F-1
         Balance Sheets                                              F-2 - F-3
         Statements of Operations                                    F-4
         Statements of Changes in Shareholders' Equity               F-5
         Statements of Cash Flows                                    F-6
         Notes to Financial Statements                               F-7 - F-17

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors
XATA Corporation

                We have audited the accompanying balance sheets of XATA Corporation (the Company) as of September 30, 2002 and 2001, and the related statements of operations, changes in shareholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

                In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of XATA Corporation as of September 30, 2002 and 2001, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.





                                                      /s/ GRANT THORNTON LLP

Minneapolis, Minnesota
November 1, 2002 (except for Note 3 as to which the date is December 23, 2002)

XATA CORPORATION
BALANCE SHEETS
SEPTEMBER 30, 2002 AND 2001

ASSETS                                                                              2002                    2001
---------------------------------------------------------------------------------------------------------------------
Current Assets
     Cash and cash equivalents                                                     $ 1,058,119           $ 2,031,432
     Accounts receivable, less allowances for doubtful accounts
         of $122,000 in 2002, and $245,000 in 2001                                   3,244,576             3,930,581
     Inventories                                                                     1,193,871             1,388,499
     Prepaid expenses                                                                  111,468               190,794
     Deferred income taxes                                                                   -               600,000
                                                                               --------------------------------------
                TOTAL CURRENT ASSETS                                                 5,608,034             8,141,306

Equipment and Leasehold Improvements, at cost
     Engineering and manufacturing equipment                                           258,289                26,924
     Office furniture and equipment                                                    968,568               784,849
     Leasehold improvements                                                             24,948                24,948
                                                                               --------------------------------------
                                                                                     1,251,805               836,721


     Less: accumulated depreciation and amortization                                  (682,769)             (470,816)
                                                                               --------------------------------------
                TOTAL EQUIPMENT AND LEASEHOLD IMPROVEMENTS                             569,036               365,905

Other Assets
     Capitalized software development costs, less accumulated
         amortization of $4,478,001 in 2002, and $2,735,394 in 2001                  2,791,615            4,774,186
                                                                               --------------------------------------
                TOTAL ASSETS                                                       $ 8,968,685           $13,281,397
                                                                               ======================================


See Notes to Financial Statements

LIABILITIES AND SHAREHOLDERS' EQUITY                                                      2002                     2001
---------------------------------------------------------------------------------------------------------------------------
Current Liabilities
     Current maturities of long-term debt                                           $     269,331            $     253,990
     Accounts payable                                                                     922,625                1,520,978
     Accrued expenses                                                                     567,375                  402,318
     Deferred revenue                                                                   1,037,470                  618,804
                                                                               --------------------------------------------
                TOTAL CURRENT LIABILITIES                                               2,796,801                2,796,090


Long-Term Debt, Net of Current Maturities                                                 373,176                  629,936
                                                                               --------------------------------------------
                TOTAL LIABILITIES                                                       3,169,977                3,426,026

Commitments
                                                                                                -                        -

Shareholders' Equity
     Common stock, par value $0.01 per share; 12,000,000
         shares authorized; 6,928,825 and 6,893,351 shares
         issued in 2002 and 2001                                                           69,288                   68,933
     Additional paid-in capital                                                        17,748,440               17,657,710
     Accumulated deficit                                                              (12,019,020)              (7,871,272)
                                                                               --------------------------------------------
                TOTAL SHAREHOLDERS' EQUITY                                              5,798,708                9,855,371
                                                                               --------------------------------------------
                TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                          $   8,968,685            $  13,281,397
                                                                               ============================================



See Notes to Financial Statements

XATA CORPORATION
STATEMENTS OF OPERATIONS
YEARS ENDED SEPTEMBER 30, 2002 AND 2001




                                                                            2002                     2001
                                                                -----------------------------------------------
Net sales                                                             $    13,181,447          $    13,992,601
Cost of goods sold                                                          9,308,557                9,531,486
                                                                -----------------------------------------------
                GROSS PROFIT                                                3,872,890                4,461,115

Operating expenses
     Selling, general and administrative                                    5,230,658                4,358,638
     Research and development                                               2,155,450                1,773,404
                                                                -----------------------------------------------
                                                                            7,386,108                6,132,042
                                                                -----------------------------------------------

                OPERATING LOSS                                             (3,513,218)             (1,670,927)

Non-operating income (expense)
     Interest income                                                           37,343                   56,913
     Interest expense                                                         (69,397)                (226,157)
     Other                                                                     (2,476)                (365,505)
                                                                -----------------------------------------------
                                                                              (34,530)                (534,749)
                                                                -----------------------------------------------

                LOSS BEFORE INCOME TAXES                                   (3,547,748)              (2,205,676)

Income taxes                                                                  600,000                       -
                                                                -----------------------------------------------
                NET LOSS                                              $    (4,147,748)         $    (2,205,676)
                                                                ===============================================

Net loss per common share
     Basic and Diluted                                                $         (0.60)         $         (0.37)

Weighted average common and common
share equivalents
     Basic and Diluted                                                      6,912,788                5,898,768



See Notes to Financial Statements

XATA CORPORATION

STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
YEARS ENDED SEPTEMBER 30, 2002 AND 2001

                                                       Common Stock             Additional
                                                ---------------------------       Paid-In       Accumulated
                                                  Shares        Amount            Capital         Deficit            Total
-------------------------------------------------------------------------------------------------------------------------------
Balance, September 30, 2000                         5,580,179     $ 55,802      $ 12,708,245    $ (5,665,596)      $ 7,098,451
     Common stock issued on exercise of
        options                                        11,267          113            23,764               -            23,877
     Issuance of common stock                       1,314,060       13,140         4,986,860               -         5,000,000
     Redemption of common stock                       (12,155)        (122)          (61,159)              -           (61,281)
     Net loss                                               -            -                 -      (2,205,676)       (2,205,676)
                                                -------------------------------------------------------------------------------
Balance, September 30, 2001                         6,893,351       68,933        17,657,710      (7,871,272)        9,855,371
     Common stock issued on exercise of
        options                                        35,474          355            90,730               -            91,085
     Net loss                                               -            -                 -      (4,147,748)       (4,147,748)
                                                -------------------------------------------------------------------------------
Balance, September 30, 2002                         6,928,825     $ 69,288      $ 17,748,440    $(12,019,020)      $ 5,798,708
                                                ===============================================================================



See Notes to Financial Statements.

XATA CORPORATION
STATEMENTS OF CASH FLOWS
YEARS ENDED SEPTEMBER 30, 2002 AND 2001

                                                                                                      2002                   2001
------------------------------------------------------------------------------------------------------------------------------------
Cash used in Operating Activities
Net loss                                                                                           $(4,147,748)         $(2,205,676)
Adjustments to reconcile net loss to net cash used in
operating activities:
     Depreciation and amortization of equipment and leasehold improvements                             211,953              225,031
     Amortization of capitalized software development costs                                          1,855,928            1,331,918
     Reversal of allowance for doubtful accounts                                                      (123,000)             (81,000)
     Deferred income taxes                                                                             600,000                    -
     Write-off of software product and other non-cash items                                            126,643              406,387
     Changes in assets and liabilities:
         Accounts receivable                                                                           809,005              136,896
         Inventories                                                                                   194,628             (861,044)
         Accounts payable                                                                             (598,353)            (273,462)
         Accrued expenses and deferred revenue                                                         583,723             (548,320)
         Prepaid expenses and other assets                                                              79,326              (87,336)
                                                                                               -------------------------------------
                NET CASH USED IN OPERATING ACTIVITIES                                                 (407,895)          (1,956,606)
                                                                                               -------------------------------------

Cash used in Investing Activities
     Purchases of equipment                                                                           (415,084)            (212,566)
     Addition to software development costs                                                                  -           (1,091,905)
                                                                                               -------------------------------------
                NET CASH USED IN INVESTING ACTIVITIES                                                 (415,084)          (1,304,471)
                                                                                               -------------------------------------

Cash provided by (used in) Financing Activities
     Net payments on bank line of credit                                                                     -             (586,365)
     Proceeds from borrowing on long-term debt                                                               -              152,356
     Payments on long-term debt                                                                       (241,419)            (225,856)
     Proceeds from common stock issued                                                                       -            5,000,000
     Proceeds from options exercised                                                                    91,085               23,877
                                                                                               -------------------------------------
                NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                   (150,334)           4,364,012
                                                                                               -------------------------------------

                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                      (973,313)           1,102,935

Cash and Cash Equivalents
     Beginning                                                                                       2,031,432              928,497
                                                                                               -------------------------------------
     Ending                                                                                        $ 1,058,119          $ 2,031,432
                                                                                               =====================================

Supplemental Disclosures of Cash Flow Information
     Cash payments for interest                                                                    $    69,397          $   229,652

Supplemental Schedule of Noncash Investing and Financing Activities
     Redemption of common stock in exchange for release of note receivable                         $         -          $    61,281
                                                                                               =====================================



See Notes to Financial Statements

XATA CORPORATION

NOTES TO FINANCIAL STATEMENTS

NOTE 1.  NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS: XATA Corporation ("XATA" or the "Company") develops, markets and services fully integrated, mobile information systems for the fleet trucking segment of the transportation industry in the United States of America and Canada. XATA systems utilize proprietary software, onboard touch-screen computers, and related hardware components and accessories to capture, analyze, and communicate operating information that assists fleet management in improving productivity and profitability.

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

Hardware and software revenue is recognized under SOP 97-2 and SAB 101 when (i) persuasive evidence of an arrangement exists, for example a signed agreement or purchase order, (ii) delivery has occurred, as evidenced by shipping documents and customer acceptance, (iii) the fee is fixed or determinable and payable within twelve months, and (iv) collectibility is probable and supported by credit checks or past payment history. Pursuant to certain contractual arrangements, revenues are recognized for completed systems held at the Company's warehouse pending the receipt of delivery instructions from the customer. At September 30, 2002, the Company had approximately $129,000 of systems on hand that had been billed to those customers awaiting specific delivery instructions.

The Company's customers typically purchase maintenance agreements annually. Customers may also purchase extended warranty and service support contracts. Revenue from maintenance agreements, extended warranty and service support contracts are deferred and recognized ratably over the contract period. In addition, fees for professional services are recognized as they are performed, regardless of when billed to the customer.

CASH AND CASH EQUIVALENTS: For purposes of reporting cash flows, the Company considers all highly liquid temporary investments with an original maturity of three months or less to be cash equivalents. The Company maintains its cash in bank deposit and money market accounts, which, at times, exceed federally insured limits. The Company has not experienced any losses in such accounts.

FAIR VALUE OF FINANCIAL INSTRUMENTS: The financial statements include the following financial instruments: cash and cash equivalents, accounts receivable, accounts payable and notes payable. At September 30, 2002 and 2001, no separate comparison of fair values versus carrying values is presented for the aforementioned financial instruments since their fair values are not significantly different than their balance sheet carrying amounts.

XATA CORPORATION

NOTES TO FINANCIAL STATEMENTS


NOTE 1.  NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

CAPITALIZED SOFTWARE DEVELOPMENT COSTS: Software development costs incurred after establishing technological feasibility are capitalized. These costs are amortized to cost of goods sold beginning when the product is first released for sale to the general public. Amortization is at the greater of the amount computed using the ratio of current gross revenues for the product to the total of current and anticipated future gross revenues or the straight-line method over the estimated economic life of the product (two to five years).

The Company reviews its long-lived assets periodically to determine potential impairment by comparing the carrying value of the long-lived assets with estimated future cash flows expected to result from the use of the assets, including cash flows from disposition. Should the sum of the expected future cash flows be less than the carrying value, the Company would recognize an impairment loss. An impairment loss would be measured by comparing the amount by which the carrying value exceeds the fair value of the long-lived assets. In fiscal 2002, the Company recorded an impairment loss of $127,000, included in cost of sales, to write off the net balance of capitalized software development costs related to a product line for which revenue is not expected to be realized in the foreseeable future. In fiscal 2001, the Company recorded a charge of $400,000, included in non-operating expense, to write off Desktop Dispatch Pro(TM) (DDPro), a non-core software product remaining from the fiscal 1999 Payne and Associates divestiture. The Company took this action because it no longer offers the product to customers and determined the DDPro product line to have limited value to any potential acquirer. The DDPro asset was considered "held for sale" and was included in capitalized software development costs.

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

PRODUCT WARRANTIES: The Company sells its hardware products with a limited warranty, with an option to purchase extended warranties. The Company provides for estimated warranty costs at the time of sale and for other costs associated with specific items at the time their existence and amount are determinable.

XATA CORPORATION

NOTES TO FINANCIAL STATEMENTS


NOTE 1.  NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

INCOME TAXES: Deferred income taxes are provided on the liability method whereby deferred tax assets and deferred tax liabilities are recognized for the effects of taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

401(k) PLAN: The Company has a 401(k) plan covering substantially all employees and is operated on a calendar year basis. Effective January 1, 2002 the Company implemented an employer matching contribution equal to 25% of an employee's contribution for employee deferrals of up to 6% of their compensation. Matching contributions for the fiscal year ending September 30, 2002 totaled $45,400. Prior to January 1, 2002, the Company made annual contributions to the plan at the discretion of the Board of Directors. The expense for the discretionary contribution for the fiscal year ended September 30, 2001 was $10,800.

NET LOSS PER SHARE: Basic and diluted net loss per common share is computed by dividing the net loss by the weighted average common shares outstanding for the year.

At September 30, 2002 and 2001, the Company had options and warrants outstanding to purchase a total of 916,589 and 673,312 shares of common stock, at a weighted-average exercise price of $3.58 and $3.40. Because the Company incurred a loss in both fiscal 2002 and 2001, the inclusion of potential common shares in the calculation of diluted loss per common share would have an antidilutive effect. Therefore, basic and diluted loss per common share amounts are the same in both fiscal 2002 and 2001.

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

RECLASSIFICATIONS: Certain 2001 amounts have been reclassified to conform to the 2002 presentation.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS:

Accounting for Asset Retirement Obligations
In August 2001, the FASB issued SFAS 143, Accounting for Asset Retirement Obligations. This pronouncement establishes standards for recognition and measurement of legal obligations associated with the retirement of a tangible long-lived asset that results from the acquisition, construction, or development and (or) normal operation of a long-lived asset. SFAS 143 does not apply to obligations that arise solely from a plan to dispose of a long-lived asset. This statement is effective for the Company beginning October 1, 2002. Management does not believe the adoption of this pronouncement will have a material effect on the Company.

XATA CORPORATION

NOTES TO FINANCIAL STATEMENTS

NOTE 1.  NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Rescission of FASB Statements on Extinguishment of Debt and Accounting for
Leases
In April 2002, the FASB issued SFAS 145, Rescission of FASB Statements 4, 44, and 64, Amendment of FASB Statement 13, and Technical Corrections. This pronouncement rescinds SFAS 4, Reporting Gains and Losses from Extinguishment of Debt, and SFAS 64, Extinguishment of Debt Made to Satisfy Sinking-Fund Requirements. Accordingly, a gain or loss from a debt extinguishment should not be classified as an extraordinary item unless it meets the criteria for extraordinary item classification in APB Opinion 30, Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual, and Infrequently Occurring Events and Transactions. This pronouncement also rescinds SFAS 44, Accounting for Intangible Assets of Motor Carriers, because transition to the Motor Carrier Act of 1980 is complete and intrastate operating rights have been deregulated.

SFAS 145 amends SFAS 13, Accounting for Leases, to require a capital lease that is modified so that the new agreement is classified as an operating lease be accounted for under the sale-leaseback provisions of SFAS 98, Accounting for
Leases: Sale-Leaseback Transactions Involving Real Estate; Sales-Type Leases of Real Estate; Definition of the Lease Term; Initial Direct Costs of Direct Financing Leases, if the lease involves real estate. If the lease does not involve real estate, SFAS 28, Accounting for Sales with Leasebacks, is applicable. These provisions are effective for certain transactions occurring after May 15, 2002 and for financial statements issued after May 15, 2002. Management does not believe the adoption of this pronouncement will have a material effect on the Company.

Accounting for Costs Associated with Exit or Disposal Activities
In June 2002, the FASB issued SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities. This pronouncement provides financial accounting and reporting guidance for costs associated with exit or disposal activities, including one-time termination benefits, contract termination costs other than for a capital lease, and costs to consolidate facilities or relocate employees. SFAS 146 nullifies EITF Issue 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).

A liability for a cost associated with an exit or disposal activity should be recognized and measured initially at its fair value in the period in which the liability is incurred, except for a liability for one-time termination benefits that is incurred over time. Accounting for one-time termination benefits depends on whether the employee will be providing future services. If employees are required to provide service until terminated and will be retained to provide service beyond a minimum retention period, a liability should be initially measured at the communication date based on the fair value of the liability as of the termination date. The liability should be recognized ratably over the future service period. If employees are not required to provide service or will not be retained to provide service beyond a minimum retention period, a liability for termination benefits should be recognized and measured at fair value at the communication date.

A liability for costs to terminate a contract before the end of its term should be recognized and measured at its fair value at the time the entity terminates the contract in accordance with its terms. A liability for costs that will continue to be incurred under the contract for its remaining term without economic benefit to the entity should be recognized and measured at its fair value when the entity ceases to use the right conveyed by the contract. This statement is effective for the Company for exit and disposal activities

XATA CORPORATION

NOTES TO FINANCIAL STATEMENTS


NOTE 1.  NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

initiated after December 31, 2002. Management does not believe the adoption of this pronouncement will have a material effect on the Company.


NOTE 2.  INVENTORIES

Inventories consist of the following:

                                                                    September 30
                                                         ---------------------------------------
                                                                  2002                2001
                                                         -------------------  ------------------
 Raw materials and subassemblies                         $          586,031   $         311,519
 Finished goods                                                     607,840           1,076,980
                                                         -------------------  ------------------
 Total inventories                                       $        1,193,871   $       1,388,499
                                                         ===================  ==================

NOTE 3.  BANK LINE OF CREDIT

Effective December 23, 2002, the Company has a $2,000,000 credit line agreement with a financial institution. Advances under the line of credit accrue interest at prime rate plus 2.90 percent. The line is subject to borrowing base requirements and is collateralized by substantially all the assets of the Company. The agreement expires in December 2003 and may be automatically renewed for successive thirty day periods unless otherwise terminated by either the Company or the lender. As of September 30, 2002 the Company did not have a line of credit in place.


NOTE 4.  LONG-TERM DEBT

Long-term debt consists of the following:


                                                                                       September 30
                                                                           ----------------------------------------
                                                                                  2002                 2001
                                                                           -------------------  -------------------
 Note payable, due in monthly installments of $20,140
      including interest at Prime plus 2% (6.75% and 8.0% at
      September 30, 2002 and 2001) through April 2005,
      collateralized by all inventories, equipment and intellectual
      property rights to XATANET software                                          $  571,462           $  751,332

 Other                                                                                 71,045              132,594
                                                                           -------------------  -------------------
                                                                                      642,507              883,926

 Less current maturities                                                              269,331              253,990
                                                                           -------------------  -------------------
                                                                                   $  373,176           $  629,936
                                                                           ===================  ===================


XATA CORPORATION

NOTES TO FINANCIAL STATEMENTS


The schedule of principal repayments of long-term debt is as follows for the fiscal years ending September 30:

                   2003            $   269,331
                   2004                235,316
                   2005                137,860
                                   -----------
                                   $   642,507


NOTE 5.  INCOME TAXES

The Company's deferred tax assets and liabilities are as follows:

                                                                                        September 30
                                                                           ----------------------------------------
                                                                                  2002                 2001
                                                                           -------------------  -------------------
 Inventory and warranty reserve                                             $         120,000    $          78,000
 Accrued expenses and deferred revenue                                                 94,000               71,000
 Accounts receivable and sales reserve                                                 60,000              117,000
 Research and development credit                                                      663,000              506,000
 Net operating loss carryforwards                                                   5,213,000            4,723,000
                                                                           -------------------  -------------------
 Gross deferred tax assets                                                          6,150,000            5,495,000

 Valuation allowance on deferred tax assets                                       (5,065,000)          (2,856,000)
                                                                           -------------------  -------------------
 Net deferred tax assets                                                            1,085,000            2,639,000

 Software development costs                                                       (1,033,000)          (1,910,000)
 Depreciation                                                                        (52,000)            (129,000)
                                                                           -------------------  -------------------
 Gross deferred tax liabilities                                                   (1,085,000)          (2,039,000)
                                                                           -------------------  -------------------
 Net deferred tax asset                                                     $               -    $         600,000
                                                                           ===================  ===================


The Company periodically reviews the valuation allowance it has established on its deferred tax assets. Income tax expense of $600,000 was recorded in fiscal 2002 in connection with the write-off of its deferred tax asset. Because the Company has experienced continued operating losses and does not have objectively verifiable positive evidence of future taxable income as prescribed by Financial Accounting Standards Board (FASB) Statement No. 109, it concluded that the write-off of the deferred tax asset was appropriate. Realization of deferred tax assets is dependent upon sufficient future taxable income during periods when deductible temporary differences and carryforwards are expected to be available to reduce taxable income. The amount of the net deferred tax asset considered realizable could be increased in the future if we return to profitability and actual future taxable income is higher than currently estimated.

XATA CORPORATION

NOTES TO FINANCIAL STATEMENTS


The Company's income tax expense (benefit) differed from the statutory federal rate as follows:

                                                                                       September 30
                                                                             ----------------------------------
                                                                                  2002                 2001
                                                                             -----------            -----------

Statutory federal rate applied to loss before income taxes                   $(1,206,000)           $  (750,000)
State income tax benefit                                                        (106,000)               (94,000)
Permanent differences                                                             16,000                 21,000
Change in valuation allowance                                                  2,209,000                891,000
Change in tax rate used on net deferred tax assets                              (133,000)                     -
Research and development credit                                                 (157,000)               (81,000)
Other                                                                            (23,000)                13,000
                                                                             -----------            -----------
                                                                             $   600,000            $         -
                                                                             ===========            ===========

Current                                                                      $         -            $         -
Deferred                                                                         600,000                      -
                                                                             -----------            -----------
                                                                             $   600,000            $         -
                                                                             ===========            ===========

At September 30, 2002, the Company had federal net operating loss carryforwards of approximately $14.1 million, which will begin to expire in 2009.

At September 30, 2002, the Company has research and development credit carryforwards of approximately $663,000, which will begin to expire in 2009.

NOTE 6.  COMMITMENTS

Leases

The Company leases its office, warehouse, and certain office equipment under noncancelable operating leases. The facility lease requires that the Company pay a portion of the real estate taxes, maintenance, utilities and insurance.

Approximate future minimum rental commitments, excluding common area costs under these noncancelable operating leases, are:

Years ending September 30:
---------------------------------------
      2003                                               223,000
      2004                                               159,000
      2005                                                29,000
      2006                                                29,000
      2007                                                29,000
      Thereafter                                           2,000
                                               ------------------
                                                       $ 471,000
                                               ==================

XATA CORPORATION

NOTES TO FINANCIAL STATEMENTS


Rental expense, including common area costs and net of rental income, was approximately $299,000 and $331,000 for the years ended September 30, 2002 and the year ended September 30, 2001.

Reseller Commitment

On October 11, 2002 the Company entered into a U.S. Value Added Reseller Agreement with ORBCOMM LLC. Pursuant to this agreement the Company is authorized to resell certain satellite communication services in conjunction with its products. In exchange for favorable pricing, the Company committed to certain volume minimums. Approximate future minimum purchases are as follows:

Years ending September 30:
-----------------------------------
      2003                                           $         -
      2004                                             1,200,000
      2005                                             3,000,000
                                               ------------------
                                                     $ 4,200,000
                                               ==================


NOTE 7.  STOCK OPTIONS AND WARRANTS

STOCK OPTION PLANS: In February 2002 the Company adopted the 2002 Long Term Incentive and Stock Option Plan (the 2002 Plan), to replace its 2001 Interim Incentive and Stock Option Plan (the Interim Plan) which expires, in accordance with its terms, on December 31, 2002. Expiration of the Interim Plan does not affect the options previously issued and outstanding under that plan; however, no additional options or awards may be granted under the Interim Plan after the date of expiration.

The 2002 Plan permits the granting of "incentive stock options" meeting the requirements of Section 422 of the Internal Revenue Code of 1986, as amended, and nonqualified options that do not meet the requirements of Section 422. Stock appreciation rights and restricted stock awards may also be granted under the 2002 Plan. A total of 400,000 shares of the Company's common stock have been reserved for issuance pursuant to options granted or shares awarded under the 2002 Plan. Generally, the options that are granted under the 2002 Plan are exercisable for a period of five years from the date of grant and vest over a period of up to three years from the date of grant.

All stock options have been granted at fair market value at the date of grant, and accordingly, no compensation expense has been recorded for all periods presented. Had compensation expense for the plan been determined based on the fair values of options granted (the method described in FASB Statement No. 123), reported net loss and basic and diluted net loss per common share on a pro forma basis as compared to reported results would have been as follows:

XATA CORPORATION

NOTES TO FINANCIAL STATEMENTS

                                                                                    2002                  2001
                                                                               --------------        -------------
Net loss
     As reported                                                               $  (4,147,748)         $(2,205,676)
     Pro forma                                                                    (4,566,748)          (2,711,676)
Basic and diluted net loss per common share:
     As reported                                                               $       (0.60)         $     (0.37)
     Pro forma                                                                         (0.66)               (0.46)


For purposes of the aforementioned pro forma information, the fair value of each option is estimated at the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions for grants in 2002 and 2001: dividend rate of zero for both years; price volatility of 38% for 2002 and 66% for 2001; risk-free interest rate of 2.6% for 2002 and 4.0% for 2001; and expected life of five years for 2002 and 2001. The weighted-average fair value per option of options granted in 2002 and 2001 was $1.51 and $1.90.

Additional information relating to all outstanding options as of September 30, 2002 and 2001 is as follows:

                                                             2002                                2001
                                               ---------------------------------  ---------------------------------

                                                                   Weighted-                          Weighted-
                                                                    Average                            Average
                                                     Shares      Exercise Price       Shares        Exercise Price
                                               ---------------- ----------------  ---------------- ----------------
Options outstanding at beginning of year             619,834         $   3.47            544,670         $   3.96
          Options granted                            318,167             3.99            248,500             3.26
          Options exercised                          (35,474)            2.45            (11,267)            2.12
          Options canceled                           (39,416)            4.82           (162,069)            4.89
                                                 -----------         --------        -----------         --------
Options outstanding at end of year                   863,111         $   3.64            619,834         $   3.47
                                                 ===========         ========        ===========         ========


The following table further summarizes information about stock options outstanding at September 30, 2002:

                                                Options Outstanding                            Options Exercisable
                                 -------------------------------------------------------  ----------------------------------
                                                        Weighted-
                                      Number             Average                             Number
                                   Outstanding at       Remaining          Weighted       Exercisable at       Weighted
                                    September 30,      Contractual         Average         September 30,       Average
 Range of exercise price                2002            Life (Years)      Exercise Price       2002          Exercise Price
-------------------------------  -------------------------------------------------------  ----------------------------------
 $1.16 - $1.75                             45,085            1.26            1.51             45,085            1.51
 $1.84 - $2.70                             29,675            1.33            2.35             27,843            2.33
 $2.87 - $4.30                            668,767            3.28            3.61            268,679            3.42
 $4.38 - $6.56                            105,834            2.92            4.74             85,554            4.78
 $6.75 - $6.78                             13,750            0.04            6.76             13,750            6.76
                                 -------------------------------------------------------  ----------------------------------
                                          863,111            3.01            3.64            440,911            3.52
                                 =======================================================  ==================================

XATA CORPORATION

NOTES TO FINANCIAL STATEMENTS

COMMON STOCK WARRANTS: The Company has, on occasion, issued warrants for the purchase of common stock to directors, consultants and placement agents. Compensation expense associated with the warrants has not been material. At September 30, 2002, warrants were outstanding to purchase a total of 53,478 shares of common stock at a weighted-average exercise price of $2.54 per share, with a weighted-average remaining life of approximately 1.75 years.


NOTE 8.  CAPITAL STOCK

PREFERRED STOCK
The Company is authorized to issue up to 283,333 shares of preferred stock. The Board of Directors can issue preferred stock in one or more series and fix the terms of such stock without shareholder approval. Preferred stock may include the right to vote as a series on particular matters, preferences as to dividends and liquidation, conversion and redemption rights and sinking fund provisions. As of September 30, 2002, there were no outstanding shares of preferred stock.

COMMON STOCK
On August 30, 2000, the Company entered into a Stock Purchase Agreement ("the Agreement") with John Deere Special Technologies Group, Inc. ("JDSTG") which provided for the purchase by JDSTG of up to 1,944,060 new shares of the Company's common stock at $3.805 per share, the purchase of 200,000 shares of existing common stock at $3.805 from an entity owned in part by a Director of the Company ("XIP"), the optional conversion before August 1, 2002, at $3.805 per share, of a 5-year promissory note in the original amount of $1 million, for new shares of the Company's common stock, and the optional purchase of up to 1,202,940 new shares of common stock on or before December 31, 2002, pursuant to a share option, at a price equal to 82% of the market value of the shares. Repayment of the promissory note is collateralized by all inventories, equipment and the intellectual rights to XATANET software.

On August 31, 2000, JDSTG purchased 630,000 shares of common stock from the Company and 200,000 shares of common stock from XIP, each at $3.805 per share. On July 5, 2001, JDSTG purchased an additional 1,314,060 shares of common stock from the Company at $3.805 per share. JDSTG did not exercise its option to convert the promissory note for new shares of the Company's common stock. JDSTG has advised the Company that it does not intend to exercise its option expiring December 31, 2002 to acquire additional shares.

In connection with the Agreement, the Company is subject to certain restrictions, including the payment of dividends on its common stock (except for stock dividends) and the redemption of its capital stock.

XATA CORPORATION

NOTES TO FINANCIAL STATEMENTS


NOTE 9.  MAJOR CUSTOMERS

The Company operates in a single reporting segment. Net sales include sales to major customers as follows:

                                             Year Ended September 30
                                       -------------------------------------
                                            2002               2001
                                       ------------------  -----------------
Revenue percentage:
   McLane Company                                26%                   *
   Eby-Brown Company                               *                 10%

Ending receivable balance:
   McLane Company                      $      24,000       $           *
   Eby-Brown Company                               *               2,000

     * Net sales were less than 10 percent of total net sales.

The Company sells large orders to individual fleets and may be dependent upon a few major customers each year whose volume of purchases is significantly greater than that of other customers. During the fiscal year ended September 30, 2002, five customers, together, accounted for approximately 52% of net sales. Although the Company has experienced growth in its customer base, it is still dependent on continued purchases by present customers who continue to equip and upgrade their fleets. Loss of any significant current customers or an inability to further expand its customer base would adversely affect the Company.

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


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table sets forth information about our equity compensation plans. Only common stock is issuable pursuant to these plans. Separate disclosure is made for plans approved by our shareholders and plans which have not been approved by our shareholders.

                                Number of securities to be    Weighted-average exercise      Number of securities
                                  issued upon exercise of       price of outstanding        remaining available for
                                   outstanding options,         options, warrants and        future issuance under
                                    warrants and rights                rights              equity compensation plans
                                                                                             (excluding securities
                                                                                           reflected in column (a))
                                            (a)                          (b)                          (c)
Equity compensation plans               863,111 (1)                     $3.64                     238,000 (2)
approved by security holders
Equity compensation plans not            53,478 (3)                     $2.54                        Zero
approved by security holders
                         Total            916,589                       $3.58                       238,000

     (1) Consists of options (expressed as number of shares) outstanding under the following plans:

            1991 Long-Term Incentive and Stock Option Plan - 511,111 2001 Interim Incentive and Stock Option Plan - 190,000 2002 Long-Term Incentive and Stock Option Plan - 162,000

     (2)  Consists of shares available for future option grants as follows:
                  1991 Long-Term Incentive and Stock Option Plan - Zero 2001 Interim Incentive and Stock Option Plan - Zero
                  2002 Long-Term Incentive and Stock Option Plan - 238,000

     (3) Consists of 5-year warrants, exercisable at market value at the time of grant, issued to directors of the Company in consideration of service on the Board of Directors. The warrants contain a "cashless exercise" feature which allows the holder to exercise for shares in an amount equal to the excess of aggregate current market value over the aggregate exercise price, divided by the current market value per share. A form of the warrant is attached as an exhibit to this report.

Other information called for by this Item is incorporated by reference to our definitive proxy statement which will be filed within 120 days after the end of our fiscal year pursuant to Regulation 14A.


ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information called for by this Item is incorporated by reference to our definitive proxy statement which will be filed within 120 days after the end of our fiscal year pursuant to Regulation 14A.


ITEM 13.    EXHIBITS AND REPORTS ON FORM 8-K

            REPORTS ON FORM 8-K

                  1. Report on Form 8-K dated September 19, 2002 concerning changes in our Board of Directors.
                  2. Report on Form 8-K dated February 25, 2002 concerning changes in executive management.

            EXHIBITS

            EXHIBIT
                NO.              DESCRIPTION OF EXHIBITS
         ----------------------------------------------------

               3.1            Restated Articles of Incorporation, as amended (1)
               3.2            Bylaws (1)
               3.3            Amended and Restated Bylaws, effective February
                              26, 2002 (12)
               4.1            Form of certificate representing the Common Stock
                              (1)
               10.1 Lease (for Office and Manufacturing Facilities), dated September 11, 1986, Letter Agreement and Amendment No. 1 to lease dated July 10, 1992, and Amendment No. 2 to Lease (1)
               10.2           Agreements with Dennis R. Johnson regarding
                              employment (1)
               10.3           Agreements with William P. Flies regarding
                              employment (1)
               10.4 1991 Long-Term Incentive and Stock Option Plan, as amended by the Board of Directors in May 1997 subject to ratification by the shareholders
               10.5 Purchase Agreement with Ryder Dedicated Logistics, Inc. dated December 31, 1994, with supplemental agreement dated September 1, 1995 (2)
               10.7 Lease dated December 26, 1996 with Hoyt Properties, Inc. for new corporate headquarters (3)
               10.8 Letter of Agreement with William Callahan regarding compensation (4)
               10.9 Credit Agreement with Norwest Business Credit, Inc., dated October 23, 1998 and Amendments dated November 30, 1998 and January 8, 1999 (5)
               10.10 Master Security Agreement and Promissory Note with GE Capital Corporation Commercial Asset Funding, dated August 6, 1998 (5)
               10.11          Separation Agreement with Dennis R. Johnson (6)
               10.12          Separation Agreement with William Callahan (6)
               10.13 Amendment to Credit Agreement with Norwest Bank dated December 1, 1999 (6)
               10.14 Sublease Agreement with Kavoras, Inc. dated September 1, 1999 (6)
               10.15 Stock Purchase Agreement with JDSTG, dated August 30, 2000 (7)
               10.16 Registration Rights Agreement with JDSTG dated August 30, 2000 (7)
               10.17          Amendment No. 1, dated October 31, 2000, to Stock
                              Purchase Agreement with JDSTG (9)
               10.18          Side Agreement with JDSTG dated December 28, 2000
                              (8)
               10.19 Employment Agreement dated October 1, 2000 with William P. Flies, Chief Executive Officer (10)
               10.20 Employment Agreement dated January 15, 2001 with John G. Lewis, Chief Financial Officer (10)
               10.21 Employment Agreement dated October 1, 2000 with Thomas N. Flies, Senior Vice President of Product Development (10)
               10.22 Employment Agreement dated October 1, 2000 with Joel G. Jorgenson, Senior Vice President of Sales
                              (10)
               10.23          Employment Agreement dated February 5, 2001 with
                              J. Perry McGahan, Vice President of Software
                              Engineering (11)
               10.24 Employment Agreement dated February 20, 2002 with Craig S. Fawcett, Chief Executive Officer (12)
               10.25 Financing Agreement and Revolving Note with Itasca Business Credit, Inc. dated December 23, 2002 *
               10.26 Form of Warrant issued to directors as equity compensation * (14)
               23 Consent of Grant Thornton LLP, independent certified public accountants *
               99.1 Fiscal Year 2002 Definitive Proxy Materials (portions of which are incorporated herein by reference) (12)
               99.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
               99.3 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
--------------------
*              Filed herewith

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

(12) Incorporated by reference to exhibit files as part of Report on Form 10-QSB for the fiscal quarter ended March 31, 2002.

(13)           To be filed in definitive form not later than January 28, 2003.

(14)           Warrants substantially identical to the warrant filed as Exhibit
               10.26 have been issued as follows:

         Holder                       Date of Issuance     Exercise Price       Number of Shares
         ------                       ----------------     --------------       ----------------
         Edward Michalek                  11/18/97            $5.25                  6,000
         Roger Kleppe                     12/11/98             1.23                  8,049
         Carl Fredericks                  12/11/98             1.23                  8,049
         Stephen Lawrence                 12/11/98             1.23                  8,049
         Roger Kleppe                     2/17/99              1.80                  2,777
         Carl Fredericks                  2/17/99              1.80                  2,777
         Stephen Lawrence                 2/17/99              1.80                  2,777
         Richard Bogen                    5/14/00              4.50                  5,000
         Stephen Lawrence                 9/17/01              3.69                 10,000


ITEM 14.  CONTROLS AND PROCEDURES

     EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. The Company's chief executive officer and chief financial officer (collectively, the "Certifying Officers") are responsible for establishing and maintaining disclosure controls and procedures for the Company. Such officers have concluded that the Company's disclosure controls and procedures (as defined in Exchange Act Rule 13a-14(c)) are sufficiently effective to ensure that the information required to be disclosed by the Company in this report is gathered, analyzed and disclosed with adequate timeliness, accuracy and completeness, based on an evaluation of such controls and procedures conducted within 90 days prior to the date hereof.

     CHANGES IN INTERNAL CONTROLS. The Certifying Officers also have indicated that there have been no significant changes in the Company's internal controls or in other factors that could significantly affect such controls subsequent to the date of their evaluation and there were no corrective actions with regard to significant deficiencies and material weaknesses.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            XATA CORPORATION

Dated:  December 27, 2002              By:      /s/ Craig S. Fawcett
                                            ------------------------------------
                                            Craig S. Fawcett, President and
                                            Chief Executive Officer
                                            (Principal executive officer)

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


Dated:  December 27, 2002              By:      /s/ Richard L. Bogen
                                            ------------------------------------
                                            Richard L. Bogen, Director


Dated:  December 27, 2002              By:      /s/ Craig S. Fawcett
                                            ------------------------------------
                                            Craig S. Fawcett, Director


Dated:  December 27, 2002              By:      /s/ William P. Flies
                                            ------------------------------------
                                            William P. Flies, Director
                                            (Chairman), Chief Technology Officer

Dated:  December 27, 2002              By:      /s/ Carl M. Fredericks
                                            ------------------------------------
                                            Carl M. Fredericks, Director


Dated:  December 27, 2002              By:      /s/ James E. Heerin
                                            ------------------------------------
                                            James E. Heerin, Director


Dated:  December 27, 2002              By:      /s/ Roger W. Kleppe
                                            ------------------------------------
                                            Roger W. Kleppe, Director


Dated:  December 27, 2002              By:      /s/ Stephen A. Lawrence
                                            ------------------------------------
                                            Stephen A. Lawrence, Director


Dated:  December 27, 2002              By:      /s/ John G. Lewis
                                            ------------------------------------
                                            John G. Lewis, Chief Financial
                                            Officer (Principal  accounting and
                                            financial officer)

Dated:                                 By:
                                            ------------------------------------
                                            David M. Purvis, Director


Dated:  December 27, 2002              By:      /s/ Charles R. Stamp, Jr.
                                            ------------------------------------
                                            Charles R. Stamp, Jr., Director

                                  CERTIFICATION

I, Craig S. Fawcett, certify that:

1.       I have reviewed this annual report on Form 10-KSB of XATA Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly represent in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

         a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

December 27, 2002


Signature:    /s/ Craig S. Fawcett
              -----------------------------------
Name:         Craig S. Fawcett
              -----------------------------------
Print Title:  Chief Executive Officer
              -----------------------------------

                                  CERTIFICATION

I, John G. Lewis, certify that:

1.       I have reviewed this annual report on Form 10-KSB of XATA Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly represent in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

         a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


December 27, 2002


Signature:    /s/ John G. Lewis
              ----------------------------------
Name:         John G. Lewis
              ----------------------------------
Print Title:  Chief Financial Officer
              ----------------------------------

INDEX TO EXHIBITS


INDEX
NUMBER     DESCRIPTION
--------------------------------------------------------------------------------


10.25      Financing Agreement and Revolving Note with Itasca Business
           Credit, Inc.

10.26 Form of Warrant for purchase of common stock issued to directors of the Company

23         Consent of Grant Thornton LLP

99.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.3 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002