Form 10QSB
period 2002-12-31
XATA CORP /MN/
filed 2003-02-14
CIK 854398

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB


[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


For the quarterly period ended December 31, 2002 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ___________ to ____________

Commission File Number:                 0-27166
                       ---------------------------------------


                                XATA Corporation
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)


           Minnesota                                  41-1641815
------------------------------------     ---------------------------------------
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

                                Yes X   No
                                   ---    ---


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

As of February 10, 2002, the following securities of the Registrant were outstanding: 6,933,825 shares of Common Stock, $.01 par value per share.

                                XATA Corporation
                                      Index




PART I.   FINANCIAL INFORMATION                                                     Page No.
                                                                                    --------
          Item 1.   Financial Statements:
            Balance Sheets as of December 31, 2002
            and September 30, 2002                                                      3

            Statements of Operations for the Three
            Months Ended December 31, 2002 and 2001                                     5

            Statements of Cash Flows for the Three Months
            Ended December 31, 2002 and 2001                                            6

            Notes to Financial Statements                                               7

          Item 2.   Management's Discussion and Analysis
                    of Financial Condition and Results of Operations                    9

          Item 3.   Controls and Procedures                                            13

PART II.  OTHER INFORMATION

          Item 1.  Legal Proceedings                                                   14

          Item 2.  Changes in Securities                                               14

          Item 3.  Defaults upon Senior Securities                                     14

          Item 4.  Submission of Matters to a Vote of Security Holders                 14

          Item 5.  Other Information                                                   14

          Item 6.  Exhibits and Reports on Form 8-K                                    14

SIGNATURES                                                                             15

CERTIFICATIONS                                                                         16

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

XATA CORPORATION
BALANCE SHEETS
DECEMBER 31, 2002 AND SEPTEMBER 30, 2002

                                                                                   DECEMBER 31,        September 30,
                                                                                       2002                2002
ASSETS                                                                             (UNAUDITED)           (audited)
------                                                                             ------------        -------------

Current Assets
     Cash and cash equivalents                                                     $ 1,389,403         $ 1,058,119
     Accounts receivable, less allowances for doubtful accounts
         of $137,000 and $122,000                                                    3,570,825           3,244,576
     Inventories                                                                     1,112,502           1,193,871
     Prepaid expenses                                                                  132,128             111,468
                                                                                   -----------         -----------
                TOTAL CURRENT ASSETS                                                 6,204,858           5,608,034

Equipment and Leasehold Improvements, at cost
     Engineering and manufacturing equipment                                           328,289             258,289
     Office furniture and equipment                                                    976,347             968,568
     Leasehold improvements                                                             24,948              24,948
                                                                                   -----------         -----------
                                                                                     1,329,584           1,251,805

     Less: accumulated depreciation and amortization                                  (747,669)           (682,769)
                                                                                   -----------         -----------
                TOTAL EQUIPMENT AND LEASEHOLD IMPROVEMENTS                             581,915             569,036

Other Assets
     Capitalized software development costs, less accumulated
         amortization of $4,841,928 and $4,478,001                                   2,427,688           2,791,615
                                                                                   -----------         -----------
                TOTAL ASSETS                                                       $ 9,214,461         $ 8,968,685
                                                                                   ===========         ===========


See Notes to Financial Statements

                                                                                   DECEMBER 31,         September 30,
                                                                                       2002                  2002
LIABILITIES AND SHAREHOLDERS' EQUITY                                               (UNAUDITED)            (audited)
------------------------------------                                               ------------         -------------

Current Liabilities
     Bank line of credit                                                           $    500,611         $         --
     Current maturities of long-term debt                                               264,325              269,331
     Accounts payable                                                                 1,017,921              922,625
     Accrued expenses                                                                   729,123              567,375
     Deferred revenue                                                                 1,443,585            1,037,470
                                                                                   ------------         ------------
                TOTAL CURRENT LIABILITIES                                             3,955,565            2,796,801


Long-Term Debt, Net of Current Maturities                                               308,445              373,176
                                                                                   ------------         ------------
                TOTAL LIABILITIES                                                     4,264,010            3,169,977

Commitments                                                                                  --                   --

Shareholders' Equity
     Common stock, par value $0.01 per share; 12,000,000 shares
         authorized; 6,933,825 and 6,928,825 shares issued                               69,338               69,288
     Additional paid-in capital                                                      17,754,171           17,748,440
     Accumulated deficit                                                            (12,873,058)         (12,019,020)
                                                                                   ------------         ------------
                TOTAL SHAREHOLDERS' EQUITY                                            4,950,451            5,798,708
                                                                                   ------------         ------------
                TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                         $  9,214,461         $  8,968,685
                                                                                   ============         ============


See Notes to Financial Statements

XATA CORPORATION
STATEMENTS OF OPERATIONS
THREE MONTHS ENDED DECEMBER 31, 2002 AND 2001


                                                               DECEMBER 31,        December 31,
                                                                   2002                2001
                                                               (UNAUDITED)         (unaudited)
                                                               ------------        -----------

Net sales                                                      $ 2,984,707         $ 4,296,091
Cost of goods sold                                               1,992,197           2,530,964
                                                               -----------         -----------
                GROSS PROFIT                                       992,510           1,765,127

Operating expenses
     Selling, general and administrative                         1,304,924           1,533,364
     Research and development                                      524,648             579,037
                                                               -----------         -----------
                                                                 1,829,572           2,112,401
                                                               -----------         -----------

                OPERATING LOSS                                    (837,062)           (347,274)

Non-operating income (expense)
     Interest income                                                 2,073              11,465
     Interest expense                                               (9,312)            (29,713)
     Other                                                          (9,737)             (5,886)
                                                               -----------         -----------
                                                                   (16,976)            (24,134)
                                                               -----------         -----------

                NET LOSS BEFORE INCOME TAXES                      (854,038)           (371,408)

Income taxes                                                            --                  --
                                                               -----------         -----------
                NET LOSS                                       $  (854,038)        $  (371,408)
                                                               ===========         ===========


Net loss per common share
     Basic & Diluted                                           $     (0.12)        $     (0.05)
                                                               ===========         ===========


Weighted average common and common
share equivalents
     Basic & Diluted                                             6,932,466           6,894,008
                                                               ===========         ===========


See Notes to Financial Statements

XATA CORPORATION
STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED DECEMBER 31, 2002 AND 2001


                                                                                             DECEMBER 31,       December 31,
                                                                                                 2002               2001
                                                                                             (UNAUDITED)         (unaudited)
                                                                                             ------------       ------------

Cash used in Operating Activities
Net loss                                                                                     $  (854,038)        $  (371,408)
Adjustments to reconcile net loss to net cash used in
operating activities:
     Depreciation and amortization of equipment and leasehold improvements                        64,900              47,100
     Amortization of capitalized software development costs                                      363,927             478,425
     Provision for bad debts                                                                      15,000                  --
     Changes in assets and liabilities:
         Accounts receivable                                                                    (341,249)           (110,148)
         Inventories                                                                              81,369             101,571
         Accounts payable                                                                         95,296            (773,981)
         Accrued expenses and deferred revenue                                                   567,863             455,920
         Prepaid expenses                                                                        (20,660)             75,191
                                                                                             -----------         -----------
                NET CASH USED IN OPERATING ACTIVITIES                                            (27,592)            (97,330)

Cash used in Investing Activities
     Purchases of equipment                                                                      (77,779)            (36,950)
                                                                                             -----------         -----------
                NET CASH USED IN INVESTING ACTIVITIES                                            (77,779)            (36,950)

Cash provided by (used in) Financing Activities
     Net borrowings on bank line of credit                                                       500,611                  --
     Payments on long-term debt                                                                  (69,737)            (42,840)
     Proceeds from stock options exercised                                                         5,781               4,068
                                                                                             -----------         -----------
                NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                              436,655             (38,772)
                                                                                             -----------         -----------

                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                 331,284            (173,052)

Cash and Cash Equivalents
     Beginning                                                                                 1,058,119           2,031,432
                                                                                             -----------         -----------
     Ending                                                                                    1,389,403         $ 1,858,380
                                                                                             ===========         ===========

Supplemental Disclosures of Cash Flow Information
     Cash payments for interest                                                              $     9,312         $    25,665


See Notes to Financial Statements

NOTES TO FINANCIAL STATEMENTS

NOTE 1.  MANAGEMENT STATEMENT

In the opinion of management of the Company, the accompanying unaudited financial statements contain all adjustments (consisting of only normal, recurring accruals) necessary to present fairly the financial position of the Company as of December 31, 2002 and the results of operations and cash flows for the three months ended December 31, 2002 and 2001. The results of operations for any interim period are not necessarily indicative of the results for the fiscal year ending September 30, 2003. These interim financial statements should be read in conjunction with the Company's annual financial statements and related notes thereto included in the Company's Form 10-KSB and Annual Report to shareholders for the fiscal year ended September 30, 2002.

NOTE 2.  SIGNIFICANT ACCOUNTING POLICIES

REVENUE RECOGNITION. The Company derives its revenue from sales of hardware, software and related services. The Company recognizes revenue in accordance with Statement of Position (SOP) 97-2, Software Revenue Recognition, as amended by SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions, and Securities and Exchange Commission Staff Accounting Bulletin (SAB) 101, Revenue Recognition in Financial Statements.

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

BASIC AND DILUTED NET LOSS PER SHARE. Basic and diluted net loss per common share is computed by dividing the net loss by the weighted average common shares outstanding for the period.

At December 31, 2002 and 2001, the Company had options and warrants outstanding to purchase a total of 1,081,521 and 795,395 shares of common stock, at a weighted-average exercise price of $3.60 and $3.42. Because the Company incurred losses for the three months ended December 31, 2002 and 2001, the inclusion of potential common shares in the calculation of diluted loss per common share would have an antidilutive effect. Therefore, basic and diluted loss per common share amounts are the same for the three month periods ending December 31, 2002 and 2001.

RESEARCH AND DEVELOPMENT COSTS. Expenditures for research and development activities performed by the Company are charged to operations as incurred.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Accounting for Costs Associated with Exit or Disposal Activities

In June 2002, the FASB issued SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities. This pronouncement provides financial accounting and reporting guidance for costs associated with exit or disposal activities, including one-time termination benefits, contract termination costs other than for a capital lease, and costs to consolidate facilities or relocate employees. This statement is effective for the Company for exit and disposal activities initiated after December 31, 2002. While management does not believe the adoption of this pronouncement will have any immediate material effect on the Company, it may affect future earnings should the Company terminate an employee or group of employees.

Accounting for Stock Based Compensation

In December 2002, the FASB issued SFAS 148, Accounting for Stock-Based Compensation--Transition and Disclosure--an amendment of FAS 123. This statement amends SFAS 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure requirements to SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition and annual disclosure provisions of SFAS 148 are effective for interim periods beginning after December 15, 2002. The Company adopted the disclosure requirements of SFAS 148 for the period beginning January 1, 2003.

NOTE 3.  COMMITMENTS

On October 11, 2002, the Company entered into a U.S. Value Added Reseller Agreement with ORBCOMM LLC. Pursuant to this agreement, the Company is authorized to resell certain satellite communication services in conjunction with its products. In exchange for favorable pricing, the Company has committed to certain volume minimums. This commitment is more fully described in Note 6 of the Notes to Financial Statements in the Company's report on Form 10-KSB for its fiscal year ended September 30, 2002.

NOTE 4.  CORPORATE LIQUIDITY

On December 23, 2002, the Company entered into a $2,000,000 credit line agreement with a commercial lender. Advances under the line of credit accrue interest at prime rate plus 2.90 percent. The terms of credit agreement include a provision for minimum monthly interest payments. The line is subject to borrowing base requirements, based on eligible accounts receivable, and is collateralized by substantially all Company assets. The agreement expires in December 2003 and may be automatically renewed for successive thirty day periods unless otherwise terminated by either the Company or the lender. As of September 30, 2002 the Company did not have a line of credit in place.

The Company believes its current cash balances, line of credit and vendor terms will provide adequate cash to fund its operating needs for the foreseeable future. However, a protracted decline in revenue, significant revenue growth or an increase in product development in the near term may require external funding. Moreover, it is possible that the Company's cash needs may vary significantly from its predictions due to failure to generate anticipated cash flow or other reasons. No assurance can be given that the Company's predictions regarding its cash needs will prove accurate, that the Company will not require additional financing, that the Company will be able to secure any required additional financing when needed or at all, or that such financing, if obtained, will be on terms favorable or acceptable to the Company.

NOTE 5.  TRANSACTIONS WITH RELATED PARTY

We purchase certain components for our products from a subsidiary of Deere & Company, one of our significant shareholders. Payments under this relationship totaled $335,000 in the three months ended December 31, 2002.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provides information we believe is relevant to an assessment and understanding of our results of operations and financial condition. This discussion should be read in conjunction with the financial statements in Item 1 and our report on Form 10-KSB for the year ended September 30, 2002.

CRITICAL ACCOUNTING POLICIES

Accounting policies, methods and estimates are an integral part of our financial statements and are based upon management's current judgments. Certain accounting policies, methods and estimates are particularly important because of their significance to the financial statements. Note 2 of the Notes to Financial Statements includes a summary of the significant accounting policies and methods we use. The following is a discussion of what we believe to be the most critical of these policies and methods.

Revenue recognition. We derive our revenue from sales of hardware, software and related services. We recognize revenue for hardware and software revenue, in accordance with Statement of Position 97-2 and Securities and Exchange Commission Staff Accounting Bulletin 101, when (i) persuasive evidence of an arrangement exists, for example a signed agreement or purchase order, (ii) delivery has occurred, as evidenced by shipping documents and customer acceptance, (iii) the fee is fixed or determinable and payable within twelve months, and (iv) collectibility is probable and supported by credit checks or past payment history. Pursuant to certain contractual arrangements, we recognize revenue for completed systems held at our warehouse pending the receipt of delivery instructions from the customer.

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

Capitalized software development costs. We capitalize software development costs incurred after establishing technological feasibility. These costs are later amortized to cost of goods sold beginning when the product is first released for sale to the general public. Amortization is at the greater of the amount computed using the ratio of current gross revenues for the product to the total of current and anticipated future gross revenues or the straight-line method over the estimated economic life of the product. We review our long-lived assets periodically to determine potential impairment by comparing the carrying value of the long-lived assets with estimated future cash flows expected to result from the use of the assets, including cash flows from disposition. Should the sum of the expected future cash flows be less than the carrying value, we would recognize an impairment loss. An impairment loss would be measured by comparing the amount by which the carrying value exceeds the fair value of the long-lived assets.

Research and development costs. We charge expenditures for research and development activities to operations as incurred.

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

Recently issued accounting pronouncements. See Note 2 in Notes to Financial Statements.

RESULTS OF OPERATIONS

Net Sales. Our net sales for the three months ended December 31, 2002 were $2.98 million, versus net sales of $4.30 million for the three months ended December 31, 2001. We believe the decrease in sales in the current fiscal year was due to continuing weak economic conditions for technology products coupled with unusually strong sales in the comparable prior year period resulting from a previously placed significant order. We anticipate that total revenue for fiscal 2003 will exceed that of fiscal 2002.

Cost of Goods Sold. Cost of goods sold includes the direct product costs associated with fulfilling customer orders as well as certain fixed expenses. Such fixed expenses include costs relating to our system implementation and support staff, expenses associated with the enhancement of released products, and non-cash amortization expense of capitalized software development costs. Cost of goods sold in the three months ended December 31, 2002 were $1.99 million (66.7% of net sales) versus $2.53 million (58.9% of net sales) for the comparable prior year period. Cost of goods sold decreased in the current year period because of the decrease in net sales combined with lower amortization expense. Cost of goods sold as a percent of net sales increased in the current fiscal year due to the effect of spreading the fixed expense items, including amortization, over a lower revenue amount. Our direct cost of filling customer orders in the first quarter of fiscal 2003, including the costs associated with producing our mobile computing and communication units, was comparable to that of the first quarter of fiscal 2002.

Operating Expenses. Operating expenses include research and development expenses, as well as selling, general and administrative expenses. Total operating expenses were $1.83 million (61.3% of net sales) for the three months ended December 31, 2002 compared to $2.11 million (49.2% of net sales) for the comparable prior year period.

Selling, general and administrative expenses were $1.30 million (43.7% of net sales) for the three months ended December 31, 2002, compared to $1.53 million (35.7% of net sales) for the comparable prior year period. The decrease in selling, general and administrative expenses was due to lower salary expenses combined with reduced sales commissions and other selling expenses. We expect these expenses for fiscal 2003 to be lower than fiscal 2002 due to recently implemented actions to reduce future operating expenses, including the elimination of several non-critical positions.

Research and development expenses during the three months ended December 31, 2002 were $525,000, versus $579,000 in the comparable fiscal 2002 period. Costs associated with research and development activities are expensed in the period they are incurred. We capitalize software development expenditures after we establish technological feasibility of new products, and later amortize these capitalized amounts to cost of goods sold based on the anticipated useful life of the product. We determine the useful life of each product based upon its anticipated future net revenues. In the three months ended December 31, 2002, we did not capitalize any software development costs because the expenditures were primarily on products that have not attained technological feasibility.

Overall product development expenses totaled $776,000 in the three months ended December 31, 2002. These include $525,000 of research and development expense associated with the development of new products, coupled with $251,000 expended on the enhancement of released products (included as a component of cost of goods sold).

Non-operating Income and Expense. Interest expense for the three months ended December 31, 2002 was $9,000 compared to $30,000 in the comparable prior year period. Interest expense decreased in the current year period because the prior year period included an annual minimum interest assessment associated with a bank line of credit, which we subsequently terminated. Interest expense for both periods also included interest on a note payable. Interest income for the three months ended December 31, 2002 was $2,000, compared to $11,000 in the comparable prior year period. The decrease in the current year was due to our lower cash balance combined with a lower rate of interest paid on our investment account.

Income Taxes. No income tax benefit or expense was recorded for the three month periods ended December 31, 2002 or 2001. We periodically review the valuation allowance we have established for our deferred tax assets. Realization of deferred tax assets is dependent upon sufficient future taxable income during periods when deductible temporary differences and carryforwards are expected to be available to reduce taxable income. The amount of the net deferred tax asset considered realizable could be increased in the future if we return to profitability and actual future taxable income is higher than currently estimated.

Net Loss. Net loss for the three months ended December 31, 2002 was $854,000, compared to $371,000 for the three months ended December 31, 2001. The increased net loss in the current year period was primarily caused by our lower net sales, partially offset by reduced operating expenses and lower amortization expense.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2002, we had working capital of $2.25 million compared to working capital of $2.81 million at September 30, 2002. The decrease in working capital was primarily caused by purchases of equipment, payments on our long-term debt and our net loss for the period, partially off-set by non-cash depreciation and amortization expenses.

Cash used in operating activities during the three months ended December 31, 2002 totaled $28,000 compared to $97,000 for the same period last year. Cash used by operating activities for the three months ended December 31, 2002 primarily resulted from our net loss of $854,000, combined with increased accounts receivable and prepaid expenses totaling $347,000, partially offset by an $81,000 decrease in inventories, a $95,000 increase in accounts payable, a $568,000 increase in accrued expenses and deferred revenue, and non-cash amortization and depreciation expenses totaling $429,000. The increase in deferred revenue in the current year period was due to an increase in software service contract billings. We expect non-cash depreciation and amortization expenses to be less in fiscal 2003 than in 2002.

Cash used in investing activities was $78,000 for purchases of equipment in the three months ended December 31, 2002 compared to $37,000 during the same period last year.

Cash provided by financing activities was $437,000 in the three months ended December 31, 2002 compared to cash used by financing activities of $39,000 during the same period a year ago. The increase was primarily due to use of our new bank line of credit in December 2002, offset slightly by principal payments on long-term debt.

On December 23, 2002, we entered into a $2,000,000 credit line agreement with a commercial lender. Advances under the line of credit accrue interest at prime rate plus 2.90 percent. The terms of credit agreement include a provision for minimum monthly interest payments. The line is subject to borrowing base requirements, based on eligible accounts receivable, and is collateralized by substantially all Company assets. The agreement expires in December 2003 and may be automatically renewed for successive thirty day periods unless otherwise terminated by either us or the lender. As of September 30, 2002 we did not have a line of credit in place.

We believe our current cash balances, line of credit and vendor terms will provide adequate cash to fund our operating needs for the foreseeable future. However, a protracted decline in revenue, significant revenue growth or an increase in product development in the near term may require external funding. Moreover, it is possible that our cash needs may vary significantly from our predictions due to failure to generate anticipated cash flow or other reasons. No assurance can be given that our predictions regarding our cash needs will prove accurate, that we will not require additional financing, that we will be able to secure any required additional financing when needed or at all, or that such financing, if obtained, will be on terms favorable or acceptable to us.

TRANSACTIONS WITH RELATED PARTY

We purchase our new XATA Application Module (XAM) mobile computing and communication devices from Phoenix International Corporation, a wholly owned subsidiary of Deere & Company. Deere is one of our significant shareholders and is currently represented by three individuals serving on our Board of Directors. Phoenix International fabricates the XAM units to our detailed design specifications. We retain full ownership to the intellectual property rights of the XAM design. Our terms with Phoenix International are comparable to those we have with non-affiliated vendors. Payments to Phoenix International in the three months ended December 31, 2002 totaled $335,000. These amounts may increase over time to the extent sales of our XAM units and related products increase. We have no dependence on this vendor and are able to purchase the fabrication of this product from other vendors if necessary or desirable.

ITEM 3.  CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation within 90 days of the filing date of this report, that our disclosure controls and procedures are adequately designed to ensure that information required to be disclosed by us in the reports we file or submit under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in applicable rules and forms. There have not been any significant changes in our internal controls or in other factors that could significantly affect those controls, subsequent to the date of such evaluation, including any corrective actions taken with regard to significant deficiencies and material weaknesses.

FORWARD-LOOKING STATEMENTS

This document includes forward-looking statements based on current expectations. Actual results may differ materially. These forward-looking statements involve a number of risks and uncertainties about us, our business, our customers, and the economy and business environment in general. Risks and uncertainties about us include, for example, the following:

     o although we expect to incur operating losses in the current fiscal year, these losses may continue beyond the expected timeframe or in excess of the expected magnitude, and we may be dependent upon external investment to support our growth during periods in which we incur operating losses;

     o we may be unable to adapt to technological change quickly enough to grow or to retain our customer base;

     o we will continue to be dependent upon positioning systems and communication networks owned and controlled by others, and accordingly, their problems may adversely impact us;

     o for the foreseeable future, we are dependent upon the continued receipt and fulfillment of new orders for our current products;

     o our growth and profitability depend on our timely introduction and market acceptance of new products, our ability to continue to fund research and development activities, and our ability to establish and maintain strategic partner relationships.

You are encouraged to read more about the specific risks and uncertainties of our business. We have described those which we currently consider most important in our report on Form 10-KSB for our fiscal year ended September 30, 2002. We undertake no obligation to update our disclosures in this regard.

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

         None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        Exhibit

          99.1 Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

          99.2 Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

        Reports on Form 8-K

        1. Report on Form 8-K dated January 30, 2003 concerning the press release for financial results for the three month period ending December 31, 2002.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

        Dated:  February 14, 2003              XATA Corporation
               ---------------------           (Registrant)


                                               by:     /s/ John G. Lewis
                                                  -------------------------------------------------
                                                  John G. Lewis
                                                  Chief Financial Officer
                                                  (Signing as Principal Financial and Accounting
                                                  Officer and as Authorized Signatory of Registrant)

                                  CERTIFICATION

I, Craig S. Fawcett, certify that:

1.       I have reviewed this quarterly report on Form 10-QSB of XATA
         Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly represent in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

February 14, 2003


Signature:     /s/ Craig S. Fawcett
           ---------------------------------------
Name:      Craig S. Fawcett
     ---------------------------------------------
Print Title:   Chief Executive Officer
            --------------------------------------

                                  CERTIFICATION

I, John G. Lewis, certify that:

1.       I have reviewed this quarterly report on Form 10-QSB of XATA
         Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly represent in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

February 14, 2003


Signature:        /s/ John G. Lewis
          ---------------------------------------
Name:     John G. Lewis
     --------------------------------------------
Print Title:      Chief Financial Officer
            -------------------------------------