Form 10QSB
period 2003-03-31
XATA CORP /MN/
filed 2003-05-15
CIK 854398

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

|X| Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2003 or

| | Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

Registrant's telephone number, including area code: (952) 707-5600


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

                                 Yes |X| No | |

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

As of May 1, 2003, the following securities of the Registrant were outstanding:
6,933,825 shares of Common Stock, $.01 par value per share.

                                XATA Corporation
                                      Index

PART I.   FINANCIAL INFORMATION                                                     Page No.
                                                                                    --------
          Item 1. Financial Statements:
            Balance Sheets as of March 31, 2003
            and September 30, 2002                                                      3

            Statements of Operations for the Three and Six
            Months Ended March 31, 2003 and 2002                                        5

            Statements of Cash Flows for the Six Months
            Ended March 31, 2003 and 2002                                               6

            Notes to Financial Statements                                               7

          Item 2. Management's Discussion and Analysis
                  of Financial Condition and Results of Operations                     11

          Item 3. Controls and Procedures                                              15

PART II.  OTHER INFORMATION

          Item 1. Legal Proceedings                                                    17

          Item 2. Changes in Securities                                                17

          Item 3. Defaults upon Senior Securities                                      17

          Item 4. Submission of Matters to a Vote of Security Holders                  17

          Item 5. Other Information                                                    18

          Item 6. Exhibits and Reports on Form 8-K                                     18

SIGNATURES

CERTIFICATIONS

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

XATA CORPORATION
BALANCE SHEETS
MARCH 31, 2003 AND SEPTEMBER 30, 2002

                                                                             MARCH 31,              September 30,
                                                                               2003                      2002
ASSETS                                                                      (UNAUDITED)               (audited)
                                                                            -----------             -------------
Current Assets
     Cash and cash equivalents                                              $   627,002              $ 1,058,119
     Accounts receivable, less allowances for doubtful accounts
         of $148,232 and $122,000                                             1,891,013                3,244,576
     Inventories                                                              1,603,537                1,193,871
     Deferred product costs                                                     111,255                       --
     Prepaid expenses                                                           169,873                  111,468
                                                                            -----------              -----------
                TOTAL CURRENT ASSETS                                          4,402,680                5,608,034

Equipment and Leasehold Improvements, at cost
     Engineering and manufacturing equipment                                    328,289                  258,289
     Office furniture and equipment                                             978,066                  968,568
     Leasehold improvements                                                      24,948                   24,948
                                                                            -----------              -----------
                                                                              1,331,303                1,251,805

     Less: accumulated depreciation and amortization                           (811,891)                (682,769)
                                                                            -----------              -----------
                TOTAL EQUIPMENT AND LEASEHOLD IMPROVEMENTS                      519,412                  569,036

Other Assets
     Capitalized software development costs, less accumulated
         amortization of $5,119,904 and $4,478,001                            2,015,167                2,791,615
                                                                            -----------              -----------
                TOTAL ASSETS                                                $ 6,937,259              $ 8,968,685
                                                                            ===========              ===========

See Notes to Financial Statements

                                                                                    MARCH 31,           September 30,
                                                                                      2003                   2002
LIABILITIES AND SHAREHOLDERS' EQUITY                                               (unaudited)            (audited)
                                                                                  ------------          -------------
Current Liabilities
     Bank line of credit                                                          $    446,427           $         --
     Current maturities of long-term debt                                              255,199                269,331
     Accounts payable                                                                  588,178                922,625
     Accrued expenses                                                                  473,379                567,375
     Deferred revenue                                                                1,326,691              1,037,470
                                                                                  ------------           ------------
                TOTAL CURRENT LIABILITIES                                            3,089,874              2,796,801

Long-Term Debt, net of current maturities                                              249,753                373,176
                                                                                  ------------           ------------
                TOTAL LIABILITIES                                                    3,339,627              3,169,977

Commitments                                                                                 --                     --

Shareholders' Equity
     Common stock, par value $0.01 per share; 25,000,000 and 12,000,000
         shares authorized; 6,933,825 and 6,928,825 shares issued                       69,338                 69,288
     Additional paid-in capital                                                     17,754,171             17,748,440
     Accumulated deficit                                                           (14,225,877)           (12,019,020)
                                                                                  ------------           ------------
                TOTAL SHAREHOLDERS' EQUITY                                           3,597,632              5,798,708
                                                                                  ------------           ------------
                TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                        $  6,937,259           $  8,968,685
                                                                                  ============           ============

See Notes to Financial Statements

XATA CORPORATION
STATEMENTS OF OPERATIONS
THREE AND SIX MONTHS ENDED MARCH 31, 2003 AND 2002

                                                                Three Months Ended                         Six Months Ended
                                                                     March 31,                                 March 31,
                                                         --------------------------------          --------------------------------
                                                             2003                2002                  2003                 2002
                                                         (UNAUDITED)          (unaudited)          (UNAUDITED)          (unaudited)
                                                         -----------          -----------          -----------          -----------
Net sales                                                $ 1,730,549          $ 3,327,945          $ 4,715,256          $ 7,624,036
Cost of goods sold                                         1,638,620            2,103,983            3,630,817            4,634,947
                                                         -----------          -----------          -----------          -----------
         GROSS PROFIT                                         91,929            1,223,962            1,084,439            2,989,089

Operating expenses
     Selling, general and administrative                     990,699            1,529,949            2,295,623            3,063,313
     Research and development                                450,783              542,496              975,431            1,121,533
                                                         -----------          -----------          -----------          -----------
                                                           1,441,482            2,072,445            3,271,054            4,184,846
                                                         -----------          -----------          -----------          -----------

         OPERATING LOSS                                   (1,349,553)            (848,483)          (2,186,615)          (1,195,757)

Non-operating income (expense)
     Interest income                                           2,054               10,262                4,127               21,727
     Interest expense                                        (19,084)             (15,466)             (28,396)             (45,179)
     Other                                                    13,764                 (906)               4,027               (6,792)
                                                         -----------          -----------          -----------          -----------
                                                              (3,266)              (6,110)             (20,242)             (30,244)
                                                         -----------          -----------          -----------          -----------

         NET LOSS BEFORE INCOME TAXES                     (1,352,819)            (854,593)          (2,206,857)          (1,226,001)

Income taxes                                                      --                   --                   --                   --
                                                         -----------          -----------          -----------          -----------
         Net loss                                        $(1,352,819)         $  (854,593)         $(2,206,857)         $(1,226,001)
                                                         ===========          ===========          ===========          ===========

Net loss per common share
     Basic & Diluted                                     $     (0.20)         $     (0.12)         $     (0.32)         $     (0.18)
                                                         ===========          ===========          ===========          ===========

Weighted average common and
common share equivalents
     Basic & Diluted                                       6,933,825            6,900,679            6,933,146            6,897,344
                                                         ===========          ===========          ===========          ===========

See Notes to Financial Statements

XATA CORPORATION
STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED MARCH 31, 2003 AND 2002

                                                                                                         Six Months Ended
                                                                                                              March 31,
                                                                                                  ---------------------------------
                                                                                                     2003                   2002
                                                                                                  (UNAUDITED)           (unaudited)
                                                                                                  -----------           -----------
Cash provided by (used in) Operating Activities
Net loss                                                                                          $(2,206,857)          $(1,226,001)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
     Depreciation and amortization of equipment and leasehold improvements                            129,122                96,801
     Amortization of capitalized software development costs                                           727,854               956,850
     Allowance for doubtful accounts                                                                   26,232                    --
     Write-off of software product                                                                     48,594                    --
     Changes in assets and liabilities:
         Accounts receivable                                                                        1,327,331             1,435,579
         Inventories                                                                                 (409,666)             (149,942)
         Accounts payable                                                                            (334,447)             (915,912)
         Accrued expenses and deferred revenue                                                        195,225               549,697
         Prepaid expenses and deferred product costs                                                 (169,660)               66,263
                                                                                                  -----------           -----------
                NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                                  (666,272)              813,335

Cash used in Investing Activities
     Purchase of equipment                                                                            (79,498)              (94,167)
                                                                                                  -----------           -----------
                NET CASH USED IN INVESTING ACTIVITIES                                                 (79,498)              (94,167)

Cash provided by (used in) Financing Activities
     Net borrowings on bank line of credit                                                            446,427                    --
     Payments on long-term debt                                                                      (137,555)             (112,185)
     Proceeds from options and warrants exercised                                                       5,781                43,856
                                                                                                  -----------           -----------
                NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                   314,653               (68,329)
                                                                                                  -----------           -----------

                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                     (431,117)              650,839

Cash and Cash Equivalents
     Beginning                                                                                      1,058,119             2,031,432
                                                                                                  -----------           -----------
     Ending                                                                                       $   627,002           $ 2,682,271
                                                                                                  ===========           ===========

Supplemental Disclosures of Cash Flow Information
     Cash payments for interest                                                                   $    28,396           $    41,313

See Notes to Financial Statements

NOTES TO FINANCIAL STATEMENTS

NOTE 1. MANAGEMENT STATEMENT

In the opinion of management of the Company, the accompanying unaudited financial statements contain all adjustments (consisting of only normal, recurring accruals) necessary to present fairly the financial position of the Company as of March 31, 2003 and the results of operations for the three and six months and cash flows for the six months ended March 31, 2003 and 2002. The results of operations for any interim period are not necessarily indicative of the results for the fiscal year ending September 30, 2003. These interim financial statements should be read in conjunction with the Company's annual financial statements and related notes thereto included in the Company's Form 10-KSB and Annual Report to shareholders for the fiscal year ended September 30, 2002.

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES

REVENUE RECOGNITION. The Company derives its revenue from sales of hardware, software and related services, and from application service contracts. The Company recognizes revenue in accordance with Statement of Position (SOP) 97-2, Software Revenue Recognition, as amended by SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions, and Securities and Exchange Commission Staff Accounting Bulletin (SAB) 101, Revenue Recognition in Financial Statements.

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

Many of the Company's customers purchase software maintenance agreements annually. Customers may also purchase extended warranty and service support contracts. Revenue from maintenance agreements, extended warranty and service support contracts are deferred and recognized ratably over the contract period. Fees for professional services are recognized as they are performed, regardless of when billed to the customer.

Application service revenue, which is composed of monthly fees, is recognized ratably over the minimum service contract period, which commences upon the activation of the mobile application module. When system products are sold in conjunction with an application service contract, the Company defers the product revenue and associated product cost at the time of shipment and recognizes both the revenue and cost ratably over the minimum service contract, which is generally one to five years.

CAPITALIZED SOFTWARE DEVELOPMENT COSTS. Software development costs incurred after establishing technological feasibility are capitalized. These costs are amortized to cost of goods sold beginning when the product is first released for sale to the general public. Amortization is at the greater of the amount computed using the ratio of current gross revenues for the product to the total of current and anticipated future gross revenues or the straight-line method over the estimated economic life of the product (two to five years). The Company reviews its long-lived assets periodically to determine potential impairment by comparing the carrying value of the long-lived assets with estimated future cash flows expected to result from the use of the assets, including cash flows from disposition. Should the sum of the expected future cash flows be less than the carrying value, the Company would recognize an impairment loss. An impairment loss would be measured by comparing the amount by which the carrying value exceeds the fair value of the long-lived assets. In the three month period ended March 31, 2003, the Company recorded an impairment loss of $48,594, included in cost of sales, to write off the net balance of capitalized software development costs related to a product line for which revenue is not expected to be realized in the foreseeable future.

RESEARCH AND DEVELOPMENT COSTS. Expenditures for research and development activities performed by the Company are charged to operations as incurred.

BASIC AND DILUTED NET LOSS PER SHARE. Basic and diluted net loss per common share is computed by dividing the net loss by the weighted average common shares outstanding for the period.

At March 31, 2003 and 2002, the Company had options and warrants outstanding to purchase a total of 1,074,707 and 957,589 shares of common stock, at a weighted-average exercise price of $3.60 and $3.58. Because the Company incurred losses for the three and six months ended March 31, 2003 and 2002, the inclusion of potential common shares in the calculation of diluted loss per common share would have an antidilutive effect. Therefore, basic and diluted loss per common share amounts are the same for the three and six month periods ending March 31, 2003 and 2002.

STOCK-BASED COMPENSATION. The Company utilizes the intrinsic value method of accounting for its employee stock-based compensation plans. All stock options pursuant to the Company's stock option plans have been granted at fair market value at the date of grant, and accordingly, no compensation expense has been recorded for all periods presented. The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value method of accounting, using the assumptions described below:

                                                                 Three Months Ended                        Six Months Ended
                                                                      March 31,                                 March 31,
                                                           ------------------------------          --------------------------------
                                                               2003                2002                2003                 2002
                                                           -----------          ---------          -----------          -----------
Net loss, as reported                                      $(1,352,819)         $(854,593)         $(2,206,857)         $(1,226,001)
Deduct: Total stock-based
     employee compensation expense
     determined under fair value based
     methods for all awards                                $  (124,000)         $(113,000)         $  (228,000)         $  (196,000)
                                                           -----------          ---------          -----------          -----------
Pro forma net loss                                          (1,476,819)          (967,593)          (2,434,857)          (1,422,001)

Basic and diluted net loss
per common share
     As reported                                           $     (0.20)         $   (0.12)         $     (0.32)         $     (0.18)
     Pro forma                                                   (0.21)             (0.14)               (0.35)               (0.21)

For purposes of the aforementioned pro forma information, the fair value of each option is estimated at the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions for grants in 2003 and 2002: dividend rate of zero for both years; price volatility of 40% for 2003 and 45% for 2002; risk-free interest rate of 2.75% for 2003 and 3.90% for 2002; and expected life of five years for 2003 and 2002. The weighted-average fair value per option of options granted in the three and six months ended March 31, 2003 was $1.18 and $1.41, and the three and six months ended March 31, 2002 was $1.64 and $1.51.

COMMON STOCK WARRANTS: The Company has, on occasion, issued warrants for the purchase of common stock to directors, consultants and placement agents. Compensation expense associated with the warrants has not been material. At March 31, 2003 and 2002, warrants were outstanding to purchase a total of 47,478 and 53,478 shares of common stock at a weighted-average exercise price of $2.19 and $2.54 per share, with a weighted-average remaining life of approximately
1.46 years and 2.26 years.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Accounting for Stock Based Compensation

In December 2002, the FASB issued SFAS 148, Accounting for Stock-Based Compensation--Transition and Disclosure--an amendment of FAS 123. This statement amends SFAS 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure requirements to SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition and annual disclosure provisions of SFAS 148 are effective for interim periods beginning after December 15, 2002. The Company adopted the disclosure requirements of SFAS 148 for its second fiscal quarter which began January 1, 2003 and ended March 31, 2003.

NOTE 3. COMMITMENTS

On October 11, 2002, the Company entered into a U.S. Value Added Reseller Agreement with ORBCOMM LLC. Pursuant to this agreement, the Company is authorized to resell certain satellite communication services in conjunction with its products. In exchange for favorable pricing, the Company has committed to certain volume minimums. On March 27, 2003, the Company and ORBCOMM amended this agreement by revising certain commitment dates. Approximate future minimum purchases are as follows:

 Years ending September 30:
 --------------------------
      2003                           $        --
      2004                               700,000
      2005                             2,600,000
      2006                               900,000
                                     -----------
                                     $ 4,200,000
                                     ===========

NOTE 4. CORPORATE LIQUIDITY

On December 23, 2002, the Company entered into a $2,000,000 credit line agreement with a commercial lender. Advances under the line of credit accrue interest at prime rate plus 2.90 percent. The terms of the credit agreement include a provision for minimum monthly interest payments. The line is subject to borrowing base requirements, based on eligible accounts receivable, and is collateralized by substantially all Company assets. The agreement expires in December 2003 and may be automatically renewed for successive thirty day periods unless otherwise terminated by either the Company or the lender.

The Company believes its current cash balances, bank line of credit and vendor terms will provide adequate cash to fund its operating needs for the foreseeable future. However, a protracted decline in revenue, significant revenue growth or an increase in product development in the near term may require external funding. Moreover, it is possible that the Company's cash needs may vary significantly from its predictions due to failure to generate anticipated cash flow or other reasons. No assurance can be given that the Company's predictions regarding its cash needs will prove accurate, that the Company will not require additional financing, that the Company will be able to secure any required additional financing when needed or at all, or that such financing, if obtained, will be on terms favorable or acceptable to the Company.

NOTE 5. CAPITAL STOCK

On March 4, 2003, the shareholders of the Company approved an increase in the authorized shares of common stock from 12,000,000 to 25,000,000 and the authorized shares of preferred stock from 283,000 to 5,000,000. As of March 31, 2003, there were 6,933,825 shares of common stock and no shares of preferred stock outstanding. The Company has no current plans to issue additional shares of common or preferred stock.

NOTE 6. TRANSACTIONS WITH RELATED PARTY

The Company purchases certain components for its products from a subsidiary of Deere & Company, one of its significant shareholders. Payments under this relationship totaled $583,000 and $918,000 in the three and six month periods ended March 31, 2003.

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

INVESTOR INFORMATION

Our primary Internet address is www.xata.com. We make our periodic SEC reports (Forms 10-QSB and Forms 10-KSB) and other SEC filings available free of charge through our website as soon as reasonably practicable after they are filed electronically with the SEC. We may from time to time provide important disclosures to investors by posting them in the investor relations section of our website, as allowed by the SEC rules.

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

Revenue recognition. We derive our revenue from sales of hardware, software and related services, and from application service contracts. We recognize revenue for hardware and software revenue, in accordance with Statement of Position 97-2 and Securities and Exchange Commission Staff Accounting Bulletin 101, when (i) persuasive evidence of an arrangement exists, for example a signed agreement or purchase order, (ii) delivery has occurred, as evidenced by shipping documents and customer acceptance, (iii) the fee is fixed or determinable and payable within twelve months, and (iv) collectibility is probable and supported by credit checks or past payment history. Pursuant to certain contractual arrangements, we recognize revenue for completed systems held at our warehouse pending the receipt of delivery instructions from the customer.

Many of our customers purchase software maintenance agreements annually. Customers may also purchase extended warranty and service support contracts. Revenue from maintenance agreements, extended warranty and service support contracts are deferred and recognized ratably over the contract period. Fees for professional services are recognized as they are performed, regardless of when billed to the customer.

Application service revenue, which is composed of monthly fees, is recognized ratably over the minimum service contract period, which commences upon the activation of the mobile application module. When system products are sold in conjunction with an application service contract, we defer the product revenue and associated product cost at the time of shipment and recognize both the revenue and cost ratably over the minimum service contract, which is generally one to five years.

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

Recently issued accounting pronouncements. Note 2 to the Financial Statements discusses the adoption of a recently issued accounting pronouncement. We do not believe the adoption of other recently issued accounting pronouncements will have a material effect on our financial statements.

RESULTS OF OPERATIONS

Net Sales. Our net sales for the three months ended March 31, 2003 were $1.73 million, versus net sales of $3.33 million for the three months ended March 31, 2002. For the six months ended March 31, 2003, net sales were $4.72 million, versus net sales of $7.62 million for the six months ended March 31, 2002. We believe the decrease in sales in the current fiscal year was due to continuing weak economic conditions for technology products coupled with unusually strong sales in the prior year periods resulting from a previously placed significant order. We currently anticipate that total revenue for fiscal 2003 will be approximately equal to that of fiscal 2002.

Cost of Goods Sold. Cost of goods sold includes the direct product costs associated with fulfilling customer orders as well as certain fixed expenses. Such fixed expenses include costs relating to our system implementation and support staff, expenses associated with the enhancement of released products, and non-cash amortization expense of capitalized software development costs. Cost of goods sold in the three months ended March 31, 2003 were $1.64 million (95% of net sales), versus $2.10 million (63% of net sales) for the comparable prior year period. For the six months ended March 31, 2003, cost of goods sold were $3.63 million (77% of net sales), versus $4.63 million (61% of net sales) for the comparable prior year period. Cost of goods sold decreased in the current year period because of the decrease in net sales combined with lower amortization expense. Cost of goods sold as a percent of net sales increased in the current fiscal year due to the effect of spreading the fixed expense items, including amortization, over a lower revenue amount. Our direct cost of filling customer orders in the first six months of fiscal 2003, including the costs associated with producing our mobile computing and communication units, was comparable to that of the first six months of fiscal 2002.

Operating Expenses. Operating expenses include research and development expenses, as well as selling, general and administrative expenses. Total operating expenses were $1.44 million (83% of net sales) for the three months ended March 31, 2003 compared to $2.07 million (62% of net sales) for the comparable prior year period. For the six months ended March 31, 2003, total operating expenses were $3.27 million (69% of net sales), versus $4.18 million (55% of net sales) for the comparable prior year period.

Selling, general and administrative expenses were $991,000 (57% of net sales) for the three months ended March 31, 2003, compared to $1.53 million (46% of net sales) for the comparable prior year period. For the six months ended March 31, 2003, selling, general and administrative expenses were $2.30 million (49% of net sales), versus $3.06 million (40% of net sales) for the comparable prior year period. The decrease in selling, general and administrative expenses in the current year was due to lower salary expenses combined with reduced sales commissions and other selling expenses. We expect these expenses for fiscal 2003 to be lower than fiscal 2002 due to recently implemented actions to reduce future operating expenses, including the elimination of several non-critical positions.

Research and development expenses during the three months ended March 31, 2003 were $451,000, versus $542,000 in the comparable fiscal 2002 period. For the six months ended March 31, 2003, research and development expenses were $975,000, versus $1.12 million in the comparable fiscal 2002 period. Costs associated with research and development activities are expensed in the period they are incurred. We capitalize software development expenditures after we establish technological feasibility of new products, and later amortize these capitalized amounts to cost of goods sold based on the anticipated useful life of the product. We determine the useful life of each product based upon its anticipated future net revenues. In the three and six months ended March 31, 2003, we did not capitalize any software development costs because the expenditures were primarily on products that have not attained technological feasibility.

Overall product development expenses totaled $696,000 in the three months ended March 31, 2003. These include $451,000 of research and development expense associated with the development of new products, coupled with $245,000 expended on the enhancement of released products (included as a component of cost of goods sold). For the six months ended March 31, 2003, overall product development expenses totaled $1.47 million, including $975,000 of research and development expense associated with the development of new products and $497,000 expended on the enhancement of released products.

Non-operating Income and Expense. Interest expense for the three months ended March 31, 2003 was $19,000 compared to $15,000 in the same prior year period. For the six months ended March 31, 2003, interest expense was $28,000 compared to $45,000 in the same prior year period. Interest expense in the current year three month period increased because of utilization of our new bank line of credit. Interest expense decreased in the current year six month period because the prior year six month period included an annual minimum interest assessment associated with a former bank line of credit, which we subsequently terminated. Interest expense for both periods also included interest on a note payable. Interest income for the three months ended March 31, 2003 was $2,000, versus $10,000 in the comparable prior year period. For the six months ended March 31, 2003, interest income was $4,000, versus $22,000 in the comparable prior year period. The decrease in the current year was due to our lower cash balance combined with a lower rate of interest paid on our investment account.

Income Taxes. No income tax benefit or expense was recorded for the three or six month periods ended March 31, 2003 or 2002. We periodically review the valuation allowance we have established for our deferred tax assets. Realization of deferred tax assets is dependent upon sufficient future taxable income during periods when deductible temporary differences and carryforwards are expected to be available to reduce taxable income. The amount of the net deferred tax asset considered realizable could be increased in the future if we return to profitability and actual future taxable income is higher than currently estimated.

Net Loss. Net loss for the three months ended March 31, 2003 was $1.35 million, compared to $855,000 for the three months ended March 31, 2002. For the six months ended March 31, 2003, net loss was $2.21 million, compared to $1.23 million for the six months ended March 31, 2002. The increased net loss in the current year was primarily caused by our lower net sales, partially offset by reduced operating expenses and lower amortization expense.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2003, we had working capital of $1.31 million compared to working capital of $2.81 million at September 30, 2002. The decrease in working capital was primarily caused by our net loss for the period coupled with purchases of equipment and payments on our long-term debt, partially off-set by non-cash depreciation and amortization expenses.

Cash used in operating activities during the six months ended March 31, 2003 totaled $666,000 compared to cash provided by operating activities of $813,000 for the same period last year. Cash used in operating activities for the six months ended March 31, 2003 primarily resulted from our net loss of $2.21 million, combined with a $410,000 increase in inventories, a $334,000 decrease in accounts payable and an increase in prepaid expenses and deferred product costs totaling $170,000, partially offset by a $1.33 million decrease in accounts receivable, a $195,000 increase in accrued expenses and deferred revenue, and non-cash amortization, software product write-off and depreciation expenses totaling $906,000. The increase in deferred revenue in the current year period was primarily due to sales of system products associated with application service contracts. Deferred product costs relate to the manufacturing costs of the system products for which revenue has been deferred. We expect non-cash depreciation and amortization expenses to be less in fiscal 2003 than in 2002.

Cash used in investing activities was $79,000 for purchases of equipment in the six months ended March 31, 2003 compared to $94,000 during the same period last year.

Cash provided by financing activities was $315,000 in the six months ended March 31, 2003 compared to cash used in financing activities of $68,000 during the same period a year ago. Cash provided by financing activities was due to our use of our bank line of credit, offset by principal payments on long-term debt.

On December 23, 2002, we entered into a $2,000,000 credit line agreement with a commercial lender. Advances under the line of credit accrue interest at prime rate plus 2.90 percent. The terms of the credit agreement include a provision for minimum monthly interest payments. The line is subject to borrowing base requirements, based on eligible accounts receivable, and is collateralized by substantially all Company assets. The agreement expires in December 2003 and may be automatically renewed for successive thirty day periods unless otherwise terminated by either us or the lender. As of September 30, 2002 we did not have a line of credit in place.

We believe our current cash balances, bank line of credit and vendor terms will provide adequate cash to fund our operating needs for the foreseeable future. However, a protracted decline in revenue, significant revenue growth or an increase in product development in the near term may require external funding. Moreover, it is possible that our cash needs may vary significantly from our predictions due to failure to generate anticipated cash flow or other reasons. No assurance can be given that our predictions regarding our cash needs will prove accurate, that we will not require additional financing, that we will be able to secure any required additional financing when needed or at all, or that such financing, if obtained, will be on terms favorable or acceptable to us.

TRANSACTIONS WITH RELATED PARTY

We purchase our new XATA Application Module (XAM) mobile computing and communication devices from Phoenix International Corporation, a wholly owned subsidiary of Deere & Company. Deere is one of our significant shareholders and is currently represented by three individuals serving on our Board of Directors. Phoenix International fabricates the XAM units to our detailed design specifications. We retain full ownership to the intellectual property rights of the XAM design. Our terms with Phoenix International are comparable to those we have with non-affiliated vendors. Payments to Phoenix International in the three and six month periods ended March 31, 2003 totaled $583,000 and $918,000. These amounts may increase over time to the extent sales of our XAM units and related products increase. We have no dependence on this vendor and are able to purchase the fabrication of this product from other vendors if necessary or desirable.

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

FORWARD-LOOKING STATEMENTS

This document includes forward-looking statements based on current expectations. Actual results may differ materially. These forward-looking statements involve a number of risks and uncertainties about us, our business, our customers, and the economy and business environment in general. Risks and uncertainties about us include, for example, the following:

      - although we expect to incur operating losses in the current fiscal year, these losses may continue beyond the expected timeframe or in excess of the expected magnitude, and we may be dependent upon external investment to support our growth during periods in which we incur operating losses;

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

      None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

      None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      The annual meeting of shareholders of the Company was held on March 4, 2003. As of the record date, January 28, 2003, there were 6,933,825 shares of Common Stock issued and outstanding. There were present and voting at the meeting, in person or by proxy, 6,850,033 shares of Common Stock (approximately 99% of the total issued and outstanding).

      Matters voted upon and the results thereof are as follows:

      1.    Election of Directors

                                                For               Withheld
                                                ---               --------
            Richard L. Bogen                 6,831,996             18,037
            Craig S. Fawcett                 6,831,678             18,355
            William P. Flies                 6,825,861             24,172
            Carl M. Fredericks               6,825,429             24,604
            James E. Heerin                  6,835,938             14,095
            Roger W. Kleppe                  6,825,429             24,604
            Stephen A. Lawrence              6,830,988             19,045
            David M. Purvis                  6,836,338             13,695
            Charles R. Stamp, Jr.            6,836,338             13,695

      2. Amendment of the Restated Articles of Incorporation to increase the authorized shares of common stock from 12,000,000 to 25,000,000 and the authorized shares of preferred stock from 283,000 to 5,000,000.

                  For      2,889,724      Against        1,251,329       Abstain        20,191    Broker Non-Vote     2,688,789
                           ---------                     ---------                      ------                        ---------

      3. Ratification of the appointment of Grant Thornton LLP as the independent auditors of the Company for the fiscal year ending September 30, 2003.

                  For      6,826,842    Against          5,500           Abstain        17,691
                           ---------                     -----                          ------

ITEM 5. OTHER INFORMATION

      None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      Exhibit
      -------
      3.4         Amendment of Articles of Incorporation, effective March 4,
                  2003

      10.27       Employment Agreement dated October 1, 2002 with William P.
                  Flies, Chief Technical Officer

      10.28 First Lease Amendment dated May 5, 2003 which amends Lease dated December 27, 1996 with Hoyt Properties for Burnsville,
                  Minnesota corporate headquarters

      99.1 Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

      99.2 Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

      Reports on Form 8-K

      1. Report on Form 8-K dated April 10, 2003 concerning the announcement of a product distribution agreement with a major truck leasing company.

      2. Report on Form 8-K dated May 1, 2003 concerning the press release for financial results for the three month period ending March 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

      Dated: May 15, 2003                 XATA Corporation
                                          (Registrant)


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

May 15, 2003


Signature:   /s/ Craig S. Fawcett
          ---------------------------
Name:        Craig S. Fawcett
    ---------------------------------
Print Title: Chief Executive Officer
            -------------------------

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

May 15, 2003


Signature: /s/ John G. Lewis
         -------------------------------
Name: John G. Lewis
      ----------------------------------
Print Title: Chief Financial Officer
            ----------------------------