Form 10QSB
period 2003-06-30
XATA CORP /MN/
filed 2003-08-08
CIK 854398

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

 X    Quarterly report pursuant to Section 13 or 15(d) of the Securities
---   Exchange Act of 1934

For the quarterly period ended June 30, 2003 or

      Transition report pursuant to Section 13 or 15(d) of the Securities
---   Exchange Act of 1934

For the transition period from             to
                               -----------    ------------

Commission File Number:                0-27166
                        ----------------------------------

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

Registrant's telephone number, including area code: (952) 707-5600
                                                    ----------------------------

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
As of August 1, 2003, the following securities of the Registrant were outstanding: 6,937,825 shares of Common Stock, $.01 par value per share.

                                XATA Corporation
                                      Index

PART I. FINANCIAL INFORMATION                                             Page No.
                                                                          --------
        Item 1.   Financial Statements:
          Balance Sheets as of June 30, 2003
          and September 30, 2002                                                 3

          Statements of Operations for the Three and Nine
          Months Ended June 30, 2003 and 2002                                    5

          Statements of Cash Flows for the Nine Months
          Ended June 30, 2003 and 2002                                           6

          Notes to Financial Statements                                          7

        Item 2.   Management's Discussion and Analysis
                  of Financial Condition and Results of Operations              11

        Item 3.   Controls and Procedures                                       15

PART II. OTHER INFORMATION

        Item 1.  Legal Proceedings                                              17

        Item 2.  Changes in Securities                                          17

        Item 3.  Defaults upon Senior Securities                                17

        Item 4.  Submission of Matters to a Vote of Security Holders            17

        Item 5.  Other Information                                              17

        Item 6.  Exhibits and Reports on Form 8-K                               17

SIGNATURES                                                                      18

EXHIBITS                                                                        19

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

XATA CORPORATION
BALANCE SHEETS
JUNE 30, 2003 AND SEPTEMBER 30, 2002

                                                                                      JUNE 30,          September 30,
                                                                                        2003                2002
ASSETS                                                                               (UNAUDITED)          (audited)
                                                                                    --------------      --------------
Current Assets
     Cash and cash equivalents                                                      $       19,974      $    1,058,119
     Accounts receivable, less allowances for doubtful accounts
         of $96,000 and $122,000                                                         3,434,299           3,244,576
     Inventories                                                                         1,445,137           1,193,871
     Deferred product costs                                                                217,702                  --
     Prepaid expenses                                                                      103,867             111,468
                                                                                    --------------      --------------
                TOTAL CURRENT ASSETS                                                     5,220,979           5,608,034

Equipment and Leasehold Improvements, at cost
     Engineering and manufacturing equipment                                               341,038             258,289
     Office furniture and equipment                                                        981,836             968,568
     Leasehold improvements                                                                 24,948              24,948
                                                                                    --------------      --------------
                                                                                         1,347,822           1,251,805

     Less: accumulated depreciation and amortization                                      (871,915)           (682,769)
                                                                                    --------------      --------------
                TOTAL EQUIPMENT AND LEASEHOLD IMPROVEMENTS                                 475,907             569,036

Other Assets
     Capitalized software development costs, less accumulated
         amortization of $5,472,620 and $4,478,001                                       1,662,451           2,791,615
                                                                                    --------------      --------------
                TOTAL ASSETS                                                        $    7,359,337      $    8,968,685
                                                                                    ==============      ==============

See Notes to Financial Statements

                                                                               JUNE 30,           September 30,
                                                                                 2003                 2002
LIABILITIES AND SHAREHOLDERS' EQUITY                                          (UNAUDITED)           (audited)
                                                                             --------------      --------------
Current Liabilities
     Bank line of credit                                                     $      579,085      $           --
     Current maturities of long-term debt                                           134,697             269,331
     Accounts payable                                                             1,403,030             922,625
     Accrued expenses                                                               993,906             567,375
     Deferred revenue                                                             1,373,142           1,037,470
                                                                             --------------      --------------
                TOTAL CURRENT LIABILITIES                                         4,483,860           2,796,801

Long-Term Debt, net of current maturities                                           307,010             373,176
                                                                             --------------      --------------
                TOTAL LIABILITIES                                                 4,790,870           3,169,977

Commitments                                                                              --                  --

Shareholders' Equity
     Common stock, par value $0.01 per share; 25,000,000 and 12,000,000
         shares authorized; 6,933,825 and 6,928,825 shares issued                    69,338              69,288
     Additional paid-in capital                                                  17,754,172          17,748,440
     Accumulated deficit                                                        (15,255,043)        (12,019,020)
                                                                             --------------      --------------
                TOTAL SHAREHOLDERS' EQUITY                                        2,568,467           5,798,708
                                                                             --------------      --------------
                TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                   $    7,359,337      $    8,968,685
                                                                             ==============      ==============

See Notes to Financial Statements

XATA CORPORATION
STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2003 AND 2002

                                                       Three Months Ended                 Nine Months Ended
                                                            June 30,                           June 30,
                                                 ------------------------------      ------------------------------
                                                     2003              2002              2003              2002
                                                  (UNAUDITED)       (unaudited)       (UNAUDITED)       (unaudited)
                                                 ------------      ------------      ------------      ------------
Net sales                                        $  3,062,247      $  2,716,266      $  7,777,503      $ 10,340,302
Cost of goods sold                                  2,278,318         2,261,363         5,909,135         6,896,310
                                                 ------------      ------------      ------------      ------------
         GROSS PROFIT                                 783,929           454,903         1,868,368         3,443,992

Operating expenses
     Selling, general and administrative            1,333,080         1,180,037         3,628,703         4,243,350
     Research and development                         468,908           486,588         1,444,339         1,608,121
                                                 ------------      ------------      ------------      ------------
                                                    1,801,988         1,666,625         5,073,042         5,851,471
                                                 ------------      ------------      ------------      ------------

         OPERATING LOSS                            (1,018,059)       (1,211,722)       (3,204,674)       (2,407,479)

Non-operating income (expense)
     Interest income                                      601            10,188             4,728            31,915
     Interest expense                                 (11,708)          (14,616)          (40,104)          (59,795)
     Other                                                 --             3,963             4,027            (2,829)
                                                 ------------      ------------      ------------      ------------
                                                      (11,107)             (465)          (31,349)          (30,709)
                                                 ------------      ------------      ------------      ------------

         NET LOSS BEFORE INCOME TAXES              (1,029,166)       (1,212,187)       (3,236,023)       (2,438,188)

Income taxes                                               --          (600,000)               --          (600,000)
                                                 ------------      ------------      ------------      ------------
         NET LOSS                                $ (1,029,166)     $ (1,812,187)     $ (3,236,023)     $ (3,038,188)
                                                 ============      ============      ============      ============

Net loss per common share
     Basic & Diluted                             $      (0.15)     $      (0.26)     $      (0.47)     $      (0.44)
                                                 ============      ============      ============      ============

Weighted average common and
common share equivalents
     Basic & Diluted                                6,933,825         6,927,638         6,933,372         6,907,442
                                                 ============      ============      ============      ============

See Notes to Financial Statements

XATA CORPORATION
STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED JUNE 30, 2003 AND 2002

                                                                                       Nine Months Ended
                                                                                            June 30,
                                                                                  ------------------------------
                                                                                     2003              2002
                                                                                  (UNAUDITED)        (unaudited)
                                                                                  ------------      ------------
Cash provided by (used in) Operating Activities
Net loss                                                                            (3,236,023)       (3,038,188)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
     Depreciation and amortization of equipment and leasehold improvements             189,146           148,685
     Amortization of capitalized software development costs                          1,080,570         1,435,275
     Deferred income taxes                                                                  --           600,000
     Allowance for doubtful accounts                                                   (26,000)               --
     Write-off of software product                                                      48,594                --
     Changes in assets and liabilities:
         Accounts receivable                                                          (163,723)        1,734,771
         Inventories                                                                  (251,266)          (74,301)
         Accounts payable                                                              480,405          (647,968)
         Accrued expenses and deferred revenue                                         762,203           511,976
         Prepaid expenses and deferred product costs                                  (210,101)           60,018
                                                                                  ------------      ------------
                NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                 (1,326,195)          730,268

Cash used in Investing Activities
     Purchase of equipment                                                             (96,017)         (363,744)
                                                                                  ------------      ------------
                NET CASH USED IN INVESTING ACTIVITIES                                  (96,017)         (363,744)

Cash provided by (used in) Financing Activities
     Net borrowings on bank line of credit                                             579,085                --
     Payments on long-term debt                                                       (200,800)         (176,433)
     Proceeds from options and warrants exercised                                        5,782            91,085
                                                                                  ------------      ------------
                NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                    384,067           (85,348)
                                                                                  ------------      ------------

                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                    (1,038,145)          281,176

Cash and Cash Equivalents
     Beginning                                                                       1,058,119         2,031,432
                                                                                  ------------      ------------
     Ending                                                                             19,974         2,312,608
                                                                                  ============      ============

Supplemental Disclosures of Cash Flow Information
     Cash payments for interest                                                   $     40,105      $     56,134

See Notes to Financial Statements

NOTES TO FINANCIAL STATEMENTS

NOTE 1.  MANAGEMENT STATEMENT

In the opinion of management of the Company, the accompanying unaudited financial statements contain all adjustments (consisting of only normal, recurring accruals) necessary to present fairly the financial position of the Company as of June 30, 2003, and the results of operations for the three and nine months and cash flows for the nine months ended June 30, 2003 and 2002. The results of operations for any interim period are not necessarily indicative of the results for the fiscal year ending September 30, 2003. These interim financial statements should be read in conjunction with the Company's annual financial statements and related notes thereto included in the Company's Form 10-KSB and Annual Report to shareholders for the fiscal year ended September 30, 2002.


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

Application service revenue, which is composed of monthly fees, is recognized ratably over the minimum service contract period, which commences upon the activation of the mobile application module. When system products are sold in conjunction with an application service contract, the Company defers the product revenue and associated production costs at shipment and recognizes both ratably over the minimum service contract, which is generally a one to five year period.

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

At June 30, 2003 and 2002, the Company had options and warrants outstanding to purchase a total of 1,056,736 and 922,339 shares of common stock, at a weighted-average exercise price of $3.59 for both years. Because the Company incurred losses for the three and nine months ended June 30, 2003 and 2002, the inclusion of potential common shares in the calculation of diluted loss per common share would have an antidilutive effect. Therefore, basic and diluted loss per common share amounts are the same for the three and nine month periods ending June 30, 2003 and 2002.

STOCK-BASED COMPENSATION. The Company utilizes the intrinsic value method of accounting for its employee stock-based compensation plans. All stock options pursuant to the Company's stock option plans have been granted at fair market value at the date of grant, and accordingly, no compensation expense has been recorded for all periods presented. The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value method of accounting:

                                                 Three Months Ended                   Nine Months Ended
                                                       June 30,                            June 30,
                                            ------------------------------      ------------------------------
                                                2003              2002              2003              2002
                                            ------------      ------------      ------------      ------------
 Net loss, as reported                      $ (1,029,166)     $ (1,812,187)     $ (3,236,023)     $ (3,038,188)
 Deduct:  Total stock-based
      employee compensation expense
      determined under fair value based
      methods for all awards, net of
      related tax effects                        (97,000)         (112,000)         (325,000)         (308,000)
                                            ------------      ------------      ------------      ------------
 Pro forma net loss                         $ (1,126,166)     $ (1,924,187)     $ (3,561,023)     $ (3,346,188)

 Basic and diluted net loss
 per common share
      As reported                           $      (0.15)     $      (0.26)     $      (0.47)     $      (0.44)
      Pro forma                                    (0.16)            (0.28)            (0.51)            (0.48)

COMMON STOCK WARRANTS: The Company has, on occasion, issued warrants for the purchase of common stock to directors, consultants and placement agents. Compensation expense associated with the warrants has not been material. At June 30, 2003 and 2002, warrants were outstanding to purchase a total of 47,478 and 53,478 shares of common stock at a weighted-average exercise price of $2.19 and $2.54 per share, with a weighted-average remaining life of approximately 1.21 years and 2.01 years.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Accounting for Certain Financial Instruments
In May 2003, the FASB issued SFAS 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. The changes in this statement will result in a more complete depiction of an entity's liabilities and equity and will, thereby, assist investors and creditors in assessing the amount, timing, and likelihood of potential future cash outflows and equity share issuances. Reliability of accounting information will be improved by providing a portrayal of an entity's capital structure that is unbiased, verifiable, and more representationally faithful than information reported prior to issuance of this statement. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. Management does not believe the adoption of this statement will have any immediate material impact on the Company.

Derivative Instruments and Hedging Activities
In April 2003, the FASB issued SFAS 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This statement amends SFAS 133, Accounting for Derivative Instruments and Hedging Activities, to clarify financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. The changes in this statement improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly, resulting in more consistent reporting of contracts as either derivatives or hybrid instruments. This statement is effective for contracts entered into or modified after June 30, 2003. Because the Company does not currently utilize derivative instruments or engage in hedging activities, management does not believe the adoption of this statement will have any immediate material impact on the Company.

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

 Year ending September 30:
--------------------------
2003                                  $         --
2004                                       700,000
2005                                     2,600,000
2006                                       900,000
                                      ------------
                                      $  4,200,000
                                      ============

NOTE 4.  CORPORATE LIQUIDITY

On December 23, 2002, the Company entered into a $2,000,000 credit line agreement with a commercial lender. Advances under the line of credit accrue interest at prime rate plus 2.90 percent. The terms of the credit agreement include a provision for minimum monthly interest payments. The line is subject to borrowing base requirements, based on eligible accounts receivable, and is collateralized by substantially all Company assets. On June 30, 2003, the maximum borrowing availability on the line was $1.44 million. The agreement expires in December 2003 and is automatically renewed for successive thirty day periods unless otherwise terminated by either the Company or the lender. As of September 30, 2002 the Company did not have a line of credit in place.

Based on current operating and cash flow projections, management believes that the Company may be required to raise additional funds to continue its new product development, marketing and other operating activities at desired levels during the next twelve months. The amount of funds required, if any, will depend in part on the level of near-term revenue of current and new products. A decline in revenue, delay in shipments of new products, significant revenue growth or an increase in product development in the near term would require additional external funding. Moreover, it is possible that the Company's cash needs may vary significantly from its predictions due to failure to generate anticipated cash flow or other reasons. No assurance can be given that the Company's predictions regarding its cash needs will prove accurate, that the Company will not require additional financing, that the Company will be able to secure any required additional financing when needed or at all, or that such financing, if obtained, will be on terms favorable or acceptable to the Company. If additional financing is required and the Company is unable to secure such additional financing, the Company may need to implement measures to reduce operating costs, including reductions to product development, marketing and other operating activities.

NOTE 5.  TRANSACTIONS WITH RELATED PARTY

On June 10, 2003, the Company amended its note payable to Deere & Company, the Company's largest shareholder. The note, which originated April 20, 2000 in the amount of $1,000,000, includes monthly principal and interest payments to Deere. The amendment relieves the Company's obligation to make further principal payments until January, 2004. As of June 30, 2003, the principal balance owed on the note was $416,000.

The Company purchases certain components for its products from a subsidiary of Deere & Company. Payments under this relationship totaled $187,000 and $1,105,000 in the three and nine month periods ended June 30, 2003.

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

Revenue recognition. We derive our revenue from sales of hardware, software and related services, and from application service contracts. We recognize revenue for hardware and software revenue, in accordance with Statement of Position 97-2 and Securities and Exchange Commission Staff Accounting Bulletin 101, when (i) persuasive evidence of an arrangement exists, for example a signed agreement or purchase order, (ii) delivery has occurred, as evidenced by shipping documents and customer acceptance, (iii) the fee is fixed or determinable and payable within twelve months, and (iv) collectibility is probable and supported by credit checks or past payment history. Pursuant to certain contractual arrangements, we recognize revenue for completed systems held at our warehouse pending the receipt of delivery instructions from the customer. We defer recognition of revenue on products sold in conjunction with application service contracts, as discussed below.

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

Application service revenue, which is composed of monthly fees, is recognized ratably over the minimum service contract period, which commences upon the activation of the mobile application module. When system products are sold in conjunction with an application service contract, we defer the product revenue and associated production costs, and recognize both ratably over the minimum service contract term (generally one to five years) rather than upon shipment of the product. Because sales of our XATANET fleet management system are currently accounted for under this policy, and because we expect the proportion of sales treated under this policy, including sales of XATANET, to increase relative to sales of other products, we expect deferred revenue to increase over time. This will have the effect of delaying revenue recognition of XATANET system sales to future periods, and thus will lower the amount of revenue recognized in earlier periods.

Capitalized software development costs. We capitalize software development costs incurred after establishing technological feasibility. These costs are later amortized to cost of goods sold beginning when the product is first released for sale to the general public. Amortization is at the greater of the amount computed using the ratio of current gross revenues for the product to the total of current and anticipated future gross revenues or the straight-line method over the estimated economic life of the product. Capitalization of software development costs has the effect of reducing operating costs and increasing reported profitability in the period in which such costs occur. Amortization of these costs increases cost of sales in the periods over which such amortization takes place, thus decreasing reported profitability in those periods. We are currently amortizing previously capitalized software development costs, which increased our reported net loss in the current period.

We review our long-lived assets periodically to determine potential impairment by comparing the carrying value of the long-lived assets with estimated future cash flows expected to result from the use of the assets, including cash flows from disposition. If the sum of the expected future cash flows is less than the carrying value, we will recognize an impairment loss equal to the amount by which the carrying value exceeds the fair value of the long-lived assets.

Research and development costs. We charge expenditures for research and development activities to operations as incurred. If we expend funds on the development of software, including software development salaries, for projects or products that we deem to have achieved technological feasibility, such costs would be capitalized, which would have the effect of reducing research and development costs in the current period.

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

Recently issued accounting pronouncements. See Note 2 in Notes to Financial Statements.

RESULTS OF OPERATIONS

Net Sales. Our net sales for the three months ended June 30, 2003 were $3.06 million, versus net sales of $2.72 million for the three months ended June 30, 2002. For the nine months ended June 30, 2003, net sales were $7.78 million, versus net sales of $10.34 million for the nine months ended June 30, 2002. We currently anticipate that total revenue for fiscal 2003 will be between $10.0 million and $11.0 million, compared to fiscal 2002 total revenue of $13.2 million. We believe the decrease in sales in the current fiscal year was due to continuing weak economic conditions for technology products, increased competition, delays in customer purchase commitments, and delays in the rollout of our new products. Additionally, revenue from sales of our subscription-based XATANET product is deferred and recognized ratably over the minimum contract term of the subscription (generally one to five years), which negatively impacted revenue reported in the current quarter.

Cost of Goods Sold. Cost of goods sold includes the direct product costs associated with fulfilling customer orders as well as certain fixed expenses. Such fixed expenses include costs relating to our system implementation and support staff, expenses associated with the enhancement of released products, and non-cash amortization expense of capitalized software development costs. Cost of goods sold in the three months ended June 30, 2003 were $2.28 million (74% of net sales), versus $2.26 million (83% of net sales) for the comparable prior year period. For the nine months ended June 30, 2003, cost of goods sold were $5.91 million (76% of net sales), versus $6.90 million (67% of net sales) for the comparable prior year period. Cost of goods sold decreased in the current year nine month period because of the decrease in net sales combined with lower amortization expense. Cost of goods sold as a percent of net sales increased in the current fiscal year due to the effect of spreading the fixed expense items, including amortization, over a lower revenue amount. Our direct cost of filling customer orders in the first nine months of fiscal 2003, including the costs associated with producing our mobile computing and communication units, was comparable to that of the first nine months of fiscal 2002.

Operating Expenses. Operating expenses include research and development expenses, as well as selling, general and administrative expenses. Total operating expenses were $1.80 million (59% of net sales) for the three months ended June 30, 2003 compared to $1.67 million (61% of net sales) for the comparable prior year period. For the nine months ended June 30, 2003, total operating expenses were $5.07 million (65% of net sales), versus $5.85 million (57% of net sales) for the comparable prior year period.

Selling, general and administrative expenses were $1.33 million (44% of net sales) for the three months ended June 30, 2003, compared to $1.18 million (43% of net sales) for the comparable prior year period. The increase in these expenses in the current year three month period was primarily due to accrued severance expenses of approximately $250,000 associated with the separation of an officer from the Company. For the nine months ended June 30, 2003, selling, general and administrative expenses were $3.63 million (47% of net sales), versus $4.24 million (41% of net sales) for the comparable prior year period. The decrease in selling, general and administrative expenses in the current year nine month period was due to lower salary expenses combined with reduced sales commissions and other selling expenses, partially offset by accrued severance expenses. We expect these expenses for fiscal 2003 to be lower than fiscal 2002 due to actions implemented to reduce future operating expenses, including the elimination of several non-critical positions.

Research and development expenses during the three months ended June 30, 2003 were $469,000, versus $487,000 in the comparable fiscal 2002 period. For the nine months ended June 30, 2003, research and development expenses were $1.44 million, versus $1.61 million in the comparable fiscal 2002 period. Costs associated with research and development activities are expensed in the period they are incurred. We capitalize software development expenditures after we establish technological feasibility of new products, and later amortize these capitalized amounts to cost of goods sold. In the three and nine months ended June 30, 2003, we did not capitalize any software development costs because the expenditures were primarily on products that have not attained technological feasibility.

Overall product development expenses totaled $705,000 in the three months ended June 30, 2003. These include $469,000 of research and development expense associated with the development of new products, coupled with $236,000 expended on the enhancement of released products (included as a component of cost of goods sold). For the nine months ended June 30, 2003, overall product development expenses totaled $2.18 million, including $1.44 million of research and development expense associated with the development of new products and $732,000 expended on the enhancement of released products.

Non-operating Income and Expense. Interest expense for the three months ended June 30, 2003 was $12,000 compared to $15,000 in the same prior year period. For the nine months ended June 30, 2003, interest expense was $40,000 compared to $60,000 in the same prior year period. Interest expense in the current year, which included interest associated with our current operating line of credit, decreased because the prior year included an annual minimum interest assessment associated with a former bank line of credit, which we subsequently terminated. Interest expense for both periods also included interest on a note payable. Interest income for the three months ended June 30, 2003 was negligible, versus $10,000 in the comparable prior year period. For the nine months ended June 30, 2003, interest income was $5,000, versus $32,000 in the comparable prior year period. The decrease in the current year was due to our lower cash balance combined with a lower rate of interest paid on our investment account.

Income Taxes. No income tax benefit or expense was recorded for the three or nine month periods ended June 30, 2003. In the three month period ended June 30, 2002, an income tax expense of $600,000 was recorded in connection with the write-off of a deferred tax asset. We periodically review the valuation allowance we have established for our deferred tax assets. Realization of deferred tax assets is dependent upon sufficient future taxable income during periods when deductible temporary differences and carryforwards are expected to be available to reduce taxable income. The amount of the net deferred tax asset considered realizable could be increased in the future if we return to profitability and actual future taxable income is higher than currently estimated.

Net Loss. Net loss for the three months ended June 30, 2003 was $1.03 million, compared to $1.81 million for the three months ended June 30, 2002. The decreased net loss in the current year three month period was primarily due to higher revenue and the prior year deferred tax asset write-off, partially offset by management severance expenses incurred in the current year period. For the nine months ended June 30, 2003, net loss was $3.24 million, compared to $3.04 million for the nine months ended June 30, 2002. The increased net loss in the current year was primarily caused by our lower net sales, partially offset by reduced operating expenses and lower amortization expense.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2003, we had working capital of $737,000 compared to working capital of $2.81 million at September 30, 2002. The decrease in working capital was primarily caused by our net loss for the period coupled with purchases of equipment and payments on our long-term debt, partially off-set by non-cash depreciation and amortization expenses.

Cash used in operating activities during the nine months ended June 30, 2003 totaled $1.33 million compared to cash provided by operating activities of $730,000 for the same period last year. Cash used by operating activities for the nine months ended June 30, 2003 primarily resulted from our net loss of $3.24 million, combined with a $251,000 increase in inventories, a $164,000 increase in accounts receivable, and an increase in prepaid expenses and deferred product costs totaling $210,000, partially offset by a $480,000 increase in accounts payable, a $762,000 increase in accrued expenses and deferred revenue, and non-cash amortization and depreciation expenses totaling $1.27 million. The increase in deferred revenue in the current year period was primarily due to sales of system products associated with application service contracts. Deferred product costs relate to the manufacturing costs of the system products for which revenue has been deferred. We expect deferred revenue and deferred product costs to increase going forward due to our anticipated growth in application service contract related sales relating to our XATANET(TM) system. We expect non-cash amortization expense to decrease over the next two fiscal years as we complete the amortization of the majority of previously capitalized software development costs.

Cash used in investing activities was $96,000 for purchases of equipment in the nine months ended June 30, 2003 compared to $364,000 during the same period last year. The prior year period included investments relating to the start of production of our XATA Application Module mobile computing unit.

Cash provided by financing activities was $384,000 in the nine months ended June 30, 2003 compared to cash used by financing activities of $85,000 during the same period a year ago. Cash provided by financing activities was due to our use of our bank line of credit, offset by principal payments on long-term debt.

On December 23, 2002, we entered into a $2,000,000 credit line agreement with a commercial lender. Advances under the line of credit accrue interest at prime rate plus 2.90 percent. The terms of the credit agreement include a provision for minimum monthly interest payments. The line is subject to borrowing base requirements, based on eligible accounts receivable, and is collateralized by substantially all Company assets. On June 30, 2003, the maximum borrowing availability on the line was $1.44 million. The agreement expires in December 2003 and is automatically renewed for successive thirty day periods unless otherwise terminated by either us or the lender. As of September 30, 2002 we did not have a line of credit in place.

On June 10, 2003, we amended our note payable to Deere & Company. The note, which originated April 20, 2000 in the amount of $1,000,000, includes monthly principal and interest payments to Deere. The amendment relieves our obligation to make further principal payments until January, 2004. As of June 30, 2003, the principal balance owed on the note was $416,000.

Based on current operating and cash flow projections, we believe that we may be required to raise additional funds to continue our new product development, marketing and other operating activities at desired levels during the next twelve months. The amount of funds required, if any, will depend in part on the level of near-term revenue of current and new products. A decline in revenue, delay in shipments of new products, significant revenue growth or an increase in product development in the near term would require external funding. Moreover, it is possible that our cash needs may vary significantly from our predictions due to failure to generate anticipated cash flow or other reasons. No assurance can be given that our predictions regarding our cash needs will prove accurate, that we will not require additional financing, that we will be able to secure any required additional financing when needed or at all, or that such financing, if obtained, will be on terms favorable or acceptable to us. If additional financing is required and we are unable to secure such additional financing, we may need to implement measures to reduce operating costs, including reductions to product development, marketing and other operating activities.

TRANSACTIONS WITH RELATED PARTY

We purchase our new XATA Application Module (XAM) mobile computing and communication devices from Phoenix International Corporation, a wholly owned subsidiary of Deere & Company. Deere is our largest shareholder and is currently represented by three individuals serving on our Board of Directors. Phoenix International fabricates the XAM units to our detailed design specifications. We retain full ownership to the intellectual property rights of the XAM design. Our terms with Phoenix International are comparable to those we have with non-affiliated vendors. Payments to Phoenix International in the three and nine month periods ended June 30, 2003 totaled $187,000 and $1,105,000. These amounts may increase over time to the extent sales of our XAM units and related products increase. We have no dependence on this vendor and are able to purchase the fabrication of this product from other vendors if necessary or desirable.

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

FORWARD-LOOKING STATEMENTS

This document includes forward-looking statements based on current expectations. Actual results may differ materially. These forward-looking statements involve a number of risks and uncertainties about us, our business, our customers, and the economy and business environment in general. Risks and uncertainties about us include, for example, the following:

    o although we expect to incur operating losses in the current fiscal year, these losses may continue beyond the expected timeframe or in excess of the expected magnitude, and we may be dependent upon external investment to support our operations during periods in which we incur operating losses;

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

         None

ITEM 5.  OTHER INFORMATION

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

  Exhibit
  -------
    10.29   Separation Agreement and Release dated June 11, 2003 with William P.
            Flies, Chief Technical Officer

    31.1    Certification pursuant to Section 302 of the Sarbanes-Oxley Act of
            2002

    31.2    Certification pursuant to Section 302 of the Sarbanes-Oxley Act of
            2002

    32.1 Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

    32.2 Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

  Reports on Form 8-K
  -------------------
    1.      Report on Form 8-K dated April 10, 2003 concerning the announcement of a product distribution agreement with a major truck leasing company.

    2. Report on Form 8-K dated May 1, 2003 concerning the press release for financial results for the three month period ending March 31, 2003.

    3. Report on Form 8-K dated May 22, 2003 concerning the announcement that, effective June 20, 2003, William P. Flies would discontinue his role as Chairman and Chief Technology Officer, but would remain as a director of the Company.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 8, 2003     XATA Corporation
       --------------     (Registrant)

                          by: /s/ John G. Lewis
                              --------------------------------------------------
                              John G. Lewis
                              Chief Financial Officer
                              (Signing as Principal Financial and Accounting Officer and as Authorized Signatory of Registrant)