Form 10KSB
period 2003-09-30
XATA CORP /MN/
filed 2003-12-29
CIK 854398

                                   FORM 10-KSB

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended: September 30, 2003

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

                          Common Stock, $.01 par value
                          ----------------------------
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]    No [ ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year: $ 11,350,000

The aggregate market value of the voting stock held by non-affiliates of the registrant was $10,055,000 as of December 15, 2003, based upon the closing sale price on the Nasdaq Small Cap Market reported for such date. Shares of Common Stock held by each officer and director and by each person who owns 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

There were 6,977,381 shares of the registrant's Common Stock issued and outstanding as of December 15, 2003.

                       DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Form 10-KSB incorporates information by reference from the definitive Proxy Statement for the Annual Meeting of Shareholders to be held on February 17, 2004 to the extent stated herein. Except with respect to information specifically incorporated by reference in this Form 10-KSB, the Proxy Statement is not deemed to be filed as a part of this Report. It is anticipated that the Proxy Statement will be filed with the Commission not later than January 15, 2004. In addition, there are incorporated by reference in this Report certain previously filed exhibits identified in Part III, Item 13.

                                TABLE OF CONTENTS

                                                                                    Page
                                                                                    ----
PART I

Item 1.    Description of Business                                                    1

Item 2.    Description of Property                                                   16

Item 3.    Legal Proceedings                                                         16

Item 4.    Submission of Matters to a Vote of Security Holders                       16

PART II

Item 5.    Market for Common Equity and Related Stockholder Matters                  17

Item 6.    Management's Discussion and Analysis or Plan of Operation                 19

Item 7.    Financial Statements                                                      23

Item 8.    Changes In and Disagreement with Accountants on Accounting and
           Financial Disclosure                                                      23

PART III

Item 9.    Directors, Executive Officers, Promoters and Control Persons,
           Compliance with Section 16(a) of the Exchange Act                         24

Item 10.   Executive Compensation                                                    24

Item 11.   Security Ownership of Certain Beneficial Owners and Management and
           Related Stockholder Matters                                               24

Item 12.   Certain Relationships and Related Transactions                            24

Item 13.   Exhibits and Reports on Form 8-K                                          24

Item 14.   Controls and Procedures                                                   28

Item 15.   Principal Accountant Fees and Services                                    28

SIGNATURES

                           FORWARD LOOKING STATEMENTS

This document includes forward-looking statements based on current expectations. Actual results may differ materially. These forward-looking statements involve a number of risks and uncertainties about us, our business, our customers, and the economy and business environment in general. Risks and uncertainties about us include, for example, the following:

     - Although we expect to incur operating losses in the next fiscal year, these losses may continue beyond this expected time frame.

     - We may be unable to adapt to technological change quickly enough to grow or to retain our customer base.

     - We will continue to be dependent upon positioning systems and communication networks owned and controlled by others, and accordingly, their problems may adversely impact us.

     - We have made certain volume purchase commitments for satellite communication services that may exceed our customer demand requirements.

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

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

ABOUT XATA

We are a leading provider of onboard fleet management systems for the private fleet trucking market. Our products seamlessly combine global positioning, wireless communications and fleet management software to provide an enterprise fleet management system for many of North America's largest trucking fleets.

Our systems provide mobile two-way messaging and real-time vehicle location. Additionally, our products automate Department of Transportation (DOT) driver log requirements and state fuel tax reporting, as well as collect data for vehicle diagnostics, driver performance and mileage. Our proven solutions enable our customers to reduce fuel costs, increase operational efficiencies, improve safety and enhance customer service.

Our products are powerful, advanced, yet user-friendly computer systems used by manufacturing, distribution, hazardous chemical and other operators of trucking fleets. Our systems automatically collect data for drivers' electronic log records, fuel consumption, mileage and location. Our systems integrate data generated within the truck as well as data received via GPS (Global Positioning System) into either a Windows- or Web-based user interface, enabling fleet managers to measure fleet performance, resolve exception conditions, monitor ongoing operations and perform detailed analyses. XATA was the first to provide completely paperless electronic logs, exception-based management and learned standards for accurate fleet intelligence.

XATA was founded in 1985 to address the demand for onboard information systems for the private fleet trucking industry. Our product offerings consist of OpCenter(TM), our comprehensive Windows-based fleet management system, and XATANET(TM), our next-generation Web-based fleet management system.

Our systems have been installed in over 30,000 commercial trucks at over 1,000 customer locations. Our customers include Fortune 500 companies and other large organizations, including Allegiance Healthcare Corporation, Baxter Healthcare Corporation, Bi-Lo, LLC, The BOC Group plc, Coca-Cola Enterprises, Inc., CVS Pharmacy, Eby-Brown Company, The Kroger Co., McLane Company, Publix Super Markets, Inc., Penske Corporation, Ryder System Inc., Safeway, Inc., Supervalu, Inc., Toys "R" Us, Inc., Tree of Life, Inc., Unisource Worldwide, Inc., United Natural Foods, Inc., the United States Postal Service, Whirlpool Corporation and xpedx (a division of International Paper Company).

Over the past several years we have invested heavily in product development to bring our Web-based XATANET solution to market, as well as to develop additional software applications for monitoring and controlling trucks and fleet operations. Our first generation products, introduced in the early 1990's, included our revolutionary Driver Computer and Fleet Management System software. Valuable data was downloaded from Driver Computers to the Fleet Management System host software in batch mode via our patented Driver Key. In the late 1990's we integrated wireless communications enabling real-time data exchange with the mobile units and upgraded our host software to OpCenter, an advanced Windows-based platform. While our OpCenter system continues to be a leading solution for large private trucking fleets, we believe that there is significant growth potential for our next-generation Web-based XATANET 2.0 solution, which we began shipping in fiscal 2003.

Our products perform the following functions to enable fleet operators to control costs and maximize vehicle and driver performance:

         -  Mobile two-way messaging and real-time vehicle location.

         - Automation of DOT driver log requirements and state fuel tax reporting.

         -  Comprehensive vehicle and driver performance reporting.

         -  Efficient routing, trip optimization and stop activity scheduling.

         -  Diagnostic and accident data capture.

In early fiscal 2003, we announced our new XATANET 2.0 Web-based fleet management system utilizing the satellite communication network of ORBCOMM LLC, and began unit shipments in our second fiscal quarter of 2003. Our product development efforts are focused on continued development of XATANET, a modular Java-based suite of software applications that can be used with different types of computing hardware, communication networks and peripheral devices. This product line allows customers to buy only the XATANET application packages that best match their current needs, and offers them the flexibility to purchase additional XATANET applications as their needs evolve. When combined with our new XATA Application Module mobile computing and communication device, XATANET overcomes the major impediments typically associated with implementing onboard computer systems, including costly and time consuming hardware installation and extensive training of drivers and system operators. XATANET significantly reduces the time required for deployment of an initial vehicle system because we host the central management system over the Web, enabling our customers to avoid a complicated host system implementation. In addition, many of the XATANET applications do not require driver involvement, which eliminates driver training and improves data integrity.

We market our products to operators of trucking fleets primarily through our nationwide direct sales force. We offer continuing comprehensive service and technical support to our customers through our XATAServ maintenance and support program. We believe the level of service we provide to our customers is unique in the industry and a key competitive advantage in securing new customers and retaining existing accounts.

We believe that our new software and hardware products will enable us to significantly broaden our penetration of the commercial trucking market. Private fleets and for-hire carriers comprise the two major fleet categories within the commercial trucking industry. Private fleets (our current market focus) include manufacturers, wholesalers, merchants and other companies who transport their own goods using equipment they own or lease. For-hire carriers include less-than-truckload carriers and truckload carriers whose primary business is the trucking and transportation of freight that belongs to others. We have recently established distribution relationships with leading truck leasing companies to provide an important new sales channel for our new XATANET product and to penetrate the vast number of small and mid-size private fleets that our direct sales force cannot penetrate in a cost-effective manner.

In 2003 we secured two new distribution partners, Penske Truck Leasing Co., L.P. (a partnership of Penske Corporation and GE Capital) and NationaLease (National Truck Leasing System). Under our agreement with Penske, we expect Penske to integrate XATANET 2.0 into its full-service lease option and to make it available to a large portion of its substantial customer base. NationaLease will also offer XATANET to its large base of lease customers in a joint go-to-market strategy with us. As we continue to evolve the XATANET system, we anticipate that offering our product through major truck leasing companies and other new distribution channels will drive substantial additional sales.

In 2000 we formed a strategic alliance with John Deere Special Technologies Group, Inc. ("JDSTG"), a subsidiary of Deere & Company, to enable us to accelerate our product development initiatives and more effectively distribute our new products to both new and existing markets. As part of the relationship, Deere has provided debt financing and made two equity investments in XATA and now owns approximately 25% of our company.

In December 2003, Trident Capital invested approximately $4.2 million in our company by acquiring 1,612,903 shares of convertible preferred stock. On an as-converted basis, Trident now owns approximately 19% of our company (the details of this transaction is further disclosed in Part II, Item 5). Trident, a private equity firm with more than $1.2 billion under management, focuses on investments in the information services and enterprise software sectors. The additional capital will allow us to continue expanding our product development, distribution and marketing efforts while offering a strong endorsement of our plans for future growth.

We continue to emphasize product development focused on open, modular information solutions. We continue to migrate the applications originally developed for our OpCenter system to our new XATANET Web-based platform. Our product development initiatives generally adhere to the following principles:

     - develop Web-, Windows- and Java-based software applications to enable fleet-wide communications, enhance driver productivity and improve fleet management capabilities;

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

We believe this strategy will position our company for growth and will allow us to offer our customers modular hardware and multiple software applications that do not require significant installation time or employee training.

THE TRUCKING INDUSTRY

Commercial trucking fleets are characterized by considerable investment in equipment, high operating costs, significant annual mileage per vehicle and extensive federal and state compliance reporting requirements. Costs for equipment, fuel, drivers, insurance, maintenance, dispatchers, safety directors, clerical support and support equipment make the efficient operation of each vehicle an essential and complex part of fleet management. Accordingly, accurate and timely data collection and analysis enables managers of truck fleets to reduce operating costs. We believe there is, and will continue to be, significant demand in the trucking industry for onboard fleet management systems, principally because the use of this technology enables truck operators to reduce expenses, respond to competitive pressures and improve customer service.

We believe the following trends continue to impact the private fleet trucking industry and result in increasing competitive pressures and demand for mobile information technology:

         - New technologies: Historical barriers to purchase are diminishing with the affordability, simplicity and acceptance of new wireless communication and internet technologies.

         - Increased operating costs: As the public has become increasingly concerned about the safety of large trucks, legislators have proposed laws to regulate truck and driver safety. Industry leaders have proposed using electronic monitoring to ensure safe operation, in lieu of new legislation. In addition, fuel, insurance, driver salaries and other operating costs continue to increase. These trends encourage operators to utilize onboard information solutions to control costs and more effectively manage their fleets.

         - Safety and security concerns: Since the terrorist attacks of September 11, 2001, public authorities and fleet operators have become more acutely interested in technology solutions to increase the safety and security of their drivers and cargo. This is especially true for companies transporting hazardous loads.

         - Government regulations: Increasing government regulations have tightened DOT driver log requirements. We believe computer generated driver logs may eventually be mandated by federal or state governments.

         - E-commerce: As companies increasingly rely on just-in-time inventory management and seek to control and monitor inventories throughout their entire supply chain, they demand better service and increased capabilities from their trucking operators and vendors. In addition, as companies increasingly adopt Internet technologies to reduce communication costs, paperwork and processing times, trucking operators are adopting technology to comply with the operating processes and systems of their customers. This trend encourages integration of onboard computers with the host information systems of trucking companies.

In addition to management information needs, extensive operational data collection and reporting is mandated by federal and state agencies. For example, the Federal Highway Administration (FHWA) imposes strict work hour rules on drivers and requires maintenance of driver logs. Drivers of hazardous loads are subject to additional regulation and documentation requirements. Failure to maintain legally required driver logs may result in permanent license revocation, substantial fines and, in the case of an accident, potential liability for the trucking company and its management. Although insurance companies, truck operators, industry leaders, the National Transportation Safety Board, manufacturers and leasing companies are in agreement that mandated electronic logs improve the accuracy of record keeping, FHWA regulations do not yet require onboard electronic driver logs. We believe federal regulations may eventually mandate electronic driver logs.

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

TARGET MARKETS

There are approximately 7.4 million commercial trucks operating in the United States, of which 6 million are operated by private fleets and 1.4 million are operated by for-hire carriers. While most of our current customers fall into a portion of the private fleet category, we believe that our new software and hardware products enable us to enter other segments of the commercial trucking industry.

Private Fleets

Private fleets include the 6 million commercial trucks operated by manufacturers, wholesalers, merchants and other companies who transport their own goods using equipment they own or lease. Historically, the costs associated with purchasing an integrated hardware and software solution for onboard computing, including our OpCenter solution, required a minimum fleet size in order to recover the fixed costs of a host system implementation. As a result, we target our OpCenter solution to private fleets that operate over 30 heavy-duty trucks in select vertical markets. We believe our historic target market segment has comprised approximately 300,000 vehicles. We believe our introduction of XATANET will allow us to significantly expand our addressable market to a much larger portion of the private fleet sector, including smaller fleets and additional vertical markets. Specifically, smaller fleets are able to purchase individual XATANET software application packages that target their specific information needs and will use our Internet based host system to collect, process, and present their data. We believe these smaller fleets represent a significant new market opportunity. We view the total 6 million commercial trucks in this segment as our target market going forward, with particular emphasis on fleets operating the approximately 3.5 million heavy duty trucks.

For-Hire Carriers

For-hire carriers include less-than-truckload (LTL) carriers and truckload carriers whose primary business is the trucking and transportation of freight that belongs to others. There are approximately 1.4 million commercial trucks in the for-hire carrier market segment.

Other Markets

We believe our new XATANET system can be introduced successfully into other markets because of its open system architecture. For example, we believe that with modest modifications our XATANET applications could be marketed successfully in the agricultural market, the off-road construction market, the rail and container market, the transit market, and many opportunities internationally.

DISTRIBUTION CHANNELS

Direct Sales

Our direct sales force sells our onboard fleet management systems to the private fleet truck operators and logistics providers. The efforts of our direct sales force are supported by our systems engineering staff, which has a strong working knowledge of the hardware and software configurations required by fleet operations, and by our technical support representatives, who have experience integrating our systems into fleets.

We currently focus our sales and marketing efforts on transportation and logistics companies operating fleets of 30 or more vehicles within vertical markets that have experienced significant benefits from our systems. These vertical markets include food distribution, petroleum production and marketing, manufacturing and processing, retail/wholesale delivery, and the United States Postal Service.

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

We have found the average sales cycle for our OpCenter solutions to be six to twelve months. Our early sales cycle experience with our newer XATANET system has been approximately two to six months, due to its simpler Web-based architecture and our focus towards smaller fleet centers. Customers often compare multiple competing systems by conducting in-vehicle product evaluations before making a purchase commitment. Customers typically view a system purchase as a five-year technology commitment.

Truck Leasing Companies

We have recently established distribution relationships with two leading truck leasing companies to provide an important new sales channel for our new XATANET product to more easily penetrate the small and mid-size private fleets that our direct sales force cannot address in a cost-effective manner. Under our agreement with Penske, we expect Penske to integrate XATANET 2.0 into its full-service lease option and to make it available to a large portion of its substantial customer base. NationaLease will also offer XATANET to its large base of lease customers in a joint go-to-market strategy with us. As we continue to evolve the XATANET system, we anticipate that offering our product through major truck leasing companies and other new distribution channels will drive substantial additional sales.

COMPETITION

Our traditional competition for our OpCenter system has included onboard system providers such as Cadec Corporation, Traxis, Inc. and Tripmaster Corporation. These companies provide hardware and software that connect to the truck and operate in the dispatch office in a client-server architecture. All of the onboard systems monitor fleet productivity in terms of miles, speed, fuel economy, idle time, time at stop and engine performance, and can automate processes within the fleet operation such as driver logs, fuel tax reports and payroll. These companies have expanded their offerings over the years to allow the addition of GPS and wide area wireless communications, but at a typical cost of $3,000 to $5,000 per truck. Although these communication capabilities have long been desired for providing better customer service, the high initial price of these systems significantly limits their market potential. These companies have taken the approach of partnering with terrestrial wireless communication providers, all of which offer competitive pricing but with coverage generally restricted to urban areas. Satellite communication capabilities have also been offered to improve coverage, but the costs have been prohibitive for much of the market because the satellite networks utilized required complex, expensive equipment and high airtime charges. Implementation costs, such as driver training and office training, have also been an obstacle. Due to these issues, significant penetration into the private fleet market by these products has been limited to what we estimate to be approximately $50 million annually over the past five years.

Over the past few years, communication providers, who traditionally targeted the over-the-road, for-hire segment of the trucking industry, have begun to target the largely untapped private fleet segment due to its size. They have focused on adding fleet management applications to their communication capabilities. Fleet managers require such applications to reduce operating costs, eliminate paperwork, streamline information flow, monitor driver productivity, and monitor vehicle performance for maintenance and fuel consumption efficiency. To address these needs, the communication providers have started to offer software applications to automate driver logs, fuel tax reporting, and other fleet management tasks, but they typically lack the deep industry knowledge to offer a comprehensive package for the trucking industry. Companies that have entered this market include Aether Systems, Inc., Qualcomm, Wireless Matrix Corporation, Highway Master (now part of Aether) and PeopleNet Communications Corporation. While these companies can and do offer satellite and terrestrial communications capabilities, their terrestrial options have limited coverage and their satellite solutions are relatively expensive.

Relatively new entrants into the market include companies that provide low-cost, low-end solutions with GPS capabilities for vehicle positioning and analog communications for two way messaging. These players include At Road, Inc., FleetBoss Global Positioning Solutions Inc., AirIQ, Inc. and Teletrac, Inc. They all have systems that we believe provide limited functionality and limited scalability. Their success has come mainly from route delivery operations and smaller class vehicles in high-coverage urban areas. Although they are in the process of adding additional applications to their systems, they typically do not have the industry experience or advanced technology on which to run those applications. We believe that they will require more expensive hardware solutions and improved wireless communication options to be successful in the larger-class private fleet market.

XATANET's advantages include a complete fleet management offering, availability over the Web, low-cost satellite communications and true scalability. Scalability allows customers the flexibility to purchase a low-cost system that requires no driver training, can automate many of the manual processes within a fleet, and can provide the needed metrics for improving fleet productivity. As the needs of the customer expand, applications, handheld devices and driver displays can be added to enhance the system's functionality. Traditionally, fleets have been forced to buy a complete package. XATANET has an advantage due to its scalable, Web-based architecture, satellite coverage and competitive pricing.

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

OUR PRODUCTS AND SERVICES

XATANET Fleet Management System

Our newest product line, XATANET, is the evolution of our most successful software applications to a Java and Internet based architecture. XATANET allows our customers to install only the specific application packages initially desired and to scale their system configurations to their specific needs. Also, XATANET dramatically reduces training time and expense because the system allows information from certain applications to be automatically sent to the host system without driver involvement.

The XATANET system consists of the following components:

         - XATANET Mobile - An onboard operating system that manages the vehicle data network interface, GPS, wireless communication, application management, driver interfaces and other peripheral devices. It supports, via a Java virtual machine, any mix of Java-based independent software applications. This system operates on our XATA Application Module mobile computing and communication device.

         - XATANET Gateway - A PC-based system that is located at fleet specified sites to exchange data with drivers and vehicles that choose to utilize yard-based 802.11b wireless communication capability. The XATANET Gateway connects to yard antennas to exchange data with drivers or vehicles. The gateway is also connected to the Internet which allows data exchange with the XATANET Server and directly with authorized system users. This system component is not required if the enterprise chooses to use wide area wireless communication networks for data exchange.

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

A typical XATANET customer purchases a XATA Application Module with micro display for each vehicle, and enters into a service agreement with XATA providing access to the Web-based XATANET Server hosted by XATA as well online and telephone support for use of XATANET.

OpCenter(TM) Fleet Management System

Our OpCenter system enables managers to achieve measurable fleet performance and productivity improvements by integrating onboard technology into the fleet management process. The OpCenter system consists of a Driver Computer, Driver Key, Data Station and our OpCenter Fleet Management Software hosted and managed by the customer.

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

Our OpCenter Fleet Management Software operates in a multi-user, Windows NT environment and is capable of managing multiple fleets over a wide area network and optionally incorporates the ORBCOMM satellite, Cingular Mobitex or 802.11b spread spectrum wireless communications. The software collects, validates and processes data recorded by a fleet's network of Driver Computers and Data Stations. OpCenter provides a decision support system for the entire distribution team. This system reduces operating costs, improves safety, streamlines compliance reporting and automates data collection for other systems. By integrating all fleet operations under one Windows NT-based desktop workstation, our suite of intelligent applications help users efficiently measure fleet performance, resolve exception conditions, monitor ongoing operations and perform detailed analysis. Using OpCenter on a desktop workstation, the operations manager can access the information stored on the fleet's Driver Computers and Data Stations, which store the information in SQL databases.

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

XATA Application Module

The XATA Application Module is our latest generation mobile computing and communication platform for both our OpCenter and XATANET systems. It incorporates a powerful, rugged microprocessor with a twelve channel GPS receiver to process data and record vehicle location and is housed in a UV resistant plastic dome and a rugged aluminum base. The module's optional communication features can transfer data wirelessly via 802.11b spread spectrum or through either the ORBCOMM satellite or CINGULAR Mobitex communication networks. It can be mounted on a mirror strut, faring strut, or any other location that has a clear GPS signal path. The self-locking sealed cable connector requires no screws or bolts and seals the module and cable from outside elements.

When coupled with a Driver Computer and our OpCenter system, the XATA Application Module and Driver Computer form a client/server system which can execute multiple onboard applications in a multi-tasking real-time environment while providing extensive connectivity to vehicle networks, peripheral devices and other servers. In this configuration, the XATA Application Module enables processing and memory resources for more advanced applications, connectivity to multiple peripheral devices, GPS positioning, optional wireless communications, increased systems integration in the vehicle, and an architecture that is modular, scalable and expandable.

XATAServ

XATAServ is our comprehensive customer service and technical support program, offering a wide range of support options designed to provide customer-focused solutions for operation of any of our mobile information solutions. Our customer service mission is to develop, communicate and deliver a comprehensive goal attainment and support program that ensures our customers' success with our applications by providing the tools, training and knowledge necessary to identify and maximize their return on investment. XATAServ is typically purchased at the time of the initial order and provides assistance in all areas, beginning with rollout and including training and support of ongoing operations. Our XATAServ program is in addition to the limited hardware warranty included in the base price of the system. We also offer management-level consulting services to provide our customers with information and advice on how to improve their usage of our products. These advanced training services are different from the basic training and support service for front-line staff. Our consultants advise the customers' management on use of the advanced capabilities of our systems to reduce operating costs and increase savings. They help answer critical questions about interpreting data and detecting trends that require more extensive experience and expertise than technical support.

ALLIANCES

ORBCOMM

In October 2002, we entered into a Value Added Reseller relationship with ORBCOMM LLC, the leading provider of low earth orbit (LEO) satellite service. The initial contract term is for three years and is extendable at XATA's option for an additional three years. In exchange for certain volume commitments, the agreement has provided XATA exclusivity versus key competitors as well as favorable pricing. XATA believes that ORBCOMM's LEO service provides the same full-coverage service with greater data throughput than the leading geo-synchronous earth orbit (GEO) satellite service at a much lower up-front cost. The agreed upon subscription pricing is cost competitive with inferior terrestrial wireless service, which typically has sporadic coverage concentrated in high population regions.

Penske Truck Leasing

In April 2003, we entered into an agreement with Penske Truck Leasing Co., L.P. (a partnership of Penske Corporation and GE Capital) under which we provide Penske a private labeled version of our XATANET web-based fleet management system, wireless communication services, managed hosting services and technical support. Penske is integrating the private labeled XATANET system as an option to its full-service truck lease package and plans to make it available to a large portion of its customer base beginning in 2004. In total, Penske Truck Leasing has approximately 200,000 vehicles under management.

NationaLease

In March 2003, we entered into a relationship with NationaLease Purchasing Corporation, an affiliate of National Truck Leasing System, whereby NationaLease will offer XATANET to its truck leasing customers in a joint go-to-market strategy with us. NationaLease is a consortium of approximately 120 independent truck leasing companies with a total fleet of 65,000 vehicles.

MAJOR CUSTOMERS

Sales to The Kroger Company accounted for approximately 17% of fiscal 2003 revenue. McLane Company accounted for 26% of fiscal 2002 revenue. No other customer accounted for 10% or more of revenue in either of these fiscal years.

MANUFACTURING, PRODUCTION, AND QUALITY CONTROL

We subcontract the manufacture and assembly of our hardware products pursuant to our detailed specifications and quality requirements. One of our primary subcontract manufacturing vendors is Phoenix International Corporation, a subsidiary of Deere & Company. John Deere Special Technologies Group, Inc., our largest shareholder, is also a subsidiary of Deere & Company. All such suppliers have entered into confidentiality agreements with respect to our proprietary technology. We believe our current suppliers can provide production volumes to meet our anticipated increases in product demand and are not aware of any difficulty experienced by our suppliers in obtaining raw materials for manufacture. We believe that we would be able to access alternative sources of supply without severe difficulty or disruption in our business if any of our suppliers failed in their commitments to us.

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

RESEARCH AND DEVELOPMENT

Our market position is based on our strong research and development capability and our market technology leadership. We believe product development must continue in order to maintain this market position, integrate industry requirements, respond to market opportunities and keep abreast of technological change, which we expect to continue at a rapid pace. Along with customer-driven requirements, much of the impetus to adopt new technologies comes from logistics providers, suppliers, shippers, government, and other non-industry influences that encourage the use of reliable, low-cost technologies to increase overall industry efficiency. These new technologies include GPS and advanced mobile communications (cellular, satellite, wireless and paging). Research and development expense was approximately $1.88 million in fiscal 2003 and $2.16 million for fiscal 2002. No software development costs were capitalized in either fiscal 2003 or fiscal 2002.

EMPLOYEES

As of September 30, 2003, our staff included 59 employees and 5 independent contractors whose primary assignments are approximately as follows: 21 in product design, development and testing; 12 in sales and marketing; 18 in customer support; 10 in administrative, finance and IS; and 3 in purchasing and warehousing.

EXECUTIVE OFFICERS

Craig S. Fawcett, President & Chief Executive Officer, Director

Mr. Fawcett, age 37, has been President and Chief Executive Officer since joining XATA in February 2002. He is a graduate of Harvard Business School with an MBA and has a Bachelor of Science degree in Engineering from Ohio State University. Before joining XATA, Mr. Fawcett was Vice President of the Global Agriculture Division of Deere & Company where he held numerous leadership positions involving mergers and acquisitions, operations, special technologies, business development, and served on several boards of Deere-owned technology companies. Prior to that, he was a strategic management consultant for Arthur Andersen (now Accenture), where he led a series of international technology project engagements for Global-1000 clients.

John G. Lewis, Chief Financial Officer, Secretary

Mr. Lewis, age 38, joined XATA in January 2001 as Chief Financial Officer. Before joining XATA, Mr. Lewis was Chief Financial Officer of St. Paul-based PrimeYield Systems, Inc., a manufacturer of high-performance semiconductor test devices, where he managed the sale of the company to a strategic buyer and directed the post-sale integration process. Prior to that, Mr. Lewis was President of a Minneapolis-based manufacturing company, which he merged into a larger competitor and managed the post-merger integration. Mr. Lewis began his career with Price Waterhouse as a Senior Consultant in the Strategy Implementation Group in Newport Beach, Ca. He is the Managing Member of Legend Holdings, LLC, a real estate holding company, and a member of the Twin Cities Chapter of Financial Executives International. Mr. Lewis has an MBA from the J.
L. Kellogg Graduate School of Management at Northwestern University and a Bachelor of Science degree in Engineering from Northwestern University.

Thomas N. Flies, Vice President - Business Development

Mr. Flies, age 34, leads our business development group with focus on introducing our new XATANET system to truck leasing companies and truck manufacturers, and also serves as Product Manager for XATANET. Mr. Flies joined XATA in 1990 and has served in various roles in product development, sales, marketing and operations. He holds degrees in business and computer science from the University of St. Thomas. Mr. Flies is the son of William P. Flies, founder of XATA and currently a director on our board.

J. Perry McGahan, Vice President - Product Development

Mr. McGahan, age 45, joined XATA in 2001 as Vice President - Software Engineering, and was promoted to Vice President - Product Development in 2003. Prior to XATA, Mr. McGahan was a project manager and software architect for the Global Vehicle Communication (GVC) group in Deere & Company where he managed several wireless communication and Web-based data management software projects. As a former Maryland-based consultant with RWD Technologies and AmDyne Corporation, Mr. McGahan was technical lead for Deere's Wireless Link Communication Server project (WLCS), and a senior engineer for Deere's Application Information Management System (AIMS) and AmDyne's Gecko unmanned ground vehicle project. Mr. McGahan is a graduate of the University of Maryland with a Bachelor of Science degree in Computer Science.

INVESTMENT CONSIDERATIONS

WE DO NOT HAVE A LONG OR STABLE HISTORY OF PROFITABLE OPERATIONS. From inception in 1985 through fiscal year 1994, we focused our efforts primarily on product development. During this time we had limited product marketing and distribution and incurred a cumulative loss of $5.81 million. We had operating profits in fiscal years 1995 and 1996. However, we experienced a combined net loss of $6.67 million in our fiscal years 1997 and 1998. These losses resulted in large part from the re-valuation and expensing of certain software acquired in 1996 business acquisitions. We generated net profits of $493,000 and $520,000 for fiscal years 1999 and 2000 respectively. In our 2001 and 2002 fiscal years, we incurred net losses of $2.21 million and $4.15 million respectively due to increased product development, operating and amortization expenses. In the fiscal year ended September 30, 2003 we incurred a net loss of $3.78 million due to lower net sales and continued high product development and amortization expenses. We cannot with any certainty predict if our operations will be profitable or generate positive cash flow in the future.

WE ARE DEPENDENT ON KEY CUSTOMERS. We sell large orders to individual fleets and may be dependent upon a few major customers each year whose volume of purchases is significantly greater than that of other customers. During the fiscal year ended September 30, 2003, ten customers, together, accounted for approximately 54% of net sales. Although we have experienced growth in our customer base, we are still dependent on continued purchases by present customers who continue to equip and upgrade their fleets. Loss of any significant current customers or an inability to further expand our customer base would adversely affect us.

OUR SALES CYCLE IS LONG. The period required to complete a sale of our systems has historically been up to a year or longer. The length of the sales cycle may result in quarter-to-quarter fluctuations in revenue. Our systems are technically complex, which means the customer has to make an advance budget decision. The availability of new and other technologies also complicates and delays buying decisions.

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

WE HAVE A LIMITED NUMBER OF PRODUCTS AND THOSE PRODUCTS ARE CONCENTRATED IN ONE INDUSTRY. Although our systems have potential applications in a number of industries, to date we have targeted only the private fleet trucking segment of the transportation industry. If this market segment experiences a downturn that decreases our sales, the development of new applications and markets could take several months or longer, and could require substantial funding. In addition, our future success is dependent in part on developing and marketing new software applications. We cannot assure that new applications can be successfully developed or marketed in a timely manner.

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

JDSTG AND TRIDENT CAPITAL, WHO ARE REPRESENTED ON OUR BOARD OF DIRECTORS, AND THE COMPANY'S FOUNDER, WHO IS ALSO A DIRECTOR, INDIVIDUALLY AND TOGETHER OWN ENOUGH STOCK TO EXERT SIGNIFICANT INFLUENCE OVER XATA. As of December 15, 2003, JDSTG, Trident Capital and William P. Flies, our founder, owned approximately 25%, 19% and 11%, respectively, of our Common Stock on an as-converted basis, and Trident has the ability to increase its ownership significantly through exercising warrants. In addition, JDSTG is entitled to name up to three representatives to our Board of Directors and Trident is entitled to name up to two representatives. Trident is entitled to vote its Preferred Stock as if converted to Common Stock and to vote as a separate class (to the exclusion of the holders of Common Stock) on the election of its two director nominees. Both JDSTG and Trident benefit from certain restrictive covenants of XATA in connection with their equity investments in the Company. The combination of stock ownership and Board of Director representation enables these persons, individually and together, to a greater degree, to exercise significant influence over the Company. Mr. Flies and JDSTG have granted a right of first refusal on the sale of their shares to Trident.

WE ARE DEPENDENT ON KEY PERSONNEL. Our staff is small and our future success depends to a significant extent on the efforts of key management, technical and sales personnel. The loss of one of our key employees could adversely affect our ability to provide leading edge technology to the transportation industry.

WE MAY NEED ADDITIONAL CAPITAL. Although we believe cash flow from operations, the recent investment by Trident Capital and our $2 million line of credit will be sufficient to meet capital requirements for the foreseeable future, our cash needs may vary significantly from predictions. For example, if we do not generate anticipated cash flow, or if we grow at a rate faster than we anticipate, our predictions regarding cash needs may prove inaccurate and we may require additional financing. Our inability to obtain needed financing could have a material adverse effect on operating results. We cannot assure that we will be able to secure additional financing when needed or that financing, if obtained, will be on terms favorable or acceptable to us. Moreover, future financing may result in dilution to holders of our common stock.

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

WE MAY ISSUE ADDITIONAL STOCK WITHOUT SHAREHOLDER CONSENT. We have authorized 25,000,000 shares of common stock, of which 6,977,381 shares were issued and outstanding as of December 15, 2003. The Board of Directors has authority, without action or vote of the shareholders, to issue all or part of the authorized but unissued shares. Additional shares may be issued in connection with future financing, acquisitions, employee stock plans, or otherwise. Any such issuance will dilute the percentage ownership of existing shareholders. We are also currently authorized to issue up to 5,000,000 shares of preferred stock, of which 1,612,903 shares were issued and outstanding as of December 15, 2003. The Board of Directors can issue additional preferred stock in one or more series and fix the terms of such stock without shareholder approval. Preferred stock may include the right to vote as a series on particular matters, preferences as to dividends and liquidation, conversion and redemption rights and sinking fund provisions. The issuance of preferred stock could adversely affect the rights of the holders of common stock and reduce the value of the common stock. In addition, specific rights granted to holders of preferred stock could be used to restrict our ability to merge with or sell our assets to a third party.

OUR DIRECTORS' LIABILITY IS LIMITED UNDER MINNESOTA LAW AND UNDER CERTAIN AGREEMENTS. Our Articles of Incorporation, as amended and restated, state that our directors are not liable for monetary damages for breach of fiduciary duty, except for a breach of the duty of loyalty, for acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, for dividend payments or stock repurchases illegal under Minnesota law or for any transaction in which the director derived an improper personal benefit. In addition, our bylaws provide that we shall indemnify our officers and directors to the fullest extent permitted by Minnesota law for all expenses incurred in the settlement of any actions against them in connection with their service as officers or directors of the Company. In addition, we have entered into indemnification agreements with the Trident investors and its representatives who serve as directors on our Board which may supplement the indemnification provisions available to them under Minnesota law.

ANTI-TAKEOVER PROVISIONS. Minnesota law provides Minnesota corporations with anti-takeover protections. These protective provisions could delay or prevent a change in control of our company by requiring shareholder approval of significant acquisitions of our voting stock. These provisions operate even when many shareholders may think a takeover would be in their best interests.

ITEM 2. DESCRIPTION OF PROPERTY

On April 4, 1997, we leased 20,588 square feet of office and warehouse space at 151 East Cliff Road in Burnsville, Minnesota. We signed a seven year, non-cancelable operating lease for this space, with initial rental payments of $12,010 per month, plus a pro rata share of the building operating expenses commencing June 1, 1997. The base rent increased to $14,810 on February 1, 1999, in part due to occupancy of an additional 4,800 square feet of warehouse space adjacent to the originally occupied space. Base rent increased to $16,291 on June 1, 2002. In May, 2003 we extended this lease through November 2006. Effective with this extension, our leased space was reduced to the 20,588 square feet that we initially occupied, and our base rent was reduced to $12,541 per month. We believe our current space is adequate for our needs for the foreseeable future.

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

The following table sets forth the quarterly high and low sales prices as reported by the NASDAQ SmallCap Market for fiscal years 2002 and 2003.

                                        SALE PRICE
                                        ----------
FISCAL YEAR 2002                      LOW        HIGH
                                      ---        ----
First Quarter                       $ 3.000     $ 5.200
Second Quarter                        3.900       5.200
Third Quarter                         3.500       5.200
Fourth Quarter                        3.250       4.500

                                        SALE PRICE
                                        ----------
FISCAL YEAR 2003                      LOW        HIGH
                                      ---        ----
First Quarter                       $ 2.920     $ 4.110
Second Quarter                        2.680       3.540
Third Quarter                         3.010       4.250
Fourth Quarter                        2.200       3.340

Our common stock is held by approximately 90 registered holders of record. Registered ownership includes nominees who may hold securities on behalf of multiple beneficial owners. We estimate the number of beneficial owners of our common stock to be approximately 1,500.

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

On December 6, 2003, we issued 1,612,903 shares of Series B Preferred Stock which pays an annual cumulative dividend of 4% of the original issue price (payable in additional shares of Preferred Stock rather than cash, at the option of the holders). The Series B Preferred Stock provides that we cannot pay dividends to the holders of any other capital stock unless and until we have paid dividends accrued on the Series B Preferred Stock.

RECENT SALE OF UNREGISTERED SECURITIES

On December 6, 2003, we entered into a Common Stock Warrant and Series B Preferred Stock Purchase Agreement (the "Stock Purchase Agreement") with the following entities associated with Trident Capital, Inc. (collectively "Trident"):

     -   Trident Capital Fund-V, L.P.

     -   Trident Capital Fund-V Affiliates Fund, L.P.

     -   Trident Capital Fund-V Affiliates Fund (Q), L.P.

     -   Trident Capital Fund-V Principals Fund, L.P.

     -   Trident Capital Fund-V, C.V.

Under the Stock Purchase Agreement, Trident purchased 1,612,903 shares of Series B Preferred Stock for $4,096,774, or $2.54 per share. Each share of the Preferred Stock is convertible into one share of our Common Stock. The price per share of Preferred Stock and the conversion price for the Common Stock is equal to the "market value" of the Common Stock (as defined in the rules of the Nasdaq Stock Market) on the date of execution of the definitive agreements. The Preferred Stock pays an annual cumulative dividend of 4% of the original issue price (payable in additional shares of Preferred Stock rather than cash, at the option of the holders) and has a non-participating preferred liquidation right equal to the original issue price, plus accrued unpaid dividends.

The Preferred Stock is redeemable at the option of Trident at 100% of the original purchase price plus accrued and unpaid dividends at any time after five years from the date of issuance, or at any time if there is a significant adverse judgment against us, we default on our debts or file for bankruptcy, or in the event of a change of control. We may redeem the Preferred Stock at our option after five years from the date of issuance if the market price of our Common Stock is greater than three times the conversion price on each of the sixty consecutive days prior to the redemption date.

Additionally, we issued Trident 5-year warrants to purchase 451,226 shares of its Common Stock at an exercise price of $3.17 per share. The aggregate purchase price of the warrants was $56,403. The warrants permit "cashless exercise."

Under the Stock Purchase Agreement, we must file a Registration Statement on Form S-3 no later than February 4, 2004 to register the resale, from time to time, of the Common Stock to be issued pursuant to conversion of the Preferred Stock and exercise of the warrants, and a reasonable estimate of any Common Stock to be issued as dividends on the Preferred Stock.

Cherry Tree Securities, LLC acted as placement agent in consideration of a $320,000 cash fee and 7-year warrants for purchase of an aggregate of 163,265 shares of common stock (130,612 shares at $2.54 per share and 32,653 shares at $3.17 per share). These warrants permit "cashless exercise" and provide the holders with piggyback registration rights.

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

On December 10, 2003, three directors of the company exercised warrants for the purchase of an aggregate of 20,139 shares of Common Stock. These warrants were issued in December 1998 for service as directors.

All such securities have been issued in reliance upon the exemption from registration under Section 4(2) and/or Section 4(6) of the Securities Act of 1933. A Form D was filed with respect to the Trident investment.

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

Revenue recognition. We derive our revenue from sales of hardware, software and related services, and from application service contracts. We recognize revenue for hardware and software revenue, in accordance with Statement of Position 97-2 and Securities and Exchange Commission Staff Accounting Bulletin 101, when (i) persuasive evidence of an arrangement exists (for example a signed agreement or purchase order), (ii) delivery has occurred, as evidenced by shipping documents and customer acceptance, (iii) the fee is fixed or determinable and payable within twelve months, and (iv) collectibility is probable and supported by credit checks or past payment history. Pursuant to certain contractual arrangements, we recognize revenue for completed systems held at our warehouse pending the receipt of delivery instructions from the customer. We defer recognition of revenue on products sold in conjunction with application service contracts, as discussed below.

Many of our customers purchase software maintenance agreements annually. Customers may also purchase extended warranty and service support contracts. Revenue from maintenance agreements, extended warranty and service support contracts are deferred and recognized ratably over the contract period. When invoiced in advance, fees for professional services are recognized as they are performed.

Application service revenue, which is composed of monthly fees, is recognized ratably over the minimum service contract period, which commences upon the activation of the mobile application module. When system products are sold in conjunction with an application service contract, we defer the product revenue and associated production costs, and recognize both ratably over the minimum service contract term (generally one to five years) rather than upon shipment of the product. Our application service revenue relates to sales of our XATANET fleet management system, a new product with which we have limited market experience. Once we gain additional experience with this product, it is possible that we may conclude it to be appropriate to recognize product revenue and associated product costs over a term that is longer than the minimum service contract term. Because we expect the proportion of sales treated under this policy, including sales of XATANET, to increase relative to sales of other products, we expect deferred revenue to increase over time. This will have the effect of delaying revenue recognition of XATANET system sales to future periods, and thus will lower the amount of revenue recognized in earlier periods.

Capitalized software development costs. We capitalize software development costs incurred after establishing technological feasibility. These costs are later amortized to cost of goods sold beginning when the product is first released for sale to the general public. Amortization is at the greater of the amount computed using the ratio of current gross revenues for the product to the total of current and anticipated future gross revenues or the straight-line method over the estimated economic life of the product. Capitalization of software development costs has the effect of reducing operating costs and increasing reported profitability in the period in which such costs occur. Amortization of these costs increases cost of goods sold in the periods over which such amortization takes place, thus decreasing reported profitability in those periods. We are currently amortizing previously capitalized software development costs, which increased our reported net loss in the current period.

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

RESULTS OF OPERATIONS FOR THE YEARS ENDING SEPTEMBER 30, 2003 AND 2002

Net Sales. Our net sales decreased 13.9% to $11.35 million in fiscal 2003 compared to $13.18 million in fiscal 2002. Revenue from system sales fell to $9.67 million in 2003 from $11.75 million in 2002, a decrease of 17.7%. Service and other revenue increased slightly to $1.68 million in 2003 from $1.43 million in 2002. We attribute the decline in revenue in fiscal 2003 to the depressed demand for technology products resulting from difficult economic conditions. This primarily impacted us in the second quarter of fiscal 2003.

Cost of Goods Sold. Total cost of goods sold was $8.53 million, or 75% of net sales, in fiscal 2003 compared to $9.31 million, or 71% of net sales, in fiscal 2002. Cost of goods sold is impacted by product sales mix, order discounts and other variable and fixed expenses. Amortization of capitalized software development costs, a fixed, non-cash expense component of cost of goods sold, decreased to $1.42 million in 2003 from $1.86 million in 2002, as the capitalized development costs for certain products became fully amortized. Cost of goods sold also included a one-time, non-cash impairment charge of $49,000 to write off the net balance of capitalized software development costs related to a product line for which revenue is not expected to be realized in the foreseeable future.

Operating Expenses. Operating expenses include research and development expenses, as well as selling, general and administrative expenses. Total operating expenses were $6.54 million, or 58% of net sales, in fiscal 2003 compared to $7.39 million, or 56% of net sales, in fiscal 2002. The reduced operating expense was due to decreases in both research and development expenses as well as selling, general and administrative expenses.

Research and development expenses were $1.88 million in fiscal 2003 compared to $2.16 million in fiscal 2002. Software development costs are capitalized after the establishment of technological feasibility of new products and later amortized to cost of goods sold based on the anticipated useful life of the product. The useful life of each product is determined based upon its anticipated future net revenues. In fiscal 2003 and 2002, no software development costs were capitalized because the expenditures were on products that had not fully attained technological feasibility. We anticipate that total expenditures for research and development in fiscal 2004 will exceed the fiscal 2003 research and development expenditures.

Selling, general and administrative expenses were $4.67 million in fiscal 2003 compared to $5.23 million in fiscal 2002, a decrease of approximately $560,000. This decrease was primarily due to lower selling expenses and a reduction in overall salary expense. As a percentage of net sales, these expenses increased to 41% in fiscal 2003 from 40% in fiscal 2002 due to our decrease in net sales.

Non-operating Income (Expense). Interest income totaled $7,000 in fiscal 2003 compared to $37,000 for fiscal 2002. The decrease in interest income in the current year was due to a reduced cash balance and lower investment interest rates. Interest expense was $78,000 in fiscal 2003 compared to $69,000 in fiscal 2002. The higher interest expense in fiscal 2003 was the result of slightly higher bank credit line borrowings during the year.

Income Taxes. No income tax benefit or expense was recorded in fiscal 2003. Income tax expense of $600,000 was recorded in fiscal 2002 in connection with the increase of the valuation allowance of the deferred tax assets. Because we have had continued operating losses and do not have objectively verifiable positive evidence of future taxable income as prescribed by Financial Accounting Standards Board (FASB) Statement No. 109, we concluded that the increase in the allowance was appropriate. Realization of deferred tax assets is dependent on future taxable income during the periods when deductible temporary differences and carryforwards are expected to be available to reduce taxable income. The amount of the net deferred tax asset considered realizable could be increased in the future if we return to profitability and actual future taxable income is higher than currently estimated. At September 30, 2003, we had federal net operating loss carryforwards of approximately $16.10 million. See Note 5 to the financial statements.

Net Loss. We incurred a net loss in fiscal 2003 of $3.78 million compared to a net loss of $4.15 million in fiscal 2002. The decrease in net loss was due to reduced research and development expenditures, lower selling, general and administrative expenses, and no additional valuation allowance on deferred tax assets, offset by decreased net sales and a higher percentage cost of sales.

Due to the planned high level of research and development expense, non-cash amortization expense and expenses associated with the launch of new products, we expect to report a net loss for fiscal 2004.

LIQUIDITY AND CAPITAL RESOURCES

Working capital at the end of fiscal 2003 totaled $768,000 compared to working capital of $2.94 million at the end of fiscal 2002. The $2.17 million decrease in working capital was due to the fiscal 2003 net loss, reduction in long-term debt and equipment purchases, partially offset by non-cash amortization and depreciation.

Net cash used in operating activities during fiscal 2003 was $950,000, resulting primarily from the $3.78 million net loss for the fiscal year, an increase in accounts receivable of $494,000 and increased prepaid expenses and deferred product costs of $317,000. These uses of cash were partially offset by amortization and depreciation expense totaling $1.67 million, a decrease in inventory of $251,000, an increase in accounts payables of $540,000, and a $1.16 million increase in accrued expenses and deferred revenue. We reduced our allowance for doubtful accounts in both fiscal 2003 and fiscal 2002 because of improved management of customer collections and decreased occurrence of bad debts. We anticipate that future growth of our business will result in increases in accounts receivable, accounts payable, inventories and deferred revenue.

Net cash used in investing activities of $97,000 in fiscal 2003 resulted from fixed asset expenditures primarily for tooling to be used for the production of our new XATA Application Module.

Net cash provided in financing activities of $596,000 during fiscal 2003 included net credit line advances of $792,000 and stock option exercises totaling $19,000, offset by $215,000 in principal repayment of long-term debt.

We believe financing recently provided by Trident Capital, our line of credit and vendor terms will be adequate to fund our operating needs for the foreseeable future. However, any significant new product development in the near term may require additional external funding. Moreover, it is possible that our cash needs may vary significantly from our predictions due to failure to generate anticipated cash flow or other reasons. No assurance can be given that our predictions regarding our cash needs will prove accurate, that we will not require additional financing, that we will be able to secure any required additional financing when needed or at all, or that such financing, if obtained, will be on terms favorable or acceptable to us. See also Note 10 in the Notes to Financial Statements.

SUBSEQUENT EVENTS

On December 23, 2003, we renewed our $2 million line of credit with a commercial lender. The line of credit is subject to borrowing eligibility based on eligible accounts receivable and is collateralized by substantially all the assets of the Company. Under the agreement, all amounts owed under the line of credit must be repaid to the lender not later than the December 23, 2004 final due date. However, such final due date may be automatically extended for successive 30 day periods unless the agreement is otherwise terminated by us or the lender. See
Note 10 in Notes to Financial Statements.

On December 6, 2003, we entered into a Common Stock Warrant and Series B Preferred Stock Purchase Agreement with various entities associated with Trident Capital, Inc. See Note 10 in Notes to Financial Statements.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Accounting for Certain Financial Instruments

In May 2003, the Financial Accounting Standards Board (FASB) issued SFAS 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. The changes in this statement will result in a more complete depiction of an entity's liabilities and equity and will, thereby, assist investors and creditors in assessing the amount, timing, and likelihood of potential future cash outflows and equity share issuances. Reliability of accounting information will be improved by providing a portrayal of an entity's capital structure that is unbiased, verifiable, and more representationally faithful than information reported prior to issuance of this statement. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. Management does not believe the adoption of this statement will have any immediate material impact on the Company.

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

Consolidation of Variable Interest Entities

In January 2003, the FASB issued FASB Interpretation 46 (FIN 46), Consolidation of Variable Interest Entities. This Interpretation states that variable interest entities within the scope of FIN 46 will be required to be consolidated by their primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity's expected losses, receives a majority of the expected returns, or both. FIN 46 is effective for the Company beginning October 1, 2004. Management does not believe the adoption of this pronouncement will have a material effect on the Company.

Guarantor's Accounting

In November 2002, the FASB issued FASB Interpretation 45 (FIN 45), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. This Interpretation states that a guarantor is required to measure and recognize the fair value of the guarantee at inception. It must also provide new disclosures regarding the nature of any guarantees and certain other items, including product warranties. The disclosure requirements are effective for the Company for the year ending September 30, 2003. The initial recognition and measurement provisions are effective prospectively, that is, for guarantees issued or modified on or after January 1, 2003. Management does not believe the adoption of this pronouncement will have a material effect on the Company. The Company has disclosed the required information in the "Product Warranties" section of Note 1 in Notes to Financial Statements.

ITEM 7.  FINANCIAL STATEMENTS

Report of Independent Certified Public Accountants     F-1
Balance Sheets                                         F-2 - F-3
Statements of Operations                               F-4
Statements of Changes in Shareholders' Equity          F-5
Statements of Cash Flows                               F-6
Notes to Financial Statements                          F-7 - F-20

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors
XATA Corporation

                  We have audited the accompanying balance sheets of XATA Corporation (the Company) as of September 30, 2003 and 2002 and the related statements of operations, changes in shareholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

                  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of XATA Corporation as of September 30, 2003 and 2002 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

                                                          /s/ GRANT THORNTON LLP

Minneapolis, Minnesota
November 1, 2003 (except for Note 10 as to which the date is December 23, 2003)

XATA CORPORATION
BALANCE SHEETS
SEPTEMBER 30, 2003 AND 2002

                                                                    2003             2002
                                                                 -----------      -----------
ASSETS

Current Assets
  Cash and cash equivalents                                      $   607,754      $ 1,058,119
  Accounts receivable, less allowances for doubtful accounts
    of $102,000 and $122,000                                       3,758,938        3,244,576
  Inventories                                                        943,153        1,193,871
  Deferred product costs                                             305,411                -
  Prepaid expenses                                                   123,023          111,468
                                                                 -----------      -----------
            TOTAL CURRENT ASSETS                                   5,738,279        5,608,034

Equipment and Leasehold Improvements, at cost
  Engineering and manufacturing equipment                            341,038          258,289
  Office furniture and equipment                                     979,313          968,568
  Leasehold improvements                                              24,948           24,948
                                                                 -----------      -----------
                                                                   1,345,299        1,251,805

  Less: accumulated depreciation and amortization                   (925,873)        (682,769)
                                                                 -----------      -----------
            TOTAL EQUIPMENT AND LEASEHOLD IMPROVEMENTS               419,426          569,036

Other Assets
  Capitalized software development costs, less accumulated
    amortization of $5,950,426 and $4,478,001                      1,319,190        2,791,615
                                                                 -----------      -----------
            TOTAL ASSETS                                         $ 7,476,895      $ 8,968,685
                                                                 ===========      ===========

See Notes to Financial Statements

                                                                    2003             2002
                                                                 -----------      -----------
LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
  Bank line of credit                                            $   792,184      $         -
  Current maturities of long-term debt                               175,893          269,331
  Accounts payable                                                 1,462,175          922,625
  Accrued expenses                                                 1,014,967          567,375
  Deferred revenue                                                 1,524,910          910,328
                                                                 -----------      -----------
            TOTAL CURRENT LIABILITIES                              4,970,129        2,669,659

Long-Term Debt, net of current maturities                            251,296          373,176
Deferred Revenue, non-current                                        221,424          127,142
                                                                 -----------      -----------
            TOTAL LIABILITIES                                      5,442,849        3,169,977

Commitments                                                                -                -

Shareholders' Equity
  Common stock, par value $0.01 per share; 25,000,000 and
    12,000,000 shares authorized; 6,938,575 and 6,928,825
    shares issued                                                     69,386           69,288
  Additional paid-in capital                                      17,767,539       17,748,440
  Accumulated deficit                                            (15,802,879)     (12,019,020)
                                                                 -----------      -----------
            TOTAL SHAREHOLDERS' EQUITY                             2,034,046        5,798,708
                                                                 -----------      -----------
            TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY           $ 7,476,895      $ 8,968,685
                                                                 ===========      ===========

XATA CORPORATION
STATEMENTS OF OPERATIONS
YEARS ENDED SEPTEMBER 30, 2003 AND 2002

                                                                    2003             2002
                                                                 -----------      -----------
Net sales                                                        $11,350,492      $13,181,447
Cost of goods sold                                                 8,531,760        9,308,557
                                                                 -----------      -----------
        GROSS PROFIT                                               2,818,732        3,872,890

Operating expenses
  Selling, general and administrative                              4,665,262        5,230,658
  Research and development                                         1,877,914        2,155,450
                                                                 -----------      -----------
                                                                   6,543,176        7,386,108
                                                                 -----------      -----------

        OPERATING LOSS                                            (3,724,444)      (3,513,218)

Non-operating income (expense)
  Interest income                                                      6,697           37,343
  Interest expense                                                   (78,314)         (69,397)
  Other                                                               12,202           (2,476)
                                                                 -----------      -----------
                                                                     (59,415)         (34,530)
                                                                 -----------      -----------

        NET LOSS BEFORE INCOME TAXES                              (3,783,859)      (3,547,748)

Income taxes                                                               -          600,000
                                                                 -----------      -----------
        NET LOSS                                                 $(3,783,859)     $(4,147,748)
                                                                 ===========      ===========

Net loss per common share
  Basic & Diluted                                                $     (0.55)     $     (0.60)
                                                                 ===========      ===========

Weighted average common and
common share equivalents
  Basic & Diluted                                                  6,934,416        6,912,788
                                                                 ===========      ===========

See Notes to Financial Statements

XATA CORPORATION

STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
YEARS ENDED SEPTEMBER 30, 2003 AND 2002

                                                 Common Stock            Additional
                                            -----------------------       Paid-In        Accumulated
                                             Shares        Amount         Capital          Deficit            Total
                                            ---------     ---------     ------------     ------------      ------------
Balance, September 30, 2001                 6,893,351     $  68,933     $ 17,657,710     $ (7,871,272)     $  9,855,371
  Common stock issued on exercise of
    options                                    35,474           355           90,730                -            91,085
  Net loss                                          -             -                -       (4,147,748)       (4,147,748)
                                            ---------     ---------     ------------     ------------      ------------
Balance, September 30, 2002                 6,928,825        69,288       17,748,440      (12,019,020)        5,798,708
  Common stock issued on exercise of
    options                                     9,750            98           19,099                -            19,197
  Net loss                                          -             -                -       (3,783,859)       (3,783,859)
                                            ---------     ---------     ------------     ------------      ------------
Balance, September 30, 2003                 6,938,575     $  69,386     $ 17,767,539     $(15,802,879)     $  2,034,046
                                            =========     =========     ============     ============      ============

See Notes to Financial Statements.

XATA CORPORATION
STATEMENTS OF CASH FLOWS
YEARS ENDED SEPTEMBER 30, 2003 AND 2002

                                                                                2003            2002
                                                                            -----------      -----------
Cash used in Operating Activities
Net loss                                                                     (3,783,859)      (4,147,748)
Adjustments to reconcile net loss to net cash
used in operating activities:
  Depreciation and amortization of equipment and leasehold improvements         246,151          211,953
  Amortization of capitalized software development costs                      1,423,831        1,855,928
  Deferred income taxes                                                               -          600,000
  Reversal of allowance for doubtful accounts                                   (20,000)        (123,000)
  Write-off of software product                                                  48,594          126,643
  Changes in assets and liabilities:
     Accounts receivable                                                       (494,362)         809,005
     Inventories                                                                250,718          194,628
     Accounts payable                                                           539,550         (598,353)
     Accrued expenses and deferred revenue                                    1,156,456          583,723
     Prepaid expenses and deferred product costs                               (316,966)          79,326
                                                                            -----------      -----------
            NET CASH USED IN OPERATING ACTIVITIES                              (949,887)        (407,895)

Cash used in Investing Activities
  Purchase of equipment                                                         (96,541)        (415,084)
                                                                            -----------      -----------
            NET CASH USED IN INVESTING ACTIVITIES                               (96,541)        (415,084)

Cash provided by (used in) Financing Activities
  Net borrowings on bank line of credit                                         792,184                -
  Payments on long-term debt                                                   (215,318)        (241,419)
  Proceeds from options and warrants exercised                                   19,197           91,085
                                                                            -----------      -----------
            NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                 596,063         (150,334)
                                                                            -----------      -----------

            DECREASE IN CASH AND CASH EQUIVALENTS                              (450,365)        (973,313)

Cash and Cash Equivalents
  Beginning of year                                                           1,058,119        2,031,432
                                                                            -----------      -----------
  End of year                                                                   607,754        1,058,119
                                                                            ===========      ===========
Supplemental Disclosures of Cash Flow Information
  Cash payments for interest                                                $    78,314      $    69,397

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

Hardware and software revenue is recognized under SOP 97-2 and SAB 101 when (i) persuasive evidence of an arrangement exists (for example a signed agreement or purchase order), (ii) delivery has occurred, as evidenced by shipping documents and customer acceptance, (iii) the fee is fixed or determinable and payable within twelve months, and (iv) collectibility is probable and supported by credit checks or past payment history. Pursuant to certain contractual arrangements, revenues are recognized for completed systems held at the Company's warehouse pending the receipt of delivery instructions from the customer. As of September 30, 2003, the Company had approximately $42,000 of systems on hand that had been billed to those customers awaiting specific delivery instructions.

Many of the Company's customers purchase software maintenance agreements annually. Customers may also purchase extended warranty and service support contracts. Revenue from maintenance agreements, extended warranty and service support contracts are deferred and recognized ratably over the contract period. When billed in advance, fees for professional services are recognized as they are performed.

With regard to software arrangements involving multiple elements, the Company allocates revenue to each element based on the relative fair value of each element. The Company's determination of fair value of each element in multiple-element arrangements is based on vendor-specific objective evidence
(VSOE). The Company limits its assessment of VSOE for each element to the price charged when the same element is sold separately. The Company has analyzed all of the elements included in its multiple-element arrangements and has determined that it has sufficient VSOE to allocate revenue to post-contract customer support (PCS) components of its license arrangements. VSOE for PCS is determined based upon the customer's annual renewal rates for these elements. Accordingly, assuming all other revenue recognition criteria are met, revenue from perpetual licenses is recognized upon delivery, and revenue from PCS is recognized ratably over the applicable term, typically one year.

XATA CORPORATION

NOTES TO FINANCIAL STATEMENTS

NOTE 1. NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Application service revenue, which is composed of monthly fees, is recognized ratably over the minimum service contract period, which commences upon the activation of the mobile application module. When system products are sold in conjunction with an application service contract, the Company defers the product revenue and associated production costs (deferred product costs) at shipment and recognizes both ratably over the minimum service contract, which is generally a one to five year period.

The Company accounts for the resale of certain satellite and other wireless communication services in conjunction with its products based on the gross amount billed to customers.

CASH AND CASH EQUIVALENTS: For purposes of reporting cash flows, the Company considers all highly liquid temporary investments with an original maturity of three months or less to be cash equivalents. The Company maintains its cash in bank deposit and money market accounts, which, at times, exceed federally insured limits. The Company has not experienced any losses in such accounts.

FAIR VALUE OF FINANCIAL INSTRUMENTS: The financial statements include the following financial instruments: cash and cash equivalents, accounts receivable, accounts payable and notes payable. At September 30, 2003 and 2002, no separate comparison of fair values versus carrying values is presented for the aforementioned financial instruments since their fair values are not significantly different than their balance sheet carrying amounts.

ACCOUNTS RECEIVABLE: The Company grants credit to customers in the normal course of business. The majority of the Company's accounts receivables are due from companies with fleet trucking operations in a variety of industries. Credit is extended based on evaluation of a customer's financial condition and, generally, collateral is not required. Accounts receivable are typically due from customers within 30 days and are stated at amounts due from customers net of an allowance for doubtful accounts. Accounts outstanding longer than the contractual payment terms are considered past due. The Company determines its allowances by considering a number of factors, including the length of time trade receivables are past due, the Company's previous loss history, the customer's current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole. The Company writes-off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts.

Changes in the Company's allowance for doubtful accounts are as follows:

                                              2003             2002
                                            ---------        ---------
Beginning balance                           $ 122,000        $ 245,000
Bad debt expense                               35,199           65,853
Accounts write-off                            (55,199)        (188,853)
                                            ---------        ---------
Ending balance                              $ 102,000        $ 122,000
                                            =========        =========

XATA CORPORATION

NOTES TO FINANCIAL STATEMENTS

NOTE 1. NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

INVENTORIES: Inventories are stated at the lower of cost or market. Cost is determined on the standard cost method, which approximates the first-in, first-out method.

CAPITALIZED SOFTWARE DEVELOPMENT COSTS: Software development costs incurred after establishing technological feasibility are capitalized. These costs are amortized to cost of goods sold beginning when the product is first released for sale to the general public. Amortization is at the greater of the amount computed using the ratio of current gross revenues for the product to the total of current and anticipated future gross revenues or the straight-line method over the estimated economic life of the product (two to five years). The Company reviews its long-lived assets periodically to determine potential impairment by comparing the carrying value of the long-lived assets with estimated future cash flows expected to result from the use of the assets, including cash flows from disposition. Should the sum of the expected future cash flows be less than the carrying value, the Company would recognize an impairment loss. An impairment loss would be measured by comparing the amount by which the carrying value exceeds the fair value of the long-lived assets. In fiscal 2003 and 2002, the Company recorded an impairment loss of $49,000 and $127,000, included in cost of goods sold, to write off the net balance of capitalized software development costs related to a product line for which revenue is not expected to be realized in the foreseeable future.

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

PRODUCT WARRANTIES: The Company sells its hardware products with a limited warranty, with an option to purchase extended warranties. The Company provides for estimated warranty costs at the time of sale and for other costs associated with specific items at the time their existence and amount are determinable. Factors affecting the Company's product warranty liability include the number of units sold, historical and anticipated rates of claims and cost per claim. The Company periodically assesses the adequacy of its product warranty liability based on changes in these factors.

XATA CORPORATION

NOTES TO FINANCIAL STATEMENTS

NOTE 1. NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

In fiscal 2003, the Company incurred warranty claims in connection with the initial deployment of its XATANET 2.0 fleet management system. Warranty claims in fiscal 2002 primarily related to the failure of third party mobile hardware product no longer offered by the Company. The changes in the Company's product warranty liability are as follows:

                                     2003          2002
                                   ---------     ---------
Liability, beginning of year       $  15,000     $  15,000
Expense for new
 warranties issued                   315,000       119,000
Warranty claims                     (260,000)     (119,000)
                                   ---------     ---------
Liability, end of year             $  70,000     $  15,000
                                   =========     =========

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

401(k) PLAN: The Company has a 401(k) plan covering substantially all employees and is operated on a calendar year basis. Effective January 1, 2002 the Company implemented an employer matching contribution equal to 25% of an employee's contribution for employee deferrals of up to 6% of their compensation. Matching contributions for the fiscal year ending September 30, 2003 and 2002 totaled $52,000 and $45,400. Prior to January 1, 2002, the Company made annual contributions to the plan at the discretion of the Board of Directors.

NET LOSS PER SHARE: Basic and diluted net loss per common share is computed by dividing the net loss by the weighted average common shares outstanding for the year.

At September 30, 2003 and 2002, the Company had options and warrants outstanding to purchase a total of 875,593 and 916,589 shares of common stock, at a weighted-average exercise price of $3.49 and $3.58. Because the Company incurred a net loss in both fiscal 2003 and 2002, the inclusion of potential common shares in the calculation of diluted net loss per common share would have an antidilutive effect. Therefore, basic and diluted net loss per common share amounts are the same in fiscal 2003 and 2002.

XATA CORPORATION

NOTES TO FINANCIAL STATEMENTS

NOTE 1. NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

STOCK-BASED COMPENSATION: The Company has a stock-based employee compensation plan, which is described more fully in Note 7. The Company applied Accounting Principles Board (APB) Opinion 25, Accounting for Stock Issued to Employees, and related Interpretations in accounting for its plan. Under this method, compensation expense is recognized for the amount by which the market price of the common stock on the date of grant exceeds the exercise price of an option. No compensation costs related to stock option grants have been recognized in the consolidated Statements of Operations (see Note 7). The following table illustrates the effect on net loss if the Company had applied the fair value recognition provisions of Financial Accounting Standards Board (FASB) Statement 123, Accounting for Stock-Based Compensation, using the assumptions described in
Note 7, to its stock-based employee plan.

                                                            2003             2002
                                                        ------------     ------------
Net loss, as reported                                   $ (3,783,859)    $ (4,147,748)
Deduct: Total stock-based
        employee compensation expense
        determined under fair value based
        methods for all awards, net of
        related tax benefits                                (481,000)        (419,000)
                                                        ------------     ------------
Pro forma net loss                                      $ (4,264,859)    $ (4,566,748)
                                                        ============     ============
Basic and diluted net loss
per common share
        As reported                                     $      (0.55)    $      (0.60)
        Pro forma                                              (0.62)           (0.66)

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

RECLASSIFICATIONS: Certain 2002 amounts have been reclassified to conform to the 2003 presentation.

XATA CORPORATION

NOTES TO FINANCIAL STATEMENTS

NOTE 1. NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS:

Accounting for Certain Financial Instruments

In May 2003, the Financial Accounting Standards Board (FASB) issued SFAS 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. The changes in this statement will result in a more complete depiction of an entity's liabilities and equity and will, thereby, assist investors and creditors in assessing the amount, timing, and likelihood of potential future cash outflows and equity share issuances. Reliability of accounting information will be improved by providing a portrayal of an entity's capital structure that is unbiased, verifiable, and more representationally faithful than information reported prior to issuance of this statement. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. Management does not believe the adoption of this statement will have any immediate material impact on the Company.

Derivative Instruments and Hedging Activities

In April 2003, the FASB issued SFAS 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This statement amends SFAS 133, Accounting for Derivative Instruments and Hedging Activities, to clarify financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. The changes in this statement improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly, resulting in more consistent reporting of contracts as either derivatives or hybrid instruments. This statement is effective for contracts entered into or modified after June 30, 2003. Because the Company does not currently utilize derivative instruments or engage in hedging activities, management does not believe the adoption of this statement will have any immediate material impact on the Company

Consolidation of Variable Interest Entities

In January 2003, the FASB issued FASB Interpretation 46 (FIN 46), Consolidation of Variable Interest Entities. This Interpretation states that variable interest entities within the scope of FIN 46 will be required to be consolidated by their primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity's expected losses, receives a majority of the expected returns, or both. FIN 46 is effective for the Company beginning October 1, 2004. Management does not believe the adoption of this pronouncement will have a material effect on the Company.

XATA CORPORATION

NOTES TO FINANCIAL STATEMENTS

NOTE 1.  NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Guarantor's Accounting

In November 2002, the FASB issued FASB Interpretation 45 (FIN 45), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. This Interpretation states that a guarantor is required to measure and recognize the fair value of the guarantee at inception. It must also provide new disclosures regarding the nature of any guarantees and certain other items, including product warranties. The disclosure requirements are effective for the Company for the year ending September 30, 2003. The initial recognition and measurement provisions are effective prospectively, that is, for guarantees issued or modified on or after January 1, 2003. Management does not believe the adoption of this pronouncement will have a material effect on the Company. The Company has disclosed the required information in the "Product Warranties" section of this Note 1.

NOTE 2.  INVENTORIES

Inventories consist of the following:

                                                September 30
                                        ---------------------------
                                           2003             2002
                                        -----------     -----------
Raw materials and subassemblies         $   454,146     $   586,031
Finished goods                              489,007         607,840
                                        -----------     -----------
Total inventories                       $   943,153     $ 1,193,871
                                        ===========     ===========

NOTE 3.  BANK LINE OF CREDIT

On December 23, 2002, the Company established a $2,000,000 credit line agreement with a financial institution. Advances under the line of credit accrue interest at prime rate plus 2.90%. The line is subject to borrowing base requirements and is collateralized by substantially all the assets of the Company. On December 23, 2003, the Company renewed this line of credit for an additional twelve months (see Note 10).

XATA CORPORATION

NOTES TO FINANCIAL STATEMENTS

NOTE 4. LONG-TERM DEBT

Long-term debt consists of the following:

                                                                             September 30
                                                                        -----------------------
                                                                          2003          2002
                                                                        ---------     ---------
Note payable, due in monthly installments of $20,014
  including interest at prime plus 2% (6.00% and 6.75% at
  September 30, 2003 and 2002) through October 2005,
  collateralized by all inventories, equipment and intellectual
  property rights to XATANET software                                   $ 415,968     $ 571,462
Other                                                                      11,221        71,045
                                                                        ---------     ---------
                                                                          427,189       642,507

Less current maturities                                                   175,893       269,331
                                                                        ---------     ---------
                                                                        $ 251,296     $ 373,176
                                                                        =========     =========

The schedule of principal repayments of long-term debt is as follows for the fiscal years ending September 30:

2004               $ 175,893
2005                 231,397
2006                  19,899
                   ---------
                   $ 427,189
                   =========

XATA CORPORATION

NOTES TO FINANCIAL STATEMENTS

NOTE 5. INCOME TAXES

The Company's deferred tax assets and liabilities are as follows:

                                                       September 30
                                               ----------------------------
                                                  2003             2002
                                               -----------      -----------
Inventory and warranty reserve                 $   121,000      $   120,000
Accrued expenses and deferred revenue              151,000           94,000
Accounts receivable and sales reserve              119,000           60,000
Research and development credits                   817,000          663,000
Net operating loss carryforwards                 5,933,000        5,213,000
                                               -----------      -----------
Gross deferred tax assets                        7,141,000        6,150,000

Valuation allowance on deferred tax assets      (6,604,000)      (5,065,000)
                                               -----------      -----------
Net deferred tax assets                            537,000        1,085,000

Software development costs                        (488,000)      (1,033,000)
Depreciation                                       (49,000)         (52,000)
                                               -----------      -----------
Gross deferred tax liabilities                    (537,000)      (1,085,000)
                                               -----------      -----------
Net deferred tax asset                         $         -      $         -
                                               ===========      ===========

The Company periodically reviews the valuation allowance it has established on its deferred tax assets. Income tax expense of $600,000 was recorded in fiscal 2002 in connection with the increase of the valuation allowance of the deferred tax assets. Because the Company has experienced continued operating losses and does not have objectively verifiable positive evidence of future taxable income as prescribed by Financial Accounting Standards Board (FASB) Statement No. 109, it concluded that the increase of the allowance was appropriate. Realization of deferred tax assets is dependent upon sufficient future taxable income during periods when deductible temporary differences and carryforwards are expected to be available to reduce taxable income. The amount of the net deferred tax asset considered realizable could be increased in the future if the Company returns to profitability and actual future taxable income is higher than currently estimated.

XATA CORPORATION

NOTES TO FINANCIAL STATEMENTS

The Company's income tax expense (benefit) differed from the statutory federal rate as follows:

                                                                      September 30
                                                               ----------------------------
                                                                  2003             2002
                                                               -----------      -----------
Statutory federal rate applied to loss before income taxes     $(1,287,000)     $(1,206,000)
State income tax benefit                                          (114,000)        (106,000)
Permanent differences                                               14,000           16,000
Change in valuation allowance                                    1,539,000        2,209,000
Change in tax rate used on net deferred tax assets                       -         (133,000)
Research and development credit                                   (154,000)        (157,000)
Other                                                                2,000          (23,000)
                                                               -----------      -----------
                                                               $         -      $   600,000
                                                               ===========      ===========

Current                                                        $         -      $         -
Deferred                                                                 -          600,000
                                                               -----------      -----------
                                                               $         -      $   600,000
                                                               ===========      ===========

At September 30, 2003, the Company had federal net operating loss carryforwards of approximately $16.1 million, which will begin to expire in 2009.

At September 30, 2003, the Company had research and development credit carryforwards of approximately $817,000, which will begin to expire in 2009.

NOTE 6. COMMITMENTS

Leases

The Company leases its office, warehouse, and certain office equipment under noncancelable operating leases. The facility lease requires that the Company pay a portion of the real estate taxes, maintenance, utilities and insurance.

Approximate future minimum rental commitments, excluding common area costs under these non-cancelable operating leases, are:

Years ending September 30:
           2004                           180,000
           2005                           180,000
           2006                           180,000
           2007                            54,000
           2008                             2,000
                                       ----------
                                       $  596,000
                                       ==========

XATA CORPORATION

NOTES TO FINANCIAL STATEMENTS

Rental expense, including common area costs and net of rental income, was approximately $252,000 and $299,000 for the fiscal years ended September 30, 2003 and 2002.

Reseller Commitment

On October 11, 2002, the Company entered into a U.S. Value Added Reseller Agreement with ORBCOMM LLC. Pursuant to this agreement, the Company is authorized to resell certain satellite communication services in conjunction with its products. In exchange for favorable pricing, the Company has committed to certain volume minimums. On March 27, 2003, the Company and ORBCOMM amended this agreement by revising certain commitment dates. Approximate future minimum purchases in excess of units already activated under customer agreements are as follows:

Years ending September 30:
           2004                        $  470,000
           2005                         2,140,000
           2006                           785,000
                                       ----------
                                       $3,395,000
                                       ==========

NOTE 7.  CAPITAL STOCK

The Company is authorized to issue up to 25,000,000 shares of Common Stock and 5,000,000 shares of Preferred Stock. The Board of Directors can issue preferred stock in one or more series and fix the terms of such stock without shareholder approval. Preferred stock may include the right to vote as a series on particular matters, preferences as to dividends and liquidation, conversion and redemption rights and sinking fund provisions.

On August 31, 2000, John Deere Special Technologies Group, Inc. ("JDSTG") purchased 630,000 shares of Common Stock from the Company and 200,000 shares of common stock from an entity owned in part by a Director of the Company ("XIP"), each at $3.805 per share. On July 5, 2001, JDSTG purchased an additional 1,314,060 shares of Common Stock from the Company at $3.805 per share. In connection with the Agreement, the Company is subject to certain restrictions, including the payment of dividends on its common stock (except for stock dividends) and the redemption of its capital stock.

On December 6, 2003, the Company entered into a Common Stock Warrant and Series B Preferred Stock Purchase Agreement with entities associated with Trident Capital, Inc. (see Note 10).

STOCK OPTION PLANS: In February 2002 the Company adopted the 2002 Long Term Incentive and Stock Option Plan (the 2002 Plan), to replace its 2001 Interim Incentive and Stock Option Plan (the Interim Plan) which expired, in accordance with its terms, on December 31, 2002. Expiration of the Interim Plan did not affect the options previously issued and outstanding under that plan; however, no additional options or awards may be granted under the Interim Plan after the date of expiration.

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

XATA CORPORATION

NOTES TO FINANCIAL STATEMENTS

issuance pursuant to options granted or shares awarded under the 2002 Plan. Generally, the options that are granted under the 2002 Plan are exercisable for a period of five years from the date of grant and vest over a period of up to three years from the date of grant.

The following tables summarize information relating to outstanding stock options as of September 30, 2003 and 2002:

                                                      2003                       2002
                                            -------------------------   ------------------------
                                                         Weighted-                  Weighted-
                                                          Average                    Average
                                             Shares    Exercise Price    Shares   Exercise Price
                                            --------   --------------   -------   --------------
Options outstanding at beginning of year     863,111   $         3.64   619,834   $         3.47
        Options granted                      251,932             3.75   318,167             3.99
        Options exercised                     (9,750)            1.97   (35,474)            2.45
        Options canceled                    (277,178)            4.13   (39,416)            4.82
                                            --------   --------------   -------   --------------
Options outstanding at end of year           828,115   $         3.56   863,111   $         3.64
                                            ========   ==============   =======   ==============

                                         Options Outstanding                      Options Exercisable
                           ----------------------------------------------   -------------------------------
                                             Weighted-
                               Number         Average                          Number
                           Outstanding at    Remaining       Weighted       Exercisable at     Weighted
                           September 30,    Contractual       Average       September 30,       Average
Range of exercise price        2003         Life (Years)   Exercise Price       2003         Exercise Price
-----------------------    --------------   ------------   --------------   --------------   --------------
$1.16 - $1.72                      32,751           0.27   $         1.51           32,751   $         1.51
$1.75 - $2.38                      25,509           0.38             2.10           25,092             2.10
$2.66 - $3.99                     541,665           2.66             3.41          317,001             3.27
$4.00 - $5.88                     228,190           3.12             4.40          109,416             4.53
                           --------------                  --------------   --------------   --------------
                                  828,115           2.62   $         3.56          484,260   $         3.38
                           ==============                  ==============   ==============   ==============

The fair value of each option is estimated at the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions for grants in 2003 and 2002: dividend rate of zero for both years; price volatility of 46% for 2003 and 38% for 2002; risk-free interest rate of 2.75% for 2003 and 2.6% for 2002; and expected life of five years for 2003 and 2002. The weighted-average fair value per option of options granted in 2003 and 2002 was $1.57 and $1.51.

COMMON STOCK WARRANTS: The Company has, on occasion, issued warrants for the purchase of common stock to directors, consultants and placement agents. Compensation expense associated with the warrants has not been material. At September 30, 2003, warrants were outstanding to purchase a total of 47,478 shares of common stock at a weighted-average exercise price of $2.19 per share, with a weighted-average remaining life of approximately .95 years.

XATA CORPORATION

NOTES TO FINANCIAL STATEMENTS

NOTE 8. MAJOR CUSTOMERS

The Company operates in a single reporting segment. Net sales include sales to major customers as follows:

                                     Year Ended September 30
                                     ------------------------
                                       2003            2002
                                     ---------       --------
Revenue percentage:
  The Kroger Company                        17%             *
  McLane Company                             *             26%

Ending receivable balance:
  The Kroger Company                 $ 437,000       $      *
  McLane Company                             *         24,000

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

NOTE 9. RELATED PARTY TRANSACTIONS

The Company purchases a significant portion of the hardware components for its products from Phoenix International Corporation (Phoenix), a wholly-owned subsidiary of Deere & Company. John Deere Special Technologies Group, Inc., our largest shareholder, is also a subsidiary of Deere & Company. Payments by the Company to Phoenix totaled $1,541,000 during the Company's fiscal year ended September 30, 2003 and $713,000 during the fiscal year ended September 30, 2002. All transactions between Phoenix and the Company have been and will be on terms negotiated at "arms length."

NOTE 10. SUBSEQUENT EVENTS

On December 6, 2003, the Company entered into a Common Stock Warrant and Series B Preferred Stock Purchase Agreement (the "Stock Purchase Agreement") with the following entities associated with Trident Capital, Inc. (collectively "Trident"):

     -   Trident Capital Fund-V, L.P.

     -   Trident Capital Fund-V Affiliates Fund, L.P.

     -   Trident Capital Fund-V Affiliates Fund (Q), L.P.

     -   Trident Capital Fund-V Principals Fund, L.P.

     -   Trident Capital Fund-V, C.V.

Under the Stock Purchase Agreement, Trident purchased 1,612,903 shares of Series B Preferred Stock for $4,096,774, or $2.54 per share. Each share of the Preferred Stock is convertible into one share of the

XATA CORPORATION

NOTES TO FINANCIAL STATEMENTS

Company's Common Stock. The price per share of Preferred Stock and the conversion price for the Common Stock is equal to the "market value" of the Common Stock (as defined in the rules of the Nasdaq Stock Market) on the date of execution of the definitive agreements. The Preferred Stock pays an annual cumulative dividend of 4% of the original issue price (payable in additional shares of Preferred Stock rather than cash, at the option of the holders) and has a non-participating preferred liquidation right equal to the original issue price, plus accrued unpaid dividends.

The Preferred Stock is redeemable at the option of Trident at 100% of the original purchase price plus accrued and unpaid dividends at any time after five years from the date of issuance, or at any time if there is a significant adverse judgment against the Company, the Company defaults on its debts or files for bankruptcy, or in the event of a change of control. The Company may redeem the Preferred Stock at its option after five years from the date of issuance if the market price of its Common Stock is greater than three times the conversion price on each of the sixty consecutive days prior to the redemption date.

Additionally, the Company issued Trident 5-year warrants to purchase 451,226 shares of its Common Stock at an exercise price of $3.17 per share. The aggregate purchase price of the warrants was $56,403. The warrants permit "cashless exercise."

Under the Stock Purchase Agreement, the Company must file a Registration Statement on Form S-3 no later than February 4, 2004 to register the resale, from time to time, of the Common Stock to be issued pursuant to conversion of the Preferred Stock and exercise of the warrants, and a reasonable estimate of any Common Stock to be issued as dividends on the Preferred Stock.

The placement agent for the Trident investment received as consideration a $320,000 cash fee and 7-year warrants for purchase of an aggregate of 163,265 shares of Common Stock (130,612 shares at $2.54 per share and 32,653 shares at $3.17 per share). These warrants permit "cashless exercise" and provide the holders with piggyback registration rights.

On December 23, 2003 the Company renewed its line of credit with the same financial institution and under terms comparable to the original credit line agreement. The new agreement expires on December 23, 2004 and may be automatically renewed for successive thirty day periods unless otherwise terminated by either the Company or the lender.

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

We have adopted a Code of Ethics applicable to our principal executive, financial and accounting officers. The Code is filed as Exhibit 14 to this Report and will be provided without charge, upon request, to any person.

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

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

      REPORTS ON FORM 8-K

            1. Report on Form 8-K dated July 24, 2003 concerning the press release for financial results for the three month period ending June 30, 2003.

         EXHIBITS

EXHIBIT
   NO.                     DESCRIPTION OF EXHIBITS
-------                    -----------------------
3.1         Restated Articles of Incorporation, as amended (1)

3.2         Bylaws (1)

3.3         Amended and Restated Bylaws, effective February 26, 2002 (12)

4.1         Form of certificate representing the Common Stock (1)

4.2         Certificate of Designation of Preferences of Series B Preferred
            Stock (17)

4.3         Form of Trident Warrants (17)

4.4         Form of Cherry Tree Warrants (17)

9.0         Voting Agreement (17)

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

10.21 Employment Agreement dated October 1, 2000 with Thomas N. Flies, Senior Vice President of Product Development (10)

10.22 Employment Agreement dated October 1, 2000 with Joel G. Jorgenson, Senior Vice President of Sales (10)

10.23 Employment Agreement dated February 5, 2001 with J. Perry McGahan, Vice President of Software Engineering (11)

10.24 Employment Agreement dated February 20, 2002 with Craig S. Fawcett, Chief Executive Officer (12)

10.25 Financing Agreement and Revolving Note with Itasca Business Credit, Inc. dated December 23, 2002 (13)

10.26       Form of Warrant issued to directors as equity compensation (13),
            (14)

10.27 Employment Agreement dated October 1, 2002 with William P. Flies, Chief Technical Officer (15)

10.28 First Lease Amendment dated May 5, 2003 which amends Lease dated December 27, 1996 with Hoyt Properties for Burnsville, Minnesota corporate headquarters (15)

10.29 Separation Agreement and Release dated June 11, 2003 with William P. Flies, Chief Technical Officer (16)

10.30       Trident Investor Indemnification Agreement (17)

10.31       Trident Director Indemnification Agreement (17)

10.32       Common Stock Warrant and Series B Preferred Stock Purchase Agreement
            (17)

10.33 First Amendment to Financing Agreement and Restated Revolving Note with

            Itasca Business Credit, Inc. *

14          Code Of Ethics For Principal Executive Officer And Senior Financial
            Officers *

23 Consent of Grant Thornton LLP, independent certified public accountants *

31.1        Certification pursuant to Section 302 of the Sarbanes-Oxley Act of
            2002 *

31.2        Certification pursuant to Section 302 of the Sarbanes-Oxley Act of
            2002 *

32.1 Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

32.2 Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

99.1 Fiscal Year 2003 Definitive Proxy Materials (portions of which are incorporated herein by reference) (18)

-------------------
*        Filed herewith

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

(11) Incorporated by reference to exhibit filed as part of Report on Form 10-QSB for the fiscal quarter ended March 31, 2001.

(12) Incorporated by reference to exhibit filed as part of Report on Form 10-QSB for the fiscal quarter ended March 31, 2002.

(13) Incorporated by reference to exhibit filed as part of Report on Form 10-KSB for the fiscal year ended September 30, 2002.

(14) Warrants substantially identical to the warrant filed as Exhibit 10.26 have been issued as follows:

Holder                       Date of Issuance     Exercise Price       Number of Shares
------                       ----------------     --------------       ----------------
Roger Kleppe                     2/17/99                    1.80                  2,777
Carl Fredericks                  2/17/99                    1.80                  2,777
Stephen Lawrence                 2/17/99                    1.80                  2,777
Richard Bogen                    5/14/00                    4.50                  5,000
Stephen Lawrence                 9/17/01                    3.69                 10,000

(15) Incorporated by reference to exhibit filed as part of Report on Form 10-QSB for the fiscal quarter ended March 31, 2003.

(16) Incorporated by reference to exhibit filed as part of Report on Form 10-QSB for the fiscal quarter ended June 30, 2003.

(17) Incorporated by reference to exhibit filed as part of Report on Form 8-K on December 9, 2003.

(18)     To be filed in definitive form not later than January 28, 2003.

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

ITEM 15. PRINCIPAL ACCOUNTANT FEES AND SERVICES

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

                                XATA CORPORATION

Dated: December 29, 2003      By:          /s/ Craig S. Fawcett
                                  ----------------------------------------------
                                   Craig S. Fawcett, President and Chief
                                   Executive Officer (Principal executive
                                   officer)

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Dated: December 29, 2003      By:          /s/ Richard L. Bogen
                                  ----------------------------------------------
                                   Richard L. Bogen, Director

Dated: December 29, 2003      By:          /s/ Craig S. Fawcett
                                  ----------------------------------------------
                                   Craig S. Fawcett, Director

Dated:                        By:
                                  ----------------------------------------------
                                   William P. Flies, Director

Dated: December 29, 2003      By:          /s/ Carl M. Fredericks
                                  ----------------------------------------------
                                   Carl M. Fredericks, Director

Dated: December 29, 2003      By:          /s/ James E. Heerin
                                  ----------------------------------------------
                                   James E. Heerin, Director

Dated: December 29, 2003      By:          /s/ Roger W. Kleppe
                                  ----------------------------------------------
                                   Roger W. Kleppe, Director

Dated: December 29, 2003      By:          /s/ Stephen A. Lawrence
                                  ----------------------------------------------
                                   Stephen A. Lawrence, Director (Chairman)

Dated: December 29, 2003      By:          /s/ John G. Lewis
                                  ----------------------------------------------
                                   John G. Lewis, Chief Financial Officer
                                   (Principal accounting and financial officer)

Dated: December 29, 2003      By:          /s/ Christopher P. Marshall
                                  ----------------------------------------------
                                   Christopher P. Marshall, Director

Dated: December 29, 2003      By:          /s/ Robert C. McCormack, Jr.
                                  ----------------------------------------------
                                   Robert C. McCormack, Jr., Director

Dated: December 29, 2003      By:          /s/ Charles R. Stamp, Jr.
                                  ----------------------------------------------
                                   Charles R. Stamp, Jr., Director

INDEX TO EXHIBITS

INDEX
NUMBER      DESCRIPTION
------      -----------
10.33       First Amendment to Financing Agreement and Restated Revolving Note
            with Itasca Business Credit, Inc.

14          Code of Ethics for Principal Executive Officer and Senior Financial
            Officers

23          Consent of Grant Thornton LLP

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