Form 10QSB
period 2003-12-31
XATA CORP /MN/
filed 2004-02-13
CIK 854398

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2003 or

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

                         Yes  [X]     No [ ]


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

As of February 1, 2004, the following securities of the Registrant were outstanding: 6,988,298 shares of Common Stock, $.01 par value per share, and 1,612,903 shares of Series B Preferred Stock.

                                XATA Corporation
                                      Index

                                                                                          Page No.
                                                                                          --------
PART I.      FINANCIAL INFORMATION

             Item 1.   Financial Statements:
                 Balance Sheets as of December 31, 2003
                 and September 30, 2003                                                       3

                 Statements of Operations for the Three
                 Months Ended December 31, 2003 and 2002                                      5

                 Statements of Cash Flows for the Three Months
                 Ended December 31, 2003 and 2002                                             6

                 Notes to Financial Statements                                                7

             Item 2.   Management's Discussion and Analysis
                       of Financial Condition and Results of Operations                      13

             Item 3.   Controls and Procedures                                               17

PART II.     OTHER INFORMATION

             Item 1.  Legal Proceedings                                                      18

             Item 2.  Changes in Securities                                                  18

             Item 3.  Defaults upon Senior Securities                                        18

             Item 4.  Submission of Matters to a Vote of Security Holders                    18

             Item 5.  Other Information                                                      18

             Item 6.  Exhibits and Reports on Form 8-K                                       18

SIGNATURES

EXHIBITS

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

XATA CORPORATION
BALANCE SHEETS
DECEMBER 31, 2003 AND SEPTEMBER 30, 2003

                                                                                 DECEMBER 31,         September 30,
                                                                                    2003                  2003
                                                                                 (UNAUDITED)            (audited)
                                                                                 -----------          ------------
ASSETS

Current Assets
     Cash and cash equivalents                                                   $ 4,184,106           $   607,754
     Accounts receivable, less allowances for doubtful accounts
         of $108,000 and $102,000                                                  2,652,966             3,758,938
     Inventories                                                                   1,178,908               943,153
     Deferred product costs                                                          259,367               305,411
     Prepaid expenses                                                                 82,758               123,023
                                                                                 -----------           -----------
                TOTAL CURRENT ASSETS                                               8,358,105             5,738,279

Equipment and Leasehold Improvements, at cost
     Engineering and manufacturing equipment                                         341,038               341,038
     Office furniture and equipment                                                  982,086               979,313
     Leasehold improvements                                                           24,948                24,948
                                                                                 -----------           -----------
                                                                                   1,348,072             1,345,299

     Less: accumulated depreciation and amortization                                (973,090)             (925,873)
                                                                                 -----------           -----------
                TOTAL EQUIPMENT AND LEASEHOLD IMPROVEMENTS                           374,982               419,426

Other Assets
     Capitalized software development costs, less accumulated
         amortization of $6,278,242 and $5,950,426                                   991,374             1,319,190
                                                                                 -----------           -----------
                TOTAL ASSETS                                                     $ 9,724,461           $ 7,476,895
                                                                                 ===========           ===========

See Notes to Financial Statements

                                                                                   DECEMBER 31,           September 30,
                                                                                      2003                    2003
                                                                                   (UNAUDITED)              (audited)
                                                                                   ------------           -------------
LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
     Bank line of credit                                                           $   273,864             $   792,184
     Current maturities of long-term debt                                              225,026                 175,893
     Accounts payable                                                                  838,874               1,462,175
     Accrued expenses                                                                1,041,395               1,014,967
     Deferred revenue                                                                1,590,385               1,524,910
                                                                                   -----------             -----------
                TOTAL CURRENT LIABILITIES                                            3,969,544               4,970,129


Long-Term Debt, net of current maturities                                              194,742                 251,296
Deferred Revenue, non-current                                                          176,816                 221,424
                                                                                   -----------             -----------
                TOTAL LIABILITIES                                                    4,341,102               5,442,849

Commitments                                                                                  -                       -

Shareholders' Equity
     Preferred stock, 4% convertible, 5,000,000 shares
         authorized; 1,612,903 shares issued at December 31, 2003                    3,744,379                       -
     Common stock, par value $0.01 per share; 25,000,000 and 12,000,000
         shares authorized; 6,975,381 and 6,938,575 shares issued                       69,754                  69,386
     Additional paid-in capital                                                     18,466,603              17,767,539
     Accumulated deficit                                                           (16,897,377)            (15,802,879)
                                                                                   -----------             -----------
                TOTAL SHAREHOLDERS' EQUITY                                           5,383,359               2,034,046
                                                                                   -----------             -----------
                TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                         $ 9,724,461             $ 7,476,895
                                                                                   ===========             ===========

See Notes to Financial Statements

XATA CORPORATION
STATEMENTS OF OPERATIONS
THREE MONTHS ENDED DECEMBER 31, 2003 AND 2002

                                                              DECEMBER 31,               December 31,
                                                                  2003                       2002
                                                              (UNAUDITED)                (unaudited)
                                                              ------------               ------------
Net sales                                                     $ 3,269,932                $ 2,984,707
Cost of goods sold                                              2,116,343                  1,992,197
                                                              -----------                -----------
         GROSS PROFIT                                           1,153,589                    992,510

Operating expenses
     Selling, general and administrative                        1,053,127                  1,304,924
     Research and development                                     533,446                    524,648
                                                              -----------                -----------
                                                                1,586,573                  1,829,572
                                                              -----------                -----------

         OPERATING LOSS                                          (432,984)                  (837,062)

Non-operating income (expense)
     Interest income                                                  713                      2,073
     Interest expense                                             (23,492)                    (9,312)
     Other                                                          1,172                     (9,737)
                                                              -----------                -----------
                                                                  (21,607)                   (16,976)
                                                              -----------                -----------

         NET LOSS BEFORE INCOME TAXES                            (454,591)                  (854,038)

Income taxes                                                            -                          -
                                                              -----------                -----------
         NET LOSS                                                (454,591)                  (854,038)

Preferred stock dividends and deemed dividend                    (639,907)                         -
                                                              -----------                -----------
         LOSS TO COMMON SHAREHOLDERS                          $(1,094,498)               $  (854,038)
                                                              ===========                ===========

Loss per common share - basic and diluted:

     Net loss                                                 $     (0.07)               $     (0.12)

     Loss to common shareholders                                    (0.16)                     (0.12)
                                                              ===========                ===========

Weighted average common shares outstanding                      6,950,376                  6,932,466
                                                              ===========                ===========

See Notes to Financial Statements

XATA CORPORATION
STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED DECEMBER 31, 2003 AND 2002

                                                                                             Three Months Ended
                                                                                                December 31,
                                                                                     ---------------------------------
                                                                                        2003                  2002
                                                                                     (UNAUDITED)           (unaudited)
                                                                                     -----------           -----------
Cash provided by (used in) Operating Activities
Net loss                                                                             $  (454,591)          $  (854,038)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
     Depreciation and amortization of equipment and leasehold improvements                47,217                64,900
     Amortization of capitalized software development costs                              327,816               363,927
     Allowance for doubtful accounts                                                       6,000                15,000
     Changes in assets and liabilities:
         Accounts receivable                                                           1,099,972              (341,249)
         Inventories                                                                    (235,755)               81,369
         Accounts payable                                                               (623,301)               95,296
         Accrued expenses and deferred revenue                                            36,370               567,863
         Prepaid expenses and deferred product costs                                      86,309               (20,660)
                                                                                     -----------           -----------
                NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                      290,037               (27,592)

Cash used in Investing Activities
     Purchase of equipment                                                                (2,773)              (77,779)
                                                                                     -----------           -----------
                NET CASH USED IN INVESTING ACTIVITIES                                     (2,773)              (77,779)

Cash provided by Financing Activities
     Net borrowings (payments) on bank line of credit                                   (518,320)              500,611
     Payments on long-term debt                                                           (7,421)              (69,737)
     Net Proceeds from issuance of preferred stock                                     3,710,760                     -
     Proceeds from issuance of warrants                                                   56,403                     -
     Proceeds from options and warrants exercised                                         47,666                 5,781
                                                                                     -----------           -----------
                NET CASH PROVIDED BY FINANCING ACTIVITIES                              3,289,088               436,655
                                                                                     -----------           -----------

                INCREASE IN CASH AND CASH EQUIVALENTS                                  3,576,352               331,284

Cash and Cash Equivalents
     Beginning                                                                           607,754             1,058,119
                                                                                     -----------           -----------
     Ending                                                                          $ 4,184,106           $ 1,389,403
                                                                                     ===========           ===========

Supplemental Disclosures of Cash Flow Information
     Cash payments for interest                                                      $    23,492           $     9,312

Supplemental Schedule of Noncash Investing and Financing Activities
     Preferred stock dividends payable                                               $    10,925           $         -
                                                                                      ==========           ===========

See Notes to Financial Statements

NOTES TO FINANCIAL STATEMENTS

NOTE 1. MANAGEMENT STATEMENT

In the opinion of management of the Company, the accompanying unaudited financial statements contain all adjustments (consisting of only normal, recurring accruals) necessary to present fairly the financial position of the Company as of December 31, 2003, and the results of operations and cash flows for the three months ended December 31, 2003 and 2002. The results of operations for any interim period are not necessarily indicative of the results for the fiscal year ending September 30, 2004. These interim financial statements should be read in conjunction with the Company's annual financial statements and related notes thereto included in the Company's Form 10-KSB and Annual Report to shareholders for the fiscal year ended September 30, 2003.

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

Hardware and software revenue is recognized under SOP 97-2 and SAB 101 when (i) persuasive evidence of an arrangement exists (for example a signed agreement or purchase order), (ii) delivery has occurred, as evidenced by shipping documents and customer acceptance, (iii) the fee is fixed or determinable and payable within twelve months, and (iv) collectibility is probable and supported by credit checks or past payment history. Pursuant to certain contractual arrangements, revenues are recognized for completed systems held at the Company's warehouse pending the receipt of delivery instructions from the customer. As of December 31, 2003, the Company had approximately $39,000 of systems on hand that had been billed to those customers awaiting specific delivery instructions.

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

Application service revenue, which is composed of monthly fees, is recognized ratably over the minimum service contract period, which commences upon the activation of the mobile application module. When system products are sold in conjunction with an application service contract, the Company defers the product revenue and associated production costs (deferred product costs) at shipment and recognizes both ratably over the expected contract term, which to date has been the minimum service contract - generally a one to five year period.

The Company accounts for the resale of certain satellite and other wireless communication services in conjunction with its products based on the gross amount billed to customers.

CAPITALIZED SOFTWARE DEVELOPMENT COSTS: Software development costs incurred after establishing technological feasibility are capitalized. These costs are amortized to cost of goods sold beginning when the product is first released for sale to the general public. Amortization is at the greater of the amount computed using the ratio of current gross revenues for the product to the total of current and anticipated future gross revenues or the straight-line method over the estimated economic life of the product (two to five years). The Company reviews its long-lived assets periodically to determine potential impairment by comparing the carrying value of the long-lived assets with estimated future cash flows expected to result from the use of the assets, including cash flows from disposition. Should the sum of the expected future cash flows be less than the carrying value, the Company would recognize an impairment loss. An impairment loss would be measured by comparing the amount by which the carrying value exceeds the fair value of the long-lived assets. In fiscal 2003, the Company recorded an impairment loss of $49,000, included in cost of goods sold, to write off the net balance of capitalized software development costs related to a product line for which revenue is not expected to be realized in the foreseeable future.

RESEARCH AND DEVELOPMENT COSTS: Expenditures for research and development activities performed by the Company are charged to operations as incurred.

BASIC AND DILUTED NET LOSS PER SHARE: Basic and diluted net loss per common share is computed by dividing the net loss by the weighted average common shares outstanding for the period.

Common stock equivalent shares consist of convertible preferred stock (using the if-converted method) and stock options and warrants (using the treasury stock method). Common stock equivalents as of December 31, 2003 and 2002 included 11,227 and 31,560 shares related to stock options and warrants and included 1,612,903 shares related to convertible preferred stock at December 31, 2003. There were no common stock equivalents as of December 31, 2002 related to convertible preferred stock. Because the Company incurred losses for the three months ended December 31, 2003 and 2002, the inclusion of common stock equivalent shares in the calculation of diluted loss per common share would have an antidilutive effect. Therefore, basic and diluted loss per common share amounts are the same for the three month periods ending December 31, 2003 and 2002.

STOCK-BASED COMPENSATION: The Company has a stock-based employee compensation plan. The Company applied Accounting Principles Board (APB) Opinion 25, Accounting for Stock Issued to Employees, and related Interpretations in accounting for its plan. Under this method, compensation expense is recognized for the amount by which the market price of the common stock on the date of grant exceeds the exercise price of an option. No compensation costs related to stock option grants have been recognized in the consolidated Statements of Operations. The following table illustrates the effect on net loss if the Company had applied the fair value recognition provisions of Financial Accounting Standards Board (FASB) Statement 123, Accounting for Stock-Based Compensation, to its stock-based employee plan.

                                                                  Three Months Ended
                                                                     December 31,
                                                             ---------------------------
                                                                 2003             2002
                                                             ---------------------------
 Net loss, as reported                                       $ (454,591)      $ (854,038)
 Deduct: Total stock-based
      employee compensation expense
      determined under fair value based
      methods for all awards, net of
      related tax effects                                       (67,000)        (104,000)
                                                             -----------      -----------
 Pro forma net loss                                          $ (521,591)      $ (958,038)
                                                             ===========      ===========

 Basic and diluted net loss
 per common share
      As reported                                            $    (0.07)      $    (0.12)
      Pro forma                                                   (0.08)           (0.14)

COMMON STOCK WARRANTS: The Company has, on occasion, issued warrants for the purchase of common stock to directors and consultants. In the three month period ending December 31, 2003, the Company issued various entities associated with Trident Capital, Inc. ("Trident") warrants to purchase 451,226 shares of common stock at an exercise price if $3.17 per share for an aggregate purchase price of $56,403. This issuance of warrants was in connection with Trident's purchase of 1,612,903 shares of Series B Preferred Stock (see Note 6). Additionally, the Company issued Cherry Tree Securities, LLC ("CTS"), who acted as placement agent for the Trident transaction, warrants to purchase an aggregate of 163,264 shares of common stock (130,612 shares at $2.54 per share and 32,652 shares at $3.17 per share).

At December 31, 2003 and 2002, warrants were outstanding to purchase a total of 637,821 and 47,478 shares of common stock at a weighted-average exercise price of $3.04 and $2.19 per share, with a weighted-average remaining life of approximately 4.81 years and 1.70 years.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Disclosures about Pensions and Other Postretirement Benefits

In December, 2003, the Financial Accounting Standards Board (FASB) revised SFAS 132, Employers' Disclosures about Pensions and Other Postretirement Benefits--an amendment of FASB Statements No. 87, 88, and 106. This Statement revises employers' disclosures about pension plans and other postretirement benefit plans. It does not change the measurement or recognition of those plans required by FASB Statements No. 87, Employers' Accounting for Pensions, No. 88, Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, and No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions. This Statement retains the disclosure requirements contained in FASB Statement No. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits, which it replaces. It requires additional disclosures to those in the original Statement 132 about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. This Statement is generally effective for financial statements with fiscal years ending after December 15, 2003. The interim-period disclosures required by this Statement are effective for interim periods beginning after December 15, 2003. Management does not believe the adoption of this revised statement will have any immediate material impact on the Company.

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

 Years ending September 30:
---------------------------
              2004               $   440,000
              2005                 2,080,000
              2006                   770,000
                                 -----------
                                 $ 3,290,000
                                 ===========

NOTE 4. CORPORATE LIQUIDITY

On December 6, 2003, the Company entered into a Common Stock Warrant and Series B Preferred Stock Purchase Agreement with several entities associated with Trident Capital, Inc. ("Trident"), under which Trident purchased 1,612,903 shares of Series B Preferred Stock for $4,096,774, or $2.54 per share (see Note
6).

On December 23, 2003, the Company renewed its line of credit under terms comparable to its previous credit line agreement. The new agreement expires on December 23, 2004 and may be automatically renewed for successive thirty-day periods unless otherwise terminated by either the Company or the lender.

The Company believes its current cash balances, line of credit and vendor terms will provide adequate cash to fund operating needs for the foreseeable future. However, a protracted decline in revenue, significant revenue growth or an increase in product development in the near term may require the Company to obtain additional external funding. Moreover, it is possible that the Company's cash needs may vary significantly from its predictions, due to failure to generate anticipated cash flow or other reasons. No assurance can be given that the Company's predictions regarding its cash needs will prove accurate, that the Company will not require additional financing, that the Company will be able to secure any required additional financing when needed, or that such financing, if obtained at all, will be on terms favorable or acceptable to the Company. If additional financing is required and the Company is unable to secure such additional financing, the Company may need to implement measures to reduce operating costs, including reductions to product development, marketing and other operating activities.

NOTE 5. TRANSACTIONS WITH RELATED PARTY

The Company purchases a significant portion of the hardware components for its products from Phoenix International Corporation (Phoenix), a wholly-owned subsidiary of Deere & Company. John Deere Special Technologies Group, Inc., our largest shareholder, is also a subsidiary of Deere & Company. Payments by the Company to Phoenix totaled $1,014,000 and $335,000 during the three month periods ended December 31, 2003 and 2002. All transactions between Phoenix and the Company have been and will be on terms negotiated at "arms length."

NOTE 6. CAPITAL STOCK

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

         -        Trident Capital Fund-V, L.P.

         -        Trident Capital Fund-V Affiliates Fund, L.P.

         -        Trident Capital Fund-V Affiliates Fund (Q), L.P.

         -        Trident Capital Fund-V Principals Fund, L.P.

         -        Trident Capital Fund-V, C.V.

Under the Stock Purchase Agreement, Trident purchased 1,612,903 shares of Series B Preferred Stock for $4,096,774, or $2.54 per share. Each share of the Preferred Stock is convertible into one share of the Company's Common Stock. The price per share of Preferred Stock and the conversion price for the Common Stock are equal to the "market value" of the Common Stock (as defined in the rules of the Nasdaq Stock Market) on the date of execution of the definitive agreements. The Preferred Stock pays an annual cumulative dividend of 4% of the original issue price (payable in additional shares of Preferred Stock rather than cash, at the option of the holders) and has a non-participating preferred liquidation right equal to the original issue price, plus accrued unpaid dividends.

The Preferred Stock is redeemable at the option of Trident at 100% of the original purchase price plus accrued and unpaid dividends at any time after five years from the date of issuance, or at any time if there is a significant adverse judgment against the Company, the Company defaults on its debts or files for bankruptcy, or in the event of a change of control. However, the Company may decline to redeem any or all of the Preferred Stock at its sole option and discretion, and in such case the annual cumulative dividend on the Preferred Stock will increase from 4% to 10%. The Company may redeem the Preferred Stock at its option after five years from the date of issuance if the market price of its Common Stock is greater than three times the conversion price on each of the sixty consecutive days prior to the redemption date.

Additionally, the Company issued Trident 5-year warrants to purchase 451,226 shares of its Common Stock at an exercise price of $3.17 per share. The aggregate purchase price of the warrants was $56,403. The warrants permit "cashless exercise."

In connection with this transaction, the Company recognized a non-cash deemed dividend of $628,982. The deemed dividend was recorded as an addition to preferred stock with a corresponding reduction of retained earnings. The addition was recognized at the date of issuance of the preferred stock, the same date at which the shares were eligible for conversion.

As required under the Stock Purchase Agreement, the Company filed a Registration Statement on Form S-3 to register the resale, from time to time, of the Common Stock to be issued pursuant to conversion of the Preferred Stock and exercise of the warrants, and a reasonable estimate of any Common Stock to be issued as dividends on the Preferred Stock.

                  [REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provides information we believe is relevant to an assessment and understanding of our results of operations and financial condition. This discussion should be read in conjunction with the financial statements in Item 1 and our report on Form 10-KSB for the year ended September 30, 2003.

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

Recently issued accounting pronouncements. See Note 2 in Notes to Financial Statements.

RESULTS OF OPERATIONS

Net Sales. Our net sales for the three months ended December 31, 2003 were $3.27 million, versus net sales of $2.98 million for the three months ended December 31, 2002. We believe the increase in sales in the current quarter was primarily due to higher software maintenance, support and professional services revenues resulting from activities related to new hours-of-service rules issued by the Federal Motor Carrier Safety Administration.

Cost of Goods Sold. Cost of goods sold includes the direct product costs associated with fulfilling customer orders as well as certain fixed expenses. Such fixed expenses include costs relating to our system implementation and support staff, expenses associated with the enhancement of released products, and non-cash amortization expense of capitalized software development costs. Product sales mix, order discounts and other variable and fixed expenses impact cost of goods sold. Cost of goods sold in the three months ended December 31, 2003 was $2.12 million (65% of net sales), versus $1.99 million (67% of net sales) for the comparable prior year period. Cost of sales as a percent of net sales decreased in the first quarter compared to the first quarter of fiscal 2003 due primarily to a more favorable sales mix, including an increase in software services revenue.

Operating Expenses. Operating expenses include research and development expenses, as well as selling, general and administrative expenses. Total operating expenses were $1.59 million (49% of net sales) for the three months ended December 31, 2003 compared to $1.83 million (61% of net sales) for the comparable prior year period.

Selling, general and administrative expenses were $1.05 million (32% of net sales) for the three months ended December 31, 2003, compared to $1.30 million (44% of net sales) for the comparable prior year period. These expenses decreased in the current year quarter due to the implementation of several initiatives to reduce our overall operating expenses.

Research and development expenses during the three months ended December 31, 2003 were $533,000, versus $525,000 in the comparable fiscal 2003 period. Costs associated with research and development activities are expensed in the period they are incurred. We capitalize software development expenditures after we establish technological feasibility of new products, and later amortize these capitalized amounts to cost of goods sold. In the three months ended December 31, 2003, we did not capitalize any software development costs because the expenditures were primarily on products that have not attained technological feasibility.

Overall product development expenses totaled $586,000 in the three months ended December 31, 2003. These include $533,000 of research and development expense associated with the development of new products, coupled with $53,000 expended on the enhancement of released products (included as a component of cost of goods sold).

Non-operating Income and Expense. Interest expense for the three months ended December 31, 2003 was $23,000 compared to $9,000 in the same prior year period. Interest expense in the prior year was less than the current year because our current credit line was not established until late in the first fiscal quarter of 2003. Interest expense for both periods also included interest on a note payable. Interest income for the three months ended December 31, 2003 and 2002 was negligible due to a low average balance in our investment account.

Income Taxes. No income tax benefit or expense was recorded for the three-month periods ended December 31, 2003 and 2002. We periodically review the valuation allowance we have established for our deferred tax assets. Realization of deferred tax assets is dependent upon sufficient future taxable income during periods when deductible temporary differences and carryforwards are expected to be available to reduce taxable income. The amount of the net deferred tax asset considered realizable could be increased in the future if we return to profitability and actual future taxable income is higher than currently estimated.

Net Loss. Net loss for the three months ended December 31, 2003 was $455,000, compared to a net loss of $854,000 for the three months ended December 31, 2002. The decreased net loss in the current three-month period was primarily due to higher revenue, lower cost of sales and reduced operating expenses.

Outlook. We have been awarded orders totaling approximately $8 million for our OpCenter(TM) fleet management system related to the United States Postal Service 2004 cargo van purchase. We expect these orders to significantly contribute to total fiscal 2004 revenue.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2003, our working capital totaled $4.39 million compared to working capital of $768,000 at September 30, 2003. The increase in working capital was primarily the result of the Trident investment in our Series B Preferred Stock (see Note 6 in Notes to Financial Statements).

Cash provided by operating activities during the three months ended December 31, 2003 totaled $290,000 compared to cash used in operating activities of $28,000 for the same period last year. Cash provided by operating activities for the three months ended December 31, 2003 resulted primarily from a $1.1 million decrease in accounts receivable, non-cash amortization and depreciation expenses totaling $375,000, and a $86,000 decrease in prepaid expenses and deferred product costs. These increases were offset by a $236,000 increase in inventories, a $587,000 decrease in accounts payable and other accrued expenses and our $455,000 net loss. Deferred product costs relate to the manufacturing costs of the system products for which revenue has been deferred. We expect deferred revenue and deferred product costs to increase in future periods due to anticipated growth in service contract sales related to our XATANET(TM) system. We expect non-cash amortization expense to decrease over the next two fiscal years as we complete the amortization of the majority of previously capitalized software development costs.

Cash used in investing activities was $3,000 for purchases of equipment in the three months ended December 31, 2003. During the same period last year, $78,000 was invested in equipment, primarily for the production of our XATA Application Module mobile computing unit.

Cash provided by financing activities was $3.29 million in the three months ended December 31, 2003 compared to $437,000 during the same period a year ago. Cash provided by financing activities in the current period was due to the $3.82 million net proceeds from the Trident purchase of Series B Preferred Stock, offset by $527,000 of principal payments on our bank credit line and long-term debt.

On December 23, 2003, we renewed our line of credit under terms comparable to our previous credit line agreement. Advances under the line of credit accrue interest at prime rate plus 2.90 percent. The terms of the credit agreement include a provision for minimum monthly interest payments. The line is subject to borrowing base requirements, based on eligible accounts receivable, and is collateralized by substantially all Company assets. On December 31, 2003, the maximum borrowing availability on the line was approximately $850,000. The new agreement expires on December 23, 2004 and may be automatically renewed for successive thirty-day periods unless otherwise terminated by either us or the lender.

On June 10, 2003, we amended our note payable to Deere & Company. The note, which originated April 20, 2000 in the amount of $1,000,000, includes monthly principal and interest payments to Deere. The amendment relieved our obligation to make principal payments for six months. Principal and interest payments resumed with our January 1, 2004 payment. As of December 31, 2003, the principal balance owed on the note was $416,000.

We believe our current cash balances, line of credit and vendor terms will provide adequate cash to fund operating needs for the foreseeable future. However, a protracted decline in revenue, significant revenue growth or an increase in product development in the near term may require us to obtain external funding. Moreover, it is possible that our cash needs may vary significantly from its predictions, due to failure to generate anticipated cash flow or other reasons. No assurance can be given that our predictions regarding our cash needs will prove accurate, that we will not require additional financing, that we will be able to secure any required additional financing when needed, or that such financing, if obtained at all, will be on terms favorable or acceptable to us. If additional financing is required and we are unable to secure such additional financing, we may need to implement measures to reduce operating costs, including reductions to product development, marketing and other operating activities.

TRANSACTIONS WITH RELATED PARTY

We purchase our new XATA Application Module (XAM) mobile computing and communication devices from Phoenix International Corporation, a wholly owned subsidiary of Deere & Company. Deere is our largest shareholder and is currently represented by three individuals serving on our Board of Directors. Phoenix International fabricates the XAM units to our detailed design specifications. We retain full ownership to the intellectual property rights of the XAM design. Our terms with Phoenix International are comparable to those we have with non-affiliated vendors. Payments to Phoenix International in the three-month period ended December 31, 2003 totaled $1.01 million. These amounts may increase over time to the extent sales of our XAM units and related products increase. We have no dependence on this vendor and are able to purchase the fabrication of this product from other vendors if necessary or desirable.

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

FORWARD-LOOKING STATEMENTS

This document includes forward-looking statements based on current expectations. Actual results may differ materially. These forward-looking statements involve a number of risks and uncertainties about us, our business, our customers, the economy and the business environment in general. Risks and uncertainties about us include, but are not limited to, the following:

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

You are encouraged to read more about the specific risks and uncertainties of our business. We have described those that we currently consider most important in our report on Form 10-KSB for our fiscal year ended September 30, 2003. We undertake no obligation to update our disclosures in this regard.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         None

ITEM 2. CHANGES IN SECURITIES

         On December 6, 2003, the Company entered into a Common Stock Warrant and Series B Preferred Stock Purchase Agreement with several entities associated with Trident Capital, Inc. See Note 6 of Notes to Financial Statements in the Report. These securities were issued without registration under the Securities Act of 1933 in reliance upon the exemptions contained in Sections 4(2) and 4(6) of the Act and Regulation D thereunder. The investors have represented that they are "accredited" investors as defined in Regulation D. Cherry Tree Securities, LLC acted as placement agent in consideration of a $320,000 cash fee and 7-year warrants for purchase of an aggregate of 163,264 shares of common stock (130,612 shares at $2.54 per share and 32,652 shares at $3.17 per share). These warrants permit "cashless exercise" and provide the holders with piggyback registration rights.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 5. OTHER INFORMATION

         None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibit
-------
4.2.1    Certificate of Amendment of Certificate of Designation of Preferences
         of Series B Preferred Stock

11       Earnings per share computation

31.1     Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2     Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1     Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to
         Section 906 of the Sarbanes-Oxley Act of 2002

32.2     Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to
         Section 906 of the Sarbanes-Oxley Act of 2002

Reports on Form 8-K

1. Report on Form 8-K dated November 24, 2003 concerning the press release for financial results for the 2003 fiscal year ending September 30, 2003.

2. Report on Form 8-K dated December 9, 2003 concerning the purchase by several entities associated with Trident Capital, Inc. of 1,612,903 shares of Series B Preferred Stock from the Company.

                  [REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     Dated: February 13, 2004        XATA Corporation
                                     (Registrant)

                                      by:     /s/  John G. Lewis
                                          --------------------------------------
                                          John G. Lewis
                                          Chief Financial Officer
                                          (Signing as Principal Financial
                                          and Accounting Officer and as
                                          Authorized Signatory of Registrant)