Form 10QSB
period 2004-03-31
XATA CORP /MN/
filed 2004-05-14
CIK 854398

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2004 or

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

Registrant’s telephone number, including area code: (952) 707-5600

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

Yes [X] No [   ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of May 1, 2004, the following securities of the Registrant were outstanding: 7,154,694 shares of Common Stock, $.01 par value per share, and 1,612,903 shares of Series B Preferred Stock.

XATA Corporation
Index

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

XATA CORPORATION

BALANCE SHEETS
MARCH 31, 2004 AND SEPTEMBER 30, 2003
(UNAUDITED)

	March 31,	September 30,
ASSETS	2004	2003
Current Assets
Cash and cash equivalents	$4,209,235	$607,754
Accounts receivable, less allowances for doubtful accounts of $114,000 and $102,000	4,264,764	3,758,938
Inventories	664,728	943,153
Deferred product costs	342,434	305,411
Prepaid expenses	147,306	123,023

Total current assets	9,628,467	5,738,279
Equipment and Leasehold Improvements, at cost
Engineering and manufacturing equipment	341,038	341,038
Office furniture and equipment	1,007,813	979,313
Leasehold improvements	24,948	24,948

	1,373,799	1,345,299
Less: accumulated depreciation and amortization	(1,022,114)	(925,873)

Total equipment and leasehold improvements	351,685	419,426
Other Assets
Capitalized software development costs, less accumulated amortization of $6,512,363 and $5,950,426	757,253	1,319,190

Total assets	$10,737,405	$7,476,895

See Notes to Financial Statements

	March 31,	September 30,
LIABILITIES AND SHAREHOLDERS’ EQUITY	2004	2003
Current Liabilities
Bank line of credit	$524,805	$792,184
Current maturities of long-term debt	224,879	175,893
Accounts payable	864,867	1,462,175
Accrued expenses	1,213,688	1,014,967
Deferred revenue	1,873,717	1,524,910

Total current liabilities	4,701,956	4,970,129
Long-Term Debt, net of current maturities	137,336	251,296
Deferred Revenue, non-current	554,448	221,424

Total liabilities	5,393,740	5,442,849
Commitments	—	—
Shareholders’ Equity
Preferred stock, 4% convertible, 5,000,000 shares authorized; 1,612,903 shares issued at March 31, 2004	3,744,379	—
Common stock, par value $0.01 per share; 25,000,000 and 12,000,000 shares authorized; 7,148,694 and 6,938,575 shares issued	71,487	69,386
Additional paid-in capital	18,635,704	17,767,539
Accumulated deficit	(17,107,905)	(15,802,879)

Total shareholders’ equity	5,343,665	2,034,046

Total liabilities and shareholders’ equity	$10,737,405	$7,476,895

See Notes to Financial Statements

XATA CORPORATION

STATEMENTS OF OPERATIONS
THREE AND SIX MONTHS ENDED MARCH 31, 2004 AND 2003
(UNAUDITED)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2004	2003	2004	2003
Net sales	$4,703,000	$1,730,549	$7,972,932	$4,715,256
Cost of goods sold	3,130,161	1,638,620	5,246,504	3,630,817

Gross profit	1,572,839	91,929	2,726,428	1,084,439
Operating expenses
Selling, general and administrative	1,297,707	990,699	2,350,834	2,295,623
Research and development	434,692	450,783	968,138	975,431

	1,732,399	1,441,482	3,318,972	3,271,054

Operating loss	(159,560)	(1,349,553)	(592,544)	(2,186,615)
Non-operating income (expense)
Interest income	6,462	2,054	7,175	4,127
Interest expense	(16,462)	(19,084)	(39,954)	(28,396)
Other	—	13,764	1,172	4,027

	(10,000)	(3,266)	(31,607)	(20,242)

Net loss before income taxes	(169,560)	(1,352,819)	(624,151)	(2,206,857)
Income taxes	—	—	—	—

Net loss	(169,560)	(1,352,819)	(624,151)	(2,206,857)
Preferred stock dividends and deemed dividend	(40,968)	—	(680,875)	—

Loss to common shareholders	$(210,528)	$(1,352,819)	$(1,305,026)	$(2,206,857)

Loss per common share - basic and diluted:
Net loss	$(0.02)	$(0.20)	$(0.09)	$(0.32)
Loss to common shareholders	(0.03)	(0.20)	(0.19)	(0.32)

Weighted average common and common share equivalents
Basic and Diluted	7,006,293	6,933,825	6,976,654	6,933,146

XATA CORPORATION

STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED MARCH 31, 2004 AND 2003
(UNAUDITED)

	Six Months Ended
	March 31,
	2004	2003
Cash used in Operating Activities
Net loss	$(624,151)	$(2,206,857)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of equipment and leasehold improvements	96,241	129,122
Amortization of capitalized software development costs	561,937	727,854
Provision for bad debts	12,000	26,232
Deferred compensation	17,403	—
Write-off of software product	—	48,594
Changes in assets and liabilities:
Accounts receivable	(517,826)	1,327,331
Inventories	278,425	(409,666)
Accounts payable	(597,308)	(334,447)
Accrued expenses and deferred revenue	828,659	195,225
Prepaid expenses and deferred product costs	(61,306)	(169,660)

Net cash used in operating activities	(5,926)	(666,272)
Cash used in Investing Activities
Purchase of equipment	(28,500)	(79,498)

Net cash used in investing activities	(28,500)	(79,498)
Cash provided by Financing Activities
Net borrowings (payments) on bank line of credit	(267,379)	446,427
Payments on long-term debt	(64,974)	(137,555)
Net proceeds from issuance of preferred stock	3,710,760	—
Net proceeds from issuance of warrants	56,403	—
Proceeds from exercise of options and warrants	201,097	5,781

Net cash provided by financing activities	3,635,907	314,653

Increase (decrease) in cash and cash equivalents	3,601,481	(431,117)
Cash and Cash Equivalents
Beginning	607,754	1,058,119

Ending	$4,209,235	$627,002

Supplemental Disclosures of Cash Flow Information
Cash payments for interest	$39,954	$28,396
Supplemental Schedule of Noncash Investing and Financing Activities
Preferred stock dividends payable	$51,893	$—

See Notes to Financial Statements

NOTES TO FINANCIAL STATEMENTS

Note 1. Management Statement

Financial statements for the interim periods included herein are unaudited; however, in the opinion of management of the Company, the accompanying unaudited financial statements contain all adjustments (consisting of only normal, recurring accruals) necessary to present fairly the financial position of the Company as of March 31, 2004, the results of operations for the three and six months ended March 31, 2004 and 2003, and cash flows for the six months ended March 31, 2004 and 2003. The results of operations for any interim period are not necessarily indicative of the results for the fiscal year ending September 30, 2004. These interim financial statements should be read in conjunction with the Company’s annual financial statements and related notes thereto included in the Company’s Form 10-KSB and Annual Report to shareholders for the fiscal year ended September 30, 2003. The balance sheet as of September 30, 2003 included herein is derived from the audited balance sheet as of that date.

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

Hardware and software revenue is recognized under SOP 97-2 and SAB 101 when (i) persuasive evidence of an arrangement exists (for example a signed agreement or purchase order), (ii) delivery has occurred, as evidenced by shipping documents and customer acceptance, (iii) the fee is fixed or determinable and payable within twelve months, and (iv) collectibility is probable and supported by credit checks or past payment history. Pursuant to certain contractual arrangements, revenues are recognized for completed systems held at the Company’s warehouse pending the receipt of delivery instructions from the customer. As of March 31, 2004, the Company had approximately $37,000 of systems on hand that had been billed to those customers awaiting specific delivery instructions.

Many of the Company’s customers purchase software maintenance agreements annually. Customers may also purchase extended warranty and service support contracts. Revenue from maintenance agreements, extended warranties and service support contracts are deferred and recognized ratably over the contract period. Fees for professional services are recognized as they are performed.

With regard to software arrangements involving multiple elements, the Company allocates revenue to each element based on the relative fair value of each element. The Company’s determination of fair value of each element in multiple-element arrangements is based on vendor-specific objective evidence (VSOE). The Company limits its assessment of VSOE for each element to the price charged when the same element is sold separately. The Company has analyzed all of the elements included in its multiple-element arrangements and has determined that it has sufficient VSOE to allocate revenue to post-contract customer support (PCS) components of its license arrangements. VSOE for PCS is determined based upon the customer’s annual renewal rates for these elements. Accordingly, assuming all other revenue recognition criteria are met, revenue from perpetual licenses is recognized upon delivery, and revenue from PCS is recognized ratably over the applicable term, typically one year.

Application service revenue, which is composed of monthly fees, is recognized ratably over the minimum service contract period, which commences upon the activation of the mobile application module. When system products are sold in conjunction with an application service contract, the Company defers the product revenue and associated product costs (deferred product costs) at shipment and recognizes both ratably over the expected contract term, which to date has been the minimum service contract — generally a one to five year period.

The Company accounts for the resale of certain satellite and other wireless communication services in conjunction with its products based on the gross amount billed to customers.

Capitalized software development costs: Software development costs incurred after establishing technological feasibility are capitalized. These costs are amortized to cost of goods sold beginning when the product is first released for sale to the general public. The dollar amount amortized is the greater of the amount computed using the ratio of current gross revenues for the product to the total of current and anticipated future gross revenues or the straight-line method over the estimated economic life of the product (two to five years). The Company reviews its long-lived assets periodically to determine potential impairment by comparing the carrying value of the long-lived assets with estimated future cash flows expected to result from the use of the assets, including cash flows from disposition. If the sum of the expected future cash flows is less than the carrying value, the Company would recognize an impairment loss. An impairment loss would be measured by comparing the amount by which the carrying value exceeds the fair value of the long-lived assets. In fiscal 2003, the Company recorded an impairment loss of $49,000, included in cost of goods sold, to write off the net balance of capitalized software development costs related to a product line for which revenue was not expected to be realized in the foreseeable future.

Research and development costs: Expenditures for research and development activities performed by the Company are charged to operations as incurred.

Basic and diluted net loss per share: Basic and diluted net loss per common share is computed by dividing the net loss by the weighted average common shares outstanding for the period.

Common stock equivalent shares consist of convertible preferred stock (using the if-converted method), stock options and warrants (using the treasury stock method), and the unvested portion of issued restricted stock. Common stock equivalents as of March 31, 2004 and 2003 included 358,387 and 38,844 shares related to stock options and warrants. Additional common stock equivalents as of March 31, 2004 include 1,612,903 shares of convertible preferred stock and 111,064 unvested shares of restricted stock. There were no common stock equivalents as of March 31, 2003 related to convertible preferred stock or unvested restricted stock. Because the Company incurred losses for the three and six months ended March 31, 2004 and 2003, the inclusion of common stock equivalent shares in the calculation of diluted loss per common share would have an antidilutive effect. Therefore, basic and diluted loss per common share amounts are the same for the three and six month periods ending March 31, 2004 and 2003.

Stock-based compensation: The Company applies Accounting Principles Board (APB) Opinion 25, Accounting for Stock Issued to Employees, and related Interpretations in accounting for its stock-based employee compensation plan. Under this method, compensation expense is recognized for the amount by which the market price of the common stock on the date of grant exceeds the exercise price of an option. No compensation costs related to stock option grants have been recognized in the consolidated Statements of Operations. The following table illustrates the effect on net loss if the Company had applied the fair value recognition provisions of Financial Accounting Standards Board (FASB) Statement 123, Accounting for Stock-Based Compensation, to its stock-based employee plan.

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2004	2003	2004	2003
Net loss, as reported	$(169,560)	$(1,352,819)	$(624,151)	$(2,206,857)
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	(105,000)	(124,000)	(172,000)	(228,000)

Pro forma net loss	$(274,560)	$(1,476,819)	$(796,151)	$(2,434,857)

Basic and diluted net loss per common share
As reported	$(0.02)	$(0.20)	$(0.09)	$(0.32)
Pro forma	(0.04)	(0.21)	(0.11)	(0.35)

Restricted stock awards: The Company recently changed its long-term incentive compensation practices by granting restricted shares of common stock rather than stock options. In the three months ended March 31, 2004, the Company granted a total of 111,064 restricted shares of common stock to various management employees. Each grant of restricted shares vests over three years and shares granted may not be sold until three years after the date of grant. In the three months ended March 31, 2004, the Company amortized approximately $17,000 of deferred compensation related to restricted stock awards.

Common stock warrants: The Company has, on occasion, issued warrants for the purchase of common stock to directors and consultants. In the six-month period ending March 31, 2004, the Company issued various entities associated with Trident Capital, Inc. (“Trident”) warrants to purchase 451,226 shares of common stock at an exercise price of $3.17 per share for an aggregate purchase price of $56,403. This issuance of warrants was in connection with Trident’s purchase of 1,612,903 shares of Series B Preferred Stock (see Note 6). Additionally, the Company issued Cherry Tree Securities, LLC (“CTS”), who acted as placement agent for the Trident transaction, warrants to purchase an aggregate of 163,264 shares of common stock (130,612 shares at $2.54 per share and 32,652 shares at $3.17 per share).

At March 31, 2004 and 2003, warrants were outstanding to purchase a total of 629,490 and 47,478 shares of common stock at a weighted-average exercise price of $3.06 and $2.19 per share, with a weighted-average remaining life of approximately 4.62 years and 1.46 years.

Note 3. Commitments

Reseller Commitment

On October 11, 2002, the Company entered into a U.S. Value Added Reseller Agreement with ORBCOMM LLC. Pursuant to this agreement, the Company is authorized to resell certain satellite communication services in conjunction with its products. In exchange for favorable pricing, the Company has committed to certain volume minimums. On March 30, 2004, the Company and ORBCOMM amended this agreement by revising certain commitment dates. Approximate future minimum purchases in excess of units already activated under customer agreements are as follows:

Fiscal Years ending September 30:
2005	$1,180,000
2006	1,439,000

$2,619,000

Note 4. Corporate Liquidity

On December 6, 2003, the Company entered into a Common Stock Warrant and Series B Preferred Stock Purchase Agreement with several entities associated with Trident Capital, Inc. (“Trident”), under which Trident purchased 1,612,903 shares of Series B Preferred Stock for $4,096,774, or $2.54 per share (see Note 6).

On December 23, 2003, the Company renewed its line of credit under terms comparable to its previous credit line agreement. The new agreement expires on December 23, 2004 and may be automatically renewed for successive thirty-day periods unless otherwise terminated by either the Company or the lender.

The Company believes its current cash balance, line of credit and vendor terms will provide adequate cash to fund operating needs for the foreseeable future. However, a protracted decline in revenue, significant revenue growth or an increase in product development in the near term may require the Company to obtain additional external funding. Moreover, it is possible that the Company’s cash needs may vary significantly from its predictions, due to failure to generate anticipated cash flow or other reasons. No assurance can be given that the Company’s predictions regarding its cash needs will prove accurate, that the Company will not require additional financing, that the Company will be able to secure any required additional financing when needed, or that such financing, if obtained at all, will be on terms favorable or acceptable to the Company. If additional financing is required and the Company is unable to secure such additional financing, the Company may need to implement measures to reduce operating costs, including reductions to product development, marketing and other operating activities.

Note 5. Transactions with Related Party

The Company currently purchases a significant portion of the hardware components for its products from Phoenix International Corporation (Phoenix), a wholly owned subsidiary of Deere & Company. John Deere Special Technologies Group, Inc., our largest shareholder, is also a subsidiary of Deere & Company. Payments by the Company to Phoenix totaled $709,000 and $1,723,000 during the three and six-month periods ended March 31, 2004. All transactions between Phoenix and the Company have been, and will continue to be, on terms negotiated at “arms length.”

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

     On December 6, 2003, the Company entered into a Common Stock Warrant and Series B Preferred Stock Purchase Agreement (the “Stock Purchase Agreement”) with the following entities associated with Trident Capital, Inc. (collectively “Trident”):

–	Trident Capital Fund-V, L.P.

–	Trident Capital Fund-V Affiliates Fund, L.P.

–	Trident Capital Fund-V Affiliates Fund (Q), L.P.

–	Trident Capital Fund-V Principals Fund, L.P.

–	Trident Capital Fund-V, C.V.

Under the Stock Purchase Agreement, Trident purchased 1,612,903 shares of Series B Preferred Stock for $4,096,774, or $2.54 per share. Each share of the Preferred Stock is convertible into one share of the Company’s Common Stock. The price per share of Preferred Stock and the conversion price for the Common Stock are equal to the “market value” of the Common Stock (as defined in the rules of the Nasdaq Stock Market) on the date of execution of the definitive agreements. The Preferred Stock pays an annual cumulative dividend of 4% of the original issue price (payable in additional shares of Preferred Stock rather than cash, at the option of the holders) and has a non-participating preferred liquidation right equal to the original issue price, plus accrued unpaid dividends.

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

Additionally, the Company issued Trident 5-year warrants to purchase 451,226 shares of its Common Stock at an exercise price of $3.17 per share. The aggregate purchase price of the warrants was $56,403. The warrants permit “cashless exercise.”

In connection with this transaction, the Company recognized a one-time, non-cash deemed dividend of $628,982 relating to the beneficial conversion portion of the preferred stock. The beneficial conversion portion was determined by allocating the Trident proceeds on a fair value basis between the preferred stock and the warrants. The amount of the deemed dividend was the difference between the deemed fair value of the preferred stock and the purchase price on the date of the transaction. The deemed dividend was recorded as an addition to preferred stock with a corresponding reduction of retained earnings. The addition was recognized at the date of issuance of the preferred stock, the same date at which the shares were eligible for conversion. See also Exhibit 11 filed herewith.

As required under the Stock Purchase Agreement, the Company filed a Registration Statement on Form S-3 to register the resale, from time to time, of the Common Stock to be issued pursuant to conversion of the Preferred Stock and exercise of the warrants, and a reasonable estimate of any Common Stock to be issued as dividends on the Preferred Stock. This Registration Statement was declared effective on March 31, 2004 by the Securities and Exchange Commission.

[Remainder of Page Intentionally Left Blank]

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provides information we believe is relevant to an assessment and understanding of our results of operations and financial condition. This discussion should be read in conjunction with the financial statements in Item 1 and our report on Form 10-KSB for the year ended September 30, 2003.

Overview

XATA provides onboard fleet management systems to the private fleet trucking market. Our products combine global positioning, wireless communications and fleet management software to provide an enterprise fleet management system for many of North America’s largest trucking fleets. Our systems provide mobile two-way messaging and real-time vehicle location. Additionally, our products automate driver log requirements and state fuel tax reporting, as well as collect data for vehicle diagnostics, driver performance and mileage. Our systems enable our customers to reduce fuel costs, increase operational efficiencies, improve safety and enhance customer service. Our product offerings consist of OpCenter™, our comprehensive Windows-based fleet management system, and XATANET™, our Web-based fleet management system.

We experienced a significant increase in sales in the second quarter of fiscal 2004 when compared to both the first quarter of fiscal 2004 and the second quarter of fiscal 2003. This is due to several factors favorably impacting our business, including a large program with the United States Postal Service to equip 1,800 vehicles, growth in new heavy-duty truck sales, increasing fleet operating costs and greater funding by prospects and customers for technology initiatives targeted at improving fleet operating efficiencies.

Critical Accounting Policies

Accounting policies, methods and estimates are an integral part of our financial statements and are based upon management’s current judgments. Certain accounting policies, methods and estimates are particularly important because of their significance to the financial statements. Note 2 of the Notes to Financial Statements include a summary of the significant accounting policies and methods we use. The following is a discussion of what we believe to be the most critical of these policies and methods.

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

Many of our customers purchase software maintenance agreements annually. Customers may also purchase extended warranty and service support contracts. Revenue from maintenance agreements, extended warranties and service support contracts are deferred and recognized ratably over the contract period. When invoiced in advance, fees for professional services are recognized as they are performed.

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

Results of Operations

The following table sets forth certain Statements of Operations data as a percentage of net sales:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2004	2003	2004	2003
Net sales	100%	100%	100%	100%
Gross profit	33%	5%	34%	23%
Selling, general and administrative	28%	57%	29%	49%
Research and development	9%	26%	12%	21%
Operating loss	-3%	-78%	-7%	-46%
Net loss	-4%	-78%	-8%	-47%

Net Sales. Our net sales for the three months ended March 31, 2004 were $4.70 million, versus net sales of $1.73 million for the three months ended March 31, 2003. Net sales for the six months ended March 31, 2004 were $7.97 million, versus net sales of $4.72 million for the six months ended March 31, 2003. For the three and six months ended March 31, 2004, net sales derived from OpCenter hardware and software were $3.75 million and $5.74 million, net sales from software maintenance support and services sales were $785,000 and $1.87 million, and recognized sales of XATANET equipment and services totaled $173,000 and $370,000.

Net sales increased in the current quarter due to strong sales of our OpCenter™ enterprise fleet management system, led by sales to the United States Postal Service (USPS). In December 2003, we were awarded orders totaling approximately $8.0 million from two truck manufacturers as part of the USPS 2004 cargo van purchase. USPS specified our OpCenter system as a component for each of the 1,800 trucks it will purchase from these truck manufacturers. We generally recognize revenue for the hardware and software components of these orders at the time of delivery. We defer revenue for software maintenance, extended warranties and service support contracts and recognize such revenue ratably over the contract period. In the three months ended March 31, 2004, net sales derived from the USPS 2004 cargo van orders totaled $935,000. We expect to complete delivery of the hardware and software components of these orders by December 31, 2004.

Cost of Goods Sold. Cost of goods sold includes the direct product costs associated with fulfilling customer orders as well as certain fixed expenses. Fixed expenses include costs related to our system implementation and support staff, expenses associated with the enhancement of released products, and non-cash amortization of capitalized software development costs. Product sales mix, order discounts and other variable and fixed expenses impact cost of goods sold. Cost of goods sold in the three months ended March 31, 2004 was $3.13 million, versus $1.64 million for the comparable prior year period. In the six months ended March 31, 2004 cost of goods sold was $5.25 million, versus $3.63 million for the comparable prior year period. Cost of sales as a percent of net sales decreased in the current fiscal year periods compared to the same prior year periods primarily because of higher net sales that offset the fixed expense items included in cost of goods sold, as well as a more favorable sales mix, including an increase in software services revenue.

Operating Expenses. Operating expenses include research and development expenses, as well as selling, general and administrative expenses. Total operating expenses were $1.73 million for the three months ended March 31, 2004 compared to $1.44 million for the comparable prior year period. For the six months ended March 31, 2004, total operating expenses were $3.32 million, versus $3.27 million for the six months ended March 31, 2003.

Selling, general and administrative expenses were $1.30 million for the three months ended March 31, 2004, compared to $991,000 for the comparable prior year period. These expenses increased in the current year quarter due to higher selling expenses, accrued incentive compensation and expenses associated with financing activities. For the six months ended March 31, 2004, selling, general and administrative expenses were $2.35 million compared to $2.30 million for the comparable prior year period.

Research and development expenses during the three months ended March 31, 2004 were $435,000, versus $451,000 in the comparable fiscal 2003 period. For the six months ended March 31, 2004, research and development expenses were $968,000, versus $975,000 in the comparable fiscal 2003 period. Costs associated with research and development activities are expensed in the period they are incurred. We capitalize software development expenditures after we establish technological feasibility of new products, and later amortize these capitalized amounts to cost of goods sold based on the anticipated useful life of the product. We determine the useful life of each product based upon its anticipated future net revenues. In the three and six months ended March 31, 2004, we did not capitalize any software development costs because the expenditures were primarily on products that have not attained technological feasibility.

Overall product development expenses totaled $603,000 in the three months ended March 31, 2004. These include $435,000 of research and development expense associated with the development of new products, coupled with $168,000 expended on the enhancement of released products (included as a component of cost of goods sold). For the six months ended March 31, 2004, overall product development expenses totaled $1.19 million, including $968,000 of research and development expense associated with the development of new products and $221,000 expended on the enhancement of released products.

Non-operating Income and Expense. Interest expense for the three months ended March 31, 2004 was $16,000 compared to $19,000 in the same prior year period. For the six months ended March 31, 2004, interest expense was $40,000 compared to $28,000 in the same prior year period. Interest expense increased in the current year six-month period because of a greater use of our bank line of credit in the first fiscal quarter. Interest income for the three months ended March 31, 2004 was $6,000, versus $2,000 in the comparable prior year period. For the six months ended March 31, 2004, interest income was $7,000, versus $4,000 in the comparable prior year period. The increase in the current year was due to a higher cash balance in our investment account.

Income Taxes. No income tax benefit or expense was recorded for the three or six-month periods ended March 31, 2004 or 2003. We periodically review the valuation allowance we have established for our deferred tax assets. Realization of deferred tax assets is dependent upon sufficient future taxable income during periods when deductible temporary differences and carryforwards are expected to be available to reduce taxable income. The amount of the net deferred tax asset considered realizable could be increased in the future if we return to profitability and actual future taxable income is higher than currently estimated.

Net Loss. Net loss for the three months ended March 31, 2004 was $170,000, compared to $1.35 million for the three months ended March 31, 2003. For the six months ended March 31, 2004, net loss was $624,000, compared to $2.21 million for the six months ended March 31, 2003. The decreased net loss in the current year periods primarily resulted from our higher net sales.

Outlook. We expect the orders received in December, 2003 totaling $8.0 million associated with the USPS 2004 cargo van purchase will significantly contribute to our total fiscal 2004 revenue. Additionally, in April 2004, we began shipping product under our program with Penske Truck Leasing Co., L.P. under which we provide Penske a private labeled version of our XATANET web-based fleet management system. In this arrangement, Penske pays us for the system hardware and associated service fees for the initial service term for each subscriber unit in the month following the delivery of each unit. Consistent with other XATANET sales, revenue associated with systems sold to Penske is recognized over the initial term of each subscription rather than at the time of delivery. Because of this, we expect that reported revenue from this arrangement will occur gradually as the subscription volume grows.

Liquidity and Capital Resources

At March 31, 2004, our working capital totaled $4.93 million compared to working capital of $768,000 at September 30, 2003. The increase in working capital was primarily the result of the Trident investment in our Series B Preferred Stock (see Note 6 in Notes to Financial Statements).

Cash used in operating activities during the six months ended March 31, 2004 totaled $6,000 compared to cash used in operating activities of $666,000 for the same period last year. Cash used in operating activities for the six months ended March 31, 2004 resulted primarily from our net loss of $624,000, a $518,000 increase in accounts receivable and a $597,000 decrease in accounts payable, offset by non-cash amortization and depreciation expenses totaling $658,000, a $278,000 decrease in inventories and an $829,000 increase in accrued expenses and deferred revenue. We expect deferred revenue and deferred product costs to increase in future periods due to anticipated growth in service contract sales related to our XATANET™ system. Deferred product costs relate to the manufacturing costs of the system products for which revenue has been deferred. We expect non-cash amortization expense to decrease over this fiscal year and next fiscal year as we complete the amortization of previously capitalized software development costs.

Our accounts receivable balance of $4.26 million at March 31, 2004 increased from the balance at both December 31, 2003 and September 30, 2003 because of the higher net sales in the three month period ended March 31, 2004 as well as the billing of various deferred revenue items associated with the USPS 2004 cargo van orders. Total deferred revenue of $2.43 million at March 31, 2004 was also higher than balances on both December 31, 2004 and September 30, 2003 primarily because of the USPS deferred revenue item billings.

Cash used in investing activities was $29,000 for purchases of equipment in the six months ended March 31, 2004. During the same period last year, $79,000 was invested in equipment, primarily for the production of our XATA Application Module mobile computing unit.

Cash provided by financing activities was $3.64 million in the six months ended March 31, 2004 compared to $315,000 during the same period a year ago. Cash provided by financing activities in the current period resulted from the $3.77 million net proceeds from the Trident investment and from $201,000 of net proceeds from the exercise of stock options and warrants, offset by $332,000 of principal payments on our bank credit line and long-term debt.

On December 23, 2003, we renewed our line of credit under terms comparable to our previous credit line agreement. Advances under the line of credit accrue interest at prime rate plus 2.90%. The terms of the credit agreement include a provision for minimum monthly interest payments. The line is subject to borrowing base requirements, based on eligible accounts receivable, and is collateralized by substantially all Company assets. On March 31, 2004, the maximum borrowing availability on the line was approximately $1.68 million. The new agreement expires on December 23, 2004 and may be automatically renewed for successive thirty-day periods unless otherwise terminated by either the lender or us.

We have a note payable to Deere & Company that includes monthly principal and interest payments to Deere. The note, which originated April 20, 2000 in the principal amount of $1,000,000 and was amended on June 10, 2003 to temporarily defer principal payments, had a principal balance of $362,000 on March 31, 2004. We resumed making principal payments on the note in January, 2004.

We believe our current cash balance, line of credit and vendor terms will provide adequate cash to fund operating needs for the foreseeable future. However, a protracted decline in revenue, significant revenue growth or an increase in product development in the near term may require us to obtain external funding. Moreover, it is possible that our cash needs may vary significantly from its predictions, due to failure to generate anticipated cash flow or other reasons. No assurance can be given that our predictions regarding our cash needs will prove accurate, that we will not require additional financing, that we will be able to secure any required additional financing when needed, or that such financing, if obtained at all, will be on terms favorable or acceptable to us. If additional financing is required and we are unable to secure such additional financing, we may need to implement measures to reduce operating costs, including reductions to product development, marketing and other operating activities.

Our Series B Preferred Stock prohibits payment of dividends to the holders of any other capital stock unless and until we have paid dividends accrued on the Series B Preferred Stock, which pays an annual cumulative dividend of 4% of the original issue price. At the option of the Series B Preferred Stock holders, such dividends are payable in additional shares of Preferred Stock rather than cash, subject to certain limitations of The Nasdaq Stock Market. We are further restricted from dividend payments by our primary lender.

Transactions with Related Party

We purchase our new XATA Application Module (XAM) mobile computing and communication devices from Phoenix International Corporation, a wholly owned subsidiary of Deere & Company. Deere is our largest shareholder and is currently represented by one individual serving on our Board of Directors. Deere has the right to name two additional directors at its sole discretion. Phoenix International fabricates the XAM units to our detailed design specifications. We retain full ownership of the intellectual property rights of the XAM design. Our terms with Phoenix International are comparable to those we have with non-affiliated vendors. Payments to Phoenix International in the six-month period ended March 31, 2004 totaled $1.72 million. These amounts may increase over time to the extent sales of our XAM units and related products increase. We have no dependence on this vendor and are able to purchase the fabrication of this product from other vendors if necessary or desirable.

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

Forward-looking Statements

This document includes forward-looking statements based on current expectations. Actual results may differ materially. These forward-looking statements involve a number of risks and uncertainties about us, our business, our customers, the economy and the business environment in general. Risks and uncertainties about us include, but are not limited to, the following:

•	although we expect to incur operating losses in the current fiscal year, these losses may continue beyond the expected timeframe or in excess of the expected magnitude, and we may be dependent upon external investment to support our operations during periods in which we incur operating losses;

•	we may be unable to adapt to technological change quickly enough to grow or to retain our customer base;

•	we will continue to be dependent upon positioning systems and communication networks owned and controlled by others, and accordingly, their problems may adversely impact us;

•	for the foreseeable future, we are dependent upon the continued receipt and fulfillment of new orders for our current products;

•	our growth and profitability depend on our timely introduction and market acceptance of new products, our ability to continue to fund research and development activities, and our ability to establish and maintain strategic partner relationships.

You are encouraged to read more about the specific risks and uncertainties of our business. We have described those that we currently consider most important in our report on Form 10-KSB for our fiscal year ended September 30, 2003. We undertake no obligation to update our disclosures in this regard.

[Remainder of Page Intentionally Left Blank]

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Changes in Securities

None

Item 3. Defaults upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

The annual meeting of shareholders of the Company was held on February 17, 2004. As of the record date, January 8, 2004, there were 6,981,631 shares of Common Stock and 1,612,903 shares of Preferred Stock of the Company entitled to vote at the meeting. There were in attendance at the meeting in person or by proxy holders of 7,946,783 shares of the 8,594,534 eligible voting shares, which is equivalent to approximately 92.5% of the total number of eligible voting shares of the Company issued and outstanding.

Matters voted upon and the results thereof are as follows:

1.	The number of Directors was set at seven (7), and seven (7) directors (including Christopher P. Marshall, who was elected by the holders of the Series B Preferred Stock, voting separately by ballot as a class) were elected to serve for a one-year term expiring when their successors are elected and qualified at the annual meeting in 2005.

	For	Withheld
Stephen A. Lawrence	5,738,345	595,535
Richard L. Bogen	5,706,450	627,430
Craig S. Fawcett	5,704,691	629,189
Carl M. Fredericks	5,710,446	623,434
Roger W. Kleppe	5,710,446	623,434
Charles R. Stamp, Jr.	5,706,691	627,189
Christopher P. Marshall	1,612,903	-0-

2.	Amendment of the 2002 Long Term Incentive and Stock Option Plan of the Company to increase the authorized shares of common stock from 400,000 to 750,000.

For	4,518,293	Against	825,611	Abstain	23,050	Broker Non-Vote	2,579,829

3.	Ratification of the appointment of Grant Thornton LLP as the independent auditors of the Company for the fiscal year ending September 30, 2004.

For	7,927,442	Against	800	Abstain	18,541

Item 5.Other Information

None

Item 6.Exhibits and Reports on Form 8-K

Exhibit

11	Earnings per share computation

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Reports on Form 8-K

1.	Report on Form 8-K dated January 30, 2004 concerning the press release for financial results for the fiscal quarter ending December 31, 2003.

[Remainder of Page Intentionally Left Blank]

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 14, 2004	XATA Corporation (Registrant)
by: /s/ John G. Lewis
John G. Lewis
Chief Financial Officer (Signing as Principal Financial and Accounting Officer and as Authorized Signatory of Registrant)