Form 10QSB
period 2004-06-30
XATA CORP /MN/
filed 2004-08-04
CIK 854398

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2004 or

☐ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                     to

Commission File Number: 0-27166

XATA Corporation

(Exact Name of Registrant as Specified in its Charter)

Minnesota (State or Other Jurisdiction of Incorporation or Organization)	41-1641815 (I.R.S. Employer Identification Number)

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

Yes ☒ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of August 1, 2004, the following securities of the Registrant were outstanding: 7,188,807 shares of Common Stock, $.01 par value per share, and 1,643,304 shares of Series B Preferred Stock.

XATA Corporation
Index

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

XATA CORPORATION

BALANCE SHEETS
JUNE 30, 2004 AND SEPTEMBER 30, 2003
(UNAUDITED)

	June 30,	September 30,
	2004	2003
ASSETS
Current Assets
Cash and cash equivalents	$5,426,888	$607,754
Accounts receivable, less allowances for doubtful accounts of $120,000 and $102,000	3,408,066	3,758,938
Inventories	849,191	943,153
Deferred product costs	590,933	305,411
Prepaid expenses	193,729	123,023

Total current assets	10,468,807	5,738,279
Equipment and Leasehold Improvements, at cost
Engineering and manufacturing equipment	359,424	341,038
Office furniture and equipment	1,062,239	979,313
Leasehold improvements	24,948	24,948

	1,446,611	1,345,299
Less: accumulated depreciation and amortization	(1,064,177)	(925,873)

Total equipment and lease hold improvements	382,434	419,426
Other Assets
Capitalized software development costs, less accumulated amortization of $6,858,223 and $5,950,426	411,393	1,319,190

Total assets	$11,262,634	$7,476,895

See Notes to Financial Statements

	June 30,	September 30,
	2004	2003
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Bank line of credit	$386,345	$792,184
Current maturities of long-term debt	227,949	175,893
Accounts payable	585,557	1,462,175
Accrued expenses	1,348,791	1,014,967
Deferred revenue	2,515,144	1,524,910

Total current liabilities	5,063,786	4,970,129
Long-Term Debt, net of current maturities	79,061	251,296
Deferred Revenue, non-current	741,242	221,424

Total liabilities	5,884,089	5,442,849
Commitments	—	—
Shareholders’ Equity
Preferred stock, 4% convertible, 5,000,000 shares authorized; 1,643,304 shares issued at June 30, 2004	3,922,531	—
Common stock, par value $0.01 per share; 25,000,000 and 12,000,000 shares authorized; 7,191,856 and 6,938,575 shares issued	71,919	69,386
Additional paid-in capital	18,761,730	17,767,539
Accumulated deficit	(17,377,635)	(15,802,879)

Total shareholders’ equity	5,378,545	2,034,046

Total liabilities and shareholders’ equity	$11,262,634	$7,476,895

See Notes to Financial Statements

XATA CORPORATION

STATEMENTS OF OPERATIONS
THREE AND NINE MONTHS ENDED JUNE 30, 2004 AND 2003
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Net sales	$5,106,476	$3,062,247	$13,079,408	$7,777,503
Cost of goods sold	3,420,957	2,278,318	8,667,461	5,909,135

Gross profit	1,685,519	783,929	4,411,947	1,868,368
Operating expenses
Selling, general and administrative	1,188,459	1,333,080	3,539,293	3,628,703
Research and development	620,139	468,908	1,588,277	1,444,339

	1,808,598	1,801,988	5,127,570	5,073,042

Operating loss	(123,079)	(1,018,059)	(715,623)	(3,204,674)
Non-operating income (expense)
Interest income	6,276	601	13,451	4,728
Interest expense	(22,653)	(11,708)	(62,607)	(40,104)
Other	11,625	—	12,797	4,027

	(4,752)	(11,107)	(36,359)	(31,349)

Net loss before income taxes	(127,831)	(1,029,166)	(751,982)	(3,236,023)
Income taxes	—	—	—	—

Net loss	(127,831)	(1,029,166)	(751,982)	(3,236,023)
Preferred stock dividends and deemed dividend	(141,899)	—	(822,774)	—

Loss to common shareholders	$(269,730)	$(1,029,166)	$(1,574,756)	$(3,236,023)

Loss per common share — basic and diluted:
Net loss	$(0.02)	$(0.15)	$(0.12)	$(0.47)
Loss to common shareholders	(0.04)	(0.15)	(0.22)	(0.47)

Weighted average common and common share equivalents
Basic and Diluted	7,051,079	6,933,825	7,001,462	6,933,146

See Notes to Financial Statements

XATA CORPORATION

STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED JUNE 30, 2004 AND 2003
(UNAUDITED)

	Nine Months Ended
	June 30,
	2004	2003
Cash provided by (used in) Operating Activities
Net loss	$(751,982)	$(3,236,023)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization of equipment and leasehold improvements	138,304	189,146
Amortization of capitalized software development costs	907,797	1,080,570
Deferred compensation	59,964	—
Provision for bad debts	18,000	(26,000)
Write-off of software product	—	48,594
Changes in assets and liabilities:
Accounts receivable	332,872	(163,723)
Inventories	93,962	(251,266)
Accounts payable	(876,618)	480,405
Deferred revenue	1,510,052	335,673
Accrued expenses	318,183	426,530
Deferred product costs	(285,522)	(217,702)
Prepaid expenses	(70,706)	7,601

Net cash provided by (used in) operating activities	1,394,306	(1,326,195)
Cash used in Investing Activities
Purchase of equipment	(101,312)	(96,017)

Net cash used in investing activities	(101,312)	(96,017)
Cash provided by Financing Activities
Net borrowings (payments) on bank line of credit	(405,838)	579,085
Payments on long-term debt	(120,179)	(200,800)
Net proceeds from issuance of preferred stock	3,710,760	—
Net proceeds from issuance of warrants	56,403	—
Proceeds from options and warrants exercised	284,994	5,782

Net cash provided by financing activities	3,526,140	384,067

Increase (decrease) in cash and cash equivalents	4,819,134	(1,038,145)
Cash and Cash Equivalents
Beginning	607,754	1,058,119

Ending	$5,426,888	$19,974

Supplemental Disclosures of Cash Flow Information
Cash payments for interest	$62,607	$40,105
Supplemental Schedule of Noncash Investing and Financing Activities
Preferred stock dividends payable	$15,639	$—

See Notes to Financial Statements

NOTES TO FINANCIAL STATEMENTS

Note 1. Management Statement

Financial statements for the interim periods included herein are unaudited; however, in the opinion of management of the Company, the accompanying unaudited financial statements contain all adjustments (consisting of only normal, recurring accruals) necessary to present fairly the financial position of the Company as of June 30, 2004, the results of operations for the three and nine months ended June 30, 2004 and 2003, and cash flows for the nine months ended June 30, 2004 and 2003. The results of operations for any interim period are not necessarily indicative of the results for the fiscal year ending September 30, 2004. These interim financial statements should be read in conjunction with the Company’s annual financial statements and related notes thereto included in the Company’s Form 10-KSB and Annual Report to shareholders for the fiscal year ended September 30, 2003. The balance sheet as of September 30, 2003 included herein is derived from the audited balance sheet as of that date.

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

Hardware and software revenue is recognized under SOP 97-2 and SAB 101 when (i) persuasive evidence of an arrangement exists (for example a signed agreement or purchase order), (ii) delivery has occurred, as evidenced by shipping documents and customer acceptance, (iii) the fee is fixed or determinable and payable within twelve months, and (iv) collectibility is probable and supported by credit checks or past payment history. Pursuant to certain contractual arrangements, revenues are recognized for completed systems held at the Company’s warehouse pending the receipt of delivery instructions from the customer. As of June 30, 2004, the Company had approximately $25,000 of systems on hand that had been billed to those customers awaiting specific delivery instructions.

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

Application service revenue, which is composed of monthly fees, is recognized ratably over the minimum service contract period, which commences upon the activation of the mobile application module. When system products are sold in conjunction with an application service contract, the Company defers the product revenue and associated product costs (deferred product costs) at shipment and recognizes both ratably over the expected contract term, which to date has been the minimum service contract – generally a one to five year period.

The Company accounts for the resale of certain satellite and other wireless communication services in conjunction with its products based on the gross amount billed to customers.

Capitalized software development costs: Software development costs incurred after establishing technological feasibility are capitalized. These costs are amortized to cost of goods sold beginning when the product is first released for sale to the general public. The dollar amount amortized is the greater of the amount computed using the ratio of current gross revenues for the product to the total of current and anticipated future gross revenues or the straight-line method over the estimated economic life of the product (two to five years). The Company reviews its long-lived assets periodically to determine potential impairment by comparing the carrying value of the long-lived assets with estimated future cash flows expected to result from the use of the assets, including cash flows from disposition. If the sum of the expected future cash flows is less than the carrying values, the Company will recognize an impairment loss. An impairment loss would be measured by comparing the amount by which the carrying value exceeds the fair value of the long-lived assets. In fiscal 2003, the Company recorded an impairment loss of $49,000, included in cost of goods sold, to write off the net balance of capitalized software development costs related to a product line for which revenue was not expected to be realized in the foreseeable future.

Research and development costs: Expenditures for research and development activities performed by the Company are charged to operations as incurred.

Basic and diluted net loss per share: Basic and diluted net loss per common share is computed by dividing the net loss by the weighted average common shares outstanding for the period.

Common stock equivalent shares consist of convertible preferred stock (using the if-converted method), stock options and warrants (using the treasury stock method), and the unvested portion of issued restricted stock. Common stock equivalents as of June 30, 2004 and 2003 included 473,347 and 61,349 shares related to stock options and warrants. Additional common stock equivalents as of June 30, 2004 include 1,643,304 shares of convertible preferred stock and 125,292 unvested shares of restricted stock. There were no common stock equivalents as of June 30, 2003 related to convertible preferred stock or unvested restricted stock. Because the Company incurred losses for the three and nine months ended June 30, 2004 and 2003, the inclusion of common stock equivalent shares in the calculation of diluted loss per common share would have an antidilutive effect. Therefore, the basic and diluted loss per common share is the same for the three and nine month periods ending June 30, 2004 and 2003.

Stock-based compensation: The Company applies Accounting Principles Board (APB) Opinion 25, Accounting for Stock Issued to Employees, and related Interpretations in accounting for its stock-based employee compensation plan. Under this method, compensation expense is recognized for the amount by which the market price of the common stock on the date of grant exceeds the exercise price of an option. No compensation costs related to stock option grants have been recognized in the consolidated Statements of Operations because all options have been issued with an exercise price that was equal to the market price on the date of issuance. The following table illustrates the effect on net loss if the Company had applied the fair value recognition provisions of Financial Accounting Standards Board (FASB) Statement 123, Accounting for Stock-Based Compensation, to its stock-based employee plan.

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Net loss, as reported	$(127,831)	$(1,029,166)	$(751,982)	$(3,236,023)
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	(49,000)	(97,000)	(221,000)	(325,000)

Pro forma net loss	$(176,831)	$(1,126,166)	$(972,982)	$(3,561,023)

Basic and diluted net loss per common share
As reported	$(0.02)	$(0.15)	$(0.11)	$(0.47)
Pro forma	(0.03)	(0.16)	(0.14)	(0.51)

Restricted stock awards: The Company recently changed its long-term incentive compensation practices by granting restricted shares of common stock rather than stock options. The Company granted a total of 14,228 and 125,292 restricted shares of common stock to various management employees in the three and nine months ended June 30, 2004, respectively. Each grant of restricted shares vests over three years and shares granted may not be sold until three years after the date of grant. In the three and nine months ended June 30, 2004, the Company amortized approximately $43,000 and $60,000 of deferred compensation related to restricted stock awards.

Common stock warrants: The Company has, on occasion, issued warrants for the purchase of common stock to directors and consultants. In the nine-month period ended June 30, 2004, the Company issued various entities associated with Trident Capital, Inc. (“Trident”) warrants to purchase 451,226 shares of common stock at an exercise price of $3.17 per share for an aggregate purchase price of $56,403. This issuance of warrants was in connection with Trident’s purchase of 1,612,903 shares of Series B Preferred Stock (see Note 6). Additionally, the Company issued Cherry Tree Securities, LLC (“CTS”), who acted as placement agent for the Trident transaction, warrants for an aggregate of 163,264 shares of common stock (130,612 shares at $2.54 per share and 32,652 shares at $3.17 per share).

At June 30, 2004 and 2003, warrants were outstanding to purchase a total of 629,490 and 47,478 shares of common stock at a weighted-average exercise price of $3.06 and $2.19 per share, with a weighted-average remaining life of approximately 4.37 years and 1.21 years.

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

Fiscal Years ending September 30:
2005	$918,000
2006	1,286,000

$2,204,000

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

Note 5. Transactions with Related Party

The Company currently purchases a significant portion of the hardware components for its products from Phoenix International Corporation (Phoenix), a wholly owned subsidiary of Deere & Company. John Deere Special Technologies Group, Inc., our largest shareholder, is also a subsidiary of Deere & Company. Payments by the Company to Phoenix totaled $1.41 million and $3.13 million during the three and nine-month periods ended June 30, 2004. All transactions between Phoenix and the Company have been, and will continue to be, on terms negotiated at “arms length.”

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

– Trident Capital Fund-V, L.P.

– Trident Capital Fund-V Affiliates Fund, L.P.

– Trident Capital Fund-V Affiliates Fund (Q), L.P.

– Trident Capital Fund-V Principals Fund, L.P.

– Trident Capital Fund-V, C.V.

Under the Stock Purchase Agreement, Trident purchased 1,612,903 shares of Series B Preferred Stock for $4,096,774, or $2.54 per share. Each share of the Preferred Stock is convertible into one share of the Company’s Common Stock. The price per share of Preferred Stock and the conversion price for the Common Stock are equal to the “market value” of the Common Stock (as defined in the rules of the Nasdaq Stock Market) on the date of execution of the definitive agreements. The Preferred Stock pays an annual cumulative dividend of 4% of the original issue price (payable semi-annually; payable in additional shares of Preferred Stock rather than cash, at the option of the holders) and has a non-participating preferred liquidation right equal to the original issue price, plus accrued unpaid dividends. In the three months ended June 30, 2004, the Company issued 30,401 shares of Series B Preferred Stock to Trident for payment of accrued dividends. Based on the market value of the Company’s Common Stock on the date of the dividend payment, the payment of the dividend in additional shares of Preferred Stock resulted in a non-cash deemed dividend of $100,931.

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

Additionally, the Company issued Trident 5-year warrants for 451,226 shares of its Common Stock at an exercise price of $3.17 per share. The aggregate purchase price of the warrants was $56,403. The warrants permit “cashless exercise.”

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

As required under the Stock Purchase Agreement, the Company filed a Registration Statement on Form S-3 to register the resale, from time to time, of the Common Stock to be issued pursuant to conversion of the Preferred Stock and exercise of the warrants, and a reasonable estimate of any Common Stock to be issued as dividends on the Preferred Stock. This Registration Statement was declared effective on March 15, 2004 by the Securities and Exchange Commission.

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

We experienced a further increase in sales in the third quarter of fiscal 2004 when compared to both the second quarter of fiscal 2004 and the third quarter of fiscal 2003. This is due to several factors favorably impacting our business, including a large program with the United States Postal Service, growth in new heavy-duty truck sales, increasing fleet operating costs and greater funding by prospects and customers for technology initiatives targeted at improving fleet operating efficiencies.

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

Application service revenue, which is composed of monthly fees, is recognized ratably over the minimum service contract period, which commences upon the activation of the mobile application module. When system products are sold in conjunction with an application service contract, we defer the product revenue and associated production costs, and recognize both ratably over the minimum service contract term (generally one to five years) rather than upon shipment of the product. Our application service revenue relates to sales of our XATANET fleet management system, a new product with which we have limited market experience. Once we gain additional experience with this product, it is possible we will conclude it is appropriate to recognize product revenue and associated product costs over a term that is longer than the minimum service contract term. Because we expect the proportion of sales treated under this policy, including sales of XATANET, to increase relative to sales of other products, we expect deferred revenue to increase over time. This will have the effect of delaying revenue recognition of XATANET system sales to future periods, and thus will lower the amount of revenue recognized in earlier periods.

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

Results of Operations

The following table sets forth certain Statements of Operations data as a percentage of net sales:

	Three Months Ended		Nine Months Ended
	June 30,		Jun e 30,
	2004	2003	2004	2003
Net sales	100%	100%	100%	100%
Gross profit	33%	26%	34%	24%
Selling, general and administrative	23%	44%	27%	47%
Research and development	12%	15%	12%	19%
Operating loss	-2%	-33%	-5%	-41%
Net loss	-3%	-34%	-6%	-42%

Net Sales. Our net sales for the three months ended June 30, 2004 were $5.11 million, versus net sales of $3.06 million for the three months ended June 30, 2003. Net sales for the nine months ended June 30, 2004 were $13.08 million, versus net sales of $7.78 million for the nine months ended June 30, 2003. For the three and nine months ended June 30, 2004, net sales derived from OpCenter hardware and software were $4.08 million and $9.86 million, net sales from software maintenance support and services sales were $757,000 and $2.58 million, and recognized sales of XATANET equipment and services totaled $269,000 and $640,000.

Net sales increased in the current quarter due to strong sales of our OpCenter™ enterprise fleet management system, led by sales to the United States Postal Service (USPS). In December 2003, we were awarded orders totaling approximately $8.0 million from two truck manufacturers as part of the USPS 2004 cargo van purchase. USPS specified our OpCenter system as a component for each of the 1,800 trucks it will purchase from these truck manufacturers. We generally recognize revenue for the hardware and software components of these orders at the time of delivery. We defer revenue for software maintenance, extended warranties and service support contracts, and recognize such revenue ratably over the contract period. In the three months ended June 30, 2004, net sales derived from the USPS 2004 cargo van orders totaled $2.56 million. We expect to complete delivery of the hardware and software components of these orders by December 31, 2004.

Cost of Goods Sold. Cost of goods sold includes the direct product costs associated with fulfilling customer orders as well as certain fixed expenses. Fixed expenses include costs related to our system implementation and support staff, expenses associated with the enhancement of released products, and non-cash amortization of capitalized software development costs. Product sales mix, order discounts and other variable and fixed expenses impact cost of goods sold. Cost of goods sold in the three months ended June 30, 2004 was $3.42 million, versus $2.28 million for the comparable prior year period. In the nine months ended June 30, 2004 cost of goods sold was $8.67 million, versus $5.91 million for the comparable prior year period. Cost of sales as a percent of net sales decreased in the current fiscal year periods compared to the same prior year periods primarily because of higher net sales that offset the fixed expense items included in cost of goods sold.

Operating Expenses. Operating expenses include research and development expenses, as well as selling, general and administrative expenses. Total operating expenses were $1.81 million for the three months ended June 30, 2004 compared to $1.80 million for the comparable prior year period. For the nine months ended June 30, 2004, total operating expenses were $5.13 million, versus $5.07 million for the nine months ended June 30, 2003.

Selling, general and administrative expenses were $1.19 million for the three months ended June 30, 2004, compared to $1.33 million for the comparable prior year period. These expenses decreased in the current year quarter primarily due to lower current year selling expenses and a prior year severance expense accrual. For the nine months ended June 30, 2004, selling, general and administrative expenses were $3.54 million compared to $3.63 million for the comparable prior year period.

Research and development expenses during the three months ended June 30, 2004 were $620,000, versus $469,000 in the comparable fiscal 2003 period. For the nine months ended June 30, 2004, research and development expenses were $1.59 million, versus $1.44 million in the comparable fiscal 2003 period. Costs associated with research and development activities are expensed in the period they are incurred. We capitalize software development expenditures after we establish technological feasibility of new products, and later amortize these capitalized amounts to cost of goods sold based on the anticipated useful life of the product. We determine the useful life of each product based upon its anticipated future net revenues. In the three and nine months ended June 30, 2004, we did not capitalize any software development costs because the expenditures were primarily on products that have not attained technological feasibility.

Overall product development expenses totaled $771,000 in the three months ended June 30, 2004. These include $620,000 of research and development expense associated with the development of new products, combined with $151,000 expended on the enhancement of released products (included as a component of cost of goods sold). For the nine months ended June 30, 2004, overall product development expenses totaled $1.96 million, including $1.59 million of research and development expense associated with the development of new products and $372,000 spent on the enhancement of released products.

Non-operating Income and Expense. Interest expense for the three months ended June 30, 2004 was $23,000 compared to $12,000 in the same prior year period. For the nine months ended June 30, 2004, interest expense was $63,000 compared to $40,000 in the same prior year period. Interest expense increased in the current year periods because of a greater use of our bank line of credit and higher average interest rate. Interest income for the three months ended June 30, 2004 was $6,000, versus $1,000 in the comparable prior year period. For the nine months ended June 30, 2004, interest income was $13,000, versus $5,000 in the comparable prior year period. The increase in the current year was due to a higher cash balance in our investment account.

Income Taxes. No income tax benefit or expense was recorded for the three or nine-month periods ended June 30, 2004 or 2003. We periodically review the valuation allowance we have established for our deferred tax assets. Realization of deferred tax assets is dependent upon sufficient future taxable income during periods when deductible temporary differences and carryforwards are expected to be available to reduce taxable income. The amount of the net deferred tax asset considered realizable could be increased in the future if we return to profitability and actual future taxable income is higher than currently estimated.

Net Loss. Net loss for the three months ended June 30, 2004 was $128,000, compared to $1.03 million for the three months ended June 30, 2003. For the nine months ended June 30, 2004, net loss was $752,000, compared to $3.24 million for the nine months ended June 30, 2003. The decreased net loss in the current year periods primarily resulted from our higher net sales.

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

Liquidity and Capital Resources

At June 30, 2004, our working capital totaled $5.41 million compared to working capital of $768,000 at September 30, 2003. The increase in working capital was due to a combination of the Trident investment in our Series B Preferred Stock (see Note 6 in Notes to Financial Statements) and cash generated from operations.

Cash provided by operating activities during the nine months ended June 30, 2004 totaled $1.39 million compared to cash used in operating activities of $1.33 million for the same period last year. Cash provided by operating activities for the nine months ended June 30, 2004 resulted primarily from a $1.51 increase in deferred revenue, non-cash amortization and depreciation expenses totaling $1.05 million, a $333,000 decrease in accounts receivable, a $318,000 increase in accrued expenses and a $94,000 decrease in inventories, offset by an $877,000 decrease in accounts payable, a $286,000 increase in deferred product costs and our $752,000 net loss. We expect deferred revenue and deferred product costs to increase in future periods due to anticipated growth in application service revenue related to our XATANET™ system. Deferred product costs relate to the manufacturing costs of the system products for which revenue has been deferred. We expect non-cash amortization expense to cease after this fiscal year as we complete the amortization of previously capitalized software development costs in our fiscal fourth quarter.

Our accounts receivable balance of $3.41 million at June 30, 2004 decreased from the balance at both March 31, 2004 and September 30, 2003 because of improved timeliness of customer payments. Total deferred revenue of $3.26 million at June 30, 2004 was higher than balances on both March 31, 2004 and September 30, 2003 because of higher XATANET sales and the billing of deferred revenue items associated with the USPS orders.

Cash used in investing activities was $101,000 for purchases of equipment in the nine months ended June 30, 2004. During the same period last year, $96,000 was invested in equipment.

Cash provided by financing activities was $3.53 million in the nine months ended June 30, 2004 compared to $384,000 during the same period a year ago. Cash provided by financing activities in the current nine-month period resulted from the $3.77 million net proceeds from the Trident investment and from $285,000 of net proceeds from the exercise of stock options and warrants, offset by $526,000 of principal payments on our bank credit line and long-term debt.

On December 23, 2003, we renewed our line of credit under terms comparable to our previous credit line agreement. Advances under the line of credit accrue interest at prime rate plus 2.90%. The terms of the credit agreement include a provision for minimum monthly interest payments. The line is subject to borrowing base requirements, based on eligible accounts receivable, and is secured by substantially all Company assets. On June 30, 2004, the maximum borrowing availability on the line was approximately $1.66 million. The new agreement expires on December 23, 2004 and may be automatically renewed for successive thirty-day periods unless otherwise terminated by either the lender or us.

We have a note payable to Deere & Company that includes monthly principal and interest payments to Deere. The note, which originated April 20, 2000 in the principal amount of $1,000,000 and was amended on June 10, 2003 to temporarily defer principal payments, had a principal balance of $307,000 on June 30, 2004. We resumed making principal payments on the note in January 2004. The note matures on October 1, 2005 and is secured by substantially all Company assets.

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

Our Series B Preferred Stock prohibits payment of dividends to the holders of any other capital stock unless and until we have paid dividends accrued on the Series B Preferred Stock, which pays an annual cumulative dividend of 4% of the original issue price. At the option of the Series B Preferred Stock holders, such dividends are payable in additional shares of Preferred Stock rather than cash, subject to certain limitations of The Nasdaq Stock Market. In the three months ended June 30, 2004, we issued 30,401 shares of Series B Preferred Stock for payment of accrued dividends. We are further restricted from dividend payments by our primary lender.

Transactions with Related Party

We purchase our XATA Application Module (XAM) mobile computing and communication devices from Phoenix International Corporation, a wholly owned subsidiary of Deere & Company. Deere is our largest shareholder and is currently represented by one individual serving on our Board of Directors. Deere has the right to name two additional directors at its sole discretion. Phoenix International fabricates the XAM units to our detailed design specifications. We retain full ownership of the intellectual property rights to the XAM design. Our terms with Phoenix International are comparable to those we have with non-affiliated vendors. Payments to Phoenix International in the nine-month period ended June 30, 2004 totaled $3.13 million. These amounts may increase over time to the extent sales of our XAM units and related products increase. We have no dependence on this vendor and are able to purchase the fabrication of this product from other vendors if necessary or desirable.

Item 3. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

On June 30, 2004, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in our periodic filings with the Securities and Exchange Commission. There were no significant changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

[Remainder of Page Intentionally Left Blank]

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     None

Item 2. Changes in Securities

     None

Item 3. Defaults upon Senior Securities and Small Business Issuer Purchases of Equity Securities

     None

Item 4. Submission of Matters to a Vote of Security Holders

     None

Item 5.Other Information

     None

Item 6. Exhibits and Reports on Form 8-K

Exhibit
11	Earnings per share computation

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Reports on Form 8-K

1.	Report on Form 8-K dated April 28, 2004 concerning the press release for financial results for the fiscal quarter ending March 31, 2004.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 4, 2004	XATA Corporation (Registrant)
	by:	/s/ John G. Lewis
John G. Lewis
Chief Financial Officer (Signing as Principal Financial and Accounting Officer and as Authorized Signatory of Registrant)