Form 10KSB
period 2004-09-30
XATA CORP /MN/
filed 2004-12-22
CIK 854398

Form 10-KSB

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: September 30, 2004

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 0-27166

XATA CORPORATION

(Name of small business issuer in its charter)

Minnesota	41-1641815

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

151 East Cliff Road, Suite 10, Burnsville, Minnesota	55337

(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: (952) 707-5600

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
Yes ☑    No☐

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

State issuer’s revenues for its most recent fiscal year: $18,931,579.

The aggregate market value of the voting stock held by non-affiliates of the registrant was $24,990,000 as of November 30, 2004, based upon the closing sale price on the Nasdaq Small Cap Market reported for such date. Shares of Common Stock held by each officer and director and by each person who owns 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

There were 7,281,785 shares of the registrant’s Common Stock issued and outstanding as of December 15, 2004.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Form 10-KSB incorporates information by reference from the definitive Proxy Statement for the Annual Meeting of Shareholders to be held on February 17, 2005 to the extent stated herein. Except with respect to information specifically incorporated by reference in this Form 10-KSB, the Proxy Statement is not deemed to be filed as a part of this Report. It is anticipated that the Proxy Statement will be filed with the Commission not later than January 14, 2005. In addition, there are incorporated by reference in this Report certain previously filed exhibits identified in Part III, Item 13.

 ii

iii

Forward Looking Statements

This report includes forward-looking statements based on current expectations. Actual results may differ materially. These forward-looking statements involve a number of risks and uncertainties about us, our business, our customers, and the economy and business environment in general. Risks and uncertainties about us include, for example, the following:

•	We incurred operating losses in our most recent fiscal year, and such losses are likely to continue in the next fiscal year.

•	We may be unable to adapt to technological change quickly enough to grow or to retain our customer base.

•	We will continue to be dependent upon positioning systems and wireless communication networks owned and controlled by others, and accordingly, their problems may adversely impact us.

•	We have made certain volume purchase commitments for satellite communication services that may exceed our customer demand requirements.

•	For the foreseeable future, we are dependent upon the continued receipt and fulfillment of new orders for our current products.

•	Our growth and profitability depend on our timely introduction and market acceptance of new products, our ability to continue to fund product development activities, and our ability to establish and maintain strategic partner relationships.

Trademark Notice

XATA®, OpCenter®, XATANET™, SmartCom™, Position Plus™, Yard Express™ and XATA MobileSync™ are all trademarks of XATA Corporation. XATA® and OpCenter® are registered with the U.S. Patent and Trademark Office.

PART I

Item 1. Description of Business

About XATA

XATA was founded in 1985 to address the demand for onboard information systems for the private fleet trucking industry. Over 20 years, we have developed a deep understanding of the requirements of fleet operators to control costs and maximize vehicle and driver performance. Today, we are a leading provider of onboard fleet management systems for the private fleet trucking market. Our products seamlessly combine global positioning, wireless communications, the Internet and fleet management software to provide an enterprise fleet management system for many of North America’s largest trucking fleets.

XATA was the first to provide completely paperless electronic logs, exception-based management and learned standards for accurate fleet intelligence. Our first-generation products, introduced in the early 1990’s, included our revolutionary Driver Computer and Fleet Management System software. Valuable data was downloaded from Driver Computers to the Fleet Management System host software in batch mode via our patented Driver Key. In the late 1990’s we integrated wireless communications enabling real-time data exchange with the mobile units and upgraded our host software to OpCenter, an advanced Windows-based platform.

While our OpCenter system continues to be a leading solution for large private trucking fleets, we believe that there is significant growth potential for our next-generation Web-based XATANET system. Over the past several years we have invested heavily in product development to bring the XATANET system to market, as well as to develop additional software applications for managing trucks and fleet operations. We believe that our new fleet management products will enable us to significantly broaden our penetration of the commercial trucking market.

We began shipping our XATANET system in fiscal 2003 utilizing the satellite communication network of ORBCOMM LLC. Since the initial release, we have added additional application functionality and wireless communication options, including 802.11b Wi-Fi and digital cellular services.

In 2000, we formed a strategic alliance with John Deere Special Technologies Group, Inc. (“JDSTG”), a subsidiary of Deere & Company, to enable us to accelerate our product development initiatives and more effectively distribute our new products to both new and existing markets. As part of the relationship, Deere provided debt financing and made two equity investments in XATA. Deere now holds common stock representing 24% of our outstanding common stock, calculated on a pro forma basis, assuming conversion of all outstanding preferred stock to common stock.

In December 2003, Trident Capital invested approximately $4.2 million in our company by acquiring 1,612,903 shares of convertible preferred stock. On an as-converted basis, Trident Capital now owns approximately 19% of our company (the details of this transaction is further disclosed in Part II, Item 5 of this report). Trident Capital, a private equity firm with more than $1.2 billion under management, focuses on investments in the information services and enterprise software sectors. The additional capital has allowed us to continue expanding our product development, distribution and marketing efforts, and provided a strong endorsement of our plans for future growth.

Trucking Industry Background and Trends

Private fleets and for-hire carriers comprise the two major fleet categories within the commercial trucking industry. Private fleets (our current market focus) include manufacturers, wholesalers, retailers and other companies who transport their own goods using equipment they own or lease. For-hire carriers include truckload and less-than-truckload carriers whose primary business is the trucking and transportation of freight that belongs to others.

Commercial trucking fleets are characterized by considerable investment in equipment, high operating costs, significant annual mileage per vehicle and extensive federal and state compliance reporting requirements. Costs for equipment, fuel, drivers, insurance, maintenance, dispatchers and support personnel make the efficient operation of each vehicle an essential and complex part of fleet management. Accordingly, accurate and timely data collection and analysis enables managers of truck fleets to reduce operating costs. We believe there is, and will continue to be, significant demand in the trucking industry for onboard fleet management systems, principally because the use of this technology enables fleet operators to reduce expenses, respond to competitive pressures and improve customer service.

We believe the following trends continue to impact the private fleet trucking industry, resulting in increasing competitive pressures and demand for mobile information technology:

•	New technologies: Historical barriers to purchase are diminishing with the affordability, simplicity and acceptance of new wireless communication and internet technologies.

•	Increased operating costs: Fuel, insurance, driver salaries and other operating costs continue to increase. These trends encourage operators to utilize onboard information systems to control costs and more effectively manage their fleets.

•	Safety and security concerns: Since the terrorist attacks of September 11, 2001, public authorities and fleet operators have become more acutely interested in technology solutions to increase the safety and security of their drivers and cargo. This is especially true for companies transporting petroleum products and other hazardous loads.

•	E-commerce: As companies increasingly rely on just-in-time inventory management and seek to control and monitor inventories throughout their entire supply chain, they demand better service and increased capabilities from their trucking operators and vendors. In addition, as companies increasingly adopt Internet technologies to reduce communication costs, paperwork and processing times, trucking operators are adopting technology to comply with the operating processes and systems of their customers. This trend encourages integration of onboard computers with the host information systems of trucking fleet operators.

•	Government regulations: Increasing government regulations have tightened U.S. Department of Transportation (DOT) driver log requirements. The Federal Motor Carrier Safety Administration (FMCSA), an administration within the DOT, implemented new driver hours-of-service rules in January 2004, tightening driver work rules. The FMCSA is currently evaluating the benefit of onboard systems to increase hours-of-service compliance, and in turn, highway safety. We believe computer generated driver logs may eventually be mandated by federal or state governments.

The extensive hours-of-service regulations imposed by the FMCSA are compounded by additional regulation in each of the 50 states. In general, states require trucks to pay state fuel taxes based on the amount of fuel consumed in their state. To comply with these regulations, drivers must record state border crossing and fuel purchase information. Many long haul vehicles cross up to 25 state borders per week, resulting in significant paperwork for the driver, the clerical staff of the carrier and the processor of the carrier’s fuel tax returns. To complicate an already large paperwork requirement, these records must be maintained at the fleet home base as well as at the carrier’s headquarters. Records must also be readily available for federal regulators to review driver log compliance. Our systems are designed to automate compliance with each of these regulatory requirements.

Our Products and Services

XATA provides powerful, advanced, yet user-friendly computer systems used by manufacturing, distribution, petroleum and other operators of trucking fleets to reduce fuel costs, increase operational efficiencies, improve safety and enhance customer service.

Our product offerings consist of OpCenter, our comprehensive Windows-based fleet management system, and XATANET, our next-generation Web-based fleet management system. Our products perform the following functions to enable fleet operators to control costs and maximize vehicle and driver performance:

•	Mobile two-way messaging and real-time vehicle location.

•	Automation of DOT driver log requirements and state fuel tax reporting.

•	Comprehensive vehicle and driver performance reporting.

•	Efficient routing, trip optimization and stop activity scheduling.

•	Diagnostic and accident data capture.

These systems integrate data generated within the truck as well as data received via GPS (Global Positioning System) into either a Windows- or Web-based user interface, enabling fleet managers to measure fleet performance, resolve exception conditions, monitor ongoing operations and perform detailed analyses.

XATANET Fleet Management System

Our newest product line, XATANET, is the evolution of our most successful software applications to a Java and Internet based architecture. As a modular Java-based suite of software applications, XATANET can be used with different types of computing hardware, communication networks and peripheral devices. This also allows our customers to install only the specific application packages that fit their current needs and offers them the flexibility to scale their system configurations, buying additional XATANET applications as their needs evolve.

We offer several wireless communications options with XATANET, including satellite, digital cellular and 802.11b Wi-Fi, as well as combinations of these networks operating in a single mobile unit. XATANET dramatically reduces training time and expense because the system allows information from certain applications to be automatically sent to the host system without driver involvement.

The XATANET system consists of the following components:

•	XATANET Mobile - An onboard operating system that manages the vehicle data network interface, GPS, wireless communication, application management, driver interfaces and other peripheral devices. It supports, via a Java virtual machine, any mix of Java-based independent software applications. This system operates on our XATA Application Module mobile computing and communication device.

•	XATANET Gateway - A PC-based system that is located at fleet specified sites to exchange data with drivers and vehicles that choose to utilize yard-based 802.11b Wi-Fi communication capability. The XATANET Gateway connects to yard antennas to exchange data with drivers or vehicles. The gateway is also connected to the Internet which allows data exchange with the XATANET Server and directly with authorized system users. This system component is not required if the customer chooses to use satellite or digital cellular wireless communication networks for data exchange.

•	XATANET Server - An Internet-based server that collects information from XATANET Mobile and XATANET Gateway systems, processes and stores that information, and presents the information to users on demand and by automatic exception communication. This server is designed to handle large enterprises, multiple fleets, and multiple carriers in a single centralized, XATA-managed system while allowing secure access to specific data by users that can use an Internet browser from any PC at any location.

We currently offer Bronze, Silver, Gold and Platinum service packages that include a roof-mounted XATA Application Module containing the XATANET Mobile system and selected applications. No driver training is required for the Bronze package because these applications do not require a driver interface. This immediately benefits vehicle owners and provides for the future expansion of software applications and hardware components as future requirements unfold. With the addition of our Micro Driver Display, the Silver, Gold and Platinum packages offer additional functionality to more effectively manage a trucking fleet, including automated fuel tax accounting, two-way messaging, automated DOT driver logging and driver dispatching.

A typical XATANET customer purchases a XATA Application Module with our in-cab micro display for each vehicle, and enters into a service agreement that provides access to the Web-based XATANET Server as well as online and telephone support. New software applications and updates to existing software applications can be downloaded wirelessly to each vehicle utilizing our patent-pending XATA MobileSync over-the-air application management tool.

When combined with our XATA Application Module mobile computing and communication device, XATANET eliminates costly and time consuming hardware installation and extensive training of drivers and system operators, which are the major impediments typically associated with implementing onboard computer systems. XATANET significantly reduces the time required for deployment of an initial vehicle system because we host the central management system over the Web, enabling our customers to avoid a complicated host system implementation. In addition, many of the XATANET applications do not require driver involvement, which eliminates driver training and improves data integrity.

OpCenter Fleet Management System

Our OpCenter system enables managers to achieve measurable fleet performance and productivity improvements by integrating onboard technology into the fleet management process. The OpCenter system consists of a Driver Computer, Driver Key, Data Station and our OpCenter Fleet Management Software hosted and managed by the customer.

The Driver Computer has a touch-sensitive, easy-to-read, user-friendly screen that provides instant feedback to the driver. Our Driver Computer is well accepted by drivers because it is easy to use and acts as an onboard information advisor. Each driver has an electronic Driver Key that stores his identity, log, dispatch, and trip data and is a means of electronically transferring information to and from the Driver Computer and Data Station. Data Stations are located where drivers begin and end their trips, and provide dispatch data on a Driver Key at the beginning of each trip and offload actual trip data from the Driver Key at the end of each trip.

Our OpCenter Fleet Management Software operates in a multi-user, Windows NT environment and is capable of managing multiple fleets over a wide area network. The system collects, validates and processes data recorded by a fleet’s network of Driver Computers and Data Stations. OpCenter provides a decision support tool for the entire distribution team. This system reduces operating costs, improves safety, streamlines compliance reporting and automates data collection for other systems. By integrating all fleet operations under one Windows NT-based desktop workstation, our suite of intelligent applications help users efficiently measure fleet performance, resolve exception conditions, monitor ongoing operations and perform detailed analysis.

When integrated with optional satellite, digital cellular or 802.11b Wi-Fi wireless communications, OpCenter provides immediate access to critical onboard information. Its real-time notification is triggered by user-defined onboard conditions, ensuring that only critical information is reported to fleet management. Detecting and processing of exception conditions only improves operating efficiency while minimizing recurring communication charges.

XATA Application Module

The XATA Application Module is our mobile computing and communication platform for both our OpCenter and XATANET systems. It incorporates a powerful, rugged microprocessor with a twelve channel GPS receiver to process data and record vehicle location and is housed in a UV resistant plastic dome and a rugged aluminum base. The module’s optional communication features can transfer data wirelessly via satellite, digital cellular or 802.11b Wi-Fi wireless communication networks. It can be mounted on a mirror strut, faring strut, or any other location that has a clear GPS signal path. The self-locking sealed cable connector requires no screws or bolts and seals the module and cable from outside elements.

Our latest-generation, dual-mode XATA Application Module utilizes both the ORBCOMM satellite and Sprint digital cellular networks in a single unit to provide high-bandwidth, low latency, ubiquitous coverage. Our patent pending XATA MobileSync over-the-air application management instantly makes new features available and reduces the cost of updating software in the vehicle, allowing fleets to select and implement additional applications “on the fly” and overcoming the traditional implementation bottlenecks associated with onboard technology.

Our SmartCom LCR (least-cost-routing) uses a “least cost” approach to routing wireless communication by switching between digital cellular and satellite networks based on available coverage. By detecting and processing communication conditions in real-time instead of back at the office, fleets minimize transmission costs and control the recurring communication charges that can negatively impact wireless communication costs.

XATAServ

XATAServ is our comprehensive customer service and technical support program, offering a wide range of support options designed to provide customer-focused solutions for operation of any of our onboard fleet management systems. Our customer service mission is to develop, communicate and deliver a comprehensive goal attainment and support program that ensures our customers’ success with our applications by providing the tools, training and knowledge necessary to identify and maximize their return on investment. XATAServ provides assistance in all areas, beginning with rollout and including training and support of ongoing operations. Our XATAServ program is in addition to the limited hardware warranty included in the base price of our systems. We also offer management-level consulting services to provide our customers with information and advice on how to improve their usage of our products. These advanced training services are different from the basic training and support service for front-line staff. Our consultants advise the customers’ management on use of the advanced capabilities of our systems to reduce operating costs and increase savings. They also assist customers in interpreting data and detecting trends that require more extensive experience and expertise than technical support.

Target Markets

There are approximately 7.4 million commercial trucks operating in the United States, of which 6.1 million are operated by private fleets and 1.3 million are operated by for-hire carriers. While most of our current customers fall into a portion of the private fleet category, we believe that our new fleet management products will enable us to enter other segments of the commercial trucking industry.

Private Fleets

Private fleets include the commercial trucks operated by manufacturers, wholesalers, retailers and other companies who transport their own goods using equipment they own or lease. Historically, the costs associated with purchasing an integrated hardware and software system for onboard computing, including our OpCenter system, required a minimum fleet size in order to recover the fixed costs of a host system implementation. As a result, we target our OpCenter system to private fleets that operate more than 30 heavy-duty trucks in select vertical markets.

We believe our historic target market segment has comprised approximately 300,000 vehicles. We believe our introduction of XATANET will allow us to significantly expand our addressable market to a much larger portion of the private fleet sector, including smaller fleets, large decentralized fleets and fleets in new vertical markets. Specifically, smaller fleets and decentralized fleets are able to purchase individual XATANET software application packages that target their specific information needs and use our Internet-based host system to collect, process and present their data. We believe these fleets represent a significant new market opportunity. We view the total 6.1 million commercial trucks in this segment as our target market going forward, with particular emphasis on fleets operating heavy duty trucks, estimated at 3.5 million vehicles.

For-Hire Carriers

For-hire carriers include both truckload and less-than-truckload (LTL) carriers, whose primary business is the trucking and transportation of freight that belongs to others. There are approximately 1.3 million commercial trucks in the for-hire carrier market segment.

Other Markets

We believe our XATANET web-based system may ultimately be introduced into several other new markets because of its open system architecture and the many potential applications for web-based, GPS-enabled tools.

Major Customers

In December 2003, we were awarded orders totaling approximately $8.0 million from two truck manufacturers as part of the United States Postal Service (USPS) 2004 cargo van purchase. USPS specified our OpCenter system as a component for each of the trucks it purchased from these truck manufacturers. Sales relating to the USPS cargo van purchase accounted for approximately 30% of fiscal 2004 revenue. Sales to The Kroger Company accounted for approximately 17% of fiscal 2003 revenue. No other customer accounted for 10% or more of revenue in either of these fiscal years.

Our systems have been installed in approximately 35,000 commercial trucks at over 1,000 customer locations. Our customers include Fortune 500 companies and other large organizations, including Allegiance Healthcare Corporation, Baxter Healthcare Corporation, Bi-Lo, LLC, The BOC Group plc, Core-Mark International, CVS Pharmacy, Eby-Brown Company, Foster Farms Dairy, Hannaford Trucking Co., The Kroger Co., McLane Company, Publix Super Markets, Inc., Penske Corporation, Perlman Rocque, Ryder System Inc., Safeway, Inc., Supervalu, Inc., Toys “R” Us, Inc., Unisource Worldwide, Inc., United Natural Foods, Inc., the United States Postal Service, Whirlpool Corporation and xpedx (a division of International Paper Company).

Sales, Marketing and Distribution Channels

We market our products to operators of trucking fleets through our nationwide direct sales force as well as through several leading truck leasing companies.

Direct Sales

Our direct sales force sells our onboard fleet management systems primarily to private fleet truck operators and logistics providers. The efforts of our direct sales force are supported by our systems engineering staff, which has a strong working knowledge of the hardware and software configurations required by fleet operations, and by our technical support representatives, who have experience integrating our systems into fleets. We offer continuing comprehensive service and technical support to our customers through our XATAServ maintenance and support program. We believe the level of service we provide to our customers is unique in the industry and a key competitive advantage in securing new customers and retaining existing accounts.

We currently focus our direct sales and marketing efforts on companies operating fleets of 30 or more vehicles within vertical markets that have experienced significant benefits from our systems. These vertical markets include food distribution, petroleum production and marketing, manufacturing and processing, retail/wholesale delivery, and the United States Postal Service.

We also use a combination of integrated marketing activities, including advertising, trade shows, the Internet and direct mail, to gain exposure within our target markets. We exhibit our products at selected industry conferences to promote brand awareness. We actively pursue speaking opportunities at industry trade shows for our management staff, as well as for customers who have gained efficiencies in fleet operations using our technology.

We have found the average sales cycle for our OpCenter system to be six to twelve months. Our sales cycle experience with our newer XATANET system has been approximately three to six months, due to its simpler Web-based architecture and our focus towards smaller fleet centers for that product. Customers often compare multiple competing systems by conducting in-vehicle product evaluations before making a purchase commitment. Customers typically view a system purchase as a five-year technology commitment.

Truck Leasing Companies

Distribution relationships with leading truck leasing companies provide an important sales channel for our XATANET system to more easily penetrate the small and mid-size private fleets that our direct sales force cannot address in a cost-effective manner. In 2003, we established two new distribution partners, Penske Truck Leasing Co., L.P. (a partnership of Penske Corporation and GE Capital) and NationaLease (National Truck Leasing System). In our arrangement with Penske, Penske integrates our XATANET web-based system into its full-service lease program through a private labeled offering named FleetIQ. NationaLease also offers XATANET to its large base of lease customers in a joint go-to-market strategy with us. As we continue to evolve the XATANET system, we anticipate that offering our product through major truck leasing companies and other new distribution channels will drive substantial additional sales.

Competition

Our traditional competition for our OpCenter system has included onboard system providers such as Cadec Corporation and Tripmaster Corporation. These companies provide hardware and software that connect to the truck and operate in the dispatch office in a client-server architecture. All of the onboard systems monitor fleet productivity in terms of miles, speed, fuel economy, idle time, time at stop and engine performance, and can automate processes within the fleet operation such as driver logs, fuel tax reports and payroll. These companies have incorporated GPS and wide area wireless communications into their systems, but at a typical cost of $3,000 to $4,000 per truck. Although these capabilities have long been desired by fleet operators for gaining efficiencies and providing better customer service, the high initial price of these systems significantly limits their market potential. Implementation costs, such as driver and office, have also been an obstacle. Due to these issues, significant penetration into the private fleet market by these products has been limited.

Over the past several years, communication providers, who traditionally targeted the over-the-road, for-hire segment of the trucking industry, have begun to target the largely untapped private fleet segment due to its size. They have focused on adding fleet management applications to their communication capabilities. Fleet managers require such applications to reduce operating costs, eliminate paperwork, streamline information flow, monitor driver productivity, and monitor vehicle performance for maintenance and fuel consumption efficiency. To address these needs, some communication providers now offer software applications to automate driver logs, fuel tax reporting, and other fleet management tasks, but they typically lack the deep industry knowledge necessary to offer a comprehensive package for the private fleet trucking industry. Companies in this market include Qualcomm Incorporated and PeopleNet Communications Corporation.

Relatively new entrants into the market include companies that provide low-cost, low-end solutions with GPS capabilities for vehicle positioning and cellular communications for two way messaging. These companies include At Road, Inc., FleetBoss Global Positioning Solutions Inc., AirIQ, Inc. and Teletrac, Inc. They all have systems that we believe provide limited functionality and limited scalability. Their success has come mainly from route delivery operations and smaller class vehicles in high-coverage urban areas. We believe that they will require more sophisticated mobile computing platforms, additional application functionality and improved wireless communication options to be successful in the larger-class private fleet market.

XATANET’s advantages include a complete fleet management offering, availability over the Web, low-cost satellite communications and true scalability. Scalability allows customers the flexibility to purchase a low-cost system that requires no driver training, can automate many of the manual processes within a fleet, and can provide the needed metrics for improving fleet productivity. As the needs of the customer expand, applications, handheld devices and driver displays can be added to enhance the system’s functionality. Traditionally, fleets have been forced to buy a complete package. XATANET has an advantage due to its scalable, Web-based architecture, satellite coverage and competitive pricing. Of the various competitive systems available in the marketplace today, the system sold by PeopleNet Communications is the closest competitor our XATANET system.

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

Alliances

Penske Truck Leasing

We entered into an agreement with Penske Truck Leasing Co., L.P. (a partnership of Penske Corporation and GE Capital) in April, 2003 under which we provide Penske a private labeled version of our XATANET web-based fleet management system, wireless communication services, managed hosting services and technical support. Penske has integrated our XATANET web-based system as an option for its full-service lease customers under the name FleetIQ. In total, Penske Truck Leasing has approximately 200,000 vehicles under management.

NationaLease

We entered into a relationship with NationaLease Purchasing Corporation, an affiliate of National Truck Leasing System, in March, 2003 whereby NationaLease offers XATANET to its truck leasing customers in a joint go-to-market strategy with us. NationaLease is a consortium of approximately 120 independent truck leasing companies with a total fleet of 65,000 vehicles.

ORBCOMM

We entered into a value added reseller relationship with ORBCOMM LLC, the leading provider of low earth orbit (LEO) satellite service, in October, 2002. The initial contract term expires in April, 2006 and is extendable at XATA’s option for an additional three years. The agreement provides XATA with favorable pricing in exchange for certain volume commitments. XATA believes that ORBCOMM’s LEO service provides the same full-coverage service with greater data throughput than the leading geo-synchronous earth orbit (GEO) satellite service at lower up-front and recurring costs.

Sprint

We entered into a value added reseller relationship with Sprint Solutions, Inc. in October, 2004, enabling us to provide digital cellular wireless communications over the Sprint PCS network. Our latest-generation, dual-mode XATA Application Module mobile platform utilizes both the ORBCOMM satellite and Sprint digital cellular networks to provide high-bandwidth, low latency ubiquitous coverage.

Manufacturing, Production, and Quality Control

We subcontract the manufacture and assembly of our mobile hardware products pursuant to our detailed specifications and quality requirements. One of our primary manufacturing vendors is Phoenix International Corporation, a subsidiary of Deere & Company. John Deere Special Technologies Group, Inc., our largest shareholder, is also a subsidiary of Deere & Company. All such suppliers have entered into confidentiality agreements with respect to our proprietary technology. We believe our current suppliers can provide production volumes to meet our anticipated increases in product demand and are not aware of any difficulty experienced by our suppliers in obtaining raw materials for manufacture. We believe that we would be able to access alternative sources of supply without severe difficulty or disruption in our business if any of our suppliers failed in their commitments to us.

Patents, Trademarks, and Copyrights

XATA and OpCenter are trademarks registered with the United States Patent and Trademark office. All computer programs, report formats, and screen formats are protected under United States copyright laws.

In addition, we possess a design patent issued by the United States Patent and Trademark Office that covers the design of our Driver Computer display, and have patent applications pending on other technologies. We also claim trademark and trade name protection for the following: XATANET, XATA MobileSync, SmartCom, Position Plus and Yard Express. We have trademark applications pending with the United States Patent and Trademark Office for XATANET and XATA MobileSync. We protect and defend our intellectual property rights vigorously.

Research and Development

Our market position is based on our strong research and development capability and our market technology leadership. We believe product development must continue in order to maintain this market position, integrate industry requirements, respond to market opportunities and keep abreast of technological change, which we expect to continue at a rapid pace. Along with customer-driven requirements, much of the impetus to adopt new technologies comes from logistics providers, suppliers, shippers, government and other non-industry influences that encourage the use of reliable, low-cost technologies to increase overall industry efficiency. These new technologies include GPS, advanced wireless communications (cellular, satellite, wireless and paging) and the Internet. Research and development expense was approximately $2.43 million in fiscal 2004 and $1.88 million for fiscal 2003. In addition, we invested approximately $530,000 for fiscal 2004 and $920,000 in fiscal 2003 on the enhancement of released products. The expenses associated with released products are included as a component of cost of sales. No software development costs were capitalized in fiscal 2004 or fiscal 2003, in accordance with our accounting policy on capitalization of software development costs (see Note 1 in Notes to Financial Statements).

Employees

As of September 30, 2004, our staff included 75 employees and 5 independent contractors whose primary assignments are approximately as follows: 31 in product design, development and testing; 13 in sales and marketing; 23 in customer support; 10 in administrative, finance and IS; and 3 in purchasing and warehousing.

Executive Officers

Craig S. Fawcett, President & Chief Executive Officer, Director

Mr. Fawcett, age 38, has been President and Chief Executive Officer since joining XATA in February 2002. He is a graduate of Harvard Business School with an MBA and has a Bachelor of Science degree in Engineering from Ohio State University. Before joining XATA, Mr. Fawcett was Vice President of the Global Agriculture Division of Deere & Company where he held numerous leadership positions involving mergers and acquisitions, operations, special technologies, business development, and served on several boards of Deere-owned technology companies. Prior to that, he was a strategic management consultant for Arthur Andersen (now Accenture), where he led a series of international technology project engagements for Global-1000 clients.

John G. Lewis, Chief Operating Officer & Chief Financial Officer, Secretary

Mr. Lewis, age 39, joined XATA in January 2001. Before joining XATA, Mr. Lewis was Chief Financial Officer of St. Paul-based PrimeYield Systems, Inc., a manufacturer of high-performance semiconductor test devices, where he managed the sale of the company to a strategic buyer and directed the post-sale integration process. Prior to that, Mr. Lewis was President of a Minneapolis-based manufacturing company which he merged into a larger competitor and managed the post-merger integration. Mr. Lewis began his career with Price Waterhouse as a Senior Consultant in the Strategy Implementation Group in Newport Beach, CA. He is the Managing Member of Legend Holdings, LLC, a real estate holding company, and a member of the Twin Cities Chapter of Financial Executives International. Mr. Lewis has an MBA from the J. L. Kellogg Graduate School of Management at Northwestern University and a Bachelor of Science degree in Engineering from Northwestern University.

Peter Thayer, Chief Technology Officer

Mr. Thayer, age 45, joined XATA in April 2004 as Chief Technology Officer. As CTO, Thayer is responsible for guiding and implementing the strategic direction of XATA’s technology. Before joining XATA, Mr. Thayer was vice president of engineering for MobileAria, a subsidiary of Delphi Corp. specializing in fleet management and security services for mobile transportation platforms. Mr. Thayer also has 13 years experience with EDS, where he developed solutions for Delphi Automotive and General Motors. Mr. Thayer holds eight patents through Delphi Automotive Systems. He holds an MBA from Purdue University, a Masters degree in Electrical Engineering from Purdue University, and a Bachelor of Science degree in Industrial Engineering from North Carolina State University.

Mark W. Engel, Vice President – Sales

Mr. Engel, age 42, joined XATA in September 2004 as Vice President of Sales. He is responsible for the creation, implementation and execution of all sales strategies for both direct and indirect sales channels. Before joining XATA, Mr. Engel led the Mid America region at Oracle Corporation, where he managed sales teams targeting multiple vertical industries, and successfully penetrated additional market segments following the launch of a new product suite. Prior to Oracle, Mr. Engel developed an eBusiness practice for Deloitte and Touche’s Management Consulting Division. He has extensive experience selling and managing sales teams that targeted both large and small companies in a variety of vertical industries and across multiple enterprise software disciplines, including manufacturing automation, enterprise resource planning, customer relationship management, supply chain planning, e-business systems and enabling technologies. Mr. Engel holds a Bachelor’s degree in Electrical Engineering from the University of North Dakota.

Thomas N. Flies, Vice President – Business Development

Mr. Flies, age 35, is responsible for the company’s business development, marketing and product management efforts. Mr. Flies joined XATA in 1990 and has served in various roles in sales, marketing, and product development including Sr. Vice President of Product Development where he led the development and introduction of XATA’s OpCenter product line. He was named Vice President of Business Development in 2002 to focus on developing and marketing XATANET to truck leasing companies. In his role, Mr. Flies is responsible for developing product and marketing strategies and programs that drive revenue growth and establishing strong brand awareness. Mr. Flies holds degrees in Business and Computer Science from the University of St. Thomas. Mr. Flies is a member of the National Private Truck Council (NPTC), American Trucking Association (ATA), Truck Rental and Leasing Association (TRALA) and the Council of Logistics Management (CLM).

Investment Considerations and Risk Factors

We do not have a long or stable history of profitable operations. From inception in 1985 through fiscal year 1994, we focused our efforts primarily on product development. During this time we had limited product marketing and distribution and incurred a cumulative loss of $5.81 million. We had operating profits in fiscal years 1995 and 1996. However, we experienced a combined net loss of $6.67 million in our fiscal years 1997 and 1998. These losses resulted in large part from the re-valuation and expensing of certain software acquired in 1996 business acquisitions. We generated net profits of $493,000 and $520,000 for fiscal years 1999 and 2000. In our 2001, 2002 and 2003 fiscal years, we incurred net losses of $2.21 million, $4.15 million and $3.78 million, respectively, due to increased product development, operating and amortization expenses. We incurred a net loss of $1.19 million in the fiscal year ended September 30, 2004 due to continued high product development and amortization expenses. We cannot with any certainty predict if our operations will be profitable or generate positive cash flow in the future.

We are dependent on key customers. We sell large orders to individual fleets and may be dependent upon a few major customers each year whose volume of purchases is significantly greater than that of other customers. During the fiscal year ended September 30, 2004, ten customers, together, accounted for approximately 60% of net sales. Although we have experienced growth in our customer base, we are still dependent on continued purchases by present customers who continue to equip and upgrade their fleets. Loss of any significant current customers or an inability to further expand our customer base would adversely affect us.

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

We have competitors who are larger than we are. Many of the companies who offer competitive products have greater financial and other resources than our company. These competitors offer products ranging in sophistication and cost from basic onboard recorders to advanced mobile satellite communication and information systems. Their products may offer better or more functions than ours or may be more effectively marketed. In addition, the nature and sources of competition in our industry are rapidly evolving and increasingly depend on the ability to deliver integration of multiple information systems. These systems must link trucking operations with other facets of the supply chain through a variety of sophisticated software and communications technologies. These changes reflect a trend toward integration of intra-company data with the larger external supply chain involving the flow of goods to markets. We must continue to adapt our existing products and develop new products that facilitate the collection, integration, communication and utilization of information throughout the entire supply chain. This may entail the development of new technologies and the adaptation of new and existing products to be compatible with products and services provided by others in the industry. These trends may require us to establish strategic alliances with other companies who may be competitors.

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

The effectiveness of our selling efforts depends on knowledgeable staff and effective marketing alliances. Direct sales of our products are dependent in part upon the salesperson’s in-depth knowledge and understanding of our systems. This knowledge is attained through experience and training over a period of several months or longer. We must attract, train, and retain qualified personnel on a continuing basis. We may not be able to sustain or augment our sales and marketing efforts by retaining or adding personnel, and it is possible that increased sales and marketing efforts will not result in increased sales or profitability. We believe that marketing alliances with truck leasing companies, truck manufacturers and others in the truck supply chain will become increasingly important distribution channels for our products. We may not be able to establish or sustain effective alliances. Moreover, we may have limited control over the selling efforts of our alliance partners.

We are dependent on proprietary technology. Our success is heavily dependent upon proprietary technology. We have been issued a design patent by the United States Patent and Trademark Office that covers our Driver Computer and have recently applied for several software-related patents, but we have not yet been awarded patents on any of our software programs. We rely primarily on a combination of copyright, trademark and trade secret laws, confidentiality procedures, and contractual provisions to protect our proprietary rights. These measures afford only limited protection. Our means of protecting our proprietary rights may prove inadequate, or our competitors may independently develop similar technology, either of which could adversely affect us. In addition, despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our systems or obtain and use information that we regard as proprietary.

We depend on wireless communication networks owned and controlled by others. If we are unable to deliver continued access to communication services with sufficient capacity, our revenues could decrease. Our ability to grow and achieve profitability depends on the ability of satellite and digital cellular wireless carriers to provide sufficient network capacity, reliability and security to our customers. Even where wireless carriers provide coverage to entire regions, there are occasional lapses in coverage, for example due to man-made or natural obstructions blocking the transmission of data. These effects could make our services less reliable and less useful, and customer satisfaction could suffer. Our financial condition could be seriously harmed if our wireless carriers were to increase the prices of their services, or to suffer operational or technical failures. We have made certain volume commitments to ORBCOMM LLC. Our ability to satisfy these commitments depends not only on our ability to sell a specified number of ORBCOMM enabled systems, but also on ORBCOMM’s ability to provide reliable data communication services to our customers.

Our products may quickly become obsolete. Our systems utilize proprietary software and onboard touch-screen computers. Although we believe our proprietary software is more important in the capture and communication of operating data than the hardware on which the software operates, continued improvements in hardware may render our technology, including its software, obsolete. The field of software and hardware is constantly undergoing rapid technological change and we may not be able to react and adapt to changes in this field. Moreover, development by our competitors could make our systems and services less competitive or obsolete. We believe that advancements in hardware and communications technology provide opportunities for us to form alliances with companies offering products complementary to our systems and services, but we cannot assure that we can form alliances with such companies or that any such alliance will be successful. Our success depends, in large part, on our ability to anticipate changes in technology and industry standards, and develop and introduce new features and enhancements to our system on a timely basis. If we are unable to do so for technological or other reasons or if new features or enhancements do not achieve market acceptance, our business could be materially and adversely affected. We may encounter technical or other difficulties that could in the future delay the introduction of new systems or system features or enhancements.

JDSTG and Trident Capital, who are represented on our Board of Directors, individually and together own enough stock to exert significant influence over XATA. As of November 30, 2004, JDSTG owned approximately 24% and Trident Capital owned approximately 19% of our common stock on an as-converted basis, and Trident has the ability to increase its ownership significantly through exercising warrants. In addition, JDSTG is entitled to name up to three representatives to our Board of Directors and Trident is entitled to name up to two representatives. Trident is entitled to vote its preferred stock as if converted to common stock and to vote as a separate class (to the exclusion of the holders of common stock) on the election of its two director nominees. Both JDSTG and Trident benefit from certain restrictive covenants of XATA in connection with their equity investments in our company. The combination of stock ownership and Board of Director representation enables these shareholders, individually and together, to a greater degree, to exercise significant influence over our company.

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

New Business Plan. In 2003, we adopted a new business plan focused on additional truck market segments that provide larger volume and recurring revenue opportunities. We believe we are positioned to pursue high volume truck market opportunities with our new software and hardware products. Although we believe that our financing, partnering and product line will position us to pursue new markets, implementation of this plan entails the development and commercialization of new, leading-edge technology, which may encounter lack of customer acceptance, competition, problems in large-scale implementation, or other setbacks frequently encountered in commercialization of new products. Accordingly, there can be no assurance that this business plan will be successful.

We may issue additional stock without shareholder consent. We have authorized 25,000,000 shares of common stock, of which 7,281,785 shares were issued and outstanding as of December 15, 2004. The Board of Directors has authority, without action or vote of the shareholders, to issue all or part of the authorized but unissued shares. Additional shares may be issued in connection with future financing, acquisitions, employee stock plans, or otherwise. Any such issuance will dilute the percentage ownership of existing shareholders. We are also currently authorized to issue up to 5,000,000 shares of preferred stock. As of December 15, 2004, 1,676,800 shares of Series B Convertible Preferred Stock were issued and outstanding. In a prior year, we issued 46,667 shares of Series A Convertible Preferred Stock, which was subsequently converted to common stock. The Board of Directors can issue additional preferred stock in one or more series and fix the terms of such stock without shareholder approval. Preferred stock may include the right to vote as a series on particular matters, preferences as to dividends and liquidation, conversion and redemption rights and sinking fund provisions. The issuance of preferred stock could adversely affect the rights of the holders of common stock and reduce the value of the common stock. In addition, specific rights granted to holders of preferred stock could be used to restrict our ability to merge with or sell our assets to a third party.

Our directors’ liability is limited under Minnesota law and under certain agreements. Our Articles of Incorporation, as amended and restated, state that our directors are not liable for monetary damages for breach of fiduciary duty, except for a breach of the duty of loyalty, for acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, for dividend payments or stock repurchases illegal under Minnesota law or for any transaction in which the director derived an improper personal benefit. In addition, our bylaws provide that we shall indemnify our officers and directors to the fullest extent permitted by Minnesota law for all expenses incurred in the settlement of any actions against them in connection with their service as officers or directors of the Company. In addition, we have entered into indemnification agreements with the Trident investors, and its representatives who serve as directors on our Board, which may supplement the indemnification provisions available to them under Minnesota law.

Anti-takeover provisions. Minnesota law provides Minnesota corporations with anti-takeover protections. These protective provisions could delay or prevent a change in control of our company by requiring shareholder approval of significant acquisitions of our voting stock. These provisions operate even when many shareholders may think a takeover would be in their best interests.

We face burdens relating to the recent trend toward stricter corporate governance and financial reporting standards. New legislation or regulations that follow the trend of imposing stricter corporate governance and financial reporting standards, including compliance with Section 404 of the Sarbanes-Oxley Act of 2002, may lead to an increase in our costs of compliance. A failure to comply with these new laws and regulations may impact market perception of our financial condition and could materially harm our business. Additionally, it is unclear what additional laws or regulations may develop, and we cannot predict the ultimate impact of any future changes.

Failure to achieve and maintain effective internal controls could have a material adverse effect on our business, operating results and stock price. We are in the process of documenting and testing our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act, which requires annual management assessments of the effectiveness of our internal controls over financial reporting and a report by our Independent Auditors addressing these assessments. During the course of our testing we may identify deficiencies which we may not be able to remediate in time to meet the deadline imposed by the Sarbanes-Oxley Act for compliance with the requirements of Section 404. In addition, if we fail to achieve and maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Moreover, effective internal controls, particularly those related to revenue recognition, are necessary for us to produce reliable financial reports and are important to helping prevent financial fraud. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our stock could drop significantly.

Item 2. Description of Property

On April 4, 1997, we leased 20,588 square feet of office and warehouse space at 151 East Cliff Road in Burnsville, Minnesota. We signed a seven year, non-cancelable operating lease for this space, with initial rental payments of $12,010 per month, plus a pro rata share of the building operating expenses commencing June 1, 1997. The base rent increased to $14,810 on February 1, 1999, in part due to occupancy of an additional 4,800 square feet of warehouse space adjacent to the originally occupied space. Base rent increased to $16,291 on June 1, 2002. In May 2003 we extended this lease through November 2006. Effective with this extension, our leased space was reduced to the 20,588 square feet we initially occupied, and our base rent was reduced to $12,541 per month. We believe our current space is adequate for our needs for the foreseeable future.

Item 3. Legal Proceedings

     None.

Item 4. Submission of Matters to a Vote of Security Holders

     None.

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

The following table sets forth the quarterly high and low sales prices as reported by the NASDAQ SmallCap Market for fiscal years 2003 and 2004.

	Sale Price
Fiscal Year 2003	Low	High
First Quarter	$2.92	$4.11
Second Quarter	2.68	3.54
Third Quarter	3.01	4.25
Fourth Quarter	2.20	3.34

	Sale Price
Fiscal Year 2004	Low	High
First Quarter	$2.00	$4.29
Second Quarter	3.30	6.25
Third Quarter	5.00	6.74
Fourth Quarter	5.00	6.37

Our common stock is held by 112 registered holders of record. Registered ownership includes nominees who may hold securities on behalf of multiple beneficial owners. We estimate the number of beneficial owners of our common stock to be approximately 1,500.

Dividend Policy

Except for dividends paid to the holders of Series A 8% Convertible Preferred Stock (from issuance in May 1999 until conversion in full in August 2000), we have never paid cash dividends on any of our securities. We have retained any earnings for use in our operations. Our Board of Directors will determine future dividend payments, if any, based upon our earnings, capital needs and other relevant factors.

On December 6, 2003, we issued 1,612,903 shares of Series B Preferred Stock that pays an annual cumulative dividend of 4% of the original issue price (payable in additional shares of Preferred Stock rather than cash, at the option of the holders). The Series B Preferred Stock provides that we cannot pay dividends to the holders of any other capital stock unless and until we have paid dividends accrued on the Series B Preferred Stock. The holders of the Series B Preferred Stock elected to receive dividends due and payable on each of May 28, 2004 and November 30, 2004 in additional shares of Preferred Stock rather than cash. Accordingly, we issued a total of 63,897 shares of Preferred Stock for payment of dividends as of December 15, 2004.

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

     – Trident Capital Fund-V, L.P.

     – Trident Capital Fund-V Affiliates Fund, L.P.

     – Trident Capital Fund-V Affiliates Fund (Q), L.P.

     – Trident Capital Fund-V Principals Fund, L.P.

     – Trident Capital Fund-V, C.V.

Under the Stock Purchase Agreement, Trident purchased 1,612,903 shares of Series B Preferred Stock for $4,096,774, or $2.54 per share. Each share of the Preferred Stock is convertible into one share of our Common Stock. The price per share of Preferred Stock and the conversion price for the Common Stock is equal to the “market value” of the Common Stock (as defined in the rules of the Nasdaq Stock Market) on the date of execution of the definitive agreements. The Preferred Stock pays an annual cumulative dividend of 4% of the original issue price (payable in additional shares of Preferred Stock rather than cash, at the option of the holders) and has a non-participating preferred liquidation right equal to the original issue price, plus accrued unpaid dividends.

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

Pursuant to the Stock Purchase Agreement, we filed a Registration Statement on Form S-3 to register the resale, from time to time, of the Common Stock to be issued pursuant to conversion of the Preferred Stock and exercise of the warrants, and a reasonable estimate of any Common Stock to be issued as dividends on the Preferred Stock.

Cherry Tree Securities, LLC acted as placement agent in consideration of a $320,000 cash fee and 7-year warrants for purchase of an aggregate of 163,265 shares of common stock (130,612 shares at $2.54 per share and 32,653 shares at $3.17 per share). These warrants permit “cashless exercise” and provide the holders with piggyback registration rights.

On September 15, 2004, we issued a warrant for the purchase of 9,615 shares of common stock exercisable at $5.55 per share to Williams Executive Search. This warrant was partial consideration for executive search services.

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

Item 6. Management’s Discussion and Analysis or Plan of Operation

The following discussion should be read in conjunction with the financial statements and the related notes included in this Report. This Report contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those in such forward-looking statements as a result of many factors, including those discussed in “Investment Considerations” and elsewhere in this Report.

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

Revenue recognition. We derive our revenue from sales of hardware, software and related services, and from application service contracts. We recognize revenue for hardware and software revenue, in accordance with Statement of Position 97-2 and Securities and Exchange Commission Staff Accounting Bulletin 101, when (i) persuasive evidence of an arrangement exists (for example a signed agreement or purchase order), (ii) shipment has occurred, as evidenced by shipping documents or customer acceptance, (iii) the fee is fixed or determinable and payable within twelve months, and (iv) collectibility is probable and supported by credit checks or past payment history. Pursuant to certain contractual arrangements, we recognize revenue for completed systems held at our warehouse pending the receipt of delivery instructions from the customer. We defer recognition of revenue on products sold in conjunction with application service contracts, as discussed below.

Many of our customers purchase software maintenance agreements annually. Customers may also purchase extended warranty and service support contracts. Revenue from maintenance agreements, extended warranty and service support contracts are deferred and recognized ratably over the contract period. When invoiced in advance, fees for professional services are recognized as they are performed.

Application service revenue, which is composed of monthly fees, is recognized ratably over the initial service contract period, which commences upon the activation of the mobile application module. When system products are sold in conjunction with an application service contract, we defer the product revenue and associated production costs, and recognize both ratably over the minimum service contract term (generally one to five years) rather than upon shipment of the product. Our application service revenue relates to sales of our XATANET fleet management system, a relatively new product with which we have limited market experience. Once we gain additional experience with this product, it is possible that we may conclude it to be appropriate to recognize product revenue and associated product costs over a term that is longer than the initial service contract term. Because we expect the proportion of sales treated under this policy, including sales of XATANET, to increase relative to sales of other products, we expect deferred revenue to increase over time. This will have the effect of delaying revenue recognition of XATANET system sales to future periods, and thus will lower the amount of revenue recognized in earlier periods.

Allowance for doubtful accounts and sales returns. We grant credit to customers in the normal course of business. The majority of our accounts receivables are due from companies with fleet trucking operations in a variety of industries. Credit is extended based on an evaluation of a customer’s financial condition and, generally, collateral is not required. Accounts receivable are typically due from customers within 30 days and are stated at amounts due from customers net of an allowance for doubtful accounts and sales returns. Accounts outstanding longer than the contractual payment terms are considered past due. We determine the allowance for doubtful accounts by considering a number of factors, including the length of time trade receivables are past due, our previous loss history, the customer’s current ability to pay its obligation, and the condition of the general economy and the industry as a whole. We reserve for these accounts receivable by increasing bad debt expense when they are determined to be uncollectible. Payments subsequently received, or otherwise determined to be collectible, are treated as recoveries that reduce bad debt expense. We determine our allowance for sales returns by considering several factors, including history of prior sales credits issued. We regularly assess the allowance for sales returns and increase it as needed. When we accept a product return or issue a sales credit for which we had specifically increased the allowance, we write-off the associated accounts receivable and decrease the allowance for sales returns.

Capitalized software development costs. Our policy provides for capitalization of software development costs incurred after establishing technological feasibility. However, if the amounts eligible for capitalization are deemed to be immaterial, we may choose to recognize the expense for such amounts in the period in which they were incurred. Costs that are capitalized are later amortized to cost of goods sold beginning when the product is first released for sale to the general public. Amortization is at the greater of the amount computed using the ratio of current gross revenues for the product to the total of current and anticipated future gross revenues or the straight-line method over the estimated economic life of the product. Capitalization of software development costs has the effect of reducing operating costs and increasing reported profitability in the period in which such costs occur. Amortization of these costs increases cost of goods sold in the periods over which such amortization takes place, thus decreasing reported profitability in those periods. We completed amortizing previously capitalized software development costs on September 30, 2004, which increased our reported net loss in fiscal 2004.

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

Research and development costs. We charge expenditures for research and development activities to operations as incurred. If we expend funds on the development of software, including software development salaries, for projects or products that we deem to have achieved technological feasibility, such costs could be capitalized as described above, which would have the effect of reducing research and development costs in the current period.

Income taxes. Deferred income taxes are provided on the liability method whereby deferred tax assets and deferred tax liabilities are recognized for the effects of taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Results of Operations for the years ending September 30, 2004 and 2003

The following table sets forth certain Statements of Operations data as a percentage of net sales:

	Fiscal Year Ended
	September 30,
	2004	2003
Net sales	100%	100%
Gross profit	33%	25%
Selling, general and administrative	27%	41%
Research and development	13%	17%
Operating loss	-6%	-33%
Net loss	-6%	-33%

Net Sales. Our net sales increased 66.8% to $18.93 million in fiscal 2004 compared to $11.35 million in fiscal 2003. Net sales derived from OpCenter hardware and software increased to $14.43 million in fiscal 2004 from $9.49 million in fiscal 2003, an increase of 52.2%. Net sales from software maintenance, support and services increased to $3.46 million in fiscal 2004 from $1.63 million in fiscal 2003, an increase of 112%. Recognized sales of XATANET equipment and services increased to $1.04 million in fiscal 2004 from $232,000 in fiscal 2003.

Net sales increased in the fiscal 2004 due to strong sales of our OpCenter enterprise fleet management system, led by sales to the United States Postal Service (USPS). In December 2003, we were awarded orders totaling approximately $8.0 million from two truck manufacturers as part of the USPS 2004 cargo van purchase. USPS specified our OpCenter system as a component for each of the trucks it purchased from these truck manufacturers. We generally recognize revenue for the hardware and software components of these orders at the time of delivery. We defer revenue for software maintenance, extended warranties and service support contracts, and recognize such revenue ratably over the contract period. In fiscal 2004, net sales derived from the USPS 2004 cargo van orders totaled $5.63 million. We expect to complete delivery of the hardware and software components of these orders by December 31, 2004.

Cost of Goods Sold. Total cost of goods sold was $12.60 million in fiscal 2004 compared to $8.53 million in fiscal 2003. Cost of goods sold is impacted by product sales mix, order discounts, warranty expenses and other variable and fixed expenses. We incurred warranty costs associated with the field support of initial XATANET unit shipments. Such warranty costs are more fully described in Note 1 in the Notes to Financial Statements. Amortization of capitalized software development costs, a fixed, non-cash expense component of cost of goods sold, decreased to $1.32 million in fiscal 2004 from $1.42 million in fiscal 2003, as the capitalized development costs for certain products became fully amortized. Capitalized software costs were fully amortized as of September 30, 2004, and as such we do not expect to incur such amortization expense in fiscal 2005.

Operating Expenses. Operating expenses include research and development expenses, as well as selling, general and administrative expenses. Total operating expenses were $7.49 million in fiscal 2004, compared to $6.54 million in fiscal 2003. The increased operating expense was due to increases in both research and development expenses as well as selling, general and administrative expenses.

Research and development expenses were $2.43 million in fiscal 2004 compared to $1.88 million in fiscal 2003. Software development costs are capitalized after the establishment of technological feasibility of new products and later amortized to cost of goods sold based on the anticipated useful life of the product.

The useful life of each product is determined based upon its anticipated future net revenues. In fiscal 2004 and 2003, no software development costs were capitalized because the expenditures were on products that had not fully attained technological feasibility. Due to the acceleration of several product development initiatives, we anticipate that total expenditures for research and development in fiscal 2005 will be higher than in fiscal 2004.

Selling, general and administrative expenses were $5.06 million in fiscal 2004 compared to $4.67 million in fiscal 2003, an increase of $395,000. This increase was primarily due to additional staffing to manage revenue growth. As a percentage of net sales, these expenses decreased in fiscal 2004 due continued efforts to control operating expenses.

Non-operating Income (Expense). Interest income totaled $28,000 in fiscal 2004 compared to $7,000 for fiscal 2003. The increase in interest income in the current year was due to an increased cash balance from the Trident investment proceeds as well as cash generated from operating activities. Interest expense was $77,000 in fiscal 2004 compared to $78,000 in fiscal 2003.

Income Taxes. No income tax benefit or expense was recorded in fiscal 2004 or fiscal 2003. Because we have had continued operating losses and do not have objectively verifiable positive evidence of future taxable income as prescribed by Financial Accounting Standards Board (FASB) Statement No. 109, we concluded that a full valuation allowance was appropriate. Realization of deferred tax assets is dependent on future taxable income during the periods when deductible temporary differences and carryforwards are expected to be available to reduce taxable income. The amount of the net deferred tax asset considered realizable could be increased in the future if we return to profitability and actual future taxable income is higher than currently estimated. At September 30, 2004, we had federal net operating loss carryforwards of approximately $15.6 million. See Note 5 to the financial statements.

Net Loss. We incurred a net loss in fiscal 2004 of $1.19 million compared to a net loss of $3.78 million in fiscal 2003. The decrease in net loss was due primarily to increased revenue, partially offset by higher research and development expenditures and selling, general and administrative expenses.

Liquidity and Capital Resources

Working capital at the end of fiscal 2004 totaled $5.90 million compared to working capital of $732,000 at the end of fiscal 2003. The $5.17 million increase in working capital was due to the $3.77 million net proceeds from the Trident preferred stock investment (see Note 7 in the Notes to Financial Statements), approximately $1.16 million generated from operating activities, and $455,000 in proceeds from exercised options and warrants.

Net cash provided by operating activities during fiscal 2004 was $1.16 million, resulting primarily from an increase in deferred revenue of $2.41 million, amortization and depreciation expense totaling $1.50 million, and a $1.01 million increase in accounts payable and accrued expenses, offset by the $1.19 million net loss for the fiscal year, a $1.96 million increase in accounts receivable and increased prepaid expenses and deferred product costs of $617,000. We bill and are paid for certain of our products and services in advance of when we recognize such billings as revenue. The growth of such billings in fiscal 2004 significantly contributed to cash generated by operating activities. Additionally, we amortized $1.32 million of previously capitalized software development costs in fiscal 2004. Because we paid for such development costs in prior periods, this was a non-cash expense for fiscal 2004. We anticipate that future growth of our business will result in increases in accounts receivable, accounts payable, inventories and deferred revenue and deferred product costs.

Net cash used in investing activities of $219,000 in fiscal 2004 resulted from fixed asset expenditures for computer equipment, software licenses and items required for the production and testing of our XATA Application Module.

Net cash provided by financing activities of $3.77 million during fiscal 2004 included $4.22 million in proceeds from the issuance of preferred stock and the exercise of options and warrants. This increase was offset by a net credit line decrease of $274,000 and $176,000 in principal repayment of long-term debt.

We believe our current cash balance, line of credit and vendor terms will be adequate to fund our operating needs for the foreseeable future. However, significant new product development or working capital needs may require additional external funding. Moreover, it is possible that our cash needs may vary significantly from our predictions due to failure to generate anticipated cash flow or other reasons. No assurance can be given that our predictions regarding our cash needs will prove accurate, that we will not require additional financing, that we will be able to secure any required additional financing when needed or at all, or that such financing, if obtained, will be on terms favorable or acceptable to us.

Subsequent Events

On November 30, 2004, we pre-paid the remaining principal balance of $213,000 on our Promissory Note with Deere & Company. The Promissory Note was created on April 20, 2000 in the original principal amount of $1,000,000.

On December 17, 2004, we established a new $2 million line of credit with Silicon Valley Bank. This line of credit replaced a similarly sized credit facility with a prior lender. The new line of credit is subject to borrowing eligibility based on eligible accounts receivable and is collateralized by substantially all the assets of the Company. Under the agreement, all amounts owed under the line of credit must be repaid to the lender not later than the December 16, 2005 final due date. See also Note 10 in the Notes to Financial Statements.

Recently Issued Accounting Pronouncements

Accounting for Inventory Costs

In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS 151, Inventory Costs— an amendment of ARB No. 43, Chapter 4. This Statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that “. . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. . . .” This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This Statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not believe the adoption of this Statement will have any immediate material impact on the Company.

Accounting for Share-Based Payment

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS 123 (revised 2004), Share-Based Payment. This Statement is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. This Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This Statement requires that the compensation cost relating to share-based payment transactions be measured on the fair value of the equity or liability instruments issued. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This Statement is effective in the first interim or annual reporting period that begins after December 15, 2005. Management is currently assessing if the adoption of this Statement will have a material impact on the Company.

Item 7. Financial Statements

Report of Independent Registered Public Accounting Firm	F-1
Balance Sheets	F-2 - F-3
Statements of Operations	F-4
Statements of Changes in Shareholders’ Equity	F-5
Statements of Cash Flows	F-6
Notes to Financial Statements	F-7 - F-19

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

     None.

Item 8A. Controls and Procedures

Evaluation of disclosure controls and procedures. The Company’s chief executive officer and chief financial officer (collectively, the “Certifying Officers”) are responsible for establishing and maintaining disclosure controls and procedures for the Company. Such officers have concluded that the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-14(c)) are sufficiently effective to ensure that the information required to be disclosed by the Company in this report is gathered, analyzed and disclosed with adequate timeliness, accuracy and completeness, based on an evaluation of such controls and procedures as of the end of the period covered by this report.

Changes in internal controls. The Certifying Officers also have indicated that there have been no significant changes in the Company’s internal controls or in other factors during its fourth fiscal quarter ended September 30, 2004, that could materially affect such controls subsequent to the date of their evaluation and there were no corrective actions with regard to significant deficiencies and material weaknesses during the fourth fiscal quarter.

Item 8B. Other Information

On December 20, 2004, the Company amended the restricted stock award agreements for officers and other employees to whom the Company had made such awards during the fiscal year ended September 30, 2004. The amendment removed all restrictions on transfer after vesting. However, each grant continues to vest over three years and the stock is not transferable prior to vesting. The form of Restricted Stock Award Agreement for officers is attached as an exhibit to this Form 10-KSB.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and
Shareholders of XATA Corporation

We have audited the accompanying balance sheets of XATA Corporation (a Minnesota corporation) as of September 30, 2004 and 2003, and the related statements of operations, shareholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of XATA Corporation as of September 30, 2004 and 2003, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Grant Thornton LLP

Minneapolis, Minnesota
November 12, 2004

XATA CORPORATION
BALANCE SHEETS
SEPTEMBER 30, 2004 AND 2003

ASSETS	2004	2003
Current Assets
Cash and cash equivalents	$5,322,497	$607,754
Accounts receivable, less allowances for doubtful accounts and sales returns of $293,000 and $322,000	5,500,832	3,538,938
Inventories	1,067,034	943,153
Deferred product costs	511,079	269,629
Prepaid expenses	230,809	123,023

Total current assets	12,632,251	5,482,497
Equipment and Leasehold Improvements, at cost Engineering and manufacturing equipment	388,424	341,038
Office furniture and equipment	1,150,962	979,313
Leasehold improvements	24,948	24,948

	1,564,334	1,345,299
Less: accumulated depreciation and amortization	(1,108,304)	(925,873)

Total equipment and leasehold improvements	456,030	419,426
Other Assets
Capitalized software development costs, less accumulated amortization of $7,269,615 and $5,950,426	—	1,319,190
Deferred product costs, net of current portion	303,481	35,782

Total assets	$13,391,762	$7,256,895

See Notes to Financial Statements

LIABILITIES AND SHAREHOLDERS’ EQUITY	2004	2003
Current Liabilities
Bank line of credit	$518,008	$792,184
Current maturities of long-term debt	231,403	175,893
Accounts payable	1,733,932	1,462,175
Accrued expenses	1,592,808	794,967
Deferred revenue	2,657,882	1,524,910

Total current liabilities	6,734,033	4,750,129
Long-Term Debt, net of current maturities	19,969	251,296
Deferred Revenue, net of current portion	1,501,799	221,424

Total liabilities	8,255,801	5,222,849
Commitments	—	—
Shareholders’ Equity
Preferred stock, 4% convertible, 5,000,000 shares authorized; 1,643,304 shares issued at September 30, 2004	3,922,532	—
Common stock, par value $0.01 per share; 25,000,000 shares authorized; 7,253,785 and 6,938,575 shares issued	72,538	69,386
Additional paid-in capital	19,000,497	17,767,539
Accumulated deficit	(17,859,606)	(15,802,879)

Total shareholders’ equity	5,135,961	2,034,046

Total liabilities and shareholders’ equity	$13,391,762	$7,256,895

See Notes to Financial Statements

XATA CORPORATION
STATEMENTS OF OPERATIONS
YEARS ENDED SEPTEMBER 30, 2004 AND 2003

	2004	2003
Net sales	$18,931,579	$11,350,492
Cost of goods sold	12,599,328	8,531,760

Gross profit	6,332,251	2,818,732
Operating expenses
Selling, general and administrative	5,060,261	4,665,262
Research and development	2,428,065	1,877,914

	7,488,326	6,543,176

Operating loss	(1,156,075)	(3,724,444)
Non-operating income (expense)
Interest income	28,110	6,697
Interest expense	(77,350)	(78,314)
Other	14,351	12,202

	(34,889)	(59,415)

Loss before income taxes	(1,190,964)	(3,783,859)
Income taxes	—	—

Net loss	$(1,190,964)	$(3,783,859)
Preferred stock dividends and deemed dividend	(865,763)	—

Loss to common shareholders	$(2,056,727)	$(3,783,859)

Loss per common share - basic and diluted:
Net loss	$(0.19)	$(0.55)

Loss to common shareholders	$(0.29)	$(0.55)

Weighted average common and common share equivalents
Basic and Diluted	7,021,573	6,934,416

See Notes to Financial Statements

XATA CORPORATION
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
Years Ended September 30, 2004 and 2003

	Common Stock		Preferred Stock		Additional
					Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, September 30, 2002	6,928,825	$69,288	—	$—	$17,748,440	$(12,019,020)	$5,798,708
Common stock issued on exercise of options	9,750	98	—	—	19,099	—	19,197
Net loss	—	—	—	—	—	(3,783,859)	(3,783,859)

Balance, September 30, 2003	6,938,575	69,386	—	—	17,767,539	(15,802,879)	2,034,046
Common stock issued on exercise of options	147,220	1,472	—	—	418,329	—	419,801
Common stock issued on exercise of warrants	28,470	285	—	—	34,512	—	34,797
Issuance of restricted shares of common stock	139,520	1,395	—	—	(1,395)	—	—
Issuance of common stock warrants	—	—	—	—	25,000	—	25,000
Issuance of preferred stock and warrants	—	—	1,612,903	3,115,398	651,765	—	3,767,163
Preferred stock dividends	—	—	30,401	77,222	—	(135,851)	(58,629)
Preferred stock deemed dividends	—	—	—	729,912	—	(729,912)	—
Recognition of restricted shares of common stock	—	—	—	—	104,747	—	104,747
Net loss	—	—	—	—	—	(1,190,964)	(1,190,964)

Balance, September 30, 2004	7,253,785	$72,538	1,643,304	$3,922,532	$19,000,497	$(17,859,606)	$5,135,961

See Notes to Financial Statements.

XATA CORPORATION
STATEMENTS OF CASH FLOWS
YEARS ENDED SEPTEMBER 30, 2004 AND 2003

	2004	2003
Cash provided by (used in) operating activities
Net loss	$(1,190,964)	(3,783,859)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization of equipment and leasehold improvements	182,431	246,151
Amortization of capitalized software development costs	1,319,190	1,423,831
Deferred compensation recognized	104,747	—
Issuance of warrants for services rendered	25,000	—
Write-off of software product	—	48,594
Changes in assets and liabilities:
Accounts receivable	(1,961,894)	(334,362)
Inventories	(123,881)	250,718
Accounts payable	271,757	539,550
Deferred revenue	2,413,347	708,865
Accrued expenses	739,212	267,591
Deferred product costs	(509,149)	(305,411)
Prepaid expenses	(107,786)	(11,555)

Net cash provided by (used in) operating activities	1,162,010	(949,887)
Cash used in investing activities
Purchase of equipment	(219,035)	(96,541)

Net cash used in investing activities	(219,035)	(96,541)
Cash provided by financing activities
Net borrowings (payments) on bank line of credit	(274,176)	792,184
Payments on long-term debt	(175,817)	(215,318)
Net proceeds from issuance of preferred stock and warrants	3,767,163	—
Proceeds from options and warrants exercised	454,598	19,197

Net cash provided by financing activities	3,771,768	596,063

Increase (decrease) in cash and cash equivalents	4,714,743	(450,365)
Cash and cash equivalents
Beginning	607,754	1,058,119

Ending	$5,322,497	$607,754

Supplemental disclosures of cash flow information
Cash payments for interest	$77,350	$78,314
Supplemental schedule of noncash investing and financing activities
Preferred stock dividends payable	$58,629	$—
Restricted stock	$603,210	$—
Preferred stock deemed dividends	$729,912	$—

See Notes to Financial Statements

XATA CORPORATION
NOTES TO FINANCIAL STATEMENTS

Note 1. Nature of Business and Significant Accounting Policies

Nature of business: XATA Corporation (“XATA” or the “Company”) develops, markets and services fully integrated, onboard fleet management systems for the fleet trucking segment of the transportation industry in the United States of America and Canada. XATA systems utilize proprietary software, onboard touch-screen computers, and related hardware components and accessories to capture, analyze, and communicate operating information that assists fleet management in improving productivity and profitability.

The majority of the Company’s sales are on a credit basis to customers located throughout the United States of America.

A summary of the Company’s significant accounting policies follows:

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

Hardware and software revenue is recognized under SOP 97-2 and SAB 101 when (i) persuasive evidence of an arrangement exists (for example a signed agreement or purchase order), (ii) delivery has occurred, as evidenced by shipping documents and customer acceptance, (iii) the fee is fixed or determinable and payable within twelve months, and (iv) collectibility is probable and supported by credit checks or past payment history. Pursuant to certain contractual arrangements, revenues are recognized for completed systems held at the Company’s warehouse pending the receipt of delivery instructions from the customer. As of September 30, 2004, the Company had approximately $23,000 of systems on hand that had been billed to those customers awaiting specific delivery instructions, compared to $42,000 on September 30, 2003.

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

Cash and cash equivalents: The Company considers all highly liquid temporary investments with an original maturity of 120 days or less to be cash equivalents. The Company maintains its cash in bank deposit and money market accounts, which, at times, exceed federally, insured limits. The Company invests excess cash in commercial paper and other liquid investments. The Company has not experienced any losses in such accounts.

Fair value of financial instruments: The financial statements include the following financial instruments: cash and cash equivalents, accounts receivable, accounts payable and notes payable. At September 30, 2004 and 2003, no separate comparison of fair values versus carrying values is presented for the aforementioned financial instruments since their fair values are not significantly different than their balance sheet carrying amounts.

Allowance for doubtful accounts and sales returns: The Company grants credit to customers in the normal course of business. The majority of the Company’s accounts receivables are due from companies with fleet trucking operations in a variety of industries. Credit is extended based on an evaluation of a customer’s financial condition and, generally, collateral is not required. Accounts receivable are typically due from customers within 30 days and are stated at amounts due from customers net of an allowance for doubtful accounts and sales returns. Accounts outstanding longer than the contractual payment terms are considered past due. The Company determines its allowance for doubtful accounts by considering a number of factors, including the length of time trade receivables are past due, the Company’s previous loss history, the customer’s current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole. The Company reserves for these accounts receivable by increasing bad debt expense when they are determined to be uncollectible. Payments subsequently received, or otherwise determined to be collectible, are treated as recoveries that reduce bad debt expense. The Company determines its allowance for sales returns by considering several factors, including history of prior sales credits issued. The Company regularly assesses the allowance for sales returns and increases it as needed. When the Company accepts a product return or issues a sales credit for which it had specifically increased the allowance, it writes-off the associated accounts receivable and decreases the allowance for sales returns.

Changes in the Company’s allowance for doubtful accounts and sales returns are as follows:

XATA CORPORATION
NOTES TO FINANCIAL STATEMENTS

Note 1. Nature of Business and Significant Accounting Policies (Continued)

	2004	2003
Beginning balance	$322,000	$162,000
Bad debt expense (recoveries)	5,000	(20,000)
Revenue reduction (increase)	(34,000)	180,000

Ending balance	$293,000	$322,000

Inventories: Inventories are stated at the lower of cost or market. Cost is determined on the standard cost method, which approximates the first-in, first-out method.

Capitalized software development costs: Software development costs incurred after establishing technological feasibility are capitalized. However, if the amounts eligible for capitalization are deemed to be immaterial, we may choose to recognize the expense fur such amounts in the period in which they are incurred. Costs that are capitalized are amortized to cost of goods sold beginning when the product is first released for sale to the general public. Amortization is at the greater of the amount computed using the ratio of current gross revenues for the product to the total of current and anticipated future gross revenues or the straight-line method over the estimated economic life of the product (two to five years). During fiscal year 2004, the estimated useful life of the remaining capitalized software development costs were evaluated and found to be shorter than previously estimated. Accordingly, amortization of these capitalized development costs were accelerated in fiscal 2004, resulting in an additional $421,000 of amortization expense. The Company reviews its long-lived assets periodically to determine potential impairment by comparing the carrying value of the long-lived assets with estimated future cash flows expected to result from the use of the assets, including cash flows from disposition. Should the sum of the expected future cash flows be less than the carrying value, the Company would recognize an impairment loss. An impairment loss would be measured by comparing the amount by which the carrying value exceeds the fair value of the long-lived assets. In fiscal 2003, the Company recorded an impairment loss of $49,000, included in cost of goods sold, to write off the net balance of capitalized software development costs related to a product line for which revenue is not expected to be realized in the foreseeable future. There was no impairment loss recorded in fiscal 2004.

Research and development costs: Expenditures for research and development activities performed by the Company are charged to operations as incurred.

Capitalized fixed assets: Capitalized expenditures exceeding $1,000 with an expected useful life greater than one year are capitalized.

XATA CORPORATION
NOTES TO FINANCIAL STATEMENTS

Note 1. Nature of Business and Significant Accounting Policies (Continued)

Depreciation and amortization: Depreciation and amortization for financial reporting purposes are computed using the straight-line method based on the estimated useful lives of individual assets. Depreciation and amortization for income tax reporting purposes are computed using accelerated methods. Depreciable lives for financial reporting purposes are as follows:

Years
Engineering and manufacturing equipment	3-7
Office furniture and equipment	3-7
Leasehold improvements	3-15

Product warranties: The Company sells its hardware products with a limited warranty, with an option to purchase extended warranties. The Company provides for estimated warranty costs at the time of sale and for other costs associated with specific items at the time their existence and amount are determinable. Factors affecting the Company’s product warranty liability include the number of units sold, historical and anticipated rates of claims and cost per claim. The Company periodically assesses the adequacy of its product warranty liability based on changes in these factors.

In fiscal 2004 and fiscal 2003, the Company incurred warranty claims in connection with the initial deployment of its XATANET fleet management system. The changes in the Company’s product warranty liability are as follows:

	2004	2003
Liability, beginning of year	$70,000	$15,000
Expense for new warranties issued	915,000	260,000
Warranty claims	(629,600)	(205,000)

Liability, end of year	$355,400	$70,000

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

XATA CORPORATION
NOTES TO FINANCIAL STATEMENTS

Note 1. Nature of Business and Significant Accounting Policies (Continued)

Net loss per share: Basic and diluted net loss per common share is computed by dividing the net loss of $1,190,964, less preferred stock dividends of $135,851, by the weighted average common shares outstanding for the year of 7,021,573.

At September 30, 2004 and 2003, the Company had options and warrants outstanding to purchase a total of 1,328,893 and 875,593 shares of common stock, at a weighted-average exercise price of $3.44 and $3.49. Because the Company incurred a net loss in both fiscal 2004 and 2003, the inclusion of potential common shares in the calculation of diluted net loss per common share would have an antidilutive effect. Therefore, basic and diluted net loss per common share amounts is the same in fiscal 2004 and 2003.

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

	2004	2003
Net loss, as reported	$(1,190,964)	$(3,783,859)
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	(269,000)	(481,000)

Pro forma net loss	$(1,459,964)	$(4,264,859)

Basic and diluted net loss per common share
As reported	$(0.19)	$(0.55)
Pro forma	(0.23)	(0.62)

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

XATA CORPORATION
NOTES TO FINANCIAL STATEMENTS

Note 1. Nature of Business and Significant Accounting Policies (Continued)

Reclassifications: Certain 2003 amounts have been reclassified to conform to the 2004 presentation.

Recently issued accounting pronouncements:

Accounting for Inventory Costs

In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS 151, Inventory Costs— an amendment of ARB No. 43, Chapter 4. This Statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that “. . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. . . .” This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not believe the adoption of this Statement will have any immediate material impact on the Company.

Accounting for Share-Based Payment

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS 123 (revised 2004), Share-Based Payment. This Statement is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. This Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This Statement requires that the compensation cost relating to share-based payment transactions be measured on the fair value of the equity or liability instruments issued. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This Statement is effective in the first interim or annual reporting period that begins after December 15, 2005. Management is currently assessing if the adoption of this Statement will have a material impact on the Company.

Note 2. Inventories

Inventories consist of the following:

	September 30
	2004	2003
Raw materials and subassemblies	$552,108	$454,146
Finished goods	514,926	489,007

Total inventories	$1,067,034	$943,153

XATA CORPORATION
NOTES TO FINANCIAL STATEMENTS

Note 3. Bank Line of Credit

As of September 30, 2004, the Company had a $2,000,000 credit line agreement with a financial institution. Advances under the line of credit accrued interest at prime rate plus 2.90%, or 7.65% as of September 30, 2004. The line was subject to borrowing base requirements and is collateralized by substantially all the assets of the Company (see also Note 10).

Note 4. Long-Term Debt

Long-term debt consists of the following:

	September 30
	2004	2003
Note payable to Deere & Company, due in monthly installments of $20,077 including interest at prime plus 2% (6.50% and 6.00% at September 30, 2004 and 2003) through October 2005, collateralized by all inventories, equipment and intellectual property	$251,372	$415,968
Other	—	11,221

	251,372	427,189
Less current maturities	231,403	175,893

	$19,969	$251,296

The Company entered into a Promissory Note with Deere & Company on April 20, 2000 in the original principal amount of $1,000,000. On November 30, 2004, the Company pre-paid the remaining principal balance of $213,000. See also Note 10.

XATA CORPORATION
NOTES TO FINANCIAL STATEMENTS

Note 5. Income Taxes

The Company’s deferred tax assets and liabilities are as follows:

	September 30
	2004	2003
Inventory and warranty reserve	$235,000	$121,000
Accrued expenses and deferred revenue	125,000	151,000
Accounts receivable and sales reserve	109,000	119,000
Research and development credits	976,000	817,000
Net operating loss carryforwards	5,790,000	5,933,000

Gross deferred tax assets	7,235,000	7,141,000
Valuation allowance on deferred tax assets	(7,195,000)	(6,604,000)

Net deferred tax assets	40,000	537,000
Software development costs	—	(488,000)
Depreciation	(40,000)	(49,000)

Gross deferred tax liabilities	(40,000)	(537,000)

Net deferred tax assets (liability)	$—	$—

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

The Company’s income tax expense (benefit) differed from the statutory federal rate as follows:

	September 30
	2004	2003
Statutory federal rate applied to loss before income taxes	$(405,000)	$(1,287,000)
State income tax benefit	(36,000)	(114,000)
Permanent differences	10,000	14,000
Change in valuation allowance	591,000	1,539,000
Research and development credit	(159,000)	(154,000)
Other	(1,000)	2,000

	$—	$—

Current	$—	$—
Deferred	—	—

	$—	$—

XATA CORPORATION
NOTES TO FINANCIAL STATEMENTS

At September 30, 2004, the Company had federal net operating loss carryforwards of approximately $15.6 million, which will begin to expire in 2009.

At September 30, 2004, the Company had research and development credit carryforwards of approximately $976,000, which will begin to expire in 2009.

Note 6. Commitments

Leases

The Company leases its office, warehouse, and certain office equipment under noncancelable operating leases. The facility lease requires that the Company pay a portion of the real estate taxes, maintenance, utilities and insurance.

Approximate future minimum rental commitments, excluding common area costs under these non-cancelable operating leases, are:

Years ending September 30:
2005	180,000
2006	180,000
2007	54,000
2008	2,000

Rental expense, including common area costs and net of rental income, was approximately $269,000 and $252,000 for the fiscal years ended September 30, 2004 and 2003.

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

Years ending September 30:
2005	$700,000
2006	1,160,000

$1,860,000

401(k) plan: The Company has a 401(k) plan covering substantially all employees and is operated on a calendar year basis. The Company provides an employer matching contribution equal to 25% of an employee’s contribution for employee deferrals of up to 6% of their compensation. Matching contributions for the fiscal year ending September 30, 2004 and 2003 totaled $51,000 and $52,000.

XATA CORPORATION
NOTES TO FINANCIAL STATEMENTS

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

On August 31, 2000, John Deere Special Technologies Group, Inc. (“JDSTG”) purchased 630,000 shares of Common Stock from the Company and 200,000 shares of common stock from an entity owned in part by a Director of the Company (“XIP”), each at $3.805 per share. On July 5, 2001, JDSTG purchased an additional 1,314,060 shares of Common Stock from the Company at $3.805 per share. In connection with the Agreement, the Company is subject to certain restrictions, including the payment of dividends on its common stock (except for stock dividends) and the redemption of its capital stock.

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

In the fiscal year ended September 30, 2004, the Company issued 30,401 shares of Series B Preferred Stock to Trident for payment of accrued dividends. Based on the market value of the Company’s Common Stock on the date of the dividend payment, the payment of the dividend in additional shares of Preferred Stock resulted in a non-cash deemed dividend of $100,931.

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

XATA CORPORATION
NOTES TO FINANCIAL STATEMENTS

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

In connection with this transaction, the Company recognized a one-time, non-cash deemed dividend of $628,982 relating to the beneficial conversion portion of the preferred stock. The beneficial conversion portion was determined by allocating the Trident proceeds on a fair value basis between the preferred stock and the warrants. The amount of the deemed dividend was the difference between the deemed fair value of the preferred stock and the purchase price on the date of the transaction. The deemed dividend was recorded as an addition to preferred stock with a corresponding increase to accumulated deficit. The addition was recognized at the date of issuance of the preferred stock, the same date at which the shares were eligible for conversion. See also Exhibit 11 filed herewith.

As required under the Stock Purchase Agreement, the Company filed a Registration Statement on Form S-3 to register the resale, from time to time, of the Common Stock to be issued pursuant to conversion of the Preferred Stock and exercise of the warrants, and a reasonable estimate of any Common Stock to be issued as dividends on the Preferred Stock. The Securities and Exchange Commission declared this Registration Statement effective on March 15, 2004.

The placement agent for the Trident investment received as consideration a $320,000 cash fee and 7-year warrants for purchase of an aggregate of 163,265 shares of Common Stock (130,612 shares at $2.54 per share and 32,653 shares at $3.17 per share). These warrants permit “cashless exercise” and provide the holders with piggyback registration rights.

Stock option plans: In February 2002 the Company adopted the 2002 Long Term Incentive and Stock Option Plan (the 2002 Plan). The 2002 Plan permits the granting of “incentive stock options” meeting the requirements of Section 422 of the Internal Revenue Code of 1986, as amended, and nonqualified options that do not meet the requirements of Section 422. Stock appreciation rights and restricted stock awards may also be granted under the 2002 Plan. A total of 750,000 shares of the Company’s common stock have been reserved for issuance pursuant to options granted or shares awarded under the 2002 Plan. Generally, the options that are granted under the 2002 Plan are exercisable for a period of five years from the date of grant and vest over a period of up to three years from the date of grant.

XATA CORPORATION
NOTES TO FINANCIAL STATEMENTS

The following tables summarize information relating to outstanding stock options as of September 30, 2004 and 2003 :

	2004		2003
		Weighted-		Weighted-
		Average Exercise		Average
	Shares	Price	Shares	Exercise Price
Options outstanding at beginning of year	828,115	$3.56	863,111	$3.64
Options granted	28,000	3.96	251,932	3.75
Options exercised	(147,220)	2.85	(9,750)	1.97
Options canceled	(19,107)	2.62	(277,178)	4.13

Options outstanding at end of year	689,788	$3.76	828,115	$3.56

	Options Outstanding			Options Exercisable
		Weighted-
	Number	Average		Number
	Outstanding at	Remaining	Weighted	Exercisable at	Weighted
	September 30,	Contractual	Average Exercise	September 30,	Average
Range of exercise price	2004	Life (Years)	Price	2004	Exercise Price
$2.37 - $3.52	267,350	1.56	$3.16	249,350	$3.15
$3.64 - $4.95	407,438	2.57	4.09	257,203	4.15
$5.00 - $5.63	15,000	0.40	5.26	15,000	5.26

	689,788	2.13	$3.76	521,553	$3.70

The fair value of each option is estimated at the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions for grants in 2004 and 2003: dividend rate of zero for both years; price volatility of 58% for 2004 and 46% for 2003; risk-free interest rate of 3.04% for 2004 and 2.75% for 2003; and expected life of five years for 2004 and 2003. The weighted-average fair value per option of options granted in 2004 and 2003 was $2.08 and $1.57.

Restricted stock awards: The Company recently changed its long-term incentive compensation practices by granting restricted shares of common stock rather than stock options. The Company granted a total of 139,520 restricted shares of common stock to various management employees in the fiscal year ended September 30, 2004. Each grant of restricted shares vests over three years. During the fiscal year ended September 30, 2004, the Company recognized $104,747 of deferred compensation related to restricted stock awards.

Common stock warrants: The Company has, on occasion, issued warrants for the purchase of common stock to directors, consultants and placement agents. Compensation expense associated with the warrants has not been material. At September 30, 2004, warrants were outstanding to purchase a total of 639,105 shares of common stock at a weighted-average exercise price of $3.10 per share, with a weighted-average remaining life of approximately 4.13 years.

XATA CORPORATION
NOTES TO FINANCIAL STATEMENTS

Note 8. Major Customers

The Company operates in a single reporting segment. Net sales include sales to major customers as follows:

	Year Ended September 30
	2004	2003
Revenue percentage:
Customer A	27%		*
Customer B	*		17%
Ending receivable balance:
Customer A	$1,006,000	$	*
Customer B	*		437,000

*	Net sales were less than 10 percent of total net sales.

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

Note 9. Related Party Transactions

The Company purchases a significant portion of the hardware components for its products from Phoenix International Corporation (Phoenix), a wholly owned subsidiary of Deere & Company. John Deere Special Technologies Group, Inc., our largest shareholder, is also a subsidiary of Deere & Company. Payments by the Company to Phoenix totaled $4,401,000 during the Company’s fiscal year ended September 30, 2004 and $1,541,000 during the fiscal year ended September 30, 2003. All transactions between Phoenix and the Company have been and will be on terms negotiated at “arms length.” The net amount payable to Phoenix on September 30, 2004 was $469,000, compared to $679,000 on September 30, 2003.

Note 10. Subsequent Events (unaudited)

On November 30, 2004, the Company pre-paid the remaining principal balance of $213,000 on its Promissory Note with Deere & Company. The Promissory Note was created on April 20, 2000 in the original principal amount of $1,000,000.

On December 17, 2004 the Company established a new line of credit with Silicon Valley Bank. Advances under the line of credit accrue interest at the prime rate. The line is subject to borrowing base requirements and is collateralized by substantially all the assets of the Company. The agreement expires on December 16, 2005.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons, Compliance with Section 16(a) of the Exchange Act

Certain information about our executive officers called for by this Item is contained in Part II of this Report, and other information is incorporated by reference to our definitive proxy statement which will be filed within 120 days after the end of our fiscal year pursuant to Regulation 14A (the “Proxy Statement”).

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

Equity Compensation Plan Information

     The Company has three equity compensation plans: its 1991 Long-Term Incentive and Stock Option Plan, its 2001 Interim Incentive and Stock Option Plan, and its 2002 Long-Term Incentive and Stock Option Plan, all of which have been approved by the shareholders of the Company. The 1991 and 2001 Plans have terminated and no additional awards can be made under those Plans. In addition, the Company has issued warrants to its directors and certain service providers. These awards have not been presented to or approved by the shareholders.

     The following table presents information as of September 30, 2004 about these plans, with separate disclosure for shareholder-approved plans and other plans.

				Number of securities
				remaining available for
	Number of securities to be		Weighted-average exercise	future issuance under
	issued upon exercise of		price of outstanding	equity compensation plans
	outstanding options,		options, warrants and	(excluding securities
	warrants and rights		rights	reflected in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders	689,788	(1)	$3.76	252,626 (2)
Equity compensation plans not approved by security holders	187,879	(3) (4) (5)	$2.92	- 0 -

Total	877,667		$3.58	252,626

(1)	Consists of options (expressed as number of shares) outstanding under the following plans:
1991 Long-Term Incentive and Stock Option Plan – 194,434
2001 Interim Incentive and Stock Option Plan – 137,500
2002 Long-Term Incentive and Stock Option Plan – 357,854

(2)	Consists of shares available for future option grants as follows:
1991 Long-Term Incentive and Stock Option Plan – none
2001 Interim Incentive and Stock Option Plan – none
2002 Long-Term Incentive and Stock Option Plan – 252,626

(3)	Includes five-year warrants for the purchase of a total of 15,000 shares, exercisable at market value at the time of grant, issued to directors of the Company in consideration of service on the Board of Directors. The warrants contain a “cashless exercise” feature that allows the holder to exercise for shares in an amount equal to the excess of aggregate current market value over the aggregate exercise price, divided by the current market value per share.

(4)	Includes 7-year warrants issued as part of its consideration to the placement agent for the Trident Capital investment in the Company for purchase of an aggregate of 163,265 shares of Common Stock (130,612 shares at $2.54 per share and 32,653 shares at $3.17 per share). These warrants permit “cashless exercise” and provide the holders with piggyback registration rights.

(5)	Includes a 5-year warrant for the purchase of 9,615 shares, exercisable at market value at the time of grant, issued to an outside consultant as partial consideration for executive search services. The warrants contain a “cashless exercise” feature that allows the holder to exercise for shares in an amount equal to the excess of aggregate current market value over the aggregate exercise price, divided by the current market value per share.

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

Item 13. Exhibits and Reports on Form 8-K

     Reports on Form 8-K

1.	Report on Form 8-K dated July 21, 2004 concerning the press release for financial results for the three month period ending June 30, 2004.

Exhibits

Exhibit
No.	Description of Exhibits
3.1	Restated Articles of Incorporation, as amended (1)

3.2	Bylaws (1)

3.3	Amended and Restated Bylaws, effective February 26, 2002 (12)

4.1	Form of certificate representing the Common Stock (1)

4.2	Certificate of Designation of Preferences of Series B Preferred Stock (17)

4.3	Form of Trident Warrants (17)

4.4	Form of Cherry Tree Warrants (17)

9.0	Voting Agreement (17)

10.1	Lease (for Office and Manufacturing Facilities), dated September 11, 1986, Letter Agreement and Amendment No. 1 to lease dated July 10, 1992, and Amendment No. 2 to Lease (1)

10.2	Agreements with Dennis R. Johnson regarding employment (1)

10.3	Agreements with William P. Flies regarding employment (1)

10.4	1991 Long-Term Incentive and Stock Option Plan, as amended by the Board of Directors in May 1997 subject to ratification by the shareholders

10.5	Purchase Agreement with Ryder Dedicated Logistics, Inc. dated December 31, 1994, with supplemental agreement dated September 1, 1995 (2)

10.7	Lease dated December 26, 1996 with Hoyt Properties, Inc. for new corporate headquarters (3)

10.8	Letter of Agreement with William Callahan regarding compensation (4)

10.9	Credit Agreement with Norwest Business Credit, Inc., dated October 23, 1998 and Amendments dated November 30, 1998 and January 8, 1999 (5)

10.10	Master Security Agreement and Promissory Note with GE Capital Corporation Commercial Asset Funding, dated August 6, 1998 (5)

10.11	Separation Agreement with Dennis R. Johnson (6)

10.12	Separation Agreement with William Callahan (6)

10.13	Amendment to Credit Agreement with Norwest Bank dated December 1, 1999 (6)

10.14	Sublease Agreement with Kavoras, Inc. dated September 1, 1999 (6)

10.15	Stock Purchase Agreement with JDSTG, dated August 30, 2000 (7)

10.16	Registration Rights Agreement with JDSTG dated August 30, 2000 (7)

10.17	Amendment No. 1, dated October 31, 2000, to Stock Purchase Agreement with JDSTG (9)

10.18	Side Agreement with JDSTG dated December 28, 2000 (8)

10.19	Employment Agreement dated October 1, 2000 with William P. Flies, Chief Executive Officer (10)

10.20	Employment Agreement dated January 15, 2001 with John G. Lewis, Chief Financial Officer (10)

10.21	Employment Agreement dated October 1, 2000 with Thomas N. Flies, Senior Vice President of Product Development (10)

10.22	Employment Agreement dated October 1, 2000 with Joel G. Jorgenson, Senior Vice President of Sales (10)

10.23	Employment Agreement dated February 5, 2001 with J. Perry McGahan, Vice President of Software Engineering (11)

10.24	Employment Agreement dated February 20, 2002 with Craig S. Fawcett, Chief Executive Officer (12)

10.25	Financing Agreement and Revolving Note with Itasca Business Credit, Inc. dated December 23, 2002 (13)

Exhibit
No.	Description of Exhibits
10.26	Form of Warrant issued to directors as equity compensation (13), (14)

10.27	Employment Agreement dated October 1, 2002 with William P. Flies, Chief Technical Officer (15)

10.28	First Lease Amendment dated May 5, 2003 which amends Lease dated December 27, 1996 with Hoyt Properties for Burnsville, Minnesota corporate headquarters (15)

10.29	Separation Agreement and Release dated June 11, 2003 with William P. Flies, Chief Technical Officer (16)

10.30	Trident Investor Indemnification Agreement (17)

10.31	Trident Director Indemnification Agreement (17)

10.32	Common Stock Warrant and Series B Preferred Stock Purchase Agreement (17)

10.33	First Amendment to Financing Agreement and Restated Revolving Note with Itasca Business Credit, Inc.

10.34	Amended Restricted Stock Award Agreement (18) *

10.35	Loan and Security Agreement with Silicon Valley Bank *

11	Earnings per share computation

14	Amended Code Of Ethics For Principal Executive Officer And Senior Financial Officers *

23	Consent of Grant Thornton LLP, independent registered public accounting firm*

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

99.1	Fiscal Year 2004 Definitive Proxy Materials (portions of which are incorporated herein by reference) (19)

*	Filed herewith

(1)	Incorporated by reference to exhibit filed as a part of Registration Statement on Form S-2 (Commission File No. 33-98932).

(2)	Incorporated by reference to exhibit filed as a part of Report on Form 10-QSB for the fiscal quarter ended March 31, 1995. Certain segments have been granted confidential treatment.

(3)	Incorporated by reference to exhibit filed as a part of Report on Form 10-QSB for the fiscal quarter ended March 31, 1997.

(4)	Incorporated by reference to exhibit filed as a part of Report on Form 10-KSB for fiscal year ended September 30, 1997.

(5)	Incorporated by reference to exhibit filed as a part of Report on Form 10-KSB for fiscal year ended September 30, 1998.

(6)	Incorporated by reference to exhibit filed as a part of Report on Form 10-KSB for fiscal year ended September 30, 1999.

(7)	Incorporated by reference to exhibit filed as a part of Report on Form 8-K on September 7, 2000.

(8)	Incorporated by reference to exhibit filed as a part of Report on Form 10-KSB for the fiscal year ended September 30, 2000.

(9)	Incorporated by reference to exhibit filed as a part of Report on Form 8-K on November 2, 2000.

(10)	Incorporated by reference to exhibit filed as part of Report on Form 10-QSB for the fiscal quarter ended December 31, 2000.

(11)	Incorporated by reference to exhibit filed as part of Report on Form 10-QSB for the fiscal quarter ended March 31, 2001.

(12)	Incorporated by reference to exhibit filed as part of Report on Form 10-QSB for the fiscal quarter ended March 31, 2002.

(13)	Incorporated by reference to exhibit filed as part of Report on Form 10-KSB for the fiscal year ended September 30, 2002.

(14)	Warrants substantially identical to the warrant filed as Exhibit 10.26 have been issued and are outstanding as follows:

Holder	Date of Issuance	Exercise Price	Number of Shares
Richard Bogen	5/14/00	4.50	5,000
Stephen Lawrence	9/17/01	3.69	10,000

(15)	Incorporated by reference to exhibit filed as part of Report on Form 10-QSB for the fiscal quarter ended March 31, 2003.

(16)	Incorporated by reference to exhibit filed as part of Report on Form 10-QSB for the fiscal quarter ended June 30, 2003.

(17)	Incorporated by reference to exhibit filed as part of Report on Form 8-K on December 9, 2003.

(18)	Form of Amended Restricted Stock Award Agreement for awards granted to Craig S. Fawcett, John G. Lewis, Peter A. Thayer, Mark W. Engel and Thomas N. Flies. The award agreements are identical for each individual except for name, dates and number of shares.

(19)	To be filed in definitive form not later than January 14, 2005.

Item 14. Principal Accountant Fees and Services

Information called for by this Item is incorporated by reference to our definitive proxy statement which will be filed within 120 days after the end of our fiscal year pursuant to Regulation 14A.

SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

XATA CORPORATION
Dated: December 20, 2004	By:	/s/ Craig S. Fawcett
Craig S. Fawcett, President and Chief
Executive Officer (Principal executive officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Dated: December 20, 2004	By:	/s/ Richard L. Bogen
Richard L. Bogen, Director

Dated: December 20, 2004	By:	/s/ Craig S. Fawcett
Craig S. Fawcett, Chief Executive Officer, Director

Dated: December 20, 2004	By:	/s/ Carl M. Fredericks
Carl M. Fredericks, Director

Dated: December 20, 2004	By:	/s/ Roger W. Kleppe
Roger W. Kleppe, Director

Dated: December 20, 2004	By:	/s/ Stephen A. Lawrence
Stephen A. Lawrence, Director (Chairman)

Dated: December 20, 2004	By:	/s/ John G. Lewis
John G. Lewis, Chief Operating Officer and Chief Financial Officer (Principal accounting and financial officer)

Dated: December 20, 2004	By:	/s/ Christopher P. Marshall
Christopher P. Marshall, Director

Dated: December 20, 2004	By:	/s/ Charles R. Stamp, Jr.
Charles R. Stamp, Jr., Director

INDEX TO EXHIBITS

Index
Number	Description
10.34	Amended Restricted Stock Award Agreement

10.35	Loan and Security Agreement with Silicon Valley Bank

11	Earnings per share computation

14	Amended Code of Ethics for Principal Executive Officer and Senior Financial Officers

23	Consent of Grant Thornton LLP, independent registered public accounting firm*

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002