Form 10QSB
period 2004-12-31
XATA CORP /MN/
filed 2005-02-11
CIK 854398

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended December 31, 2004 or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from                      to

Commission File Number:	0-27166

XATA Corporation

(Exact Name of Registrant as Specified in its Charter)

Minnesota	41-1641815

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

151 E. Cliff Road, Suite 10, Burnsville, Minnesota	55337

(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code:       (952) 707-5600

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

Yes ☑ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of February 1, 2005, the following securities of the Registrant were outstanding: 7,280,696 shares of Common Stock, $.01 par value per share, and 1,676,800 shares of Series B Preferred Stock.

XATA Corporation
Index

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

XATA CORPORATION

BALANCE SHEETS
DECEMBER 31, 2004 AND SEPTEMBER 30, 2004
(UNAUDITED)

	December 31,	September 30,
	2004	2004

ASSETS
Current Assets
Cash and cash equivalents	$6,081,715	$5,322,497
Accounts receivable, less allowances for doubtful accounts and sales returns of $296,000 and $293,000	3,491,655	5,500,832
Inventories	968,176	1,067,034
Deferred product costs	980,485	511,079
Prepaid expenses	188,982	230,809

Total current assets	11,711,013	12,632,251

Equipment and Leasehold Improvements, at cost
Engineering and manufacturing equipment	398,749	388,424
Office furniture and equipment	1,468,075	1,150,962
Leasehold improvements	24,948	24,948

	1,891,772	1,564,334

Less: accumulated depreciation and amortization	(1,159,762)	(1,108,304)

Total equipment and leasehold improvements	732,010	456,030

Other Assets
Deferred product costs, net of current portion	489,646	303,481

Total assets	$2,932,669	$13,391,762

See Notes to Financial Statements

	December 31,	September 30,
	2004	2004

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Bank line of credit	$—	$518,008
Current maturities of long-term debt	—	231,403
Accounts payable	1,078,606	1,733,932
Accrued expenses	1,107,057	1,592,808
Deferred revenue	4,380,008	2,657,882

Total current liabilities	6,565,671	6,734,033

Long-Term Debt, net of current maturities	—	19,969
Deferred Revenue, net of current portion	2,009,393	1,501,799

Total liabilities	8,575,064	8,255,801

Commitments	—	—

Shareholders’ Equity
Preferred stock, 4% convertible, 5,000,000 shares authorized; 1,676,800 and 1,643,304 shares issued	4,117,814	3,922,532
Common stock, par value $0.01 per share; 25,000,000 shares authorized; 7,279,446 and 7,253,785 shares issued	72,794	72,538
Additional paid-in capital	19,171,014	19,000,497
Accumulated deficit	(19,004,017)	(17,859,606)

Total shareholders’ equity	4,357,605	5,135,961

Total liabilities and shareholders’ equity	$12,932,669	$13,391,762

See Notes to Financial Statements

XATA CORPORATION

STATEMENTS OF OPERATIONS
THREE MONTHS ENDED DECEMBER 31, 2004 AND 2003
(UNAUDITED)

	December 31,	December 31,
	2004	2003
Net sales	$4,538,349	$3,269,932
Cost of goods sold	3,061,754	2,116,343

Gross profit	1,476,595	1,153,589

Operating expenses
Selling, general and administrative	1,490,495	1,053,127
Research and development	996,404	533,446

	2,486,899	1,586,573

Operating loss	(1,010,304)	(432,984)

Non-operating income (expense)
Interest income	23,527	713
Interest expense	(9,854)	(23,492)
Other	2,791	1,172

	16,464	(21,607)

Net loss before income taxes	(993,840)	(454,591)

Income taxes	—	—

Net loss	(993,840)	(454,591)

Preferred stock dividends and deemed dividend	(150,571)	(639,907)

Loss to common shareholders	$(1,144,411)	$(1,094,498)

Loss per common share — basic and diluted:

Net loss	$(0.15)	$(0.07)
Loss to common shareholders	(0.16)	(0.16)

Weighted average common and common share equivalents
Basic and Diluted	7,130,558	6,950,376

See Notes to Financial Statements

XATA CORPORATION

STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED DECEMBER 31, 2004 AND 2003
(UNAUDITED)

	Three Months Ended
	December 31,
	2004	2003

Cash provided by operating activities
Net loss	$(993,840)	$(454,591)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization of equipment and leasehold improvements	51,458	47,217
Amortization of capitalized software development costs	—	327,816
Deferred compensation recognized	50,268	—
Issuance of warrants for services rendered	25,000	—
Changes in assets and liabilities:
Accounts receivable	2,009,177	1,105,972
Inventories	98,858	(235,755)
Accounts payable	(655,326)	(623,301)
Deferred revenue	2,229,720	15,502
Accrued expenses	(441,040)	20,868
Deferred product costs	(655,571)	46,044
Prepaid expenses	41,827	40,265

Net cash provided by operating activities	1,760,531	290,037

Cash used in investing activities
Purchase of equipment	(327,438)	(2,773)

Net cash used in investing activities	(327,438)	(2,773)

Cash provided by (used in) financing activities
Net payments on bank line of credit	(518,008)	(518,320)
Payments on long-term debt	(251,372)	(7,421)
Net proceeds from issuance of preferred stock	—	3,767,163
Proceeds from options and warrants exercised	95,505	47,666

Net cash provided by (used in) financing activities	(673,875)	3,289,088

Increase in cash and cash equivalents	759,218	3,576,352

Cash and cash equivalents
Beginning	5,322,497	607,754

Ending	$6,081,715	$4,184,106

Supplemental disclosures of cash flow information
Cash payments for interest	$9,854	$23,492

Supplemental schedule of noncash investing and financing activities
Preferred stock dividends payable	$13,918	$10,925
Preferred stock dividends paid	$85,081	$—
Preferred stock deemed dividends	110,202	628,982

See Notes to Financial Statements

NOTES TO FINANCIAL STATEMENTS

Note 1. Management Statement

Financial statements for the interim periods included herein are unaudited; however, in the opinion of management of the Company, the accompanying unaudited financial statements contain all adjustments (consisting of only normal, recurring accruals) necessary to present fairly the financial position of the Company as of December 31, 2004, the results of operations and cash flows for the three months ended December 31, 2004 and 2003. The results of operations for any interim period are not necessarily indicative of the results for the fiscal year ending September 30, 2005. These interim financial statements should be read in conjunction with the Company’s annual financial statements and related notes thereto included in the Company’s Form 10-KSB and Annual Report to shareholders for the fiscal year ended September 30, 2004. The balance sheet as of September 30, 2004 included herein is derived from the audited balance sheet as of that date.

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

Hardware and software revenue is recognized under SOP 97-2 and SAB 101 when (i) persuasive evidence of an arrangement exists (for example a signed agreement or purchase order), (ii) delivery has occurred, as evidenced by shipping documents and customer acceptance, (iii) the fee is fixed or determinable and payable within twelve months, and (iv) collectibility is probable and supported by credit checks or past payment history. Pursuant to certain contractual arrangements, revenues are recognized for completed systems held at the Company’s warehouse pending the receipt of delivery instructions from the customer. As of December 31, 2004, the Company had approximately $25,000 of systems on hand that had been billed to those customers awaiting specific delivery instructions.

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

Allowance for doubtful accounts and sales returns: The Company grants credit to customers in the normal course of business. The majority of the Company’s accounts receivable are due from companies with fleet trucking operations in a variety of industries. Credit is extended based on an evaluation of a customer’s financial condition and, generally, collateral is not required. Accounts receivable are typically due from customers within 30 days and are stated at amounts due from customers net of an allowance for doubtful accounts and sales returns. Accounts outstanding longer than the contractual payment terms are considered past due. The Company determines its allowance for doubtful accounts by considering a number of factors, including the length of time trade receivables are past due, the Company’s previous loss history, the customer’s current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole. The Company reserves for these accounts receivable by increasing bad debt expense when determined to be uncollectible. Payments subsequently received, or otherwise determined to be collectible, are treated as recoveries that reduce bad debt expense. The Company determines its allowance for sales returns by considering several factors, including history of prior sales credits issued. The Company regularly assesses the allowance for sales returns and adjusts it as needed. When the Company accepts a product return or issues a sales credit for which it had specifically increased the allowance, it writes-off the associated accounts receivable and decreases the allowance for sales returns.

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

Equipment and Leasehold Improvements: Expenditures exceeding $1,000 with an expected useful life greater than one year are capitalized.

Net loss per share: Basic and diluted net loss of $0.15 per common share is computed by dividing the net loss of $993,840, less preferred stock dividends of $40,370, by the weighted average common shares outstanding for the quarter of 7,130,558.

Common stock equivalent shares consist of convertible preferred stock (using the if-converted method), stock options and warrants (using the treasury stock method), and the unvested portion of issued restricted stock. Common stock equivalents as of December 31, 2004 and 2003 included 445,339 and 11,227 shares related to stock options and warrants. Additional common stock equivalents as of December 31, 2004 and 2003 include 1,676,800 and 1,612,903 shares of convertible preferred stock and 136,181 unvested shares of restricted stock as of December 31, 2004. There were no common stock equivalents as of December 31, 2003 related to unvested restricted stock. Because the Company incurred losses for the three months ended December 31, 2004 and 2003, the inclusion of common stock equivalent shares in the calculation of diluted loss per common share would have an antidilutive effect. Therefore, the basic and diluted loss per common share is the same for the three-month periods ending December 31, 2004 and 2003.

Stock-based compensation: The Company utilizes the intrinsic value method to account for its stock-based employee compensation plan. Under this method, compensation expense is recognized for the amount by which the market price of the common stock on the date of grant exceeds the exercise price of an option. No compensation costs related to employee stock option grants have been recognized in the consolidated Statements of Operations because all options have been issued with an exercise price that was equal to the market price on the date of issuance. The following table illustrates the effect on net loss if the Company had applied the fair value method.

	Three Months Ended
	December 31,
	2004	2003

Net loss, as reported	$(993,840)	$(454,591)
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	(40,000)	(67,000)

Pro forma net loss	$(1,033,840)	$(521,591)

Basic and diluted net loss per common share
As reported	$(0.14)	$(0.07)
Pro forma	(0.14)	(0.08)

Restricted stock awards: The Company recently changed its long-term incentive compensation practices by granting restricted shares of common stock rather than stock options. The Company did not grant any restricted shares of common stock to employees in the three months ended December 31, 2004. During this three-month period, 3,339 shares of restricted stock were forfeited when an employee left the Company. Each grant of restricted shares vests over three years and shares granted may not be sold until three years after the date of grant. In the three months ended December 31, 2004, the Company amortized $50,268 of deferred compensation related to restricted stock awards.

Common stock warrants: The Company has, on occasion, issued warrants for the purchase of common stock to directors and consultants. In the three-month period ended December 31, 2004, the Company issued Williams Executive Search warrants to purchase 9,921 shares of common stock at an exercise price of $5.74 per share in exchange for $25,000 in professional services.

At December 31, 2004 and 2003, warrants were outstanding to purchase a total of 649,026 and 637,821 shares of common stock at a weighted-average exercise price of $3.14 and $3.04 per share, with a weighted-average remaining life of approximately 3.90 years and 4.81 years.

Note 3. Commitments

Reseller Commitment

On October 11, 2002, the Company entered into a U.S. Value Added Reseller Agreement with ORBCOMM LLC. Pursuant to this agreement, the Company is authorized to resell certain satellite communication services in conjunction with its products. In exchange for favorable pricing, the Company has committed to certain volume minimums. On March 30, 2003, the Company and ORBCOMM amended this agreement by revising certain commitment dates. Approximate future minimum purchases in excess of units already activated under customer agreements are as follows:

Fiscal Years ending September 30:
2005	$364,000
2006	917,000

Note 4. Corporate Liquidity

On December 6, 2003, the Company entered into a Common Stock Warrant and Series B Preferred Stock Purchase Agreement with several entities associated with Trident Capital, Inc. (“Trident”), under which Trident purchased 1,612,903 shares of Series B Preferred Stock for $4,096,774, or $2.54 per share (see Note 6).

On December 17, 2004 the Company established a new line of credit with Silicon Valley Bank. Advances under the line of credit accrue interest at the prime rate, or 5.25% as of December 31, 2004. The line is subject to borrowing base requirements and is collateralized by substantially all the assets of the Company. The agreement expires on December 16, 2005.

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

Note 5. Transactions with Related Party

The Company currently purchases a significant portion of the hardware components for its products from Phoenix International Corporation (Phoenix), a wholly owned subsidiary of Deere & Company. John Deere Special Technologies Group, Inc., our largest shareholder, is also a subsidiary of Deere & Company. Payments by the Company to Phoenix totaled $1.62 and $1.01 million during the three-month periods ended December 31, 2004 and 2003. All transactions between Phoenix and the Company have been, and will continue to be, on terms negotiated at “arms length.”

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

In the three months ended December 31, 2004, the Company issued 33,496 shares of Series B Preferred Stock to Trident for payment of accrued dividends. Based on the market value of the Company’s Common Stock on the date of the dividend payment, the payment of the dividend in additional shares of Preferred Stock resulted in a non-cash deemed dividend of $110,202.

The Preferred Stock is redeemable at the option of Trident at 100% of the original purchase price plus accrued and unpaid dividends at any time after five years from date of issuance, or at any time if there is a significant adverse judgment against the Company, the Company defaults on its debts or files for bankruptcy, or in the event of a change of control. However, the Company may decline to redeem any or all of the Preferred Stock at its sole option and discretion, and in such case the annual cumulative dividend on the Preferred Stock will increase from 4% to 10%. The Company may redeem the Preferred Stock at its option after five years from the date of issuance if the market price of its Common Stock is greater than three times the conversion price on each of the sixty consecutive days prior to the redemption date.

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

[Remainder of Page Intentionally Left Blank]

Item 2. Management’s Discussion and Analysis or Plan of Operation

The following discussion and analysis provides information we believe is relevant to an assessment and understanding of our results of operations and financial condition. This discussion should be read in conjunction with the financial statements in Item 1 and our report on Form 10-KSB for the year ended September 30, 2004.

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

We continued fulfilling orders for our XATANET web-based fleet management system to multiple customers, including Penske Truck Leasing Co., L.P. in which Penske offers the XATANET web-based fleet management system to its lease customers throughout North America. We continued fulfilling orders for our OpCenter enterprise fleet management system to multiple customers, and completed shipment of orders related to the United States Postal Service 2004 cargo van purchase.

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

Application service revenue, which is composed of monthly fees, is recognized ratably over the minimum service contract period, which commences upon the activation of the mobile application module. When system products are sold in conjunction with an application service contract, we defer the product revenue and associated product costs, and recognize both ratably over the minimum service contract term (generally one to five years) rather than upon shipment of the product. Our application service revenue relates to sales of our XATANET fleet management system, a new product with which we have limited market experience. Once we gain additional experience with this product, it is possible we will conclude it is appropriate to recognize product revenue and associated product costs over a term that is longer than the minimum service contract term. Because we expect the proportion of sales treated under this policy, including sales of XATANET, to increase relative to sales of other products, we expect deferred revenue to increase over time. This will have the effect of delaying revenue recognition of XATANET system sales to future periods, and thus will lower the amount of revenue recognized in earlier periods.

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

Capitalized software development costs. We capitalize software development costs incurred after establishing technological feasibility. These costs are amortized to cost of goods sold beginning when the product is first released for sale to the general public. Amortization is at the greater of the amount computed using the ratio of current gross revenues for the product to the total of current and anticipated future gross revenues or the straight-line method over the estimated economic life of the product. Capitalization of software development costs has the effect of reducing operating costs and increasing reported profitability in the period in which such costs occur. Amortization of these costs increases cost of goods sold in the periods over which such amortization takes place, thus decreasing reported profitability in those periods. All previously capitalized software development costs were full amortized as of September 30, 2004.

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

Results of Operations for the quarters ended December 31, 2004 and 2003

The following table sets forth certain Statements of Operations data as a percentage of net sales:

	Three Months Ended
	December 31,
	2004	2003

Net sales	100%	100%
Gross profit	33%	35%
Selling, general and administrative	33%	32%
Research and development	22%	16%
Operating loss	-22%	-13%
Net loss	-22%	-13%

Net Sales. Our net sales for the three months ended December 31, 2004 were $4.54 million, versus net sales of $3.27 million for the three months ended December 31, 2003. For the three months ended December 31, 2004, net sales derived from OpCenter hardware and software were $3.16 million, OpCenter services totaling $928,000, and $445,000 of recognized revenue from sales of XATANET. We completed shipment of the USPS 2004 cargo van order with shipments totaling $1.56 million in the three months ended December 31, 2004.

Deferred revenue increased to $6.4 million in the first quarter of fiscal 2005 compared to $4.2 million in the fourth quarter of fiscal 2004. The higher deferred revenue at the end of the first quarter is a result of increasing XATANET sales. Because XATANET is a subscriber-based product, revenue associated with it is recognized over the initial term of each subscription rather than fully at the time of delivery. Accordingly, we expect reported revenue from this product will increase gradually as the subscriber base grows.

Cost of Goods Sold. Cost of goods sold includes the direct product costs associated with fulfilling customer orders as well as certain fixed expenses. Fixed expenses include costs related to our system implementation and support staff, and expenses associated with the enhancement of released products. For the three months ended December 31, 2003 $328,000 of non-cash amortization of capitalized software development costs were included in the cost of goods sold. No amortization costs were included in the three month period ended December 31, 2004 because all capitalized software development costs were fully amortized as of September 30, 2004. Product sales mix, order discounts and other variable and fixed expenses impact cost of goods sold. Cost of goods sold in the three months ended December 31, 2004 was $3.06 million, versus $2.12 million for the comparable prior year period. Cost of sales as a percent of net sales increased in the current fiscal year period compared to the same prior year period primarily because of higher expenses associated new product sales.

Operating Expenses. Operating expenses include research and development expenses, as well as selling, general and administrative expenses. Total operating expenses were $2.49 million for the three months ended December 31, 2004 compared to $1.59 million for the comparable prior year period.

Selling, general and administrative expenses were $1.49 million for the three months ended December 31, 2004, compared to $1.05 million for the comparable prior year period. This increase in the current quarter resulted from higher current year selling expenses and administrative support to bring XATANET to market.

Research and development expenses during the three months ended December 31, 2004 were $996,000, versus $533,000 in the comparable fiscal 2004 period. Costs associated with research and development activities are expensed in the period they are incurred. We capitalize software development expenditures after we establish technological feasibility of new products, and later amortize these capitalized amounts to cost of goods sold based on the anticipated useful life of the product. We determine the useful life of each product based upon its anticipated future net revenues. In the three months ended December 31, 2004, we did not capitalize any software development costs because the expenditures were primarily on products that have not attained technological feasibility.

Overall product development expenses totaled $1.11 million in the three months ended December 31, 2004. These include $996,000 of research and development expense associated with the development of new products, combined with $113,000 expended on the enhancement of released products (included as a component of cost of goods sold). Product development expenses have increased as we continue to strategically invest in our products to satisfy demand for higher value applications and increase our market position.

Non-operating Income and Expense. Interest expense for the three months ended December 31, 2004 was $10,000 compared to $23,000 in the same prior year period. Interest expense decreased in the current year period because we paid off both the long-term note payable to Deere & Company, as well as our bank credit line. Interest income for the three months ended December 31, 2004 was $24,000, versus $1,000 in the comparable prior year period. The increase in the current year was due to a higher cash balance in our investment account as a result of the proceeds received from the Trident investment.

Income Taxes. No income tax benefit or expense was recorded for the three-month periods ended December 31, 2004 or 2003. We periodically review the valuation allowance we have established for our deferred tax assets. Realization of deferred tax assets is dependent upon sufficient future taxable income during periods when deductible temporary differences and carryforwards are expected to be available to reduce taxable income. The amount of the net deferred tax asset considered realizable could be increased in the future if we return to profitability and actual future taxable income is higher than currently estimated.

Net Loss. Net loss for the three months ended December 31, 2004 was $994,000, compared to $455,000 for the three months ended December 31, 2003. The increased net loss in the current year periods resulted primarily from a $463,000 increase in research and development expense.

Outlook. At the end of fiscal 2004, Penske had sold more than 1,000 XATANET systems to its lease customers. In fiscal 2005 we expect continued growth under our program with Penske. In addition, we expect to continue to add other XATANET customers like Coremark International and Valley Proteins to our growing list of over 100 XATANET customers.

Liquidity and Capital Resources

At December 31, 2004, our working capital totaled $5.15 million compared to working capital of $5.90 million at September 30, 2004. The increase in working capital was due to a combination of cash generated from operations, less repayment of all long-term debt.

Cash provided by operating activities during the three months ended December 31, 2004 totaled $1.76 million compared to cash provided by operating activities of $290,000 for the same period last year. Cash provided by operating activities for the three months ended December 31, 2004 resulted primarily from a $2.23 million increase in deferred revenue, non-cash depreciation expenses totaling $51,000, a $2.01 million decrease in accounts receivable, $75,000 in non-cash compensation expense, an inventory reduction of $99,000 and a $42,000 decrease in prepaid expense. Our operating loss of $994,000, a $655,000 decrease in accounts payable, a $656,000 increase in deferred product costs and a decrease in accrued expenses of $441,000 offset these increases. We expect deferred revenue and deferred product costs to increase in future periods due to anticipated growth in application service revenue related to our XATANET™ system. Deferred product costs relate to the manufacturing costs of the system products for which revenue has been deferred.

Our accounts receivable balance of $3.49 million at December 31, 2004 decreased from $5.50 million at September 30, 2004 because of the timeliness of customer payments. Total deferred revenue of $6.39 million at December 31, 2004 was greater than balances in all prior quarters because of increased sales of XATANET.

Cash used in investing activities was $327,000 for purchases of equipment and software in the three months ended December 31, 2004. During the same period last year, $3,000 was invested in equipment.

Cash used by financing activities was $674,000 in the three months ended December 31, 2004 compared to cash provided of $3.29 million during the same period a year ago. Cash used by financing activities in the current three-month period resulted from the $518,000 payoff of our bank line of credit and the payment of $251,000 on the Deere & Company note, offset by proceeds from exercised options totaling $95,000.

On November 30, 2004, we pre-paid the remaining principal balance of $214,000 on its Promissory Note with Deere & Company. The Promissory Note was created on April 20, 2000 in the original principal amount of $1,000,000.

On December 17, 2004 we established a new line of credit with Silicon Valley Bank. Advances under the line of credit accrue interest at the prime rate, or 5.25% as of December 31, 2004. The line is subject to borrowing base requirements and is collateralized by substantially all the assets of the Company. The agreement expires on December 16, 2005.

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

Our Series B Preferred Stock prohibits payment of dividends to the holders of any other capital stock unless and until we have paid dividends accrued on the Series B Preferred Stock, which pays an annual cumulative dividend of 4% of the original issue price. At the option of the Series B Preferred Stock holders, such dividends are payable in additional shares of Preferred Stock rather than cash, subject to certain limitations of The Nasdaq Stock Market. In the three months ended December 31, 2004, we issued 33,496 shares of Series B Preferred Stock for payment of accrued dividends. We are further restricted from dividend payments by our primary lender.

Transactions with Related Party

We purchase our XATA Application Module (XAM) mobile computing and communication devices from Phoenix International Corporation, a wholly owned subsidiary of Deere & Company. Deere is our largest shareholder and is currently represented by one individual serving on our Board of Directors. Deere has the right to name two additional directors at its sole discretion. Phoenix International fabricates the XAM units to our detailed design specifications. We retain full ownership of the intellectual property rights to the XAM design. Our terms with Phoenix International are comparable to those we have with non-affiliated vendors. Payments to Phoenix International in the three-month period ended December 31, 2004 totaled $1.62 million. These amounts may increase over time to the extent sales of our XAM units and related products increase. We have no dependence on this vendor and are able to purchase the fabrication of this product from other vendors if necessary or desirable.

Item 3. Controls and Procedures

Evaluation of Disclosure Controls and Procedures and Internal Control over Financial Reporting

On December 31, 2004, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in our periodic filings with the Securities and Exchange Commission.

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

You are encouraged to read more about the specific risks and uncertainties of our business. We have described those that we currently consider most important in our report on Form 10-KSB for our fiscal year ended September 30, 2004. We undertake no obligation to update our disclosures in this regard.

[Remainder of Page Intentionally Left Blank]

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In the three months ended December 31, 2004, the Company issued 33,496 shares of Series B Preferred Stock as a dividend on its outstanding Series B Preferred Stock (all of which is held by Trident) and five-year warrants for purchase of 9,921 shares of common stock exercisable at $5.74 per share to an executive search firm. No underwriter or placement agent was involved and there were no cash proceeds from the issuances. The Company relied on the exemption from registration provided by Section 4(2) of the Securities Act for these issuances.

Item 3. Defaults upon Senior Securities and Small Business Issuer Purchases of Equity Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

Exhibit
11	Earnings per share computation

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Reports on Form 8-K

1.	Report on Form 8-K dated November 30, 2004 concerning the press release for financial results for the fiscal year ended September 30, 2004.

2.	Report on Form 8-K dated December 22, 2004 concerning the press release for the resignation of John G. Lewis as Chief Financial Officer and Chief Operating Officer

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 11, 2005	XATA Corporation (Registrant)

	by:	/s/ Craig S. Fawcett

Craig S. Fawcett
Chief Executive Officer
(Signing as Principal Executive Officer, Principal Financial and Accounting Officer, and as Authorized Signatory of Registrant)