Form 10QSB
period 2005-03-31
XATA CORP /MN/
filed 2005-05-13
CIK 854398

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

☑ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended March 31, 2005 or

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

Yes ☑ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of May 1, 2005, the following securities of the Registrant were outstanding: 7,498,832 shares of Common Stock, $.01 par value per share, and 1,676,800 shares of Series B Preferred Stock.

XATA Corporation
Index

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

XATA Corporation

BALANCE SHEETS
(Unaudited)

	March 31,	September 30,
	2005	2004
ASSETS
Current Assets
Cash and cash equivalents	$4,614,765	$5,322,497
Accounts receivable, less allowances for doubtful accounts and sales returns of $299,000 and $293,000	3,360,837	5,500,832
Inventories	1,829,812	1,067,034
Deferred product costs	1,558,752	511,079
Prepaid expenses	208,143	230,809

Total current assets	11,572,309	12,632,251

Equipment and Leasehold Improvements, at cost
Engineering and manufacturing equipment	408,149	388,424
Office furniture and equipment	1,481,287	1,150,962
Leasehold improvements	41,344	24,948

	1,930,780	1,564,334

Less: accumulated depreciation and amortization	(1,229,176)	(1,108,304)

Total equipment and leasehold improvements	701,604	456,030

Other Assets
Deferred product costs, net of current portion	664,093	303,481

Total assets	$12,938,006	$13,391,762

See Notes to Financial Statements

	March 31,	September 30,
	2005	2004
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Bank line of credit	$—	$518,008
Current maturities of long-term debt	—	231,403
Accounts payable	1,478,100	1,733,932
Accrued expenses	1,359,213	1,592,808
Deferred revenue	4,494,100	2,657,882

Total current liabilities	7,331,413	6,734,033

Long-Term Debt, net of current maturities	—	19,969
Deferred Revenue, net of current portion	2,575,634	1,501,799

Total liabilities	9,907,047	8,255,801

Commitments	—	—

Shareholders’ Equity
Preferred stock, 4% convertible, 5,000,000 shares authorized; 1,676,800 and 1,643,304 shares issued	4,117,814	3,922,532
Common stock, par value $0.01 per share; 25,000,000 shares authorized; 7,476,591 and 7,253,785 shares issued	74,766	72,538
Additional paid-in capital	19,433,982	19,000,497
Accumulated deficit	(20,595,603)	(17,859,606)

Total shareholders’ equity	3,030,959	5,135,961

Total liabilities and shareholders’ equity	$12,938,006	$13,391,762

See Notes to Financial Statements

XATA Corporation

STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2005	2004	2005	2004
Net sales	$4,315,865	$4,703,000	$8,854,214	$7,972,932
Cost of goods sold	3,179,073	3,130,161	6,240,827	5,246,504

Gross profit	1,136,792	1,572,839	2,613,387	2,726,428

Operating expenses
Selling, general and administrative	1,589,071	1,297,707	3,079,566	2,350,834
Research and development	1,136,996	434,692	2,133,400	968,138

	2,726,067	1,732,399	5,212,966	3,318,972

Operating loss	(1,589,275)	(159,560)	(2,599,579)	(592,544)

Non-operating income (expense)
Interest income	28,367	6,462	51,894	7,175
Interest expense	(39)	(16,462)	(9,893)	(39,954)
Other	11,114	—	13,905	1,172

	39,442	(10,000)	55,906	(31,607)

Net loss before income taxes	(1,549,833)	(169,560)	(2,543,673)	(624,151)

Income taxes	—	—	—	—

Net loss	(1,549,833)	(169,560)	(2,543,673)	(624,151)

Preferred stock dividends and deemed dividend	(41,753)	(40,968)	(192,324)	(680,875)

Loss to common shareholders	$(1,591,586)	$(210,528)	$(2,735,997)	$(1,305,026)

Loss per common share — basic and diluted:
Net loss	$(0.22)	$(0.02)	$(0.37)	$(0.09)
Loss to common shareholders	(0.22)	(0.03)	(0.38)	(0.19)

Weighted average common and common share equivalents
Basic and Diluted	7,171,870	7,006,293	7,151,214	6,976,654

See Notes to Financial Statements

XATA Corporation

STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	March 31,
	2005	2004
Cash provided by (used in) operating activities
Net loss	$(2,543,673)	$(624,151)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization of equipment and leasehold improvements	120,872	96,241
Amortization of capitalized software development costs	—	561,937
Deferred compensation recognized	195,128	17,403
Issuance of warrants for services rendered	25,000	—
Changes in assets and liabilities:
Accounts receivable	2,139,995	(505,826)
Inventories	(762,778)	278,425
Accounts payable	(255,832)	(597,308)
Deferred revenue	2,910,053	681,831
Accrued expenses	(230,637)	146,828
Deferred product costs	(1,408,285)	(37,023)
Prepaid expenses	22,666	(24,283)

Net cash provided by (used in) operating activities	212,509	(5,926)

Cash used in investing activities Purchase of equipment	(366,446)	(28,500)

Net cash used in investing activities	(366,446)	(28,500)

Cash (used in) provided by financing activities
Net payments on bank line of credit	(518,008)	(267,379)
Payments on long-term debt	(251,372)	(64,974)
Net proceeds from issuance of preferred stock	—	3,710,760
Net proceeds from issuance of warrants	—	56,403
Proceeds from options and warrants exercised	215,585	201,097

Net cash (used in) provided by financing activities	(553,795)	3,635,907

(Decrease) increase in cash and cash equivalents	(707,732)	3,601,481
Cash and cash equivalents
Beginning	5,322,497	607,754

Ending	$4,614,765	$4,209,235

Supplemental disclosures of cash flow information
Cash payments for interest	$9,893	$39,954

Supplemental schedule of noncash investing and financing activities
Preferred stock dividends payable	$55,671	$51,892
Preferred stock dividends paid	85,081	—
Preferred stock deemed dividends	110,202	628,982

See Notes to Financial Statements

NOTES TO FINANCIAL STATEMENTS

Note 1. Management Statement

Financial statements for the interim periods included herein are unaudited; however, in the opinion of management of the Company, the accompanying unaudited financial statements contain all adjustments (consisting of only normal, recurring accruals) necessary to present fairly the financial position of the Company as of March 31, 2005, the results of operations for the three and six months ended March 31, 2005 and 2004 and cash flows for the six months ended March 31, 2005 and 2004. The results of operations for any interim period are not necessarily indicative of the results for the fiscal year ending September 30, 2005. These interim financial statements should be read in conjunction with the Company’s annual financial statements and related notes thereto included in the Company’s Form 10-KSB and Annual Report to shareholders for the fiscal year ended September 30, 2004. The balance sheet as of September 30, 2004 included herein is derived from the audited balance sheet as of that date.

Note 2. Significant Accounting Policies

Revenue recognition: The Company derives its revenue from sales of hardware, software and related services, and from application service contracts. The Company recognizes revenue in accordance with Statement of Position (SOP) 97-2, Software Revenue Recognition, as amended by SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions, and Securities and Exchange Commission Staff Accounting Bulletin (SAB) 104, Revenue Recognition.

Hardware and software revenue is recognized under SOP 97-2 and SAB 104 when (i) persuasive evidence of an arrangement exists (for example a signed agreement or purchase order), (ii) delivery has occurred, as evidenced by shipping documents and customer acceptance, (iii) the fee is fixed or determinable and payable within twelve months, and (iv) collectibility is probable and supported by credit checks or past payment history. Pursuant to certain contractual arrangements, revenues are recognized for completed systems held at the Company’s warehouse pending the receipt of delivery instructions from the customer. As of March 31, 2005, the Company had approximately $25,000 of systems on hand that had been billed to those customers awaiting specific delivery instructions.

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

Inventories: Inventories are comprised of raw materials and subassemblies and finished goods for our OpCenter and XATANET products. Inventory is valued at the lower of cost or market. Cost is determined on the standard cost method which approximates the first-in, first-out method, and consists of the following:

	March 31	September 30
	2005	2004
Raw materials and subassemblies	$1,004,963	$552,108
Finished goods	824,849	514,926

Total inventories	$1,829,812	$1,067,034

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

Net loss per share: Basic and diluted net loss of $0.22 per common share is computed by dividing the net loss of $1,549,833, less preferred stock dividends of $41,753, by the weighted average common shares outstanding for the quarter of 7,171,870.

Common stock equivalent shares consist of convertible preferred stock (using the if-converted method), stock options and warrants (using the treasury stock method), and the unvested portion of issued restricted stock. Common stock equivalents as of March 31, 2005 and 2004 included 385,709 and 358,387 shares related to stock options and warrants. Additional common stock equivalents as of March 31, 2005 and 2004 include 1,676,800 and 1,612,903 shares of convertible preferred stock, and 264,871 and 111,064 unvested shares of restricted stock. Because the Company incurred losses for the three months ended March 31, 2005 and 2004, the inclusion of common stock equivalent shares in the calculation of diluted loss per common share would have an antidilutive effect. Therefore, the basic and diluted loss per common share is the same for the three and six-month periods ending March 31, 2005 and 2004.

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

	March 31,		March 31,
	2005	2004	2005	2004
Net loss, as reported	$(1,549,833)	$(169,560)	$(2,543,673)	$(624,151)
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	74,000	105,000	114,000	172,000

Pro forma net loss	$(1,623,833)	$(274,560)	$(2,657,673)	$(796,151)

Basic and diluted net loss
per common share
As reported	$(0.22)	$(0.02)	$(0.36)	$(0.09)
Pro forma	(0.23)	(0.04)	(0.37)	(0.11)

Restricted stock awards: The Company recently changed its long-term incentive compensation practices by granting restricted shares of common stock rather than stock options. For the six months ended March 31, 2005 and 2004 the Company granted 164,600 and 111,064 restricted shares of common stock to employees. For the six months ended March 31, 2005, 16,305 shares of restricted stock was forfeited when an employee left the Company. Each grant of restricted shares vests over three years and shares granted may be sold once vested. The Company also granted 12,500 restricted shares of common stock to certain directors in the three months ended March 31, 2005. Each grant of restricted shares vests immediately, but shares granted may not be sold until one year after the date of grant.

The Company recognizes deferred compensation expense ratably over the vesting period of the restricted stock. In the three months ended March 31, 2005 the Company amortized $144,861 of deferred compensation expense, compared to $17,403 for the same period in 2004. In the six months ended March 31, 2005 the Company amortized $195,128 of deferred compensation expense, compared to $17,403 for the same period in 2004.

Common stock warrants: The Company has, on occasion, issued warrants for the purchase of common stock to directors and consultants. In the six-month period ended March 31, 2005, the Company issued Williams Executive Search warrants to purchase 9,921 shares of common stock at an exercise price of $5.74 per share in exchange for $25,000 in professional services.

At March 31, 2005 and 2004, warrants were outstanding to purchase a total of 649,026 and 629,490 shares of common stock at a weighted-average exercise price of $3.14 and $3.06 per share, with a weighted-average remaining life of approximately 3.65 years and 4.62 years.

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

Fiscal Years ending September 30:
2005	$260,000
2006	821,000

Note 4. Line of Credit

On December 17, 2004 the Company established a $2.0 million line of credit with Silicon Valley Bank. Advances under the line of credit accrue interest at the prime rate, which was 5.75% as of March 31, 2005. The line is subject to borrowing base requirements and is collateralized by substantially all the assets of the Company. The agreement expires on December 16, 2005.

Note 5. Transactions with Related Party

The Company currently purchases a significant portion of the hardware components for its products from Phoenix International Corporation (Phoenix), a wholly owned subsidiary of Deere & Company. John Deere Special Technologies Group, Inc., our largest shareholder, is also a subsidiary of Deere & Company. Payments by the Company to Phoenix totaled $1.62 million and $3.66 million during the three and six-month periods ended March 31, 2005. All transactions between Phoenix and the Company have been, and will continue to be, on terms negotiated at “arms length.”

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

On December 6, 2003, the Company entered into a Common Stock Warrant and Series B Preferred Stock Purchase Agreement (the “Stock Purchase Agreement”) with the following entities associated with Trident Capital, Inc. (collectively “Trident”):

•	Trident Capital Fund-V, L.P.

•	Trident Capital Fund-V Affiliates Fund, L.P.

•	Trident Capital Fund-V Affiliates Fund (Q), L.P.

•	Trident Capital Fund-V Principals Fund, L.P.

•	Trident Capital Fund-V, C.V.

Under the Stock Purchase Agreement, Trident purchased 1,612,903 shares of Series B Preferred Stock (the “Preferred Stock”) for $4,096,774, or $2.54 per share. Each share of the preferred stock is convertible into one share of the Company’s common stock. The price per share of preferred stock and the conversion price for the common stock are equal to the “market value” of the common stock (as defined in the rules of the Nasdaq

Stock Market) on the date of execution of the definitive agreements. The Preferred Stock pays an annual cumulative dividend of 4% of the original issue price (payable semi-annually; payable in additional shares of Preferred Stock rather than cash, at the option of the holders) and has a non-participating preferred liquidation right equal to the original issue price, plus accrued unpaid dividends.

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

In connection with this transaction, the Company recognized a one-time, non-cash deemed dividend of $628,982 relating to the beneficial conversion portion of the Preferred Stock. The beneficial conversion portion was determined by allocating the Trident proceeds on a fair value basis between the Preferred Stock and the warrants. The amount of the deemed dividend was the difference between the fair value of the Preferred Stock and the purchase price on the date of the transaction. The deemed dividend was recorded as an addition to Preferred Stock with a corresponding increase to accumulated deficit. The addition was recognized at the date of issuance Of the Preferred Stock, the same date at which the shares were eligible for conversion.

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

Accounting for Share-Based Payment

In December 2004, the Financial Accounting Standards Board (FASB) issued its standard on accounting for share-based payments, SFAS No. 123 (revised 2004), Share-Based Payment requiring companies to recognize compensation cost relating to share-based payment transactions in the financial statements. SFAS No. 123(R) requires the measurement of compensation cost to be based on the fair value of the equity or liability instruments issued. Upon issuance, SFAS No. 123(R) required public companies to apply SFAS No. 123(R) in the first interim or annual reporting period beginning after June 15, 2005 (after December 15, 2005 for small business issuers). In April 2005, the Securities and Exchange Commission (SEC) approved a new rule that delays the effective date, requiring public companies to apply SFAS 123(R) in the first annual period beginning after June 15, 2005 (after December 15, 2005 for small business issuers). Except for the deferral of the effective date, the guidance in SFAS 123(R) is unchanged. SFAS No. 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. SFAS No. 123(R) replaces SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. Management is currently assessing if the adoption of this Statement will have a material impact on the Company.

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

Revenue recognition. We derive our revenue from sales of hardware, software and related services, and from application service contracts. We recognize revenue for hardware and software revenue, in accordance with Statement of Position 97-2 and Securities and Exchange Commission Staff Accounting Bulletin 104, when (i) persuasive evidence of an arrangement exists (for example a signed agreement or purchase order), (ii) delivery has occurred, as evidenced by shipping documents and customer acceptance, (iii) the fee is fixed or determinable and payable within twelve months, and (iv) collectibility is probable and supported by credit checks or past payment history. Pursuant to certain contractual arrangements, we recognize revenue for completed systems held at our warehouse pending the receipt of delivery instructions from the customer. We defer recognition of revenue on products sold in conjunction with application service contracts, as discussed below.

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

Allowance for doubtful accounts and sales returns. We grant credit to customers in the normal course of business. The majority of our accounts receivables are due from companies with fleet trucking operations in a variety of industries. Credit is extended based on an evaluation of a customer’s financial condition and, generally, collateral is not required. Accounts receivable are typically due from customers within 30 days and are stated at amounts due from customers net of an allowance for doubtful accounts and sales returns. Accounts that are outstanding longer than the contractual payment terms are considered past due. We determine the allowance for doubtful accounts by considering a number of factors, including the length of time trade receivables are past due, our previous loss history, the customer’s current ability to pay its obligation, and the condition of the general economy and the industry as a whole. We reserve for these accounts receivable by increasing bad debt expense when they are determined to be uncollectible. Payments subsequently received, or otherwise determined to be collectible, are treated as recoveries that reduce bad debt expense. We determine our allowance for sales returns by considering several factors, including history of prior sales credits issued. We regularly assess the allowance for sales returns and increase it as needed. When we accept a product return or issue a sales credit for which we had specifically increased the allowance, we write-off the associated accounts receivable and decrease the allowance for sales returns.

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

Research and development costs. We charge expenditures for research and development activities to operations as incurred. If we expend funds on the development of software, including software development salaries, for projects or products that we deem to have achieved technological feasibility, such costs would be capitalized as software development costs, which would have the effect of reducing research and development costs in the current period.

Results of Operations

The following table sets forth certain Statements of Operations data as a percentage of net sales:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2005	2004	2005	2004
Net sales	100%	100%	100%	100%
Gross profit	26%	33%	30%	34%
Selling, general and administrative	37%	28%	35%	29%
Research and development	26%	9%	24%	12%
Operating loss	-37%	-3%	-29%	-7%
Net loss	-36%	-4%	-29%	-8%

Net Sales. Our net sales for the three and six months ended March 31, 2005 were $4.3 and $8.9 million, versus net sales of $4.7 and $8.0 million for the three and six months ended March 31, 2004. For the three and six months ended March 31, 2005, net sales derived from OpCenter hardware and software were $2.4 and $5.6 million, compared to $3.7 and $5.7 million for the three and six months ended March 31, 2004. OpCenter services for the three and six months ended March 31, 2005, totaled $0.9 and $1.9 million, compared to $0.8 and $1.9 million for the same prior year periods. XATANET recognized revenue for the three and six months ended March 31, 2005, totaled $1.0 and $1.4 million, compared to $0.2 and $0.4 million for the three and six months ended March 31, 2004.

In addition, deferred revenue increased a 196 percent on a year over year basis, to $7.1 million at the end of the second quarter of fiscal 2005 compared to $2.4 million at the end of the second quarter of fiscal 2004. The higher deferred revenue is primarily a result of increasing XATANET sales. Revenue associated with XATANET is recognized over the initial term of each subscription rather than fully at the time of delivery. XATANET subscription terms are a minimum of twelve months. Given this information total sales have remained relatively flat on a year over year basis although XATANET subscriptions have grown 117 percent since fiscal 2004.

Cost of Goods Sold. Cost of goods sold includes the direct product costs associated with fulfilling customer orders, customer upgrade costs related to previously sold systems, as well as certain fixed expenses. These fixed expenses include costs related to our system implementation and support staff, expenses associated with the enhancement of released products, and other miscellaneous variable and fixed expenses. Cost of goods sold in the three and six months ended March 31, 2005 were $3.2 and $6.2 million, versus $3.1 and $5.3 million for the comparable prior year periods. Cost of goods sold as a percent of net sales increased in the current fiscal year period compared to the same prior year period primarily because of an increase in system component costs and customer upgrade costs. Customer upgrade costs amounted to $0.4 and $0.8 million in the three and six months ended March 31, 2005. Exclusive of these costs, margins on new system sales were approximately 35 and 38 percent for the three and six months ended March 31, 2005.

Operating Expenses. Operating expenses include research and development expenses, as well as selling, general and administrative expenses. Total operating expenses were $2.7 and $5.2 million for the three and six months ended March 31, 2005 compared to $1.7 and $3.3 million for the comparable prior year periods.

Selling, general and administrative expenses were $1.6 and $3.1 million for the three months ended March 31, 2005, compared to $1.3 and $2.4 million for the comparable prior year periods. The increase in these costs in fiscal 2005 versus 2004 were associated with the expansion of our sales and marketing efforts to support the XATANET product market and non-cash compensation expense associated with the issuances of restricted stock.

Research and development expenses during the three and six months ended March 31, 2005 were $1.1 and $2.1 million, versus $0.4 and $1.0 in the comparable fiscal 2004 periods. Costs associated with research and development activities are expensed in the period they are incurred. We capitalize software development expenditures after we establish technological feasibility of new products, and later amortize these capitalized amounts to cost of goods sold based on the anticipated useful life of the product. We determine the useful life of each product based upon its anticipated future net revenues. In the six months ended March 31, 2005, we did not capitalize any software development costs because the expenditures were primarily on products that have not attained technological feasibility.

Overall product development expenses totaled $1.2 and $2.3 million in the three and six months ended March 31, 2005. These include $1.1 and $2.1 million of research and development expense associated with the development of new products, combined with $0.1 and $0.2 million expended on the enhancement of released products (included as a component of cost of goods sold). Product development expenses have increased as we continue to strategically invest in the expansion of our OpCenter and XATANET products to satisfy demand for higher value applications and increase our market position.

Non-operating Income and Expense. Interest expense for the three and six months ended March 31, 2005 was $0 and $10,000 compared to $16,000 and $40,000 in the same prior year period. Interest expense decreased in the current year period because we paid off both the long-term note payable to Deere & Company, as well as our bank credit line. Interest income for the three and six months ended March 31, 2005 was $28,000 and $52,000, versus $6,000 and $7,000 in the comparable prior year period. The increase in the current year was due to a higher cash balance in our investment account as a result of the proceeds received from the Trident investment.

Net Loss. Net loss for the three and six months ended March 31, 2005 was $1.5 and $2.5 million, compared to $0.2 and $0.6 million for the three and six months ended March 31, 2004. The increased net loss in the current year periods resulted primarily due to our commitment to research and development expense and customer upgrade costs associated with the continued expansion of our existing products.

Liquidity and Capital Resources

Cash provided by operating activities during the six months ended March 31, 2005 totaled $0.2 million compared to cash used in operating activities of $6,000 for the same period last year. Cash provided by operating activities for the six months ended March 31, 2005 resulted primarily from a $2.9 million increase in deferred revenue, non-cash depreciation expenses totaling $0.1 million, a $2.2 million decrease in accounts receivable, and $0.2 million in non-cash compensation expense. Our operating loss of $2.5 million, a $0.3 million decrease in accounts payable, a $1.4 million increase in deferred product costs, an inventory increase of $0.8 million and a decrease in accrued expenses of $0.2 million offset these increases. We expect deferred revenue and deferred product costs to increase in future periods due to our anticipated growth in application service revenue related to our XATANET™ system. Deferred product costs relate to the manufacturing costs of the system products for which revenue has been deferred.

Our accounts receivable balance of $3.3 million at March 31, 2005 decreased from $5.5 million at September 30, 2004 because of the timeliness of customer payments. Total deferred revenue of $7.1 million at March 31, 2005 was greater than balances in all prior quarters primarily because of increased sales of XATANET.

Cash used in investing activities was $0.4 million for purchases of equipment and software in the six months ended March 31, 2005. During the same period last year, $29,000 was invested in equipment.

Cash used in financing activities was $0.6 million in the six months ended March 31, 2005 compared to cash provided of $3.6 million during the same period a year ago. Cash used in financing activities in the current six month period resulted from the $0.5 million payoff of our bank line of credit and the payment of $0.3 million on the Deere & Company note, offset by proceeds from exercised options totaling $0.2 million.

On November 30, 2004, we pre-paid the remaining principal balance of $214,000 on its Promissory Note with Deere & Company. The Promissory Note was created on April 20, 2000 in the original principal amount of $1,000,000.

On December 17, 2004 we established a $2.0 million line of credit with Silicon Valley Bank. Advances under the line of credit accrue interest at the prime rate, which was 5.75% as of March 31, 2005. The line is subject to borrowing base requirements and is collateralized by substantially all the assets of the Company. The agreement expires on December 16, 2005.

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

Our Series B Preferred Stock prohibits payment of dividends to the holders of any other capital stock unless and until we have paid dividends accrued on the Series B Preferred Stock, which pays an annual cumulative dividend of 4% of the original issue price. At the option of the Series B Preferred Stock holders, such dividends are payable in additional shares of Preferred Stock rather than cash. In the six months ended March 31, 2005, we issued 33,496 shares of Series B Preferred Stock for payment of accrued dividends. We are further restricted from dividend payments by our primary lender.

Transactions with Related Party

We purchase our XATA Application Module (XAM) mobile computing and communication devices from Phoenix International Corporation, a wholly owned subsidiary of Deere & Company. Deere is our largest shareholder and is currently represented by one individual serving on our Board of Directors. Deere has the right to name two additional directors at its sole discretion. Phoenix International fabricates the XAM units to our detailed design specifications. We retain full ownership of the intellectual property rights to the XAM design. Our terms with Phoenix International are comparable to those we have with non-affiliated vendors. Payments to Phoenix International in the three and six months ended March 31, 2005 totaled $1.62 million and $3.66 million, respectively. These amounts may increase over time to the extent sales of our XAM units and related products increase. We have no dependence on this vendor and are able to purchase the fabrication of this product from other vendors if necessary or desirable.

Item 3. Controls and Procedures

Evaluation of Disclosure Controls and Procedures and Internal Control over Financial Reporting

The Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Company’s President and Chief Executive Officer along with the Company’s Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company’s periodic filings under the Exchange Act.

There was no change in our internal controls over financial reporting that occurred during the last fiscal quarter that has materially effected, or is reasonably likely to materially effect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

     In the three months ended March 31, 2005 the Company issued a 5 year warrant for the purchase of 9,921 shares of its common stock at $5.74 per share to an executive search firm in exchange for services. No underwriter was involved. The issuance was made without registration under the Securities Act in reliance upon Section 4(2) of the Act.

Item 3. Defaults upon Senior Securities and Small Business Issuer Purchases of Equity Securities

     None

Item 4. Submission of Matters to a Vote of Security Holders

     The annual meeting of shareholders of the Company was held on February 17, 2005. As of the record date, January 5, 2005, there were 7,282,785 shares of common stock and 1,643,304 shares of Series B Preferred Stock of the Company entitled to vote at the meeting. There were in attendance at the meeting in person or by proxy holders of 8,702,486 shares of the 8,926,089 eligible voting shares, which is equivalent to approximately 97.5% of the total number of eligible voting shares of the Company issued and outstanding.

Matters voted upon and the results thereof are as follows:

1.	The number of directors was set at seven (7), and seven (7) directors (including Christopher P. Marshall, who was elected by the holders of the Series B Preferred Stock, voting separately by ballot as a class) were elected to serve for a one-year term expiring when their successors are elected and qualified at the annual meeting in 2006.

	For	Withheld
Stephen A. Lawrence	7,978,435	724,051
Richard L. Bogen	7,969,625	732,861
Craig S. Fawcett	7,903,595	798,891
Carl M. Fredericks	7,958,769	743,717
Roger W. Kleppe	7,969,625	732,861
Charles R. Stamp, Jr.	7,901,195	801,291
Christopher P. Marshall	1,643,304	-0–

2.	Approval of the acquisition of additional Series B Preferred Stock of the Company by Trident Capital by election to receive dividends in the form of Series B Preferred Stock.

For 6,063,710	Against 103,779	Abstain 27,446	Broker Non-Vote 2,507,551

3.	Approval of an amendment to the Bylaws of the Company to permit uncertificated shares.

For 6,083,425	Against 99,060	Abstain 12,450	Broker Non-Vote 2,507,551

Item 5. Other Information

     None

Item 6. Exhibits

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

Dated: May 13, 2005	XATA Corporation
(Registrant)

	by:	/s/ Mark E. Ties

Mark E. Ties
Chief Financial Officer
(Signing as Principal Financial and Accounting
Officer, and as Authorized Signatory of Registrant)