Form 10QSB
period 2005-06-30
XATA CORP /MN/
filed 2005-08-11
CIK 854398

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-QSB

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2005 or

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
Yes ☒ No ☐
APPLICABLE ONLY TO CORPORATE ISSUERS:
As of August 1, 2005, the following securities of the Registrant were outstanding: 7,546,180 shares of Common Stock, $.01 par value per share, and 1,710,060 shares of Series B Preferred Stock.

XATA Corporation
Index

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
XATA CORPORATION
BALANCE SHEETS
(Unaudited)

	June 30,	September 30,
ASSETS	2005	2004
Current Assets
Cash and cash equivalents	$5,144,786	$5,322,497
Accounts receivable, less allowances for doubtful accounts and sales returns of $274,000 and $293,000	3,541,562	5,500,832
Inventories	1,621,143	1,067,034
Deferred product costs	2,036,359	511,079
Prepaid expenses	90,246	230,809

Total current assets	12,434,096	12,632,251

Equipment and Leasehold Improvements, at cost
Engineering and manufacturing equipment	412,005	388,424
Office furniture and equipment	1,528,105	1,150,962
Leasehold improvements	41,344	24,948

	1,981,454	1,564,334

Less: accumulated depreciation and amortization	(1,298,068)	(1,108,304)

Total equipment and leasehold improvements	683,386	456,030

Other Assets
Deferred product costs, net of current portion	826,385	303,481

Total assets	$13,943,867	$13,391,762

See Notes to Financial Statements

	June 30,	September 30,
LIABILITIES AND SHAREHOLDERS' EQUITY	2005	2004
Current Liabilities
Bank line of credit	$751,179	$518,008
Current maturities of long-term debt	—	231,403
Accounts payable	1,702,325	1,733,932
Accrued expenses	1,602,080	1,592,808
Deferred revenue	4,760,363	2,657,882

Total current liabilities	8,815,947	6,734,033
Long-Term Debt, net of current maturities	—	19,969
Deferred Revenue, net of current portion	2,866,830	1,501,799

Total liabilities	11,682,777	8,255,801
Commitments	—	—
Shareholders’ Equity
Preferred stock, 4% convertible, 5,000,000 shares authorized; 1,710,060 and 1,643,304 shares issued	4,259,834	3,922,532
Common stock, par value $0.01 per share; 25,000,000 shares authorized; 7,543,580 and 7,253,785 shares issued	75,436	72,538
Additional paid-in capital	19,721,517	19,000,497
Accumulated deficit	(21,795,697)	(17,859,606)

Total shareholders’ equity	2,261,090	5,135,961

Total liabilities and shareholders’ equity	$13,943,867	$13,391,762

See Notes to Financial Statements

XATA CORPORATION
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Net sales	$4,864,865	$5,106,476	$13,719,078	$13,079,408
Cost of goods sold	3,267,592	3,420,957	9,508,419	8,667,461

Gross profit	1,597,273	1,685,519	4,210,659	4,411,947
Operating expenses
Selling, general and administrative	1,872,091	1,188,459	4,951,655	3,539,293
Research and development	853,641	620,139	2,987,042	1,588,277

	2,725,732	1,808,598	7,938,697	5,127,570

Operating loss	(1,128,459)	(123,079)	(3,728,038)	(715,623)
Non-operating income (expense)
Interest income	17,724	6,276	69,618	13,451
Interest expense	(1,498)	(22,653)	(11,391)	(62,607)
Other, net	13,007	11,625	26,912	12,797

	29,233	(4,752)	85,139	(36,359)

Net loss before income taxes	(1,099,226)	(127,831)	(3,642,899)	(751,982)
Income taxes	—	—	—	—
Net loss	(1,099,226)	(127,831)	(3,642,899)	(751,982)
Preferred stock dividends and deemed dividend	(100,867)	(141,899)	(293,192)	(822,774)

Loss to common shareholders	$(1,200,093)	$(269,730)	$(3,936,091)	$(1,574,756)

Loss per common share — basic and diluted:
Net loss	$(0.16)	$(0.02)	$(0.52)	$(0.12)
Loss to common shareholders	(0.17)	(0.04)	(0.55)	(0.22)

Weighted average common and common share equivalents
Basic and Diluted	7,261,895	7,051,079	7,188,108	7,001,462

See Notes to Financial Statements

XATA CORPORATION
STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	June 30,
	2005	2004
Cash provided by (used in) operating activities
Net loss	$(3,642,899)	$(751,982)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization of equipment and leasehold improvements	189,764	138,304
Amortization of capitalized software development costs	—	907,797
Deferred compensation recognized	314,544	59,964
Issuance of warrants for services rendered	25,000	—
Changes in assets and liabilities:
Accounts receivable, net	1,959,269	350,872
Inventories	(554,109)	93,962
Deferred product costs	(2,048,184)	(285,522)
Prepaid expenses	140,564	(70,706)
Accounts payable	(31,607)	(876,618)
Accrued expenses	53,382	318,183
Deferred revenue	3,467,511	1,510,052

Net cash provided by (used in) operating activities	(126,765)	1,394,306
Cash used in investing activities
Purchase of equipment	(417,120)	(101,312)

Net cash used in investing activities	(417,120)	(101,312)
Cash provided by financing activities
Net borrowings (payments) on bank line of credit	233,171	(405,838)
Payments on long-term debt	(251,372)	(120,179)
Net proceeds from issuance of preferred stock	—	3,710,760
Net proceeds from issuance of warrants	—	56,403
Proceeds from options and warrants exercised	384,375	284,994

Net cash provided by financing activities	366,174	3,526,140

Increase (decrease) in cash and cash equivalents	(177,711)	4,819,134
Cash and cash equivalents
Beginning	5,322,497	607,754

Ending	$5,144,786	$5,426,888

Supplemental disclosures of cash flow information
Cash payments for interest	$11,391	$62,607
Supplemental schedule of noncash investing and financing activities
Preferred stock dividends payable	$14,518	$15,639
Preferred stock dividends paid	169,561	77,221
Preferred stock deemed dividends	167,742	729,913

Note 1. Management Statement
Financial statements for the interim periods included herein are unaudited; however, in the opinion of management of the Company, the accompanying unaudited financial statements contain all adjustments (consisting of only normal, recurring accruals) necessary to present fairly the financial position of the Company as of June 30, 2005, the results of operations for the three and nine months ended June 30, 2005 and 2004 and cash flows for the nine months ended June 30, 2005 and 2004. The results of operations for any interim period are not necessarily indicative of the results for the fiscal year ending September 30, 2005. These interim financial statements should be read in conjunction with the Company’s annual financial statements and related notes thereto included in the Company’s Form 10-KSB and Annual Report to shareholders for the fiscal year ended September 30, 2004. The balance sheet as of September 30, 2004 included herein is derived from the audited balance sheet as of that date.
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
Application service revenue, which is composed of monthly fees, is recognized ratably over the minimum service contract period, which commences upon the activation of the mobile application module. When system products are sold in conjunction with an application service contract, the Company defers the product revenue and associated product costs (deferred product costs) at shipment and recognizes both ratably over the expected contract term, which to date has been the minimum service contract — generally a one to six year period.
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
Allowance for doubtful accounts and sales returns: The Company grants credit to customers in the normal course of business. The majority of the Company’s accounts receivable are due from companies with fleet trucking operations in a variety of industries. Credit is extended based on an evaluation of a customer’s financial condition and, generally, collateral is not required. Accounts receivable are typically due from customers within 30 days and are stated at amounts due from customers net of an allowance for doubtful accounts and sales returns. Any accounts outstanding longer than the contractual payment terms are considered past due. The Company determines its allowance for doubtful accounts by considering a number of factors, including the length of time trade receivables are past due, the Company’s previous loss history, the customer’s current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole. The Company reserves for these accounts receivable by increasing bad debt expense when determined to be uncollectible. Payments subsequently received, or otherwise determined to be collectible, are treated as recoveries that reduce bad debt expense. The Company determines its allowance for sales returns by considering several factors, including history of prior sales credits issued. The Company regularly assesses the allowance for sales returns and adjusts it as needed. When the Company accepts a product return or issues a sales credit for which it had specifically increased the allowance, it writes-off the associated accounts receivable and decreases the allowance for sales returns.
Inventories: Inventories are comprised of raw materials and subassemblies and finished goods for OpCenter and XATANET products. Inventory is valued at the lower of cost or market. Cost is determined on the standard cost method which approximates the first-in, first-out method, and consists of the following:

	June 30	September 30
	2005	2004
Raw materials and subassemblies	$681,413	$552,108
Finished goods	939,730	514,926

Total inventories	$1,621,143	$1,067,034

Research and development costs: Expenditures for research and development activities performed by the Company are charged to operations as incurred.
Equipment and Leasehold Improvements: Expenditures exceeding $1,000 with an expected useful life greater than one year are capitalized.
Net loss per share: Basic and diluted net loss of $0.16 per common share is computed by dividing the net loss of $1,099,226, less preferred stock dividends of $43,327, by the weighted average common shares outstanding for the quarter of 7,261,895 (see Exhibit 11).
Common stock equivalent shares consist of convertible preferred stock (using the if-converted method), stock options and warrants (using the treasury stock method), and the unvested portion of issued restricted stock. Common stock equivalents as of June 30, 2005 and 2004 included 237,531 and 473,347 shares related to stock options and warrants. Additional common stock equivalents as of June 30, 2005 and 2004 include 1,710,060 and 1,643,304 shares of convertible preferred stock, and 263,823 and 125,292 unvested shares of restricted stock. Because the Company incurred losses for the three and nine months ended June 30, 2005 and 2004, the inclusion of common stock equivalent shares in the calculation of diluted loss per common share would have an antidilutive effect. Therefore, the basic and diluted loss per common share is the same for the three and nine-month periods ending June 30, 2005 and 2004.
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

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Net loss, as reported	$(1,099,226)	$(127,831)	$(3,642,899)	$(751,982)
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	(21,000)	(49,000)	(135,000)	(221,000)

Pro forma net loss	$(1,120,226)	$(176,831)	$(3,777,899)	$(972,982)

Basic and diluted net loss per common share
As reported	$(0.15)	$(0.02)	$(0.51)	$(0.11)
Pro forma	(0.15)	(0.03)	(0.53)	(0.14)

Restricted stock awards: The Company changed its long-term incentive compensation practices by granting restricted shares of common stock rather than stock options. For the three months ended June 30, 2005 and 2004 the Company granted 20,000 and 14,228 restricted shares of common stock to employees. For the nine months ended June 30, 2005 and 2004 the Company granted 184,600 and 125,292 restricted shares of common stock to employees. For the nine months ended June 30, 2005, 16,305 shares of restricted stock were forfeited when an employee left the Company. Each grant of restricted shares vests over three years and shares granted may be sold once vested. The Company also granted 12,500 restricted shares of common stock to certain directors in the nine months ended June 30, 2005. Each grant of these restricted shares vests immediately, but shares granted may not be sold until one year after the date of grant.
The Company recognizes deferred compensation expense ratably over the vesting period of the restricted stock. In the three months ended June 30, 2005 the Company amortized $119,415 of deferred compensation expense, compared to $42,561 for the same period in 2004. In the nine months ended June 30, 2005 the Company amortized $314,544 of deferred compensation expense, compared to $59,964 for the same period in 2004.
Common stock warrants: The Company has, on occasion, issued warrants for the purchase of common stock to directors and consultants. In the nine-month period ended June 30, 2005, the Company issued Williams Executive Search warrants to purchase 9,921 shares of common stock at an exercise price of $5.74 per share in exchange for $25,000 in professional services.
At June 30, 2005 and 2004, warrants were outstanding to purchase a total of 644,026 and 629,490 shares of common stock at a weighted-average exercise price of $3.13 and $3.06 per share, with a weighted-average remaining life of approximately 3.43 years and 4.37 years.
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

Fiscal Years ending September 30:
2005	$81,000
2006	588,000
Note 4. Line of Credit
On December 17, 2004 the Company established a $2.0 million line of credit with Silicon Valley Bank. Advances under the line of credit accrue interest at the prime rate, which was 6.0% as of June 30, 2005. The line is subject to borrowing base requirements and is collateralized by substantially all the assets of the Company. The agreement expires on December 16, 2005.

Note 5. Transactions with Related Party
The Company currently purchases a significant portion of the hardware components for its products from Phoenix International Corporation (Phoenix), a wholly owned subsidiary of Deere & Company. John Deere Special Technologies Group, Inc., our largest shareholder, is also a subsidiary of Deere & Company. Payments by the Company to Phoenix totaled $1.6 million and $5.3 million during the three and nine-month periods ended June 30, 2005. All transactions between Phoenix and the Company have been, and will continue to be, on terms negotiated at “arms length.”
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
In the three and nine months ended June 30, 2005, the Company issued 33,260 and 66,756 shares of Series B Preferred Stock to Trident for payment of accrued dividends. Based on the market value of the Company’s common stock on the date of the dividend payment, the payment of the dividend in additional shares of Preferred Stock resulted in a non-cash deemed dividend of $57,540.
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

Recently Issued Accounting Pronouncements
Accounting for Inventory Costs. In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS 151, Inventory Costs— an amendment of ARB No. 43, Chapter 4. This Statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that “. . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. . . .” This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This Statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not believe the adoption of this Statement will have any immediate material impact on the Company.
Accounting for Share-Based Payment. In December 2004, the Financial Accounting Standards Board (FASB) issued its standard on accounting for share-based payments, SFAS No. 123 (revised 2004), Share-Based Payment requiring companies to recognize compensation cost relating to share-based payment transactions in the financial statements. SFAS No. 123(R) requires the measurement of compensation cost to be based on the fair value of the equity or liability instruments issued. Upon issuance, SFAS No. 123(R) required public companies to apply SFAS No. 123(R) in the first interim or annual reporting period beginning after June 15, 2005 (after December 15, 2005 for small business issuers). In April 2005, the Securities and Exchange Commission (SEC) approved a new rule that delays the effective date, requiring public companies to apply SFAS 123(R) in the first annual period beginning after June 15, 2005 (after December 15, 2005 for small business issuers). Except for the deferral of the effective date, the guidance in SFAS 123(R) is unchanged. SFAS No. 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. SFAS No. 123(R) replaces SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. Management is currently assessing if the adoption of this Statement will have a material impact on the Company.
Results of Operations
The following table sets forth certain Statements of Operations data as a percentage of net sales:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Net sales	100%	100%	100%	100%
Gross profit	33%	33%	31%	34%
Selling, general and administrative	38%	23%	36%	27%
Research and development	18%	12%	22%	12%
Operating loss	-23%	-2%	-27%	-5%
Net loss	-23%	-3%	-27%	-6%
Net Sales. Our net sales for the three and nine months ended June 30, 2005 were $4.9 and $13.7 million, versus net sales of $5.1 and $13.1 million for the three and nine months ended June 30, 2004. For the three and nine months ended June 30, 2005, net sales derived from OpCenter hardware and software were $2.1 and $7.7 million, compared to $4.1 and $9.9 million for the three and nine months ended June 30, 2004.

OpCenter services for the three and nine months ended June 30, 2005, totaled $1.2 and $3.0 million, compared to $.8 and $2.6 million for the same prior year periods. XATANET recognized revenue for the three and nine months ended June 30, 2005, totaled $1.5 and $3.0 million, compared to $0.3 and $0.6 million for the three and nine months ended June 30, 2004.
In addition, deferred revenue increased 81 percent to $7.6 million at the end of the third quarter of fiscal 2005 compared to $4.2 million at the fiscal 2004. The higher deferred revenue is primarily a result of increasing XATANET sales as our XATANET subscriber base has grown 192 percent through the third quarter of fiscal 2005. Revenue associated with XATANET is recognized over the initial term of each subscription rather than at the time of delivery. XATANET subscription terms are a minimum of twelve months.
Cost of Goods Sold. Cost of goods sold includes the direct product costs associated with fulfilling customer orders, customer upgrade costs related to previously sold systems, as well as certain fixed expenses. These fixed expenses include costs related to our system implementation and support staff, expenses associated with the enhancement of released products, and other miscellaneous fixed expenses. Cost of goods sold in the three and nine months ended June 30, 2005 were $3.3 and $9.5 million, versus $3.4 and $8.7 million for the comparable prior year periods. Cost of goods sold as a percent of net sales was flat in the third quarter of fiscal 2005 as compared to the third quarter of fiscal 2004. For the nine months ended June 30, 2005 cost of goods sold as a percent of net sales has increased over the comparable prior year period primarily because of changes in our sales mix and customer upgrade costs. For the nine months ended June 30, 2005 sales associated with our OpCenter and XATANET product lines amounted to 78.1 and 21.9 percent of our total revenue as compared to 95.4 and 4.6 percent in comparable period of fiscal 2004. Customer upgrade costs amounted to $1.0 million for the nine months ended June 30, 2005 compared to $0.4 million in the nine months ended June 30, 2004.
Operating Expenses. Operating expenses include research and development expenses, as well as selling, general and administrative expenses. Total operating expenses were $2.7 and $7.9 million for the three and nine months ended June 30, 2005 compared to $1.8 and $5.1 million for the comparable prior year periods.
Research and development expenses during the three and nine months ended June 30, 2005 were $0.9 and $3.0 million, versus $0.6 and $1.6 in the comparable fiscal 2004 periods. Costs associated with research and development activities are expensed in the period they are incurred. We capitalize software development expenditures after we establish technological feasibility of new products, and later amortize these capitalized amounts to cost of goods sold based on the anticipated useful life of the product. We determine the useful life of each product based upon its anticipated future net revenues. In the nine months ended June 30, 2005, we did not capitalize any software development costs because the expenditures were primarily on products that have not attained technological feasibility.
Overall product development expenses totaled $0.9 and $3.2 million in the three and nine months ended June 30, 2005. These include $0.9 and $3.0 million of research and development expense associated with the development of new products. Overall product development expenses in the nine months ended June 30, 2005 also included $0.2 million expended on the enhancement of released products (included as a component of cost of goods sold). Product development expenses have increased as we continue to strategically invest in the expansion of our OpCenter and XATANET products to satisfy demand for higher value applications and increase our market position.

Selling, general and administrative expenses were $1.9 and $5.0 million for the three and nine months ended June 30, 2005, compared to $1.2 and $3.5 million for the comparable prior year periods. The increase in these costs in fiscal 2005 versus 2004 were associated with the expansion of our sales and marketing efforts to support the XATANET product market and non-cash compensation expense associated with issuances of restricted stock.
Non-operating Income and Expense. Interest expense for the three and nine months ended June 30, 2005 was $1,000 and $11,000 compared to $23,000 and $63,000 in the same prior year period. Interest expense decreased in the current year period because we paid off the long-term note payable to Deere & Company and borrowings under our bank credit line have been lower. Interest income for the three and nine months ended June 30, 2005 was $18,000 and $70,000, versus $6,000 and $13,000 in the comparable prior year period. The increase in the current year was due to a higher cash balance.
Net Loss. Net loss for the three and nine months ended June 30, 2005 was $1.1 and $3.6 million, compared to $0.1 and $0.75 million for the three and nine months ended June 30, 2004. The increased net loss in the current year periods resulted primarily due to our commitment to research and development expense and customer upgrade costs associated with the continued expansion of our existing products.
Liquidity and Capital Resources
Cash used by operating activities during the nine months ended June 30, 2005 totaled $0.1 million compared to cash provided by operating activities of $1.4 million for the same period last year. Cash used in operating activities for the nine months ended June 30, 2005 resulted primarily from our operating loss of $3.6 million, a $2.0 million increase in deferred product costs, and an inventory increase of $0.6 million. A $3.5 million increase in deferred revenue, non-cash depreciation expenses totaling $0.2 million, a $2.0 million decrease in accounts receivable, an increase in accrued expenses of $0.1 million and $0.3 million in non-cash compensation expense offset these decreases. We expect deferred revenue and deferred product costs to increase in future periods due to our anticipated growth in revenue related to our XATANET™ system. Deferred product costs relate to the manufacturing costs of the system products for which revenue has been deferred.
Our accounts receivable balance of $3.5 million at June 30, 2005 decreased from $5.5 million at September 30, 2004 because of the timing of customer payments. Total deferred revenue of $7.6 million at June 30, 2005 was greater than balances in all prior quarters primarily because of increased sales of XATANET.
Cash used in investing activities was $0.4 million for purchases of equipment and software in the nine months ended June 30, 2005. During the same period last year, $0.1 million was invested in equipment.
Cash provided by financing activities was $0.4 million in the nine months ended June 30, 2005 compared to $3.5 million during the same period a year ago. Cash provided by financing activities in the current nine month period resulted from net borrowings on our credit line of $0.2 million and proceeds from exercised options totaling $0.4 million, offset by payment of $0.3 million on the Deere & Company Promissory Note.
On November 30, 2004, we pre-paid the remaining principal balance of $214,000 on the Promissory Note with Deere & Company. The Promissory Note was created on April 20, 2000 in the original principal amount of $1.0 million.
On December 17, 2004 we established a $2.0 million line of credit with Silicon Valley Bank. Advances under the line of credit accrue interest at the prime rate, which was 6.0% as of June 30, 2005. The line is subject to borrowing base requirements and is collateralized by substantially all the assets of the Company. The agreement expires on December 16, 2005. We believe our current cash balance, line of credit and vendor terms will provide adequate cash to fund operating needs for the foreseeable future. However, a protracted decline in revenue, significant revenue growth or an increase in product development in the near term may require us to obtain external funding. No assurance can be given that our projections regarding our cash needs will prove accurate, that we will not require additional financing, that we will be able to secure any required additional financing when needed, or that such financing, if obtained at all, will be on terms favorable or acceptable to us. If additional financing is required and we are unable to secure such additional financing, we may need to implement measures to reduce operating costs, including reductions to product development, marketing and other operating activities.
Our Series B Preferred Stock prohibits payment of dividends to the holders of any other capital stock unless and until we have paid dividends accrued on the Series B Preferred Stock, which pays an annual cumulative dividend of 4% of the original issue price. At the option of the Series B Preferred Stock holders, such dividends are payable in additional shares of Preferred Stock rather than cash. In the nine months ended June 30, 2005, we issued 66,756 shares of Series B Preferred Stock for payment of accrued dividends. We are further restricted from dividend payments by our primary lender.
Transactions with Related Party
We purchase our XATA Application Module (XAM) mobile computing and communication devices from Phoenix International Corporation, a wholly owned subsidiary of Deere & Company. Deere is our largest shareholder and is currently represented by one individual serving on our Board of Directors. Deere has the right to name two additional directors at its sole discretion. Phoenix International fabricates the XAM units to our detailed design specifications. We retain full ownership of the intellectual property rights to the XAM design. Our terms with Phoenix International are comparable to those we have with non-affiliated vendors. Payments to Phoenix International in the three and nine months ended June 30, 2005 totaled $1.6 million and $5.3 million, respectively. These amounts may increase over time to the extent sales of our XAM units and related products increase. We are not solely dependent on this vendor and are able to purchase the fabrication of this product from other vendors if necessary or desirable.
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
There was no change in our internal controls over financial reporting that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
None
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
In the three months ended June 30, 2005, the Company issued 33,260 shares of Series B Preferred Stock as a dividend on its outstanding Series B Preferred Stock (all of which is held by Trident). No underwriter or placement agent was involved and there were no cash proceeds from the issuances. The Company relied on the exemption from registration provided by Section 4(2) of the Securities Act for these issuances.
Item 3. Defaults upon Senior Securities and Small Business Issuer Purchases of Equity Securities
None

Item 4. Submission of Matters to a Vote of Security Holders
None
Item 5. Other Information
None
Item 6. Exhibits

Exhibit
11	Earnings per share computation

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Reports on Form 8-K
1.	Report on Form 8-K dated April 12, 2005 concerning the press release for the appointment of Mark E. Ties as Chief Financial Officer

2.	Report on Form 8-K dated May 10, 2005 concerning the press release for financial results for the fiscal quarter ended March 31, 2005.
SIGNATURES
Pursuant to the requirements of the Securities and Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 11, 2005	XATA Corporation (Registrant)
	By:	/s/ Mark E. Ties
Mark E. Ties
Chief Financial Officer (Signing as Principal Financial and Accounting Officer, and as Authorized Signatory of Registrant)