Form 10KSB
period 2005-09-30
XATA CORP /MN/
filed 2005-12-22
CIK 854398

Form 10-KSB
U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: September 30, 2005

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
Common Stock, $.01 par value

(Title of Class)
Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑ No ☐
Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

State issuer’s revenues for its most recent fiscal year: $19,302,489
The aggregate market value of the voting stock held by non-affiliates of the registrant was $19,510,326 as of December 15, 2005, based upon the closing sale price on the Nasdaq Small Cap Market reported for such date. Shares of Common Stock held by each officer and director and by each person who owns 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
There were 7,608,030 shares of the registrant’s Common Stock issued and outstanding as of December 15, 2005.
DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Form 10-KSB incorporates information by reference from the definitive Proxy Statement for the Annual Meeting of Shareholders to be held on February 8, 2006 to the extent stated herein. Except with respect to information specifically incorporated by reference in this Form 10-KSB, the Proxy Statement is not deemed to be filed as a part of this Report. It is anticipated that the Proxy Statement will be filed with the Commission not later than January 5, 2006. In addition, there are incorporated by reference in this Report certain previously filed exhibits identified in Part III, Item 13.

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
Trademark Notice
XATA®, OpCenter®, XATANET®, SmartCom™, and XATA MobileSync™ are all trademarks of XATA Corporation. XATA®, XATANET® and OpCenter® are registered with the U.S. Patent and Trademark Office.
PART I
Item 1. Description of Business
About XATA
We are the leading provider of fleet management solutions to the truck transportation industry. Our innovative technologies and value-added services enable customers to optimize the utilization of their assets and enhance the productivity of fleet operations across the entire supply chain, resulting in decreased costs, improved customer service and overall business productivity.
Founded in 1985, XATA has leveraged 20 years of experience developing solutions for North America’s premier private fleets. That knowledge has resulted in a clear understanding of the features and functions that matter most to drivers and fleet operators.
We were the first company to provide completely paperless electronic logs, exception-based management reporting and learned standards for accurate business intelligence. Our products seamlessly combine enterprise software, onboard computing, real-time communications and global positioning systems (GPS) to provide an enterprise logistics management solution for private fleet operators.

Our first-generation products, introduced in the early 1990’s, included our revolutionary touch-screen Driver Computer and PC based Fleet Management System software. Valuable data was downloaded from Driver Computers to the Fleet Management System host software in batch mode via our patented Driver Key for compliance reporting and analysis.
In 1999 we introduced OpCenter, a Microsoft Windows-based customer-hosted system that can manage multiple operation centers and users over a wide area network. OpCenter is a leading Fleet Management System for Fortune 1000 private trucking fleets.
While our OpCenter system continues to be a leading solution for large private trucking fleets, we believe that there is significant growth potential for our next-generation Web-based XATANET system. Over the past several years we have invested heavily in product development to bring the XATANET system to market, as well as to develop additional software applications for managing trucks and fleet operations. We believe that XATANET enables us to significantly broaden our penetration of the 3.5 million vehicle private fleet transportation market.
In 2000, we formed a strategic alliance with John Deere Special Technologies Group, Inc. (“JDSTG”), a subsidiary of Deere & Company, to enable us to accelerate our product development initiatives and more effectively distribute our new products to both new and existing markets. Deere now owns approximately 17.1% of our outstanding common stock on a fully diluted basis.
In December 2003, Trident Capital invested approximately $4.1 million in the Company by acquiring 1,612,903 shares of Series B Convertible Preferred Stock. In September 2005, Trident Capital invested an additional $5.0 million by acquiring 1,269,036 shares of Series C Convertible Preferred Stock. On an as-converted and fully diluted basis, Trident Capital now owns approximately 30.7% of our common stock. Trident Capital, a private equity firm with more than $1.6 billion under management, focuses on investments in the information services and enterprise software sectors. The additional capital has allowed us to continue expanding our product development, distribution and marketing efforts, and provided a strong endorsement of our plans for future growth.
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
Commercial trucking fleets are characterized by considerable investment in equipment, high operating costs, significant annual mileage per vehicle and extensive federal and state compliance reporting requirements. Costs for equipment, drivers, fuel, insurance, maintenance, and support personnel make the efficient operation of each vehicle an essential and complex part of fleet management. Accordingly, accurate and timely data collection and analysis enables managers of truck fleets to reduce operating costs. We believe there is, and will continue to be, significant demand in the trucking industry for onboard fleet management systems, principally because the use of this technology enables fleet operators to reduce expenses, respond to competitive pressures and improve customer service.
We believe the following trends continue to impact the private fleet trucking industry, resulting in increasing competitive pressures and demand for mobile information technology:

•	New technologies: Historical barriers to purchase are diminishing with the affordability, simplicity and acceptance of new wireless communication and internet technologies.

•	Increased operating costs: Driver salaries, fuel, insurance, and other operating costs continue to increase. These trends encourage operators to utilize onboard information systems to control costs and more effectively manage their fleets.

•	Safety and security concerns: Since the terrorist attacks of September 11, 2001, public authorities and fleet operators have become more acutely interested in technology solutions to increase the safety and security of their drivers and cargo. This is especially true for companies transporting petroleum products and other hazardous loads.

•	E-commerce: As companies increasingly rely on just-in-time inventory management and seek to control and monitor inventories throughout their entire supply chain, they demand better service and increased capabilities from their trucking operators and vendors. In addition, as companies increasingly adopt Internet technologies to reduce communication costs, paperwork and processing times, trucking operators are adopting technology to comply with the operating processes and systems of their customers. This trend encourages integration of onboard computers with the host information systems of trucking fleet operators.

•	Government regulations: U.S. Department of Transportation (DOT) driver log requirements have become more stringent. The Federal Motor Carrier Safety Administration (FMCSA), an administration within the DOT, implemented new driver hours-of-service rules in January 2004, tightening driver work rules. These rules were challenged in federal court and the FMSCA issued revised rules effective October 1, 2005. The revised regulations become enforceable after a period of transitional compliance on January 1, 2006. The FMCSA is currently evaluating the benefit of Electronic Onboard Recorders (EOBR’s) to increase hours-of-service compliance, and in turn, highway safety. We believe computer generated driver logs may eventually be mandated by federal or state governments.
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
Our product offerings consist of OpCenter, our comprehensive Windows-based fleet management system, and XATANET, our Web-based fleet management system. Our products perform the following functions to enable fleet operators to control costs and maximize vehicle and driver performance:
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
XATANET Fleet Management System
A flexible and expandable fleet management solution, XATANET enables fleet operators to lower operating costs, increase productivity, improve safety, and comply with regulatory requirements.
XATANET integrates onboard computers, driver displays and cost-effective communications with a suite of powerful, Web-based applications delivered on-demand via the Internet.
As a fully hosted service, XATA hosts and manages the Web-based applications and maintains the customer databases associated with them. It provides asset tracking with real-time visibility of drivers, vehicles and deliveries. It delivers a low cost of entry and the freedom from customers having to monitor and manage software. All applications are securely accessible via the internet with a standard Web browser.
XATANET is ideal for organizations that seek to eliminate the startup costs and lengthy implementation times typically associated with fleet management solutions. XATANET allows fleets of all sizes to install, utilize and pay for only those applications that benefit their organization today, gaining immediate value at a lower cost of entry, while retaining the ability to expand their use as fleet operations evolve.
A XATANET solution is comprised of four primary components as described below:
Onboard Hardware
XATA Application Modules (XAM) – Rugged, mobile computing platforms including GPS and wireless communications hardware that collect, store and intelligently manage data communications. The XAM connects to the engine gathering vehicle and diagnostic information onboard. In conjunction with interactive driver displays, the XAM unifies communication between fleet management, vehicles, and drivers. Using our powerful onboard applications, all of the vehicle information can be delivered immediately to the driver display or reported back to fleet management, based on user defined preferences.
Our latest-generation, multi-mode XATA Application Module utilizes both the ORBCOMM satellite and Sprint digital cellular (CDMA 1xRTT) networks in a single unit to provide high-bandwidth, low latency, ubiquitous coverage. Our patent pending XATA MobileSync over-the-air application management instantly makes new features available and reduces the cost of updating software in the vehicle. Designed for use with both XATANET and OpCenter, the XAM serves as a migration path for OpCenter customers who want to leverage web-based software.
Driver Displays
Touch-screen driver displays are mounted in the cab of the truck capturing and communicating fleet performance information. With the ability to monitor fuel economy, estimated time of arrival (ETA), and regulatory compliance drivers can help ensure the fleet reaches optimum performance levels.
Wireless Communications
XATA systems use patented technologies that utilize lowest cost communication methods synchronizing trip and driver data with maximum efficiency. Our multi-mode systems combine CDMA 1xRTT, 802.11 WiFi, and satellite wireless networks to provide “No Gap” coverage and high speed data download.
Application Service Packages
XATANET’s applications are bundled into 4 Service Packages, conveniently designed to target the specific operational needs of fleet operations. This modular approach enables customers to expand services over time.
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
Our OpCenter Fleet Management Software operates in a multi-user, Microsoft Windows environment and is capable of managing multiple fleets over a wide area network. The system collects, validates and processes data recorded by a fleet’s network of Driver Computers and Data Stations. OpCenter provides a decision support tool for the entire distribution team. This system reduces operating costs, improves safety, streamlines compliance reporting and automates data collection for other systems. OpCenter helps users efficiently measure fleet performance, resolve exception conditions, monitor ongoing operations and perform detailed analysis.
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
Major Customers
In fiscal 2004, we had sales with a customer (hereinafter referred to as “Customer A”) that accounted for approximately 27% of fiscal 2004 revenue. No other customer accounted for 10% or more of revenue in fiscal 2005 or 2004.
Our systems have been installed in approximately 45,000 trucks at over 1,000 customer locations. Our customers include Fortune 500 companies and other large organizations, including Allegiance Healthcare Corporation, Baxter Healthcare Corporation, Bi-Lo, LLC, The BOC Group plc, Core-Mark International, CVS Pharmacy, Eby-Brown Company, Foster Farms Dairy, Hannaford Trucking Co., The Kroger Co., McLane Company, Publix Super Markets, Inc., Penske Corporation, Perlman Rocque, Ryder System Inc.,

Safeway, Inc., Supervalu, Inc., Toys “R” Us, Inc., Unisource Worldwide, Inc., United Natural Foods, Inc., the United States Postal Service, Whirlpool Corporation and xpedx (a division of International Paper Company).
Sales and Marketing
We market our products to operators of trucking fleets through a multi-tiered sales strategy including a direct sales force and various strategic alliances in our indirect sales channel.
Direct Sales Channel
Our direct sales force sells our onboard fleet management systems primarily to private fleet truck operators and logistics providers through national, regional and inside sales account executives. The efforts of our sales executives are supported by our systems sales consultants, project management and customer service organizations, which have a strong working knowledge of the hardware and software configurations and experience integrating our systems into fleets. We believe the level of service we provide to our customers is unique in the industry and a key competitive advantage in securing new customers and retaining existing accounts.
We focus our direct sales and marketing efforts on companies operating fleets of all sizes within vertical markets that have experienced significant benefits from our systems. These vertical markets include food distribution, petroleum production and marketing, manufacturing and processing, retail/wholesale delivery, and government.
Indirect Sales Channel
Distribution relationships with leading truck leasing companies such as Penske Truck Leasing Co., L.P. (a partnership of Penske Corporation and GE Capital) and NationaLease (National Truck Leasing System) are the basis of our indirect sales channel. In our arrangement with Penske, Penske integrates our XATANET web-based system into its full-service lease program through a private labeled offering named Fleet I.Q. NationaLease also offers XATANET to its large base of lease customers in a joint go-to-market strategy with us.
As we continue to evolve the XATANET system, we anticipate offering our product through other new indirect sales channels such as sales agents, wireless carries and third party installers that will drive substantial additional sales.
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
Competition
Competition in the mobile resource management system industry continues to increase at a rapid pace as businesses and governments realize the number of benefits organizations can achieve. We face strong competition for our solutions, and this competition is expected to continue to increase in the future. We compete primarily on the basis of functionality, ease of use, quality, price, service availability and corporate financial strength. As the demand by businesses for mobile resource management solutions increases, the quality, functionality and breadth of competing products and services will likely improve and new competitors will likely enter our market. In addition, the widespread adoption of industry standards may make it easier for new market entrants or existing competitors to improve their existing products and services, to offer some or all of the products and services we offer or may offer in the future, or to offer new products and services that we do not offer. We also do not know to what extent network infrastructure developers and wireless network operators will seek to provide integrated wireless communications, Global Positioning System, software applications, transaction processing, and Internet solutions, including access devices developed internally or through captive suppliers.
Many of our existing and potential competitors have substantially greater financial, technical, marketing and distribution resources than we do. Additionally, many of these companies have greater name recognition and more established relationships with our target customers. Furthermore, these competitors may be able to adopt more aggressive pricing policies and offer customers more attractive terms than we can.
Key Alliances and Relationships
We continue to establish relationships with third parties with the intent to increase the deployment of our solutions. We believe that establishing these strategic relationships will facilitate our technological leadership and increase our access to new customers. Some of our existing relationships include:
Communication Providers
We have established relationships with Sprint/Nextel (Sprint) and Orbcomm LLC (Orbcomm) to provide wireless connectivity between our subscribers and our host system. We contract directly with Sprint and Orbcomm for the provision of wireless communications, which are bundled with our solutions. We are continuing to expand this category and look to add additional partners in the upcoming 12 – 18 months.
Indirect Sales Channel Alliances
We have an agreement with Penske Truck Leasing Co., L.P. (a partnership of Penske Corporation and GE Capital) in which we provide Penske a private labeled version of our XATANET web-based fleet management system, wireless communication services, managed hosting services and technical support. Penske has integrated our XATANET web-based system as an option for its full-service lease customers under the name Fleet I.Q. In total, Penske Truck Leasing has approximately 200,000 vehicles under management.
We also have a relationship with NationaLease Purchasing Corporation, an affiliate of National Truck Leasing System, whereby NationaLease offers XATANET to its truck leasing customers in a joint go-to-market strategy with us. NationaLease is a consortium of approximately 120 independent truck leasing companies with a total fleet of 65,000 vehicles.
Manufacturers
We have established a relationship with Winland Electronics, Inc. (Winland) for the manufacture and testing of our mobile hardware products pursuant to our detailed specifications and quality requirements. In fiscal 2005 our primary manufacturing vendor was Phoenix International Corporation, a subsidiary of Deere & Company. Deere & Company, through its subsidiary JDSTG, is a principal shareholder of the Company. In the first quarter of fiscal 2006, we changed our primary manufacturing vendor to Winland as a result of increased production capabilities.

We have relationships with other companies that manufacture components for our solutions as well. All of our suppliers have entered into confidentiality agreements with respect to our proprietary technology. We believe our current suppliers can provide production volumes to meet our anticipated increases in product demand and are not aware of any difficulty experienced by our suppliers in obtaining raw materials for manufacture.
Patents, Trademarks, and Copyrights
XATA, XATANET, and OpCenter are trademarks registered with the United States Patent and Trademark office. All computer programs, report formats, and screen formats are protected under United States copyright laws. In addition, we possess a design patent issued by the United States Patent and Trademark Office that covers the design of our Driver Computer display, and have patent applications pending on other technologies. We also claim trademark and trade name protection for the following: XATA MobileSync, and SmartCom. We have trademark applications pending with the United States Patent and Trademark Office for XATA MobileSync. We protect and defend our intellectual property rights vigorously.
Research and Development
We concentrate our research and development activities on hardware and software solutions for our customers. Our U.S. research and development activities are supplemented by third party resources we contract in Belarus. To enhance our existing solutions and to introduce new solutions to our existing and potential customers, we focus on the following key areas:
•	Software. We intend to continue to develop our software applications by offering new features while enhancing existing features. For example, in May 2005, we announced the availability of XATANET 3.0. In addition to offering many of the core applications from our OpCenter product line, XATANET 3.0 incorporated innovative new features that dramatically increase driver productivity and customer service. One example is Smart Routetm, a powerful tool for communicating and monitoring trip plans from the initial dispatch to the ultimate delivery, all without paper.

•	Hardware. We intend to continue to develop and release platform upgrades to add new features as well as to enhance existing features. For example, in November 2004, we announced the availability of our Multi-Mode communications platform. An integrated digital cellular (CDMA 1xRTT) and satellite communications platform that delivers both high-speed data download and ubiquitous coverage, eliminating the traditional bandwidth and gap limitations facing fleets trying to efficiently operate in real-time.
We spent approximately $3.6 million and $2.4 million on research and development activities in fiscal 2005 and 2004, respectively. In addition, we invested approximately $320,000 and $530,000 in fiscal 2005 and fiscal 2004, respectively, on the enhancement of released products. The expenses associated with released products are included as a component of cost of sales. We also capitalized approximately $285,000 of software development costs in fiscal 2005; in accordance with our accounting policy on capitalization of software development costs (see Note 2 in Notes to Financial Statements).

Employees
As of September 30, 2005, our staff included 87 employees and 24 independent contractors whose primary assignments are approximately as follows: 42 in research and development; 19 in sales and marketing; 33 in customer support; 17 in administrative, finance, information services, purchasing and warehousing.
Executive Officers
Craig S. Fawcett, Chairman of the Board & Chief Executive Officer
Mr. Fawcett, age 39, has been President and Chief Executive Officer since joining XATA in February 2002. He is a graduate of Harvard Business School with an MBA and has a Bachelor of Science degree in Engineering from Ohio State University. Before joining XATA, Mr. Fawcett was Vice President of the Global Agriculture Division of Deere & Company where he held numerous leadership positions involving mergers and acquisitions, operations, special technologies, business development, and served on several boards of Deere-owned technology companies. Prior to that, he was a strategic management consultant for Arthur Andersen (now Accenture), where he led a series of international technology project engagements for Global-1000 clients.
Mark E. Ties, Chief Financial Officer & Treasurer
Mr. Ties, age 40, joined XATA in April 2005 as Chief Financial Officer. He is responsible for the Company’s finance, human resources, purchasing, distribution and management information functions. Before joining XATA, Mr. Ties was the chief financial officer and treasurer at Velocity Express Corporation, where he served as a member of the Company’s executive leadership team and was responsible for the Company’s financial activities including; capital raising activities; SEC compliance; financial planning and analysis; mergers and acquisitions; cash management; back-office process integration; corporate governance practices; and investor relations. Prior to Velocity, he served as a Senior Manager for Ernst & Young LLP in its entrepreneurial services and mergers and acquisitions departments and as a senior financial executive at a number of companies in varied industries. He has extensive financial management experience in the areas of financing, mergers and acquisitions, business integration and financial processes. Mr. Ties holds a Bachelor’s degree in Accounting from Minnesota State University Mankato .
Peter Thayer, Chief Technology Officer
Mr. Thayer, age 46, joined XATA in April 2004 as Chief Technology Officer. As CTO, Thayer is responsible for guiding and implementing the strategic direction of XATA’s technology. Before joining XATA, Mr. Thayer was vice president of engineering for MobileAria, a subsidiary of Delphi Corp. specializing in fleet management and security services for mobile transportation platforms. Mr. Thayer also has 13 years experience with EDS, where he developed solutions for Delphi Automotive and General Motors. Mr. Thayer holds eight patents through Delphi Automotive Systems. He holds an MBA from Purdue University, a Masters degree in Electrical Engineering from Purdue University, and a Bachelor of Science degree in Industrial Engineering from North Carolina State University.
Thomas N. Flies, Vice President – Business Development
Mr. Flies, age 36, is responsible for the company’s business development, marketing and product management efforts. Mr. Flies joined XATA in 1990 and has served in various roles in sales, marketing, and product development including Sr. Vice President of Product Development where he led the development and introduction of XATA’s OpCenter product line. He was named Vice President of Business Development in 2002 to focus on developing and marketing XATANET to truck leasing companies. In his role, Mr. Flies is responsible for developing product and marketing strategies and programs that drive revenue growth and establishing strong brand awareness. Mr. Flies holds degrees in Business and Computer Science from the University of St. Thomas. Mr. Flies is a member of the National Private Truck Council (NPTC), American Trucking Association (ATA), Truck Rental and Leasing Association (TRALA) and the Council of Logistics Management (CLM).
Investment Considerations and Risk Factors
We do not have a long or stable history of profitable operations. The Company’s net losses to common shareholders for the fiscal years 2005 and 2004 were $6.7 million and $2.1 million, respectively. The respective periods’ net losses were $6.0 million and $1.2 million. Additional amounts of $756,000 and $866,000, resulting from beneficial conversion charges and preferred stock dividends increased such respective period losses to the aforementioned levels of net losses to common shareholders.
We are dependent on key customers. We sell large orders to individual fleets and may be dependent upon a few major customers each year whose volume of purchases is significantly greater than that of other customers. As we continue to grow our existing customer base this risk will lessen, but until such time we are still dependent on continued purchases by present customers who continue to equip and upgrade their fleets. Loss of any significant current customers or an inability to further expand our customer base would adversely affect us.
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
JDSTG and Trident Capital, who are represented on our Board of Directors, individually and together own enough stock to exert significant influence over XATA. As of December 15, 2005, JDSTG owned approximately 17.1% and Trident Capital owned approximately 30.7% of our common stock on an as-converted basis, and Trident has the ability to increase its ownership significantly through exercising warrants. In addition, JDSTG is entitled to name up to three representatives to our Board of Directors and Trident is entitled to name up to two representatives. Trident is entitled to vote its Series B Preferred Stock and Series C Preferred Stock as if converted to common stock and to vote as a separate class (to the exclusion of the holders of common stock) on the election of its two director nominees. Both JDSTG and Trident benefit from certain restrictive covenants of XATA in connection with their equity investments in the Company. The combination of stock ownership and Board of Director representation enables these shareholders, individually and together, to a greater degree, to exercise significant influence over the Company.
We are dependent on key personnel. Our staff is small and our future success depends to a significant extent on the efforts of key management, technical and sales personnel. The loss of one of our key employees could adversely affect our ability to provide leading edge technology to the transportation industry.
We may need additional capital. Although we believe cash flow from operations, the recent investment by Trident Capital and our $5 million line of credit will be sufficient to meet capital requirements for the foreseeable future, our cash needs may vary significantly from predictions. For example, if we do not generate anticipated cash flow, or if we grow at a rate faster than we anticipate, our predictions regarding cash needs may prove inaccurate and we may require additional financing. Our inability to obtain needed financing could have a material adverse effect on operating results. We cannot assure that we will be able to secure additional financing when needed or that financing, if obtained, will be on terms favorable or acceptable to us. Moreover, future financing may result in dilution to holders of our common stock.
We may issue additional stock without shareholder consent. We have authorized 25,000,000 shares of common stock, of which 7,608,030 shares were issued and outstanding as of December 15, 2005. The Board of Directors has authority, without action or vote of the shareholders, to issue all or part of the authorized but unissued shares. Additional shares may be issued in connection with future financing, acquisitions, employee stock plans, or otherwise. Any such issuance will dilute the percentage ownership of existing shareholders. We are also currently authorized to issue up to 5,000,000 shares of preferred stock. As of December 15, 2005, 1,744,355 shares of Series B Convertible Preferred Stock and 1,269,036 Series C Convertible Preferred Stock were issued and outstanding. The Board of Directors can issue additional preferred stock in one or more series and fix the terms of such stock without shareholder approval. Preferred stock may include the right to vote as a series on particular matters, preferences as to dividends and liquidation, conversion and redemption rights and sinking fund provisions. The issuance of preferred stock could adversely affect the rights of the holders of common stock and reduce the value of the common stock. In addition, specific rights granted to holders of preferred stock could be used to restrict our ability to merge with or sell our assets to a third party.

Our common stock could be delisted due to failure to satisfy a continued listing rule or standard. On August 26, 2005, the Company received a letter from The Nasdaq Listing Qualification Staff (“Nasdaq”), notifying the Company that it was not in compliance with Marketplace Rule 4310(c)(2)(B) (the “Rule”). This Rule requires the Company to have a minimum $35 million in market value of listed securities, $2.5 million in shareholders’ equity, or $500,000 in net income from continuing operations for the most recently completed fiscal year or two of the three most recently completed fiscal years. Nasdaq informed the Company that it had 30 calendar days, or until September 26, 2005, to regain compliance with the Rule. By virtue of the Trident Capital investment in September 2005, we regained compliance with the Nasdaq Marketplace listing requirements. However, Nasdaq has advised us that it will continue to monitor our compliance with the listing standards. If we fail to show compliance, we may be subject to delisting.
We may be unable to manage rapid growth. The Company’s continued growth will place an increasing strain on our resources, and we could experience difficulties relating to a variety of operational matters, including hiring, training and managing an increasing number of employees, obtaining sufficient quantities of product from vendors, obtaining sufficient materials and contract manufacturers to produce our products, expanding our distribution capabilities and enhancing our customer service, financial, and operating systems. There can be no assurance that the company will be able to manage growth effectively. Any failure to manage growth could have a material adverse effect on the Company’s business, financial condition and results of operations.
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
Item 3. Legal Proceedings
None.
Item 4. Submission of Matters to a Vote of Security Holders
None.

PART II
Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities
The following table sets forth the quarterly high and low sales prices for our common stock as reported by the NASDAQ SmallCap Market for fiscal years 2004 and 2005. There is no market for our Series B Preferred Stock or Series C Preferred Stock.

	Sale Price
	Low	High
Fiscal Year 2004
First Quarter	$2.00	$4.29
Second Quarter	3.30	6.25
Third Quarter	5.00	6.74
Fourth Quarter	5.00	6.37

	Sale Price
	Low	High
Fiscal Year 2005
First Quarter	$5.25	$6.10
Second Quarter	4.00	6.25
Third Quarter	3.80	5.18
Fourth Quarter	2.62	4.83
Our common stock is held by 101 registered holders of record. Registered ownership includes nominees who may hold securities on behalf of multiple beneficial owners. We estimate the number of beneficial owners of our common stock to be approximately 1,500.
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
On December 6, 2003, we issued 1,612,903 shares of Series B Preferred Stock that pays an annual cumulative dividend of 4% of the original issue price (payable in additional shares of Preferred Stock rather than cash, at the option of the holders). The Series B Preferred Stock provides that we cannot pay dividends to the holders of any other capital stock unless and until we have paid dividends accrued on the Series B Preferred Stock. The holders of the Series B Preferred Stock elected to receive dividends due and payable on each of May 31 and November 30 in additional shares of Preferred Stock rather than cash. Accordingly as of December 15, 2005, we had issued a total of 67,555 and 63,897 shares of Series B Preferred Stock for payment of dividends in calendar 2005 and 2004.
Sale of Unregistered Securities
Preferred Stock
In August 2005, the Company’s Board of Directors authorized the sale of up to 1,400,000 shares of Series C Preferred Stock through a private placement. Pursuant to a Stock Purchase Agreement entered into in September 2005 with Trident Capital, Inc. and its affiliates (collectively, “Trident”) the Company sold 1,269,036 shares of Series C Preferred Stock for $5,000,000, or $3.94 per share. Each share of the Series C Preferred Stock is convertible into one share of the Company’s common stock. The price per share of Series C Preferred Stock and the conversion price for the common stock is equal to the “market value” of the common stock (as defined in the rules of the Nasdaq Stock Market) on the date of execution of the definitive agreements. The Series C Preferred Stock does not pay a dividend unless we decline to redeem the stock upon demand of the holders after an Acceleration Event (as defined in the Certificate of Designation of the Series C Preferred Stock). In that case, it pays an annual cumulative dividend of 4% of the original issue price (payable in cash). The Series C Preferred Stock has a non-participating liquidation right equal to the original issue price, plus accrued unpaid dividends which are senior to our common stock and junior to the Series B Convertible Preferred Stock. The Company may redeem the Series C Preferred Stock at its option after five (5) years from the date of issuance at the original issue price, plus accrued unpaid dividends, if the market value of the common stock is at least three (3) times the then effective conversion price for a specified period.
Additionally, the Company issued Trident 5-year warrants to purchase 375,000 shares of its common stock at an exercise price of $3.94 per share. The aggregate purchase price of the warrants was $46,875. The warrants permit “cashless exercise.”
In connection with this transaction, the Company recognized a one-time, non-cash deemed dividend of $418,782 relating to the beneficial conversion portion of the preferred stock. The beneficial conversion portion was determined by allocating the Trident proceeds on a fair value basis between the preferred stock and the warrants. The amount of the deemed dividend was the difference between the deemed fair value of the Series C Preferred Stock and the purchase price on the date of the transaction. The deemed dividend was recorded as an addition to preferred stock with a corresponding increase to accumulated deficit. The addition was recognized at the date of issuance of the preferred stock, the same date at which the shares were eligible for conversion.
The Company has agreed to file a Registration Statement on Form S-3 to register the resale, from time to time, of the common stock to be issued pursuant to conversion of the preferred stock and exercise of the warrants.
No broker or placement agent was involved and no commissions or other compensation was paid.
In December 2003, the Company’s Board of Directors authorized the sale of up to 1,700,000 shares of Series B Preferred Stock through a private placement. Pursuant to a Stock Purchase Agreement entered into with Trident the Company sold 1,612,903 shares of Series B Preferred Stock for $4,096,774, or $2.54 per share. Each share of the Preferred Stock is convertible into one share of the Company’s common stock. The price per share of the Series B Preferred Stock and the conversion price for the common stock were equal to the “market value” of the common stock (as defined in the rules of the Nasdaq Stock Market) on the date of execution of the definitive agreements. The Series B Preferred Stock pays an annual cumulative dividend of 4% of the original issue price (payable semi-annually; payable in additional shares of Series B Preferred Stock rather than cash, at the option of the holders) and has a non-participating preferred liquidation right equal to the original issue price, plus accrued unpaid dividends.
In the fiscal year ended September 30, 2005, the Company issued 66,756 shares of Series B Preferred Stock to Trident for payment of accrued dividends. Based on the market value of the Company’s common stock on the date of the dividend payment, the payment of the dividend in additional shares of Preferred Stock resulted in a non-cash deemed dividend of $167,742.

The Series B Preferred Stock is redeemable at the option of Trident at 100% of the original purchase price plus accrued and unpaid dividends at any time after five years from the date of issuance, or at any time if there is a significant adverse judgment against the Company, the Company defaults on its debts or files for bankruptcy, or in the event of a change of control. However, the Company may decline to redeem any or all of the Preferred Stock at its sole option and discretion, and in such case the annual cumulative dividend on the Series B Preferred Stock will increase from 4% to 10%. The Company may redeem the Series B Preferred Stock at its option after five years from the date of issuance if the market price of its Common Stock is greater than three times the conversion price on each of the sixty consecutive days prior to the redemption date.
Additionally, the Company issued Trident 5-year warrants for 451,226 shares of its common stock at an exercise price of $3.17 per share. The aggregate purchase price of the warrants was $56,403. The warrants permit “cashless exercise.”
In connection with this transaction, the Company recognized a one-time, non-cash deemed dividend of $628,982 relating to the beneficial conversion portion of the preferred stock. The beneficial conversion portion was determined by allocating the Trident proceeds on a fair value basis between the preferred stock and the warrants. The amount of the deemed dividend was the difference between the deemed fair value of the Series B Preferred Stock and the purchase price on the date of the transaction. The deemed dividend was recorded as an addition to preferred stock with a corresponding increase to accumulated deficit. The addition was recognized at the date of issuance of the preferred stock, the same date at which the shares were eligible for conversion.
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
Warrants
In September and December 2004, we issued two warrants for the purchase of 9,615 and 9,921 shares of common stock exercisable at $5.55 and $5.74 per share, respectively, to Williams Executive Search. These warrants were consideration for executive search services.
On December 10, 2003, three directors of the company exercised warrants for the purchase of an aggregate of 20,139 shares of Common Stock. These warrants were issued in December 1998 for service as directors.
Exemptions
All of the securities discussed above were issued in reliance upon the exemption from registration under Section 4(2) and/or Section 4(6) of the Securities Act of 1933. Notices on Form D were filed with respect to the Trident investments in our Preferred Stock.

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
Revenue recognition. We derive our revenue from sales of hardware, software and related services, and from application service contracts. We recognize revenue in accordance with Statement of Position (SOP) 97-2, Software Revenue Recognition, as amended by SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions, and Securities and Exchange Commission Staff Accounting Bulletin (SAB) 104, Revenue Recognition in Financial Statements.
Our hardware and software revenue is recognized under SOP 97-2 and SAB 104 when (i) persuasive evidence of an arrangement exists (for example a signed agreement or purchase order), (ii) delivery has occurred, as evidenced by shipping documents or customer acceptance, (iii) the fee is fixed or determinable and payable within twelve months, and (iv) collectibility is probable and supported by credit checks or past payment history. Pursuant to certain contractual arrangements, revenues are recognized for completed systems held at our warehouse pending the receipt of delivery instructions from the customer. As of September 30, 2005 and 2004, we had approximately $20,000 and $23,000, respectively, of systems on hand that had been billed to those customers awaiting specific delivery instructions.
Many of our customers purchase software maintenance agreements annually. Customers may also purchase extended warranty and service support contracts. Revenue from maintenance agreements, extended warranty and service support contracts are deferred and recognized ratably over the contract period. When billed in advance, fees for professional services are recognized as they are performed. With regard to software arrangements involving multiple elements, we allocate revenue to each element based on the relative fair value of each element. Our determination of fair value of each element in multiple-element arrangements is based on vendor-specific objective evidence (VSOE). We limit our assessment of VSOE for each element to the price charged when the same element is sold separately. We have analyzed all of the elements included in our multiple-element arrangements and have determined that we have sufficient VSOE to allocate revenue to post-contract customer support (PCS) components of its license arrangements. VSOE for PCS is determined based upon the customer’s annual renewal rates for these elements. Accordingly, assuming all other revenue recognition criteria are met, revenue from perpetual licenses is recognized upon delivery, and revenue from PCS is recognized ratably over the applicable term, typically one year.
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
Research and development costs. We charge expenditures for research and development activities to expense as incurred. Such expenses include product development costs and costs related to the Company’s internally developed software systems, which have not met the capitalization criteria of Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use (SOP 98-1). During 2005 approximately $285,000 of research and development costs were capitalized in accordance with FAS 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed. During 2004 no research and development costs were capitalized in accordance with FAS 86. During 2004, the Company performed a review of the estimated useful life of the capitalized software development costs that existed in 2004 and determined it to be shorter than previously estimated. Accordingly, amortization of the capitalized development costs was accelerated in 2004, resulting in an additional $421,000 of amortization expense of the total amortization expense of $1.3 million.
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

Results of Operations for the years ending September 30, 2005 and 2004
The following table sets forth certain Statements of Operations data as a percentage of net sales:

	Fiscal Year Ended
	September 30,
	2005	2004
Net sales	100%	100%
Gross profit	22%	33%
Selling, general and administrative	35%	27%
Research and development	19%	13%
Operating loss	-31%	-6%
Net loss	-31%	-6%
Net Sales. Our net sales increased 2.1% to $19.3 million in fiscal 2005 compared to $18.9 million in fiscal 2004. Net sales derived from OpCenter hardware and software decreased to $9.9 million in fiscal 2005 from $14.4 million in fiscal 2004, a decrease of 31.3%. Net sales from OpCenter software maintenance, support and services increased to $3.9 million in fiscal 2005 from $3.5 million in fiscal 2004, an increase of 11.4%. Recognized sales of XATANET equipment and services increased to $5.5 million in fiscal 2005 from $1.0 million in fiscal 2004. XATANET system sales were 28 percent of total net sales for fiscal 2005, compared to 5 percent for the prior fiscal year.
In addition, deferred revenue increased 164 percent to $11.1 million at the end of fiscal 2005 compared to $4.2 million at the end of fiscal 2004. The higher deferred revenue is primarily a result of increasing XATANET sales as our XATANET subscriber base has grown 435 percent for the fiscal year ended September 30, 2005. Revenue associated with XATANET is recognized over the initial term of each subscription rather than at the time of delivery. XATANET subscription terms are a minimum of twelve months.
Cost of Goods Sold. Cost of goods sold includes the direct product costs associated with fulfilling customer orders, customer upgrade costs related to previously sold systems, as well as certain fixed expenses. These fixed expenses include costs related to our system implementation and support staff, expenses associated with the enhancement of released products, and other miscellaneous fixed expenses. Total cost of goods sold was $15.0 million in fiscal 2005 compared to $12.6 million in fiscal 2004. The increase of $2.4 million was primarily due to an increase in back-office infrastructure costs in the Company’s professional service organization and customer retention costs associated with further positioning the Company to market and support the XATANET product line.
Operating Expenses. Operating expenses include research and development expenses, as well as selling, general and administrative expenses. Total operating expenses were $10.4 million in fiscal 2005, compared to $7.5 million in fiscal 2004. The increased operating expense was due to increases in both research and development expenses as well as selling, general and administrative expenses associated with the growth in sales of our XATANET systems.
Research and development expenses were $3.6 million in fiscal 2005 compared to $2.4 million in fiscal 2004. The increase of $1.2 million was due to the Company’s decision in fiscal 2005 to broaden its XATANET product offering. In fiscal 2005 we capitalized $285,000 of software development costs. These costs were capitalized after the establishment of technological feasibility occurred consistent with FAS 86. These costs will later be amortized to cost of goods sold based on the anticipated useful life of the product. The useful life of each product is determined based upon its anticipated future net revenues.
Selling, general and administrative expenses were $6.8 million in fiscal 2005 compared to $5.1 million in fiscal 2004. The increase of $1.7 million was primarily due to an increase in back-office infrastructure costs to support the XATANET subscription based business and sales costs associated with increased XATANET new customer bookings.
Non-operating Income (Expense). Interest expense totaled $32,000 in fiscal 2005 compared to $77,000 in fiscal 2004. Interest expense decreased in the current year period because we paid off the long-term note payable to Deere & Company and borrowings under our bank credit line were lower during fiscal 2005 than fiscal 2004. Interest income was $96,000 in fiscal 2005 compared to $28,000 in fiscal 2004. The increase in the current year was due to a higher cash balance.
Income Taxes. No income tax benefit or expense was recorded in fiscal 2005 or fiscal 2004. Because we have had continued operating losses and do not have objectively verifiable positive evidence of future taxable income as prescribed by Financial Accounting Standards Board (FASB) Statement No. 109, we concluded that a full valuation allowance was appropriate. Realization of deferred tax assets is dependent on future taxable income during the periods when deductible temporary differences and carryforwards are expected to be available to reduce taxable income. The amount of the net deferred tax asset considered realizable could be increased in the future if we return to profitability and actual future taxable income is higher than currently estimated. At September 30, 2005, we had federal net operating loss carryforwards of approximately $21.3 million. See Note 7 to the financial statements.
Net Loss to Common Shareholders. We incurred a net loss to common shareholders in fiscal 2005 of $6.7 million compared to a net loss of $2.1 million in fiscal 2004. For the year ended September 30, 2005, the difference between net loss applicable to common shareholders and net loss in the current year relates to the beneficial conversion associated with the sale of the Series C Preferred Stock and the Series B Preferred Stock dividend. In the prior year, the difference between net loss applicable to common shareholders and net loss related to the beneficial conversion associated with the sale of the Series B Preferred Stock and the Series B Preferred Stock dividend.
Liquidity and Capital Resources
Cash used by operating activities for fiscal 2005 totaled $4.4 million compared to cash provided by operating activities of $1.2 million for fiscal 2004. Cash used in operating activities for fiscal 2005 resulted primarily from our operating loss of $6.0 million, a $4.9 million increase in deferred product costs, and an accounts receivable increase of $2.3 million. A $6.9 million increase in deferred revenue partially offset these decreases. We expect deferred revenue and deferred product costs to increase in future periods due to our anticipated growth in revenue related to our XATANET™ system. Deferred product costs relate to the manufacturing costs of the system products for which revenue has been deferred.
Our accounts receivable balance of $7.8 million at September 30, 2005 increased from $5.5 million at September 30, 2004 because of the increase in system sales that occurred in the fourth quarter of fiscal 2005 in comparison to the amount of system sales in the fourth quarter of fiscal 2004. Total deferred revenue of $11.1 million at September 30, 2005 was greater than balances in all prior quarters primarily because of the number of XATANET units rolled out in the fourth quarter of fiscal 2005.

Cash used in investing activities was $575,000 for purchases of equipment and $285,000 for capitalized software development in fiscal 2005 in comparison to purchases of equipment of $219,000 which was occurred in fiscal 2004.
Cash provided by financing activities of $6.5 million in fiscal 2005 included $5.0 million in proceeds from the issuance of the Series C Preferred Stock, $1.3 million drawn on our bank line of credit, and $405,000 from the exercise of options and warrants. This increase was partially offset by $251,000 associated with the final principal payment of our Promissory Note with Deere & Company. The Promissory Note was created on April 20, 2000 in the original principal amount of $1.0 million.
On December 17, 2004 we established a $2.0 million line of credit with Silicon Valley Bank. Advances under the line of credit accrue interest at the prime rate, which was 6.75% as of September 30, 2005. On December 20, 2005 the Company amended this debt facility and increased the size of the facility to $5.0 million. The line is subject to borrowing base requirements and is collateralized by substantially all the assets of the Company. The Company is required to meet a quick ratio level of no less than 1:1 under this agreement. All amounts owed under this line of credit must be repaid not later than December 20, 2006.
We believe our current cash balance; line of credit and vendor terms will provide adequate cash to fund operating needs for the foreseeable future. However, a protracted decline in revenue, significant revenue growth or an increase in product development in the near term may require us to obtain external funding. No assurance can be given that we will be able to secure any required additional financing when needed, or that such financing, if obtained at all, will be on terms favorable or acceptable to us. If additional financing is required and we are unable to secure such additional financing, we may need to implement measures to slow our growth or reduce operating costs, including reductions to product development, marketing and other operating activities.
Our Series B Preferred Stock prohibits payment of dividends to the holders of any other capital stock unless and until we have paid dividends accrued on the Series B Preferred Stock, which pays an annual cumulative dividend of 4% of the original issue price. At the option of the Series B Preferred Stock holders, such dividends are payable in additional shares of Preferred Stock rather than cash. In fiscal 2005 and 2004, we issued 66,756 and 30,401 shares, respectively, of Series B Preferred Stock for payment of accrued dividends. We are further restricted from dividend payments by our primary lender.
Subsequent Events
On December 16, 2005 the Company amended its existing revolving credit facility with Silicon Valley Bank increasing the size of the facility to $5 million from its previous level of $2 million. Advances under the line of credit accrue interest at the prime rate. The line is subject to borrowing base requirements and is collateralized by substantially all the assets of the Company. The Company is required to meet a quick ratio level of no less than 1:1 under this agreement. Under this amendment, all amounts owed under this line of credit must be repaid not later than December 15, 2007. See also Note 11 in the Notes to Financial Statements.

Recently Issued Accounting Pronouncements
Shared-Based Payment (Statement 123)
In December 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004), Shared-Based Payment, which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. Statement 123(R) supersedes ABP Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB No. 95, Statement of Cash Flows. Generally the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure will no longer be an alternative. The provisions in Statement 123(R) are effective for all stock options or other equity-based awards to employees or directors that vest or become exercisable in the Company’s first quarter of fiscal 2007. The Company will adopt Statement 123(R) at that time and report its first fiscal quarter of 2007 in accordance with the new standard. The adoption of Statement 123(R) will not have a material effect on the Company’s results of operations.
Accounting Changes and Error Corrections (Statement 154)
In May 2005, the FASB issued Statement 154, Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3, as part of its short-term convergence project with the International Accounting Standards Board. Statement 154 requires that all voluntary changes in accounting principles and changes required by a new accounting pronouncement that do not include specific transition provisions be applied retrospectively to prior periods’ financial statements, unless it is impractical to do so. Opinion 20, Accounting Changes, required that most voluntary changes in accounting principle be recognized by including the cumulative effect of changing to the new accounting principle as a component of net income in the period of the change.
Statement 154 is effective prospectively for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Statement 154 does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase as of the effective date of the Statement.
Exchange of Nonmonetary Assets (Statement 153)
In December 2004, the FASB issued Statement 153, Exchange of Nonmonetary Assets, an amendment of APB Opinion No. 29. This Statement is effective for any nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. This Statement eliminates the exception for exchange transactions that do not have commercial substance – that is, transactions that are not expected to result in significant changes in the cash flows of the reporting entity. The Company will need to determine what impact if any this Statement will have on its financial statements.

Item 7. Financial Statements
Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure
None.
Item 8A. Controls and Procedures
Evaluation of disclosure controls and procedures. The Company’s chief executive officer and chief financial officer (collectively, the “Certifying Officers”) are responsible for establishing and maintaining disclosure controls and procedures for the Company. Such officers have concluded that the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-14(c)) are effective to ensure that the information required to be disclosed by the Company in this report is gathered, analyzed and disclosed with timeliness, accuracy and completeness, based on an evaluation of such controls and procedures as of the end of the period covered by this report.
Changes in internal controls. The Certifying Officers also have indicated that there have been no changes in the Company’s internal controls or in other factors during its fourth fiscal quarter ended September 30, 2005, that could materially affect such controls subsequent to the date of their evaluation and there were no corrective actions with regard to significant deficiencies and material weaknesses during the fourth fiscal quarter.
Item 8B. Other Information
None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and
Shareholders of XATA Corporation
We have audited the accompanying balance sheets of XATA Corporation (a Minnesota corporation) as of September 30, 2005 and 2004, and the related statements of operations, changes in shareholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of XATA Corporation as of September 30, 2005 and 2004, and the results of its operations and its cash flows for each of the two years in the period ended September 30, 2005 in conformity with accounting principles generally accepted in the United States of America.
/s/ Grant Thornton LLP
Minneapolis, Minnesota
November 10, 2005

XATA CORPORATION
BALANCE SHEETS

	September 30,
	2005	2004
ASSETS
Current Assets
Cash and cash equivalents	$6,472,993	$1,332,695
Short-term investments	—	3,989,802
Accounts receivable, less allowances for doubtful accounts and sales returns of $315,000 and $293,000	7,811,531	5,500,832
Inventories	1,257,541	1,067,034
Deferred product costs	4,671,386	511,079
Prepaid expenses	203,596	230,809

Total current assets	20,417,047	12,632,251

Equipment and leasehold improvements, net	1,085,139	456,030
Deferred product costs, net of current portion	1,001,481	303,481

Total assets	$22,503,667	$13,391,762

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Bank line of credit	$1,800,000	$518,008
Current maturities of long-term debt	—	231,403
Accounts payable	2,386,907	1,733,932
Accrued expenses	2,170,764	1,592,808
Deferred revenue	7,774,293	2,657,882

Total current liabilities	14,131,964	6,734,033

Long-Term Debt, net of current maturities	—	19,969
Deferred Revenue, net of current portion	3,335,383	1,501,799

Total liabilities	17,467,347	8,255,801

Commitments	—	—

Shareholders’ Equity
Preferred stock, no par, 5,000,000 shares authorized:
Series B, 4% convertible, 2,250,000 shares designated; 1,710,060 and 1,643,304 shares issued and outstanding	4,259,835	3,922,532
Series C, convertible, 1,400,000 shares designated; 1,269,036 shares issued and outstanding	4,845,173	—
Common stock, par value $0.01 per share; 25,000,000 shares authorized; 7,549,180 and 7,253,785 shares issued and outstanding	75,491	72,538
Additional paid-in capital	21,458,389	19,498,960
Deferred stock based compensation	(1,007,197)	(498,463)
Accumulated deficit	(24,595,371)	(17,859,606)

Total shareholders’ equity	5,036,320	5,135,961

Total liabilities and shareholders’ equity	$22,503,667	$13,391,762

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

XATA CORPORATION
STATEMENTS OF OPERATIONS

	Years Ended September 30,
	2005	2004
Net sales	$19,302,489	$18,931,579
Cost of goods sold	14,994,438	12,599,328

Gross profit	4,308,051	6,332,251

Operating expenses
Selling, general and administrative	6,765,679	5,060,261
Research and development	3,622,077	2,428,065

	10,387,756	7,488,326

Operating loss	(6,079,705)	(1,156,075)

Non-operating income (expense)
Interest income	95,594	28,110
Interest expense	(31,688)	(77,350)
Other	35,562	14,351

	99,468	(34,889)

Net loss before income taxes	(5,980,237)	(1,190,964)

Income taxes	—	—

Net loss	(5,980,237)	(1,190,964)

Preferred stock dividends	(169,004)	(135,851)
Preferred stock deemed dividend	(586,524)	(729,912)

Net loss to common shareholders	$(6,735,765)	$(2,056,727)

Net loss per common share — basic and diluted:
Net loss to common shareholders	$(0.93)	$(0.29)

Weighted average common and common share equivalents Basic and Diluted	7,211,866	7,021,573

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

XATA CORPORATION
STATEMENTS OF CHANGES IN SHAREHOLDER’S EQUITY
YEARS ENDED SEPTEMBER 30, 2005 AND 2004

			Series B		Series C		Additional	Defered
	Common Stock		Preferred Stock		Preferred Stock		Paid-In	Stock-Based	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Compensation	Deficit	Total

Balance, September 30, 2003	6,938,575	$69,386	—	$—	—	$—	$17,767,539	$—	$(15,802,879)	$2,034,046
Common stock issued on exercise of options	147,220	1,472	—	—	—	—	418,329	—	—	419,801
Common stock issued on exercise of warrants	28,470	285	—	—	—	—	34,512	—	—	34,797
Issuance of restricted shares of common stock	139,520	1,395	—	—	—	—	601,815	(603,210)	—	—
Amortization of deferred stock based compensation	—	—	—	—	—	—	—	104,747	—	104,747
Issuance of common stock warrants	—	—	—	—	—	—	25,000	—	—	25,000
Issuance of preferred stock and warrants	—	—	1,612,903	3,115,398	—	—	651,765	—	—	3,767,163
Preferred stock dividends	—	—	30,401	77,222	—	—	—	—	(135,851)	(58,629)
Preferred stock deemed dividends	—	—	—	729,912	—	—	—	—	(729,912)	—
Net loss	—	—	—	—	—	—	—	—	(1,190,964)	(1,190,964)

Balance, September 30, 2004	7,253,785	$72,538	1,643,304	$3,922,532	—	$—	$19,498,960	$(498,463)	$(17,859,606)	$5,135,961

Common stock issued on exercise of options	117,884	1,178	—	—	—	—	403,720		—	404,898
Common stock issued on exercise of warrants	55	—	—	—	—	—	—		—	—
Issuance of restricted shares of common stock	197,100	1,971	—	—	—	—	1,016,263	(1,018,234)	—	—
Amortization of deferred stock based compensation	—	—	—	—	—	—	—	434,973	—	434,973
Elimination of deferred compensation related to terminated employees	—	—	—	—	—	—	(74,527)	74,527	—	—
Forfeiture of restricted shares of common stock	(19,644)	(196)	—	—	—	—	196	—	—	—
Issuance of common stock warrants	—	—	—	—	—	—	25,000	—	—	25,000
Issuance of preferred stock and warrants	—	—	—	—	1,269,036	4,426,391	588,777	—	—	5,015,168
Preferred stock dividends	—	—	66,756	169,561	—	—	—	—	(169,004)	557
Preferred stock deemed dividends	—	—	—	167,742	—	418,782	—	—	(586,524)	—
Net loss	—	—	—	—	—	—	—	—	(5,980,237)	(5,980,237)

Balance, September 30, 2005	7,549,180	$75,491	1,710,060	$4,259,835	1,269,036	$4,845,173	$21,458,389	$(1,007,197)	$(24,595,371)	$5,036,320

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

XATA CORPORATION
STATEMENTS OF CASH FLOWS

	Years Ended September 30,
	2005	2004
Cash provided by (used in) operating activities
Net loss	$(5,980,237)	$(1,190,964)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization of equipment and leasehold improvements	265,988	182,431
Amortization of capitalized software development costs	—	1,319,190
Deferred compensation recognized	434,973	104,747
Issuance of warrants for services rendered	25,000	25,000
Changes in assets and liabilities:		—
Accounts receivable, net	2,310,699	(1,961,894)
Inventories	190,507	(123,881)
Deferred product costs	4,858,307	(509,149)
Prepaid expenses	27,213	(107,786)
Accounts payable	652,975	271,757
Accrued expenses	578,513	739,212
Deferred revenue	6,949,995	2,413,347

Net cash provided by (used in) operating activities	4,405,093	1,162,010

Cash provided by (used in) investing activities
Purchase of equipment	610,366	(219,035)
Additions to software development costs	284,731	—
Purchases of short-term investments	—	(3,989,802)
Sales of short-term investments	3,989,802	—

Net cash provided by (used in) investing activities	3,094,705	4,208,837

Cash provided by (used in) financing activities
Net borrowings (payments) on bank line of credit	1,281,992	(274,176)
Payments on long-term debt	251,372	(175,817)
Net proceeds from issuance of preferred stock and warrants	5,015,168	3,767,163
Proceeds from options and warrants exercised	404,898	454,598

Net cash provided by financing activities	6,450,686	3,771,768

Increase in cash and cash equivalents	5,140,298	724,941

Cash and cash equivalents
Beginning	1,332,695	607,754

Ending	$6,472,993	$1,332,695

Supplemental disclosures of cash flow information
Cash payments for interest	$31,031	$77,350

Supplemental schedule of noncash investing and financing activities
Restricted stock	$1,018,234	$603,210
Preferred stock deemed dividends	$586,524	$729,912
Deferred compensation for terminated employees	$74,527	$—
Forfeitures of restricted stock	$196	$—

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

XATA CORPORATION
NOTES TO FNANCIAL STATEMENTS
Note 1. Description of Business
XATA Corporation (the “Company”) develops, markets and services fully integrated, onboard fleet management systems for the private fleet segment of the transportation industry. The Company sells its products in the United States and Canada. The Company’s systems utilize proprietary software and related hardware components and accessories to capture, analyze, and communicate operating information that assists fleet management in improving productivity and profitability.
Note 2. Summary of Significant Accounting Policies
Revenue Recognition
The Company derives its revenue from sales of hardware, software and related services, and from application service contracts. The Company recognizes revenue in accordance with Statement of Position (SOP) 97-2, Software Revenue Recognition, as amended by SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions, and Securities and Exchange Commission Staff Accounting Bulletin (SAB) 104, Revenue Recognition in Financial Statements.
Hardware and software revenue is recognized under SOP 97-2 and SAB 104 when (i) persuasive evidence of an arrangement exists (for example a signed agreement or purchase order), (ii) delivery has occurred, as evidenced by shipping documents or customer acceptance, (iii) the fee is fixed or determinable and payable within twelve months, and (iv) collectibility is probable and supported by credit checks or past payment history. Pursuant to certain contractual arrangements, revenues are recognized for completed systems held at the Company’s warehouse pending the receipt of delivery instructions from the customer. As of September 30, 2005 and 2004, the Company had approximately $20,000 and $23,000, respectively, of systems on hand that had been billed to those customers awaiting specific delivery instructions.
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

XATA CORPORATION
NOTES TO FNANCIAL STATEMENTS
Note 2. Summary of Significant Accounting Policies, continued
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
Segment Reporting
In fiscal 2005 and 2004, the Company operated in a single reportable segment. The Company will evaluate additional segment disclosure requirements as it expands its operations or experiences changes in its business. The Company had no significant revenues from customers outside of the United States in fiscal 2005 and 2004, and had no significant long-lived assets deployed outside the United States at September 30, 2005 and 2004.
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
Cash Equivalents and Short-Term Investments
Cash equivalents consist of highly liquid investments with original maturities of three months or less when purchased by the Company.
Short-term investments consist of marketable securities. The Company considers short-term investments as “available-for-sale.” At September 30, 2004, cost was equal to fair value and no amount was recorded in accumulated other comprehensive income. The cost of securities sold is based upon the specific identification method. Proceeds from sales of investments totaled approximately $3,990,000 for the year ending September 30, 2005. There were no realized gains or losses related to sales or unrealized gains and losses during the years ending September 30, 2005 and 2004.
Concentration of Credit Risk
Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of cash equivalents, short-term investments and accounts receivable. The Company’s cash equivalents and short-term investments consist of checking and money market accounts and other liquid investments, which, at times, exceed federally, insured limits. The Company has not experienced any losses in such accounts. The Company sells its products and services primarily to companies in the

XATA CORPORATION
NOTES TO FNANCIAL STATEMENTS
Note 2. Summary of Significant Accounting Policies, continued
United States and Canada. The Company does not require collateral or other security to support accounts receivable. Accounts receivable are typically due from customers within 30 days and are stated at amounts due from customers net of an allowance for doubtful accounts and sales returns. Accounts outstanding longer than the contractual payment terms are considered past due. To reduce credit risk, management performs ongoing evaluations of its customers’ financial condition. The Company determines its allowance for doubtful accounts receivable based upon a number of factors, including the length of time trade receivables are past due, the Company’s previous loss history, the customer’s current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole. Unexpected or significant future changes in trends could result in a material impact to future statements of operations or cash flows. The Company determines its allowance for sales returns by considering several factors, including history of prior sales credits issued. The Company regularly assesses the allowance for sales returns and increases it as needed. The provision for doubtful accounts is recorded as a charge to operating expenses while the provision for sales returns is recognized as a reduction of revenues.
Fair value of Financial Instruments
The carrying amounts of cash and cash equivalents, short-term investments, accounts receivable, and accounts payable approximate fair value because of their short-term maturities. At September 30, 2005, the Company has $1,800,000 outstanding under its revolving credit facility with Silicon Valley Bank. The carrying amount of these borrowings approximates fair value as the rate of interest on the revolving credit facility approximates the current market rate of interest for similar instruments with a comparable maturity.
Inventories
Inventories consist of parts and accessories and finished goods, and are stated at the lower of cost or market. Cost is determined on the standard cost method, which approximates the first-in, first-out method.
Equipment and Leasehold Improvements
Equipment is stated at cost and depreciated using the straight-line method over estimated useful lives of approximately three to seven years. Leasehold improvements are amortized over the shorter of the lease term or their estimated useful lives (three to fifteen years).

XATA CORPORATION
NOTES TO FNANCIAL STATEMENTS
Note 2. Summary of Significant Accounting Policies, continued
Equipment and leasehold improvements consist of:

	September 30,
	2005	2004
Office furniture and equipment	$1,661,512	$1,150,962
Engineering and manufacturing equipment	453,789	388,424
Capitalized software development costs	284,731	—
Leasehold improvements	59,399	24,948

	2,459,431	1,564,334

Less: accumulated depreciation and amortization	(1,374,292)	(1,108,304)

Property and equipment, net	$1,085,139	$456,030

Software development costs incurred after establishing technological feasibility are capitalized as capitalized software development costs. Costs that are capitalized are amortized to cost of goods sold beginning when the product is first released for sale to the general public. Amortization is at the greater of the amount computed using the ratio of current gross revenues for the product to the total of current and anticipated future gross revenues or the straight-line method over the estimated economic life of the product (two to five years).
Depreciation and amortization for income tax reporting purposes are computed using accelerated methods.
Long-Lived Assets
The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss would be recognized when the sum of the undiscounted future net cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount.
Product Warranties
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
At September 30, 2005 and 2004, the Company had an accrual for product warranties of approximately $800,000 and $355,000, respectively.

XATA CORPORATION
NOTES TO FNANCIAL STATEMENTS
Note 2. Summary of Significant Accounting Policies, continued
Shipping and Handling Costs
Shipping and handling costs, which are classified as a component of cost of goods sold, were approximately $304,000 and $185,000 in fiscal 2005 and 2004, respectively. Customer billings related to shipping and handling fees are reported as net sales.
Advertising Costs
All advertising costs are expensed as incurred. Advertising costs, which are included in selling, general and administrative expenses, were approximately $208,000 and $204,000 in fiscal 2005 and 2004, respectively. Advertising costs consist primarily of ad campaigns, catalog brochures, promotional items and trade show expenses.
Research and Development Costs
Research and development expenses are charged to expense as incurred. Such expenses include product development costs and costs related to the Company’s internally developed software systems, which have not met the capitalization criteria of Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use (SOP 98-1). During fiscal 2005 approximately $285,000 of research and development costs were capitalized in accordance with FAS 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed. During fiscal 2004 no research and development costs were capitalized in accordance with FAS 86. During 2004, the Company performed a review of the estimated useful life of the capitalized software development costs that existed in fiscal 2004 and determined it to be shorter than previously estimated. Accordingly, amortization of the capitalized development costs was accelerated in 2004, resulting in an additional $421,000 of amortization expense of the total amortization expense of $1.3 million.
Income taxes
The Company accounts for income taxes following the provisions of SFAS No. 109, Accounting for Income Taxes. SFAS No. 109 requires that deferred income taxes be recognized for the future tax consequences associated with differences between the tax basis of assets and liabilities and their financial reporting amounts at each year end, based on enacted tax laws and statutory rates applicable to the periods in which the differences are expected to affect taxable earnings. Valuation allowances are established by the Company when necessary to reduce deferred tax assets to the amount more likely than not to be realized. The effect of changes in tax rates is recognized in the period in which the rate change occurs.

XATA CORPORATION
NOTES TO FNANCIAL STATEMENTS
Note 2. Summary of Significant Accounting Policies, continued
Stock-Based Compensation
The Company has a stock-based employee compensation plan, which is described more fully in Note 9. The Company applies Accounting Principles Board (APB) Opinion 25, Accounting for Stock Issued to Employees, and related Interpretations in accounting for its plan. Under this method, compensation expense is recognized for the amount by which the market price of the common stock on the date of grant exceeds the exercise price of an option. No compensation costs related to stock option grants have been recognized in the consolidated Statements of Operations (see Note 9). The following table illustrates the effect on net loss if the Company had applied the fair value recognition provisions of Financial Accounting Standards Board (FASB) Statement 123, Accounting for Stock-Based Compensation, using the assumptions described in Note 9, to its stock-based employee plan.

	2005	2004
Net loss to common shareholders, as reported	$(6,735,765)	$(2,056,727)
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	(155,000)	(269,000)

Pro forma net loss	$(6,890,765)	$(2,325,727)

Basic and diluted net loss per common share As reported	$(0.93)	$(0.29)
Pro forma	(0.96)	(0.33)
Reclassifications
Certain reclassifications have been made to the fiscal 2004 financial statement presentation to conform to the fiscal 2005 presentation. These reclassifications had no effect on net loss to common shareholders or shareholders’ equity.

XATA CORPORATION
NOTES TO FNANCIAL STATEMENTS
Note 2. Summary of Significant Accounting Policies, continued
Major Customers
In fiscal 2005 and 2004, the Company had the following significant customers:

		Year Ended September 30,
	2005	2004	2005	2004
	Percentage of Net Sales		Balance of Ending Receivable
Customer A	*	27.0%	*	$1,006,000

*	Customer total was less than 10 percent of net sales or ending receivable.
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
Recently Issued Accounting Standards
Shared-Based Payment (Statement 123)
In December 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004), Shared-Based Payment, which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. Statement 123(R) supersedes ABP Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB No. 95, Statement of Cash Flows. Generally the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure will no longer be an alternative. The provisions in Statement 123(R) are effective for all stock options or other equity-based awards to employees or directors that vest or become exercisable in the Company’s first quarter of fiscal 2007. The Company will adopt Statement 123(R) at that time and report its first fiscal quarter of 2007 in accordance with the new standard. The adoption of Statement 123(R) will not have a material effect on the Company’s results of operations.
Accounting Changes and Error Corrections (Statement 154)
In May 2005, the FASB issued Statement 154, Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3, as part of its short-term convergence project with the International Accounting Standards Board. Statement 154 requires that all voluntary changes in accounting principles and changes required by a new accounting pronouncement that do not include specific transition provisions be applied retrospectively to prior periods’ financial statements, unless it is impractical to do so. Opinion 20, Accounting Changes, required that most voluntary changes in accounting principle be recognized by including the cumulative effect of changing to the new accounting principle as a component of net income in the period of the change.

XATA CORPORATION
NOTES TO FNANCIAL STATEMENTS
Note 2. Summary of Significant Accounting Policies, continued
Statement 154 is effective prospectively for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Statement 154 does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase as of the effective date of the Statement.
Exchange of Nonmonetary Assets (Statement 153)
In December 2004, the FASB issued Statement 153, Exchange of Nonmonetary Assets, an amendment of APB Opinion No. 29. This Statement is effective for any nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. This Statement eliminates the exception for exchange transactions that do not have commercial substance – that is, transactions that are not expected to result in significant changes in the cash flows of the reporting entity. The Company will need to determine what impact if any this Statement will have on its financial statements.
Note 3. Inventories
Inventories consist of the following:

	September 30,
	2005	2004
Raw materials and subassemblies	$686,443	$552,108
Finished goods	571,098	514,926

Total inventories	$1,257,541	$1,067,034

Note 4. Bank Line of Credit
As of September 30, 2005, the Company had a $2,000,000 credit line agreement with a financial institution. Advances under the line of credit accrue interest at the prime rate, which was 6.75% as of September 30, 2005. On December 20, 2005 the Company amended this debt facility and increased the size of the facility to $5.0 million. The line is subject to borrowing base requirements and is collateralized by substantially all the assets of the Company. The Company is required to meet a quick ratio level of no less than 1:1 under this agreement. All amounts owed under this line of credit must be repaid not later than December 20, 2006 (See also Note 11).
Note 5. Long-Term Debt
As of September 30, 2004 the Company had an obligation existing under a Promissory Note with Deere & Company in the amount of $251,372. Installments were due monthly in the amount of $20,077, including interest at prime plus 2% (6.5% at September 30, 2004) through October 2005. On November 30, 2004, the Company pre-paid the remaining principal balance of $213,000.

XATA CORPORATION
NOTES TO FNANCIAL STATEMENTS
Note 6. Net Loss Per Share
Basic loss per share is computed based on the weighted average number of common shares outstanding by dividing net loss applicable to common shareholders by the weighted average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur if securities or other obligations to issue common stock such as options, warrants or convertible preferred stock, were exercised or converted into common stock that then shared in the earnings of the Company. For all periods presented, diluted net loss per share is equal to basic net loss per share because the effect of including such securities or obligations would have been antidilutive.
The following table presents a reconciliation of the numerators and denominators of basic and diluted loss per share for fiscal 2005 and 2004:

	2005	2004
Net loss	$(5,980,237)	$(1,190,964)
Less: preferred stock dividend	(169,004)	(135,851)
Less: preferred stock deemed dividend	(586,524)	(729,912)

Net loss to common shareholders	(6,735,765)	(2,056,727)

Weighted average shares outstanding	7,211,866	7,021,573

Basic and diluted loss per share	$(0.93)	$(0.29)

At September 30, 2005 and 2004, the Company had options and warrants outstanding to purchase a total of 1,576,579 and 1,328,893 shares of common stock, at a weighted-average exercise price of $3.57 and $3.44. Because the Company incurred a net loss in both fiscal 2005 and 2004, the inclusion of potential common shares in the calculation of diluted net loss per common share would have an antidilutive effect. Therefore, basic and diluted net loss per common share amounts is the same in fiscal 2005 and 2004.
Note 7. Income Taxes
The Company’s deferred tax assets and liabilities are as follows:

	September 30,
	2005	2004
Current deferred tax assets:
Inventory and warranty reserve	$407,000	$235,000
Accrued expenses, deferred revenue and other	171,000	125,000
Accounts receivable and sales reserve	116,000	109,000

	694,000	469,000

Non-current deferred tax assets:
Software development costs	(105,000)	—
Depreciation	(39,000)	(40,000)
Research and development credit	1,166,000	976,000
Net operating loss carryforwards	7,880,000	5,790,000

	8,902,000	6,726,000

Total deferred tax asset	9,596,000	7,195,000
Less: valuation allowance	(9,596,000)	(7,195,000)

Net deferred tax asset	$—	$—

XATA CORPORATION
NOTES TO FNANCIAL STATEMENTS
Note 7. Income Taxes, continued
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
The Company’s income tax expense (benefit) differed from the statutory federal rate as follows:

	September 30,
	2005	2004
Statutory federal rate applied to loss before income taxes	$(2,033,000)	$(405,000)
State income tax benefit	(179,000)	(36,000)
Permanent differences	4,000	10,000
Change in valuation allowance	2,401,000	591,000
Research and development credit	(190,000)	(159,000)
Other	(3,000)	(1,000)

	$—	$—

Current	$—	$—
Deferred	—	—

	$—	$—

As of September 30, 2005, the Company had federal net operating loss carryforwards and research and development credit carryforwards of approximately $21.3 million and $1.2 million, respectively, which begin to expire in 2009 through 2025. The carryforwards may be subject to annual use limitations in accordance with the provisions of Section 382 of the Internal Revenue Code. Included in the net operating loss carryforwards is approximately $303,000 related to stock options, which currently have a full valuation allowance, and when realized for financial statement purposes will not result in a reduction of income tax expense. Rather, the benefit will be recorded as an increase to additional pain-in capital.
In October 2004, the American Jobs Creation Act of 2004 (the “Act”) was signed into law by the President. This Act had no affect on the Company.
Note 8. Commitments
Leases
The Company leases its office, warehouse, and certain office equipment under noncancelable operating leases. The facility lease requires that the Company pay a portion of the real estate taxes, maintenance, utilities and insurance.
Approximate future minimum rental commitments, excluding common area costs under these non-cancelable operating leases, are:

Years ending September 30:
2006	$180,000
2007	54,000
Rental expense, including common area costs and net of rental income, was approximately $254,000 and $269,000 for the fiscal years ended September 30, 2005 and 2004.

XATA CORPORATION
NOTES TO FNANCIAL STATEMENTS
Note 8. Commitments, continued
Reseller Commitment
On October 11, 2002, the Company entered into a U.S. Value Added Reseller Agreement with ORBCOMM LLC. Pursuant to this agreement, the Company is authorized to resell certain satellite communication services in conjunction with its products. In exchange for favorable pricing, the Company has committed to certain volume minimums. On March 30, 2004, the Company and ORBCOMM amended this agreement by revising certain commitment dates. Approximate future minimum purchases in excess of units already activated under customer agreements are $45,000 in fiscal 2006.
401(k) Plan
The Company has a 401(k) plan covering substantially all employees and is operated on a calendar year basis. The Company provides an employer matching contribution equal to 25% of an employee’s contribution for employee deferrals of up to 6% of their compensation. Matching contributions for the fiscal year ending September 30, 2005 and 2004 totaled $60,000 and $51,000.
Note 9. Shareholders’ Equity
Common Stock
The Company is authorized to issue up to 25,000,000 shares of common stock.
Preferred Stock
The Company has authorized an undesignated class of preferred stock of 5,000,000 shares. The Board of Directors can issue preferred stock in one or more series and fix the terms of such stock without shareholder approval. Preferred stock may include the right to vote as a series on particular matters, preferences as to dividends and liquidation, conversion and redemption rights and sinking fund provisions.
Series B
In December 2003, the Company’s Board of Directors authorized the sale of up to 1,700,000 shares of Series B Preferred Stock through a private placement. On December 6, 2003, pursuant to a Stock Purchase Agreement entered into with Trident Capital, Inc. and its affiliates (collectively, “Trident”) the Company sold 1,612,903 shares of Series B Preferred Stock for $4,096,774, or $2.54 per share. Each share of the Preferred Stock is convertible into one share of the Company’s common stock. The price per share of the Series B Preferred Stock and the conversion price for the common stock were equal to the “market value” of the common stock (as defined in the rules of the Nasdaq Stock Market) on the date of execution of the definitive agreements. The Series B Preferred Stock pays an annual cumulative dividend of 4% of the original issue price (payable semi-annually; payable in additional shares of Series B Preferred Stock rather than cash, at the option of the holders) and has a non-participating preferred liquidation right equal to the original issue price, plus accrued unpaid dividends.
In fiscal 2005 and 2004, the Company issued 66,756 and 30,401 shares, respectively, of Series B Preferred Stock to Trident for payment of accrued dividends. Based on the market value of the Company’s common stock on the date of the dividend payment, the payment of the dividend in additional

XATA CORPORATION
NOTES TO FNANCIAL STATEMENTS
Note 9. Shareholders’ Equity, continued
shares of Series B Preferred Stock resulted in a non-cash deemed dividend of $167,742 and $100,931 in fiscal 2005 and 2004, respectively.
The Series B Preferred Stock is redeemable at the option of Trident at 100% of the original purchase price plus accrued and unpaid dividends at any time after five years from the date of issuance, or at any time if there is a significant adverse judgment against the Company, the Company defaults on its debts or files for bankruptcy, or in the event of a change of control. However, the Company may decline to redeem any or all of the Preferred Stock at its sole option and discretion, and in such case the annual cumulative dividend on the Series B Preferred Stock will increase from 4% to 10%. The Company may redeem the Series B Preferred Stock at its option after five years from the date of issuance if the market price of its common stock is greater than three times the conversion price on each of the sixty consecutive days prior to the redemption date.
Additionally, the Company issued Trident 5-year warrants for 451,226 shares of its common stock at an exercise price of $3.17 per share. The aggregate purchase price of the warrants was $56,403. The warrants permit “cashless exercise.”
In connection with this transaction, the Company recognized a one-time, non-cash deemed dividend of $628,982 relating to the beneficial conversion portion of the preferred stock. The beneficial conversion portion was determined by allocating the Trident proceeds on a fair value basis between the preferred stock and the warrants. The amount of the deemed dividend was the difference between the deemed fair value of the Series B Preferred Stock and the purchase price on the date of the transaction. The deemed dividend was recorded as an addition to preferred stock with a corresponding increase to accumulated deficit. The addition was recognized at the date of issuance of the preferred stock, the same date at which the shares were eligible for conversion.
As required under the Stock Purchase Agreement, the Company filed a Registration Statement on Form S-3 to register the resale, from time to time, of the common stock to be issued pursuant to conversion of the Preferred Stock and exercise of the warrants, and a reasonable estimate of any common stock to be issued as dividends on the Preferred Stock.
On December 6, 2003, the placement agent for the Trident investment received as consideration a $320,000 cash fee and 7-year warrants for purchase of an aggregate of 163,265 shares of Common Stock (130,612 shares at $2.54 per share and 32,653 shares at $3.17 per share). These warrants permit “cashless exercise” and provide the holders with piggyback registration rights.
Series C
In August 2005, the Company’s Board of Directors authorized the sale of up to 1,400,000 shares of Series C Preferred Stock through a private placement. Pursuant to a Stock Purchase Agreement entered into in September 2005 with Trident the Company sold 1,269,036 shares of Series C Preferred Stock for $5,000,000, or $3.94 per share. Each share of the Series C Preferred Stock is convertible into one share of the Company’s common stock. The price per share of Series C Preferred Stock and the conversion price for the common stock is equal to the “market value” of the common stock (as defined in the rules of the Nasdaq Stock Market) on the date of execution of the definitive agreements. The Series C Preferred Stock does not pay a dividend, unless the Company declines to redeem the stock upon demand of the holders after an Acceleration Event (as defined in the Certificate of Designation of the Series C Preferred

XATA CORPORATION
NOTES TO FNANCIAL STATEMENTS
Note 9. Shareholders’ Equity, continued
Stock). In that case, the Series C Preferred Stock pays an annual cumulative dividend of 4% of the original issue price (payable in cash). The Series C Preferred Stock has a non-participating liquidation right equal to the original issue price, plus accrued unpaid dividends which are senior to our Common Stock and junior to the Series B Convertible Preferred Stock. The Company may redeem the Series C Preferred Stock at its option after five (5) years from the date of issuance at the original issue price, plus accrued unpaid dividends, if the market value of the common stock is at least three (3) times the then effective conversion price for a specified period.
Additionally, the Company issued Trident 5-year warrants to purchase 375,000 shares of its common stock at an exercise price of $3.94 per share. The aggregate purchase price of the warrants was $46,875. The warrants permit “cashless exercise.”
In connection with this transaction, the Company recognized a one-time, non-cash deemed dividend of $418,782 relating to the beneficial conversion portion of the preferred stock. The beneficial conversion portion was determined by allocating the Trident proceeds on a fair value basis between the preferred stock and the warrants. The amount of the deemed dividend was the difference between the deemed fair value of the Series C Preferred Stock and the purchase price on the date of the transaction. The deemed dividend was recorded as an addition to preferred stock with a corresponding increase to accumulated deficit. The addition was recognized at the date of issuance of the preferred stock, the same date at which the shares were eligible for conversion.
The Company has agreed to file a Registration Statement on Form S-3 to register the resale, from time to time, of the common stock to be issued pursuant to conversion of the preferred stock and exercise of the warrants.
No broker or placement agent was involved in the placement of the Series C Preferred Stock and no commissions or other compensation was paid.
Stock Option Plans
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

XATA CORPORATION
NOTES TO FNANCIAL STATEMENTS
Note 9. Shareholders’ Equity, continued
The following tables summarize information relating to outstanding stock options as of September 30, 2005 and 2004:

	2005		2004
		Weighted-Average		Weighted-Average
	Shares	Exercise Price	Shares	Exercise Price
Options outstanding at beginning of year	689,788	$3.76	828,115	$3.56
Options granted	25,000	5.23	28,000	3.96
Options exercised	(117,884)	3.43	(147,220)	2.85
Options canceled	(39,351)	4.48	(19,107)	2.62

Options outstanding at end of year	557,553	$3.84	689,788	$3.76

	Options Outstanding			Options Exercisable
		Weighted-Average
	Number Outstanding	Remaining		Number Exercisable
	at September 30,	Contractual Life	Weighted Average	at September 30,	Weighted Average
Range of exercise price	2005	(Years)	Exercise Price	2005	Exercise Price
$2.38 — $3.25	128,350	0.69	$3.02	128,350	$3.02
$3.30 — $4.00	221,097	1.65	3.73	188,698	3.72
$4.13 — $5.23	208,106	1.81	4.46	201,237	4.47

	557,553	1.49	$3.84	518,285	$3.84

The fair value of each option is estimated at the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions for grants in fiscal 2005 and 2004: dividend rate of zero for both years; price volatility of 33% for 2005 and 58% for 2004; risk-free interest rate of 3.77% for 2005 and 3.04% for 2004; and expected life of five years for 2005 and 2004. The weighted-average fair value per option of options granted in 2005 and 2004 was $1.87 and $2.08.
Restricted Stock Awards
The Company currently grants restricted shares of common stock rather than stock options as part of its long-term incentive compensation to employees. For fiscal 2005 and 2004 the Company granted 197,100 and 139,520 restricted shares of common stock to employees. During fiscal year 2005 and 2004 employees who left the Company forfeited 16,305 and 3,339 shares of restricted stock. Each grant of restricted shares vests over three years and shares granted may be sold once vested. The Company also granted 12,500 restricted shares of common stock to certain directors in fiscal 2005. Each grant of these restricted shares vests immediately, but shares granted may not be sold until one year after the date of grant.
The Company recognizes deferred compensation expense ratably over the vesting period of the restricted stock. In fiscal 2005 the Company recognized $434,973 of deferred compensation expense, compared to $104,747 during fiscal 2004.

XATA CORPORATION
NOTES TO FNANCIAL STATEMENTS
Note 9. Shareholders’ Equity, continued
Common stock warrants
The Company has, on occasion, issued warrants for the purchase of common stock to directors, consultants and placement agents. Compensation expense associated with the warrants has not been material.
The following tables summarize information relating to outstanding stock warrant as of September 30, 2005 and 2004:

		Weighed-Average	Weighted Average
Date	Warrants Outstanding	Exercise Price	Remaining Life
September 30, 2005 September 30, 2004	1,019,026 639,105	$3.43 $3.10	3.83 years 4.13 years
Note 10. Related Party Transactions
The Company purchased a significant portion of the hardware components for its products from Phoenix International Corporation (Phoenix), a wholly owned subsidiary of Deere & Company. John Deere Special Technologies Group, Inc., our largest shareholder, is also a subsidiary of Deere & Company. Payments by the Company to Phoenix totaled approximately $9,376,000 during the Company’s fiscal year ended September 30, 2005 and $4,401,000 during the fiscal year ended September 30, 2004. All transactions between Phoenix and the Company have been and will be on terms negotiated at “arms length.” The net amount payable to Phoenix on September 30, 2005 was $451,000, compared to $469,000 on September 30, 2004. The Company ceased purchasing hardware components from Phoenix on October 31, 2005.
Note 11. Subsequent Events (unaudited)
On December 16, 2005 the Company amended its existing revolving credit facility with Silicon Valley Bank increasing the size of the facility to $5 million from its previous level of $2 million. Advances under the line of credit accrue interest at the prime rate. The line is subject to borrowing base requirements and is collateralized by substantially all the assets of the Company. The Company is required to meet a quick ratio level of no less than 1:1 under this agreement. Under this amendment, all amounts owed under this line of credit must be repaid not later than December 15, 2007.

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
We have adopted a Code of Ethics applicable to our principal executive, financial and accounting officers. The Code is filed as Exhibit 14 to our report on Form 10KSB for fiscal 2004 and will be provided without charge, upon request, to any person.
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
Item 13. Exhibits and Reports on Form 8-K
     Reports on Form 8-K
     None

Exhibits

Exhibit
No.	Description of Exhibits
3.1	Restated Articles of Incorporation, as amended (1)
3.2	Bylaws (1)
3.3	Amended and Restated Bylaws, effective February 26, 2002 (12)
4.1	Form of certificate representing the Common Stock (1)
4.2	Certificate of Designation of Preferences of Series B Preferred Stock (17)
4.3	Form of Trident Warrants (17)
4.4	Form of Cherry Tree Warrants (17)
4.5	Certificate of Designation (21)
4.6	Form of Trident Warrants (21) The Company issued 5 warrants which are identical except as to holder and number of shares. The holders and their respective share amounts are as follows:

Holder	Number of Warrant Shares
Trident Capital Fund-V, L.P.	335,939
Trident Capital Fund-V Affiliates Fund, L.P.	1,953
Trident Capital Fund-V Affiliates Fund (Q), L.P.	1,863
Trident Capital Fund-V Principals Fund, L.P.	9,723
Trident Capital Parallel Fund-V, C.V.	25,522

9.0	Voting Agreement (17)
9.1	Amended and Restated Voting Agreement (21)
10.1	Lease (for Office and Manufacturing Facilities), dated September 11, 1986, Letter Agreement and Amendment No. 1 to lease dated July 10, 1992, and Amendment No. 2 to Lease (1)
10.2	Agreements with Dennis R. Johnson regarding employment (1)
10.3	Agreements with William P. Flies regarding employment (1)
10.4	1991 Long-Term Incentive and Stock Option Plan, as amended by the Board of Directors in May 1997 subject to ratification by the shareholders
10.5	Purchase Agreement with Ryder Dedicated Logistics, Inc. dated December 31, 1994, with supplemental agreement dated September 1, 1995 (2)
10.7	Lease dated December 26, 1996 with Hoyt Properties, Inc. for new corporate headquarters (3)
10.8	Letter of Agreement with William Callahan regarding compensation (4)
10.9	Credit Agreement with Norwest Business Credit, Inc., dated October 23, 1998 and Amendments dated November 30, 1998 and January 8, 1999 (5)
10.10	Master Security Agreement and Promissory Note with GE Capital Corporation Commercial Asset Funding, dated August 6, 1998 (5)
10.11	Separation Agreement with Dennis R. Johnson (6)
10.12	Separation Agreement with William Callahan (6)
10.13	Amendment to Credit Agreement with Norwest Bank dated December 1, 1999 (6)
10.14	Sublease Agreement with Kavoras, Inc. dated September 1, 1999 (6)
10.15	Stock Purchase Agreement with JDSTG, dated August 30, 2000 (7)
10.16	Registration Rights Agreement with JDSTG dated August 30, 2000 (7)
10.17	Amendment No. 1, dated October 31, 2000, to Stock Purchase Agreement with JDSTG (9)
10.18	Side Agreement with JDSTG dated December 28, 2000 (8)
10.19	Employment Agreement dated October 1, 2000 with William P. Flies, Chief Executive Officer (10)
10.20	Employment Agreement dated January 15, 2001 with John G. Lewis, Chief Financial Officer (10)

Holder	Number of Warrant Shares
10.21	Employment Agreement dated October 1, 2000 with Thomas N. Flies, Senior Vice President of Product Development (10)
10.22	Employment Agreement dated October 1, 2000 with Joel G. Jorgenson, Senior Vice President of Sales (10)
10.23	Employment Agreement dated February 5, 2001 with J. Perry McGahan, Vice President of Software Engineering (11)
10.24	Employment Agreement dated February 20, 2002 with Craig S. Fawcett, Chief Executive Officer (12)
10.25	Financing Agreement and Revolving Note with Itasca Business Credit, Inc. dated December 23, 2002 (13)
10.26	Form of Warrant issued to directors as equity compensation (13), (14)
10.27	Employment Agreement dated October 1, 2002 with William P. Flies, Chief Technical Officer (15)
10.28	First Lease Amendment dated May 5, 2003 which amends Lease dated December 27, 1996 with Hoyt Properties for Burnsville, Minnesota corporate headquarters (15)
10.29	Separation Agreement and Release dated June 11, 2003 with William P. Flies, Chief Technical Officer (16)
10.30	Trident Investor Indemnification Agreement (17)
10.31	Trident Director Indemnification Agreement (17)
10.32	Common Stock Warrant and Series B Preferred Stock Purchase Agreement (17)
10.33	First Amendment to Financing Agreement and Restated Revolving Note with Itasca Business Credit, Inc.
10.34	Amended Restricted Stock Award Agreement (18)
10.35	Loan and Security Agreement with Silicon Valley Bank
10.36	Form of Directors’ Restricted Stock Award Agreement (19) An award in this form was granted to each director of the company.
10.37	Ties restricted stock award (20)
10.38	Ties change of control agreement (20)
10.39	Common stock warrant & Series C Preferred Stock Purchase Agreement (21)
The Schedule of Exceptions to Representations, Warranties, and Covenants of the Company has been omitted, but will be provided to the Commissioner upon request.
10.40	First Amendment to Loan and Security Agreement dated December 16, 2005 with Silicon Valley Bank*
11	Computation of Earnings Per Share*
14	Amended Code Of Ethics For Principal Executive Officer And Senior Financial Officers (22)
23	Consent of Grant Thornton LLP, independent registered public accounting firm*
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
99.1	Fiscal Year 2005 Definitive Proxy Materials (portions of which are incorporated herein by reference) (23)

*	Filed herewith

(1)	Incorporated by reference to exhibit filed as a part of Registration Statement on Form S-2 (Commission File No. 33-98932).

(2)	Incorporated by reference to exhibit filed as a part of Report on Form 10-QSB for the fiscal quarter ended March 31, 1995. Certain segments have been granted confidential treatment.

(3)	Incorporated by reference to exhibit filed as a part of Report on Form 10-QSB for the fiscal quarter ended March 31, 1997.

(4)	Incorporated by reference to exhibit filed as a part of Report on Form 10-KSB for fiscal year ended September 30, 1997.

(5)	Incorporated by reference to exhibit filed as a part of Report on Form 10-KSB for fiscal year ended September 30, 1998.

(6)	Incorporated by reference to exhibit filed as a part of Report on Form 10-KSB for fiscal year ended September 30, 1999.

(7)	Incorporated by reference to exhibit filed as a part of Report on Form 8-K on September 7, 2000.

(8)	Incorporated by reference to exhibit filed as a part of Report on Form 10-KSB for the fiscal year ended September 30, 2000.

(9)	Incorporated by reference to exhibit filed as a part of Report on Form 8-K on November 2, 2000.

(10)	Incorporated by reference to exhibit filed as part of Report on Form 10-QSB for the fiscal quarter ended December 31, 2000.

(11)	Incorporated by reference to exhibit filed as part of Report on Form 10-QSB for the fiscal quarter ended March 31, 2001.

(12)	Incorporated by reference to exhibit filed as part of Report on Form 10-QSB for the fiscal quarter ended March 31, 2002.

(13)	Incorporated by reference to exhibit filed as part of Report on Form 10-KSB for the fiscal year ended September 30, 2002.

(14)	Warrants substantially identical to the warrant filed as Exhibit 10.26 have been issued and are outstanding as follows:

Holder	Date of Issuance	Exercise Price	Number of Shares
Richard Bogen	5/14/00	4.50	5,000
Stephen Lawrence	9/17/01	3.69	10,000

(15)	Incorporated by reference to exhibit filed as part of Report on Form 10-QSB for the fiscal quarter ended March 31, 2003.

(16)	Incorporated by reference to exhibit filed as part of Report on Form 10-QSB for the fiscal quarter ended June 30, 2003.

(17)	Incorporated by reference to exhibit filed as part of Report on Form 8-K on December 9, 2003.

(18)	Form of Amended Restricted Stock Award Agreement for awards granted to Craig S. Fawcett, John G. Lewis, Peter A. Thayer, Mark W. Engel and Thomas N. Flies. The award agreements are identical for each individual except for name, dates and number of shares. Incorporated by reference to exhibit file as part of Report on Form 10-KSB for the fiscal year ended September 30, 2004.

(19)	Incorporated by reference to exhibit filed as part of Report on Form 8-K on February 18, 2005.

(20)	Incorporated by reference to exhibit filed as part of Report on Form 8-K on April 12, 2005.

(21)	Incorporated by reference to exhibit filed as part of Report on Form 8-K on September 22, 2005.

(22)	Incorporated by reference to exhibit filed as part of Report on Form 10-KSB for the fiscal year ended September 30, 2004

(23)	To be filed in definitive form not later than January 14, 2006
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

XATA CORPORATION
Dated: December 22, 2005	By:	/s/ Craig S. Fawcett
Craig S. Fawcett, Chairman and Chief Executive Officer (Principal executive officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Dated: December 22, 2005	By:	/s/ Richard L. Bogen
Richard L. Bogen, Director

Dated: December 22, 2005	By:	/s/ Craig S. Fawcett
Craig S. Fawcett, Chairman and Chief Executive Officer

Dated: December 22, 2005	By:	/s/ Carl M. Fredericks
Carl M. Fredericks, Director

Dated: December 22, 2005	By:	/s/ Roger W. Kleppe
Roger W. Kleppe, Director

Dated: December 22, 2005	By:	/s/ Stephen A. Lawrence
Stephen A. Lawrence, Director

Dated: December 22, 2005	By:	/s/ Mark E. Ties
Mark E. Ties, Chief Financial Officer (Principal
accounting and financial officer)

Dated: December 22, 2005	By:	/s/ Christopher P. Marshall
Christopher P. Marshall, Director

Dated: December 22, 2005	By:	/s/ Charles R. Stamp, Jr.
Charles R. Stamp, Jr., Director

INDEX TO EXHIBITS

Index
Number	Description

10.40	First Amendment to Loan and Security Agreement dated December 16, 2005 with Silicon Valley Bank

11	Earnings per share

23	Consent of Grant Thornton LLP, independent registered public accounting firm*

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002