Form 10KSB/A
period 2005-09-30
XATA CORP /MN/
filed 2005-12-29
CIK 854398

Form 10-KSB/A
AMENDMENT NO. 1
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

Page
EXPLANATORY NOTE	1

PART II

Item 7. Financial Statements	1

SIGNATURES

EXHIBIT INDEX
Consent of Grant Thornton LLP
Certification Pursuant to Section 302
Certification Pursuant to Section 302
Certification Pursuant to Section 906
Certification Pursuant to Section 906

Explanatory Note
This Amendment No. 1 to the Annual Report on Form 10-KSB of XATA Corporation (the “Company”) amends the Company’s Annual Report on Form 10-KSB for the fiscal year ended September 30, 2005, originally filed with the Securities and Exchange Commission (the “SEC”) on December 22, 2005 (the “Original Filing”).
The Company is filing this Amendment No. 1 solely to correct the Statements of Cash Flows on Page F-5 of the Financial Statements. The numbers reported were correct, but the brackets (indicating cash used) were missing from some of the numbers. We are filing the entire Financial Statements with this Amendment No. 1, the Consent of Grant Thornton LLP as Exhibit 23, and in connection with the filing of this Amendment No. 1 and pursuant to the rules of the SEC, the Company is including currently dated certifications as Exhibits 31.1, 31.2, 32.1, and 32.2.
Except as described above, no other changes have been made to the Original Filing. This Amendment No. 1 does not amend or update any other information set forth in the Original Filing, and the Company has not updated disclosures contained therein to reflect any events that occurred at a date subsequent to the filing of the Original Filing.
PART II
Item 7. Financial Statements

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

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

XATA CORPORATION
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
YEARS ENDED SEPTEMBER 30, 2005 AND 2004

			Series B		Series C		Additional	Deferred
	Common Stock		Preferred Stock		Preferred Stock		Paid-In	Stock-Based	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Compensation	Deficit	Total

Balance, September 30, 2003	6,938,575	$69,386	—	$—	—	$—	$17,767,539	$—	$(15,802,879)	$2,034,046
Common stock issued on exercise of options	147,220	1,472	—	—	—	—	418,329	—	—	419,801
Common stock issued on exercise of warrants	28,470	285	—	—	—	—	34,512	—	—	34,797
Issuance of restricted shares of common stock	139,520	1,395	—	—	—	—	601,815	(603,210)	—	—
Amortization of deferred stock based compensation	—	—	—	—	—	—	—	104,747	—	104,747
Issuance of common stock warrants	—	—	—	—	—	—	25,000	—	—	25,000
Issuance of preferred stock and warrants	—	—	1,612,903	3,115,398	—	—	651,765	—	—	3,767,163
Preferred stock dividends	—	—	30,401	77,222	—	—	—	—	(135,851)	(58,629)
Preferred stock deemed dividends	—	—	—	729,912	—	—	—	—	(729,912)	—
Net loss	—	—	—	—	—	—	—	—	(1,190,964)	(1,190,964)

Balance, September 30, 2004	7,253,785	$72,538	1,643,304	$3,922,532	—	$—	$19,498,960	$(498,463)	$(17,859,606)	$5,135,961

Common stock issued on exercise of options	117,884	1,178	—	—	—	—	403,720		—	404,898
Common stock issued on exercise of warrants	55	—	—	—	—	—	—		—	—
Issuance of restricted shares of common stock	197,100	1,971	—	—	—	—	1,016,263	(1,018,234)	—	—
Amortization of deferred stock based compensation	—	—	—	—	—	—	—	434,973	—	434,973
Elimination of deferred compensation related to terminated employees	—	—	—	—	—	—	(74,527)	74,527	—	—
Forfeiture of restricted shares of common stock	(19,644)	(196)	—	—	—	—	196	—	—	—
Issuance of common stock warrants	—	—	—	—	—	—	25,000	—	—	25,000
Issuance of preferred stock and warrants	—	—	—	—	1,269,036	4,426,391	588,777	—	—	5,015,168
Preferred stock dividends	—	—	66,756	169,561	—	—	—	—	(169,004)	557
Preferred stock deemed dividends	—	—	—	167,742	—	418,782	—	—	(586,524)	—
Net loss	—	—	—	—	—	—	—	—	(5,980,237)	(5,980,237)

Balance, September 30, 2005	7,549,180	$75,491	1,710,060	$4,259,835	1,269,036	$4,845,173	$21,458,389	$(1,007,197)	$(24,595,371)	$5,036,320

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

XATA CORPORATION
STATEMENTS OF CASH FLOWS

	Years Ended September 30,
	2005	2004
Cash provided by (used in) operating activities
Net loss	$(5,980,237)	$(1,190,964)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization of equipment and leasehold improvements	265,988	182,431
Amortization of capitalized software development costs	—	1,319,190
Deferred compensation recognized	434,973	104,747
Issuance of warrants for services rendered	25,000	25,000
Changes in assets and liabilities:
Accounts receivable, net	(2,310,699)	(1,961,894)
Inventories	(190,507)	(123,881)
Deferred product costs	(4,858,307)	(509,149)
Prepaid expenses	27,213	(107,786)
Accounts payable	652,975	271,757
Accrued expenses	578,513	739,212
Deferred revenue	6,949,995	2,413,347

Net cash provided by (used in) operating activities	(4,405,093)	1,162,010

Cash provided by (used in) investing activities
Purchase of equipment	(610,366)	(219,035)
Additions to software development costs	(284,731)	—
Purchases of short-term investments	—	(3,989,802)
Sales of short-term investments	3,989,802	—

Net cash provided by (used in) investing activities	3,094,705	(4,208,837)

Cash provided by (used in) financing activities
Net borrowings (payments) on bank line of credit	1,281,992	(274,176)
Payments on long-term debt	(251,372)	(175,817)
Net proceeds from issuance of preferred stock and warrants	5,015,168	3,767,163
Proceeds from options and warrants exercised	404,898	454,598

Net cash provided by financing activities	6,450,686	3,771,768

Increase in cash and cash equivalents	5,140,298	724,941

Cash and cash equivalents
Beginning	1,332,695	607,754

Ending	$6,472,993	$1,332,695

Supplemental disclosures of cash flow information
Cash payments for interest	$31,031	$77,350

Supplemental schedule of noncash investing and financing activities
Restricted stock	$1,018,234	$603,210
Preferred stock deemed dividends	$586,524	$729,912
Deferred compensation for terminated employees	$74,527	$—
Forfeitures of restricted stock	$196	$—

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

XATA Corporation
NOTES TO FINANCIAL STATEMENTS
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
NOTES TO FINANCIAL STATEMENTS
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
NOTES TO FINANCIAL STATEMENTS
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
NOTES TO FINANCIAL STATEMENTS
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
NOTES TO FINANCIAL STATEMENTS
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
NOTES TO FINANCIAL STATEMENTS
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
NOTES TO FINANCIAL STATEMENTS
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
NOTES TO FINANCIAL STATEMENTS
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
NOTES TO FINANCIAL STATEMENTS
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

As of September 30, 2005, the Company had federal net operating loss carryforwards and research and development credit carryforwards of approximately $21.3 million and $1.2 million, respectively, which begin to expire in 2009 through 2025. The carryforwards may be subject to annual use limitations in accordance with the provisions of Section 382 of the Internal Revenue Code. Included in the net operating loss carryforwards is approximately $303,000 related to stock options, which currently have a full valuation allowance, and when realized for financial statement purposes will not result in a reduction in income tax expense. Rather, the benefit will be recorded as an increase to additional paid-in capital.
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

XATA Corporation
NOTES TO FINANCIAL STATEMENTS
Note 8. Commitments, continued
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

XATA Corporation
NOTES TO FINANCIAL STATEMENTS
Note 9. Shareholder’s Equity, continued
In fiscal 2005 and 2004, the Company issued 66,756 and 30,401 shares, respectively, of Series B Preferred Stock to Trident for payment of accrued dividends. Based on the market value of the Company’s common stock on the date of the dividend payment, the payment of the dividend in additional shares of Series B Preferred Stock resulted in a non-cash deemed dividend of $167,742 and $100,931 in fiscal 2005 and 2004, respectively.
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
Series C
In August 2005, the Company’s Board of Directors authorized the sale of up to 1,400,000 shares of Series C Preferred Stock through a private placement. Pursuant to a Stock Purchase Agreement entered into in September 2005 with Trident the Company sold 1,269,036 shares of Series C Preferred Stock for $5,000,000, or $3.94 per share. Each share of the Series C Preferred Stock is convertible into one share of the Company’s common stock. The price per share of Series C Preferred Stock and the conversion price for the common stock is equal to the “market value” of the common stock (as defined in the rules of

XATA Corporation
NOTES TO FINANCIAL STATEMENTS
Note 9. Shareholder’s Equity, continued
the Nasdaq Stock Market) on the date of execution of the definitive agreements. The Series C Preferred Stock does not pay a dividend, unless the Company declines to redeem the stock upon demand of the holders after an Acceleration Event (as defined in the Certificate of Designation of the Series C Preferred Stock). In that case, the Series C Preferred Stock pays an annual cumulative dividend of 4% of the original issue price (payable in cash). The Series C Preferred Stock has a non-participating liquidation right equal to the original issue price, plus accrued unpaid dividends which are senior to our Common Stock and junior to the Series B Convertible Preferred Stock. The Company may redeem the Series C Preferred Stock at its option after five (5) years from the date of issuance at the original issue price, plus accrued unpaid dividends, if the market value of the common stock is at least three (3) times the then effective conversion price for a specified period.
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

XATA Corporation
NOTES TO FINANCIAL STATEMENTS
Note 9. Shareholders’ Equity, continued
The following tables summarize information relating to outstanding stock options as of September 30, 2005 and 2004:

	2005		2004
		Weighted-		Weighted-
		Average		Average
	Shares	Exercise Price	Shares	Exercise Price
Options outstanding at beginning of year	689,788	$3.76	828,115	$3.56
Options granted	25,000	5.23	28,000	3.96
Options exercised	(117,884)	3.43	(147,220)	2.85
Options canceled	(39,351)	4.48	(19,107)	2.62

Options outstanding at end of year	557,553	$3.84	689,788	$3.76

	Options Outstanding			Options Exercisable
		Weighted-
	Number	Average		Number
	Outstanding at	Remaining	Weighted	Exercisable at	Weighted
	September 30,	Contractual	Average	September 30,	Average
Range of exercise price	2005	Life (Years)	Exercise Price	2005	Exercise Price
$2.38 - $3.25	128,350	0.69	$3.02	128,350	$3.02
$3.30 - $4.00	221,097	1.65	3.73	188,698	3.72
$4.13 - $5.23	208,106	1.81	4.46	201,237	4.47

	557,553	1.49	$3.84	518,285	$3.84

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
NOTES TO FINANCIAL STATEMENTS
Note 9. Shareholders’ Equity, continued
Common stock warrants
The Company has, on occasion, issued warrants for the purchase of common stock to directors, consultants and placement agents. Compensation expense associated with the warrants has not been material.
The following tables summarize information relating to outstanding stock warrant as of September 30, 2005 and 2004:

		Weighed-Average	Weighted Average
Date	Warrants Outstanding	Exercise Price	Remaining Life
September 30, 2005	1,019,026	$3.43	3.83 years
September 30, 2004	639,105	$3.10	4.13 years
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

XATA CORPORATION
Dated: December 29, 2005	By:	/s/ Craig S. Fawcett
Craig S. Fawcett, Chairman and Chief Executive Officer (Principal executive officer)

Dated: December 29, 2005	By:	/s/ Mark E. Ties
Mark E. Ties, Chief Financial Officer
(Principal accounting and financial officer)

INDEX TO EXHIBITS

Index
Number	Description

23	Consent of Grant Thornton LLP, independent registered public accounting firm

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002