Form 10QSB
period 2005-12-31
XATA CORP /MN/
filed 2006-02-08
CIK 854398

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-QSB

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended December 31, 2005 or

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
Yes  ☐     No  ☑
APPLICABLE ONLY TO CORPORATE ISSUERS:
As of February 6, 2006, the following securities of the Registrant were outstanding: 7,611,797 shares of Common Stock, $.01 par value per share, 1,744,355 shares of Series B Preferred Stock and 1,269,036 shares of Series C Preferred Stock.

XATA Corporation
Index

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

XATA CORPORATION
BALANCE SHEETS
(Unaudited)

	December 31,	September 30,
	2005	2005
ASSETS
Current Assets
Cash and cash equivalents	$5,216,483	$6,472,993
Accounts receivable, less allowances for doubtful accounts and sales returns of $345,000 and $315,000	4,975,564	7,811,531
Inventories	4,043,365	1,257,541
Deferred product costs	4,093,738	4,671,386
Prepaid expenses	225,459	203,596

Total current assets	18,554,609	20,417,047

Equipment and leasehold improvements, net	1,777,193	1,085,139
Deferred product costs, net of current portion	1,139,124	1,001,481

Total assets	$21,470,926	$22,503,667

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Bank line of credit	$2,000,000	$1,800,000
Capital lease obligations	59,598	—
Accounts payable	1,494,221	2,386,907
Accrued expenses	2,299,658	2,170,764
Deferred revenue	7,252,122	7,774,293

Total current liabilities	13,105,599	14,131,964

Capital Lease Obligations, net of current portion	128,428	—
Deferred Revenue, net of current portion	3,672,029	3,335,383

Total liabilities	16,906,056	17,467,347

Shareholders’ Equity
Preferred stock, no par, 5,000,000 shares authorized:
Series B, 4% convertible, 2,250,000 shares designated; 1,744,355 and 1,710,060 shares issued and outstanding	4,398,385	4,259,835
Series C, convertible, 1,400,000 shares designated; 1,269,036 shares issued and outstanding	4,845,173	4,845,173
Common stock, par value $0.01 per share; 25,000,000 shares authorized; 7,583,247 and 7,549,180 shares issued and outstanding	75,832	75,491
Additional paid-in capital	21,559,318	21,458,389
Deferred stock based compensation	(874,146)	(1,007,197)
Accumulated deficit	(25,439,692)	(24,595,371)

Total shareholders’ equity	4,564,870	5,036,320

Total liabilities and shareholders’ equity	$21,470,926	$22,503,667

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

XATA Corporation
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	December 31,
	2005	2004

Net sales	$6,423,182	$4,538,349

Costs and expenses
Cost of goods sold	4,612,495	3,061,754
Selling, general and administrative	1,840,782	1,490,495
Research and development	726,669	996,404

	7,179,946	5,548,653

Operating loss	(756,764)	(1,010,304)

Non-operating income (expense)
Interest income (expense)	7,650	13,673
Other	—	2,791

	7,650	16,464

Net loss before income tax expense	(749,114)	(993,840)

Income tax expense	—	—

Net loss	(749,114)	(993,840)

Preferred stock dividends	(43,765)	(40,369)
Preferred stock deemed dividend	(51,442)	(110,202)

Loss to common shareholders	$(844,321)	$(1,144,411)

Loss per common share — basic and diluted:
Loss to common shareholders	$(0.12)	$(0.16)

Weighted average common and common share equivalents
Basic and Diluted	7,301,442	7,130,558

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

XATA Corporation
STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	December 31,
	2005	2004

Cash provided by (used in) operating activities
Net loss	$(749,114)	$(993,840)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization of equipment and leasehold improvements	74,195	51,458
Issuance of warrants for services rendered	—	25,000
Deferred compensation recognized	120,470	50,268
Changes in assets and liabilities:
Accounts receivable, net	2,835,967	2,009,177
Inventories	(2,785,824)	98,858
Deferred product costs	440,005	(655,571)
Prepaid expenses	(21,863)	41,827
Accounts payable	(892,686)	(655,326)
Accrued expenses	172,237	(441,040)
Deferred revenue	(185,525)	2,229,720

Net cash provided by (used in) operating activities	(992,138)	1,760,531

Cash used in investing activities
Purchase of equipment	(217,139)	(327,438)
Additions to software development costs	(343,796)	—
Purchases of short-term investments	—	(245,978)

Net cash used in investing activities	(560,935)	(573,416)

Cash (used in) provided by financing activities
Net borrowings (payments) on bank line of credit	200,000	(518,008)
Payments on long-term debt	—	(251,372)
Net borrowings (payments) on capital lease obligations	(17,288)	—
Proceeds from options and warrants exercised	113,851	95,505

Net cash (used in) provided by financing activities	296,563	(673,875)

(Decrease) increase in cash and cash equivalents	(1,256,510)	513,240

Cash and cash equivalents
Beginning	6,472,993	1,332,695

Ending	$5,216,483	$1,845,935

Supplemental disclosures of cash flow information
Cash payments for interest	$40,193	$9,854

Supplemental schedule of noncash investing and financing activities
Issuance of restricted stock	$63,750	$—
Preferred stock deemed dividends	51,442	110,202
Deferred compensation for terminated employees	76,331	—
Preferred stock dividend payable	43,343	44,711
Preferred stock dividend paid	87,108	85,080
Equipment purchased under capital lease	205,314	—

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

NOTES TO FINANCIAL STATEMENTS
Note 1. Significant Accounting Policies
Presentation
The accompanying financial statements were prepared by the Company, without an audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes the disclosures made herein are adequate to make the information presented not misleading.
In the opinion of management, the financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to fairly present the financial condition, results of operations, and cash flows for the periods presented. Results of operations for the periods presented are not necessarily indicative of results to be expected for any other interim period or for the full year. These financial statements should be read in conjunction with the Company’s financial statements and notes thereto in its Form 10-KSB for the year ended September 30, 2005 and Annual Report to Shareholders filed with the SEC.
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
Hardware and software revenue is recognized under SOP 97-2 and SAB 104 when (i) persuasive evidence of an arrangement exists (for example a signed agreement or purchase order), (ii) delivery has occurred, as evidenced by shipping documents or customer acceptance, (iii) the fee is fixed or determinable and payable within twelve months, and (iv) collectibility is probable and supported by credit checks or past payment history. Pursuant to certain contractual arrangements, revenues are recognized for completed systems held at the Company’s warehouse pending the receipt of delivery instructions from the customer. As of December 31, 2005 and September 30, 2005, the Company had approximately $20,000 and $20,000, respectively, of systems on hand that had been billed to those customers awaiting specific delivery instructions.
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
Concentration of Credit Risk
Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of cash equivalents and accounts receivable. The Company’s cash equivalents and consist of checking and money market accounts, which, at times, exceed federally, insured limits. The Company has not experienced any losses in such accounts. The Company sells its products and services primarily to companies in the United States and Canada. The Company does not require collateral or other security to support accounts receivable. Accounts receivable are typically due from customers within 30 days and are stated at amounts due from customers net of an allowance for doubtful accounts and sales returns. Accounts outstanding longer than the contractual payment terms are considered past due. To reduce credit risk, management performs ongoing evaluations of its customers’ financial condition. The Company determines its allowance for doubtful accounts based upon a number of factors, including the length of time trade receivables are past due, the Company’s previous loss history, the customer’s current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole. Unexpected or significant future changes in trends could result in a material impact to future statements of operations or cash flows. The Company determines its allowance for sales returns by considering several factors, including history of prior sales credits issued. The Company regularly assesses the allowance for sales returns and increases it as needed. The provision for doubtful accounts is recorded as a charge to operating expenses while the provision for sales returns is recognized as a reduction of revenues.
Fair Value of Financial Instruments
The carrying amounts of cash and cash equivalents, accounts receivable, and accounts payable approximate fair value because of their short-term maturities. At December 31, 2005, the Company has $2,000,000 outstanding under its $5,000,000 revolving credit facility with Silicon Valley Bank. The carrying amount of these borrowings approximates fair value as the rate of interest on the revolving credit facility approximates the current market rate of interest for similar instruments with a comparable maturity.
Inventories
Inventories consist of parts and accessories and finished goods, and are stated at the lower of cost or market. Cost is determined on the standard cost method, which approximates the first-in, first-out method.

Inventories consist of:

	December 31,	September 30,
	2005	2005
Raw materials and subassemblies	$2,229,153	$686,443
Finished goods	1,814,213	571,098

Total inventories	$4,043,365	$1,257,541

Equipment and Leasehold Improvements
Equipment is stated at cost and depreciated using the straight-line method over estimated useful lives of approximately three to seven years. Leasehold improvements are amortized over the shorter of the lease term or their estimated useful lives (three to fifteen years).
Equipment and leasehold improvements consist of:

	December 31,	September 30,
	2005	2005
Office furniture and equipment	$2,028,043	$1,661,512
Engineering and manufacturing equipment	535,297	453,789
Capitalized software development costs	628,527	284,731
Leasehold improvements	33,813	59,399

	3,225,680	2,459,431

Less: accumulated depreciation and amortization	(1,448,487)	(1,374,292)

Equipment and leasehold improvements, net	$1,777,193	$1,085,139

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
At December 31, 2005 and September 30, 2005, the Company had an accrual for product warranties of approximately $1,285,000 and $800,000, respectively.

Shipping and Handling Costs
Shipping and handling costs, which are classified as a component of cost of goods sold, were approximately $77,000 and $66,000 in the quarters ended December 31, 2005 and 2004, respectively. Customer billings related to shipping and handling fees are reported as net sales.
Advertising Costs
All advertising costs are expensed as incurred. Advertising costs, which are included in selling, general and administrative expenses, were approximately $48,000 and $67,000 in the quarters ended December 31, 2005 and 2004, respectively. Advertising costs consist primarily of ad campaigns, catalog brochures, promotional items and trade show expenses.
Research and Development Costs
Certain research and development expenses are charged to expense as incurred. Such expenses include product development costs and costs related to the Company’s internally developed software systems, which have not met the capitalization criteria of Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use (SOP 98-1). During the quarter ended December 31, 2005 $343,796 of research and development costs were capitalized in accordance with Statement of Financial Accounting Standards (SFAS No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed. During the quarter ended December 31, 2004 no research and development costs were capitalized in accordance with SFAS No. 86.
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
Stock-Based Compensation
The Company applies Accounting Principles Board (APB) Opinion 25, Accounting for Stock Issued to Employees, and related Interpretations in accounting for its plan. Under this method, compensation expense is recognized for the amount by which the market price of the common stock on the date of grant exceeds the exercise price of an option. No compensation costs related to stock option grants have been recognized in the consolidated Statements of Operations. The following table illustrates the effect on net loss if the Company had applied the fair value recognition provisions of SFAS No.123, Accounting for Stock-Based Compensation.

	Three Months Ended
	December 31,
	2005	2004
Net loss to common shareholders, as reported	$(844,321)	$(1,144,411)
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	—	(40,000)

Pro forma net loss	$(844,321)	$(1,184,411)

Basic and diluted net loss to common shareholders per common share
As reported	$(0.12)	$(0.16)
Pro forma	(0.12)	(0.17)
Reclassifications
Certain reclassifications have been made to the quarter ended December 31, 2004 financial statement presentation to conform to the quarter ended December 31, 2005 presentation. These reclassifications had no effect on net loss to common shareholders or shareholders’ equity.
Recently Issued Accounting Standards
Share-Based Payment (Statement 123)
In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (revised 2004), Shared-Based Payment, (Statement 123 (R)) which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation (Statement 123 (R)). Statement 123(R) supersedes ABP Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. Generally the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure will no longer be an alternative. The provisions in Statement 123(R) are effective for all stock options or other equity-based awards to employees or directors that vest or become exercisable in the Company’s first quarter of fiscal 2007. The Company will adopt Statement 123(R) at that time and report its first fiscal quarter of 2007 in accordance with the new standard. The adoption of Statement 123(R) is not expected to have a material effect on the Company’s results of operations.
Accounting Changes and Error Corrections (Statement 154)
In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and SFAS No. 3, as part of its short-term convergence project with the International Accounting Standards Board. Statement 154 requires that all voluntary changes in accounting principles and changes required by a new accounting pronouncement that do not include specific transition provisions be applied retrospectively to prior periods’ financial statements, unless it is impractical to do so. Opinion 20, Accounting Changes, required that most voluntary changes in accounting principle be recognized by including the cumulative effect of changing to the new accounting principle as a component of net income in the period of the change. Statement 154 is effective prospectively for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Statement 154 does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase as of the effective date of the Statement.

Exchange of Nonmonetary Assets (Statement 153)
In December 2004, the FASB issued SFAS 153, Exchange of Nonmonetary Assets, an amendment of APB Opinion No. 29. This Statement is effective for any nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. This Statement eliminates the exception for exchange transactions that do not have commercial substance – that is, transactions that are not expected to result in significant changes in the cash flows of the reporting entity. The Company has not yet determined what impact, if any, this Statement will have on its financial statements.
Note 2. Commitments
Leases
The Company leases its office, warehouse, and certain office equipment under noncancelable operating leases. The facility lease requires that the Company pay a portion of the real estate taxes, maintenance, utilities and insurance.
Rental expense, including common area costs and net of rental income, was approximately $63,000 and $63,000 for the quarters ended December 31, 2005 and 2004.
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
401(k) Plan
The Company has a 401(k) plan covering substantially all employees and the plan is operated on a calendar year basis. The Company provides an employer matching contribution equal to 50% of an employee’s contribution for employee deferrals of up to 6% of their compensation. Matching contributions for the quarters ended December 31, 2005 and 2004 totaled $15,000 and $16,000.
Note 3. Bank Line of Credit
On December 17, 2004 we established a $2.0 million line of credit with Silicon Valley Bank. Advances under the line of credit accrue interest at the prime rate, which was 7.25% as of December 31, 2005. On December 16, 2005 the Company amended this debt facility and increased the size of the facility to $5.0 million. The line is subject to borrowing base requirements and is collateralized by substantially all the assets of the Company. The Company is required to meet a quick ratio level of no less than 1:1 under this agreement. All amounts owed under this line of credit must be repaid not later than December 15, 2007.
Note 4. Net Loss Per Share
Basic net loss per share is computed based on the weighted average number of common shares outstanding by dividing net loss applicable to common shareholders by the weighted average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur if securities or other obligations to issue common stock such as options, warrants or convertible preferred stock, were exercised or converted into common stock that then shared in the earnings of the Company. For all periods presented, diluted net loss per share is equal to basic net loss per share because the effect of including such securities or obligations would have been antidilutive.
The following table presents a reconciliation of the numerators and denominators of basic and diluted loss per share for the quarters ended December 31, 2005 and 2004:

	2005	2004
Net loss	$(749,114)	$(993,840)
Less: preferred stock dividend	(43,765)	(40,369)
Less: preferred stock deemed dividend	(51,442)	(110,202)

Net loss to common shareholders	(844,321)	(1,144,411)

Weighted average shares outstanding	7,301,442	7,130,558

Basic and diluted loss per share	$(0.12)	$(0.16)

At December 31, 2005 and 2004, the Company had options and warrants outstanding to purchase a total of 1,528,779 and 1,299,393 shares of common stock, at a weighted-average exercise price of $3.58 and $3.49 respectively. Because the Company incurred net losses in the quarters ended December 31, 2005 and 2004, the inclusion of potential common shares in the calculation of diluted net loss per common share would have an antidilutive effect. Therefore, basic and diluted net loss per common share amounts are the same in the quarters ended December 31, 2005 and 2004.
Note 5. Shareholders’ Equity
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
Series B
In December 2003, the Company’s Board of Directors authorized the sale of up to 1,700,000 shares of Series B Preferred Stock through a private placement. On December 6, 2003, pursuant to a Stock Purchase Agreement entered into with Trident Capital, Inc. and its affiliates (collectively, “Trident”) the Company sold 1,612,903 shares of Series B Preferred Stock for $4,096,774, or $2.54 per share. Each share of the Preferred Stock is convertible into one share of the Company’s common stock. The price per share of the Series B Preferred Stock and the conversion price for the common stock were equal to the “market value” of the common stock (as defined in the rules of the Nasdaq Stock Market) on the date of execution of the definitive agreements. The Series B Preferred Stock pays an annual cumulative dividend of 4% of the original issue price (payable semi-annually). The dividend is payable in additional shares of Series B Preferred Stock rather than cash, at the option of the holders and has a non-participating preferred liquidation right equal to the original issue price, plus accrued unpaid dividends.

For the quarters ended December 31, 2005 and 2004, the Company issued 34,295 and 33,496 shares, respectively, of Series B Preferred Stock to Trident for payment of accrued dividends. Based on the market value of the Company’s common stock on the date of the dividend payment, the payment of the dividend in additional shares of Series B Preferred Stock resulted in a non-cash deemed dividend of $51,442 and $110,202, for the quarters ended December 31, 2005 and 2004, respectively.
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
In connection with this transaction, the Company recognized a one-time, non-cash deemed dividend of $628,982 relating to the beneficial conversion portion of the Series B Preferred Stock. The beneficial conversion portion was determined by allocating the Trident proceeds on a fair value basis between the Series B Preferred Stock and the related warrants. The amount of the deemed dividend was the difference between the deemed fair value of the Series B Preferred Stock and the purchase price on the date of the transaction. The deemed dividend was recorded as an addition to preferred stock with a corresponding increase to accumulated deficit. The addition was recognized at the date of issuance of the Series B Preferred Stock, the same date at which the shares were eligible for conversion.
As required under the Stock Purchase Agreement, the Company filed a Registration Statement on Form S-3 to register the resale, from time to time, of the common stock to be issued upon conversion of the Series B Preferred Stock and exercise of the warrants, and a reasonable estimate of any common stock to be issued as dividends on the Preferred Stock. Shares of common stock issuable upon exercise of the placement agent’s warrants (described below) are also included in the Registration Statement.
On December 6, 2003, the placement agent for the Trident investment received as consideration a $320,000 cash fee and 7-year warrants for purchase of an aggregate of 163,265 shares of Common Stock (130,612 shares at $2.54 per share and 32,653 shares at $3.17 per share). These warrants permit “cashless exercise” and provide the holders with piggyback registration rights.
Series C
In August 2005, the Company’s Board of Directors authorized the sale of up to 1,400,000 shares of Series C Preferred Stock through a private placement. Pursuant to a Stock Purchase Agreement entered into in September 2005 with Trident the Company sold 1,269,036 shares of Series C Preferred Stock for $5,000,000, or $3.94 per share. Each share of the Series C Preferred Stock is convertible into one share of the Company’s common stock. The price per share of Series C Preferred Stock and the conversion price for the common stock is equal to the “market value” of the common stock (as defined in the rules of the Nasdaq Stock Market) on the date of execution of the definitive agreements. The Series C Preferred Stock does not pay a dividend, unless the Company declines to redeem the stock upon demand of the holders after an Acceleration Event (as defined in the Certificate of Designation of the Series C Preferred Stock). In that case, the Series C Preferred Stock pays an annual cumulative dividend of 4% of the original issue price (payable in cash). The Series C Preferred Stock has a non-participating liquidation right equal to the original issue price, plus accrued unpaid dividends which are senior to our common stock and junior to the Series B Preferred Stock. The Company may redeem the Series C Preferred Stock at its option after five (5) years from the date of issuance at the original issue price, plus accrued unpaid dividends, if the market value of the common stock is at least three (3) times the then effective conversion price for a specified period.
Additionally, the Company issued Trident 5-year warrants to purchase 375,000 shares of common stock at an exercise price of $3.94 per share. The aggregate purchase price of the warrants was $46,875. The warrants permit “cashless exercise.”
In connection with this transaction, the Company recognized a one-time, non-cash deemed dividend of $418,782 relating to the beneficial conversion portion of the Series C Preferred Stock. The beneficial conversion portion was determined by allocating the Trident proceeds on a fair value basis between the Series C Preferred Stock and the related warrants. The amount of the deemed dividend was the difference between the deemed fair value of the Series C Preferred Stock and the purchase price on the date of the transaction. The deemed dividend was recorded as an addition to preferred stock with a corresponding increase to accumulated deficit. The addition was recognized at the date of issuance of the Series C Preferred Stock, the same date at which the shares were eligible for conversion.
The Company has agreed to file a Registration Statement on Form S-3 to register the resale, from time to time, of the common stock to be issued pursuant to conversion of the Series C Preferred Stock and exercise of the warrants.
No broker or placement agent was involved in the placement of the Series C Preferred Stock and no commission or other compensation was paid.
Restricted Stock Awards
The Company currently grants restricted shares of common stock rather than stock options as part of its long-term incentive compensation to employees. During the quarter ended December 31, 2005 and September 30, 2005 the Company granted 15,000 and 0 restricted shares of common stock to employees. During the quarter ended December 31, 2005 and September 30, 2005 employees who left the Company forfeited 16,985 and 0 shares of restricted stock. Each grant of restricted shares vests over three years and shares granted may be sold once vested.
The Company recognizes deferred compensation expense ratably over the vesting period of the restricted stock. In the first quarter of fiscal 2006 the Company recognized $120,470 of deferred compensation expense, compared to $50,268 during the first quarter of fiscal 2005.
Common stock warrants
The Company has, on occasion, issued warrants for the purchase of common stock to directors, consultants and placement agents. Compensation expense associated with the warrants has not been material.
The following tables summarize information relating to outstanding stock warrant as of December 31, 2005 and September 30, 2005:

		Weighed-Average	Weighted Average
Date	Warrants Outstanding	Exercise Price	Remaining Life
December 31, 2005	1,019,026	$3.43	3.58 years
September 30, 2005	1,019,026	$3.43	3.83 years

Item 2. Management’s Discussion and Analysis or Plan of Operation
Except for the historical information contained herein, the matters discussed in this Report on Form 10-QSB are forward-looking statements involving risks and uncertainties that could cause actual results to differ materially from those in such forward-looking statements. Numerous factors, risks and uncertainties affect the Company’s operating results and could cause the Company’s actual results to differ materially from forecasts and estimates or from any other forward-looking statements made by, or on behalf of, the Company, and there can be no assurance that future results will meet expectations, estimates or projections. Further information regarding these and other risks is included in this Form 10-QSB and in our other filings with the SEC.
Overview
XATA is the leading provider of fleet management solutions to the truck transportation industry. Our innovative technologies and value-added services enable customers to optimize the utilization of their assets and enhance the productivity of fleet operations across the entire supply chain, resulting in decreased costs, improved customer service and overall business productivity.
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
Our hardware and software revenue is recognized under SOP 97-2 and SAB 104 when (i) persuasive evidence of an arrangement exists (for example a signed agreement or purchase order), (ii) delivery has occurred, as evidenced by shipping documents or customer acceptance, (iii) the fee is fixed or determinable and payable within twelve months, and (iv) collectibility is probable and supported by credit checks or past payment history. Pursuant to certain contractual arrangements, revenues are recognized for completed systems held at our warehouse pending the receipt of delivery instructions from the customer. As of December 31, 2005 and September 30, 2005, we had approximately $20,000 and $20,000, respectively, of systems on hand that had been billed to those customers awaiting specific delivery instructions.
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
Research and development costs. We charge expenditures for research and development activities to expense as incurred. Such expenses include product development costs and costs related to the Company’s internally developed software systems, which have not met the capitalization criteria of Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use (SOP 98-1). During the first quarter of fiscal 2006 approximately $344,000 of research and development costs were capitalized in accordance with FAS 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed. During the first quarter of fiscal 2005 no research and development costs were capitalized in accordance with FAS 86.
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
Results of Operations for the quarters ended December 31, 2005 and 2004
The following table sets forth certain Statements of Operations data as a percentage of net sales:

	Three months ended
	December 31,
	2005	2004
Net sales	100%	100%
Gross profit	28%	33%
Selling, general and administrative	29%	33%
Research and development	11%	22%
Operating loss	-12%	-22%
Net loss	-12%	-22%
Net Sales. Our net sales increased 41.5% to $6.4 million in the first quarter of fiscal 2006 compared to $4.5 million in the first quarter of fiscal 2005. Net sales derived from our OpCenter product line decreased to approximately $3.3 million in the first quarter of fiscal 2006 from $4.1 million in the first quarter of fiscal 2005, a decrease of 19.0%. Recognized sales of XATANET equipment and services increased to approximately $3.1 million in the first quarter of fiscal 2006 from approximately $445,000 in the first quarter of fiscal 2005. XATANET system sales were 48 percent of total net sales in the first quarter of fiscal 2006, compared to 10 percent in the first quarter of fiscal 2005.
In addition, we ended the first quarter of fiscal 2006 with approximately $10.9 million of deferred revenue in comparison to approximately $6.4 million at the end the first quarter of fiscal 2005. Revenue associated with XATANET is recognized over the initial term of each subscription rather than at the time of delivery. XATANET subscription terms are a minimum of twelve months.
Cost of Goods Sold. Cost of goods sold includes the direct product costs associated with fulfilling customer orders, customer upgrade costs related to previously sold systems, communication and facility costs, as well as other fixed costs associated with post-contract customer support. These post-contract customer support expenses include costs related to our internal system implementation and support staff, expenses associated with the enhancement of released products, and other miscellaneous fixed expenses. Total cost of goods sold increased $1.5 million to $4.6 million in the first quarter of fiscal 2006 compared to $3.1 million in the first quarter of fiscal 2005. The increase was primarily the result of increases in post-contract customer support of approximately $157,000 associated with increased headcount required to support the XATANET product line and increased XATANET product costs of approximately $1.9 million, partially offset by a decrease in OpCenter product costs of approximately $471,000. We expect cost of XATANET revenue to decrease as a percentage of sales during the next 12 months, primarily resulting from product design and manufacturing improvements that are being implemented.
Operating Expenses. Operating expenses include research and development expenses, as well as selling, general and administrative expenses. Total operating expenses were approximately $2.6 million in the first quarter of fiscal 2006, compared to approximately $2.5 million in the first quarter of fiscal 2005.
Research and development expenses were approximately $727,000 in the first quarter of fiscal 2006 compared to approximately $996,000 in the first quarter of fiscal 2005. The decrease of $269,000 was mainly due to the capitalization of $344,000 of software development costs. These costs were capitalized after the establishment of technological feasibility occurred consistent with FAS 86. These costs will be amortized to cost of goods sold over the anticipated useful life of the product which, is determined based upon its anticipated future net revenues.
Selling, general and administrative expenses were approximately $1.8 million in the first quarter of fiscal 2006 compared to approximately $1.5 million in the first quarter of fiscal 2005. The increase of $300,000 was due to the following: (i) an increase in employee related expenses of approximately $220,000 due to an increase in headcount to support the XATANET product line (ii) an increase in compensation expense associated with restricted stock based compensation of $70,000 associated with the Company’s long-term incentive program and (iii) an increase in sales costs of $10,000 associated with increased XATANET customer bookings. In fiscal 2004 the Company switched from issuing stock options to issuing restricted stock. This change was made in anticipation of changes in the method of accounting for stock issued to employees.

Non-operating Income (Expense). Interest income, net totaled approximately $7,700 in the first quarter of fiscal 2006 compared to $13,700 in the first quarter of fiscal 2005. The decrease was associated with interest expense increasing in the current year period because of new capital lease obligations assumed in fiscal 2006 and higher borrowings under our bank credit line.
Income Taxes. No income tax benefit or expense was recorded in the first quarter of fiscal 2006 or fiscal 2005. Because we have had continued operating losses and do not have objectively verifiable positive evidence of future taxable income as prescribed by SFAS No. 109, we concluded that a full valuation allowance was appropriate. Realization of deferred tax assets is dependent on future taxable income during the periods when deductible temporary differences and carryforwards are expected to be available to reduce taxable income. The amount of the net deferred tax asset considered realizable could be increased in the future if we return to profitability and actual future taxable income is higher than currently estimated. At September 30, 2005, we had federal net operating loss carryforwards of approximately $21.3 million.
Net Loss to Common Shareholders. We incurred a net loss to common shareholders in the first quarter of fiscal 2006 of $844,000 compared to a net loss to common shareholders of $1.1 million in the first quarter of fiscal 2005. For both periods the difference between net loss applicable to common shareholders and net loss relates to the Series B Preferred Stock paid dividends and deemed dividends.
Liquidity and Capital Resources
Cash used by operating activities for the first quarter of fiscal 2006 totaled approximately $992,000 compared to cash provided by operating activities of approximately $1.8 million for the first quarter of fiscal 2005. Cash used in operating activities for the first quarter of fiscal 2006 resulted primarily from our operating loss of approximately $749,000 and other working capital changes which decreased cash from operating activities by approximately $243,000.
Accounts receivable was approximately $5.0 million at December 31, 2005, a decrease of approximately $2.8 million from $7.8 million at September 30, 2005. This decrease was driven by strong cash receipts in the first quarter of fiscal 2006. Inventories increased approximately $2.7 to $4.0 million at December 31, 2005 from $1.3 million at September 30, 2005. In the first quarter of fiscal 2006 the Company transitioned its manufacturing operations from Phoenix International Corporation to Winland Electronics, Inc. As part of this transition the Company increased its finished goods inventory levels to prevent against inventory shortages until the transition was complete. We anticipate inventory levels will decrease to historic levels during the second and third quarter of fiscal 2006.
Cash used in investing activities of $766,000 in the first quarter of fiscal 2006 included $422,000 for purchases of equipment and $344,000 for capitalized software development.
Cash provided by financing activities of $502,000 in the first quarter of fiscal 2006 included $200,000 drawn on our bank line of credit, $188,000 from new capital lease obligations, and $114,000 from the exercise of options and warrants.
On December 17, 2004 we established a $2.0 million line of credit with Silicon Valley Bank. Advances under the line of credit accrue interest at the prime rate, which was 7.25% as of December 31, 2005. On December 16, 2005 the Company amended this debt facility and increased the size of the facility to $5.0 million. The line is subject to borrowing base requirements and is collateralized by substantially all the assets of the Company. The Company is required to meet a quick ratio level of no less than 1:1 under this agreement. All amounts owed under this line of credit must be repaid not later than December 15, 2007.
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
Our Series B Preferred Stock prohibits payment of dividends to the holders of any other capital stock unless and until we have paid dividends accrued on the Series B Preferred Stock, which pays an annual cumulative dividend of 4% of the original issue price. At the option of the Series B Preferred Stock holders, such dividends are payable in additional shares of Series B Preferred Stock rather than cash. For the quarters ended December 31, 2005 and 2004, the Company issued 34,295 and 33,496 shares, respectively, of Series B Preferred Stock to Trident for payment of accrued stock dividends. We are further restricted from dividend payments by our primary lender.
Item 3. Controls and Procedures
Evaluation of Disclosure Controls and Procedures and Internal Control over Financial Reporting
On December 31, 2005, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in our periodic filings with the Securities and Exchange Commission.
There were no significant changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Related Party Transactions
The Company purchased a significant portion of the hardware components for its products from Phoenix International Corporation (Phoenix), a wholly owned subsidiary of Deere & Company. John Deere Special Technologies Group, Inc., our largest shareholder, is also a subsidiary of Deere & Company. Payments by the Company to Phoenix totaled approximately $3,206,000 during the Company’s fiscal quarter ended December 31, 2005. All transactions between Phoenix and the Company have been and will be on terms negotiated at “arms length.” The net amount payable to Phoenix on December 31, 2005 was $0, compared to $451,000 on September 30, 2005. The Company ceased purchasing hardware components from Phoenix on October 31, 2005.

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
You are encouraged to read more about the specific risks and uncertainties of our business. We have described those that we currently consider most important in our report on Form 10-KSB for our fiscal year ended September 30, 2005. We undertake no obligation to update our disclosures in this regard.
[Remainder of Page Intentionally Left Blank]

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
None
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
In the three months ended December 31, 2005, the Company issued 34,295 shares of Series B Preferred Stock as a dividend on its outstanding Series B Preferred Stock (all of which is held by Trident). No underwriter or placement agent was involved and there were no cash proceeds from the issuances. The Company relied on the exemption from registration provided by Section 4(2) of the Securities Act for these issuances.
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

Dated: February 8, 2006	XATA Corporation
(Registrant)

	by:	/s/ Mark E. Ties

Mark E. Ties
Chief Financial Officer
(Signing as Principal Financial and Accounting Officer, and as Authorized Signatory of Registrant)