Form 10QSB
period 2006-03-31
XATA CORP /MN/
filed 2006-05-12
CIK 854398

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-QSB

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2006 or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ___ to ___
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
Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☑
APPLICABLE ONLY TO CORPORATE ISSUERS
As of May 12, 2006, the following securities of the Registrant were outstanding: 7,865,849 shares of Common Stock, $.01 par value per share, 1,744,355 shares of Series B Preferred Stock and 1,269,036 shares of Series C Preferred Stock.
Transitional Small Business Disclosure Format (Check One): Yes ☐ No ☑

XATA Corporation
Index

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
XATA CORPORATION
BALANCE SHEETS
(Unaudited)

	March 31,	September 30,
	2006	2005
ASSETS
Current Assets
Cash and cash equivalents	$5,355,000	$6,473,000
Accounts receivable, less allowances for doubtful accounts and sales returns of $365,000 and $315,000	6,853,000	7,812,000
Inventories	2,112,000	1,257,000
Deferred product costs	3,654,000	4,671,000
Prepaid expenses	337,000	204,000

Total current assets	18,311,000	20,417,000

Equipment and leasehold improvements, net	2,144,000	1,085,000
Deferred product costs, net of current portion	1,429,000	1,002,000

Total assets	$21,884,000	$22,504,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Bank line of credit	$500,000	$1,800,000
Current portion of long-term obligations	88,000	—
Accounts payable	1,509,000	2,387,000
Accrued expenses	2,746,000	2,171,000
Deferred revenue	7,233,000	7,774,000

Total current liabilities	12,076,000	14,132,000

Long-term obligations, net of current portion	136,000	—
Deferred revenue, net of current portion	4,677,000	3,335,000

Total liabilities	16,889,000	17,467,000

Shareholders’ Equity
Preferred stock, no par, 5,000,000 shares authorized:
Series B, 4% convertible, 2,250,000 shares designated; 1,744,000 and 1,710,000 shares issued and outstanding	4,399,000	4,260,000
Series C, convertible, 1,400,000 shares designated; 1,269,000 shares issued and outstanding	4,845,000	4,845,000
Common stock, par value $0.01 per share; 25,000,000 shares authorized; 7,810,000 and 7,549,000 shares issued and outstanding	78,000	76,000
Additional paid-in capital	22,541,000	21,458,000
Unearned stock based compensation	(1,447,000)	(1,007,000)
Accumulated deficit	(25,421,000)	(24,595,000)

Total shareholders’ equity	4,995,000	5,037,000

Total liabilities and shareholders’ equity	$21,884,000	$22,504,000

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

XATA Corporation
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2006	2005	2006	2005

Net sales	$8,418,000	$4,316,000	$14,841,000	$8,854,000

Costs and expenses
Cost of goods sold	4,530,000	2,429,000	8,302,000	4,888,000
Selling, general and administrative	3,011,000	2,339,000	5,692,000	4,433,000
Research and development	840,000	1,137,000	1,567,000	2,133,000

	8,381,000	5,905,000	15,561,000	11,454,000

Operating income (loss)	37,000	(1,589,000)	(720,000)	(2,600,000)

Non-operating income
Interest income	19,000	28,000	27,000	42,000
Other	7,000	11,000	7,000	14,000

	26,000	39,000	34,000	56,000

Net income (loss) before income taxes	63,000	(1,550,000)	(686,000)	(2,544,000)

Income tax expense	—	—	—	—

Net income (loss)	63,000	(1,550,000)	(686,000)	(2,544,000)

Preferred stock dividends	(44,000)	(42,000)	(88,000)	(82,000)
Preferred stock deemed dividend	—	—	(52,000)	(110,000)

Income (loss) to common shareholders	$19,000	$(1,592,000)	$(826,000)	$(2,736,000)

Income (loss) per common share — basic and diluted:
Income (loss) to common shareholders	$0.00	$(0.22)	$(0.11)	$(0.38)

Weighted average common and common share equivalents
Basic	7,406,000	7,172,000	7,354,000	7,151,000

Diluted	11,071,000	9,464.000	10,881,000	9,428,000

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

XATA CORPORATION
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
PERIODS ENDED MARCH 31, 2006 AND SEPTEMBER 30, 2005

			Series B		Series C		Additional	Defered
	Common Stock		Preferred Stock		Preferred Stock		Paid-In	Stock-Based	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Compensation	Deficit	Total

Balance, September 30, 2004	7,254,000	$73,000	1,643,000	$3,923,000	—	$—	$19,499,000	$(499,000)	$(17,860,000)	$5,136,000
Common stock issued on exercise of options	118,000	1,000	—	—	—	—	404,000		—	405,000
Issuance of restricted shares of common stock	197,000	2,000	—	—	—	—	1,016,000	(1,018,000)	—	—
Amortization of deferred stock based compensation	—	—	—	—	—	—	—	435,000	—	435,000
Elimination of deferred compensation related to terminated employees	—	—	—	—	—	—	(75,000)	75,000	—	—
Forfeiture of restricted shares of common stock	(20,000)	—	—	—	—	—	—	—	—	—
Issuance of common stock warrants	—	—	—	—	—	—	25,000	—	—	25,000
Issuance of preferred stock and warrants	—	—	—	—	1,269,000	4,426,000	589,000	—	—	5,015,000
Preferred stock dividends	—	—	67,000	170,000	—	—	—	—	(169,000)	1,000
Preferred stock deemed dividends	—	—	—	167,000	—	419,000	—	—	(586,000)	—
Net loss	—	—	—	—	—	—	—	—	(5,980,000)	(5,980,000)

Balance, September 30, 2005	7,549,000	$76,000	1,710,000	$4,260,000	1,269,000	$4,845,000	$21,458,000	$(1,007,000)	$(24,595,000)	$5,037,000

Common stock issued on exercise of options	105,000	1,000	—	—	—	—	299,000		—	300,000
Issuance of restricted shares of common stock	173,000	1,000	—	—	—	—	835,000	(836,000)		—
Amortization of deferred stock based compensation								320,000		320,000
Elimination of deferred compensation related to terminated employees							(76,000)	76,000		—
Forfeiture of restricted shares of common stock	(17,000)									—
Issuance of common stock warrants							25,000			25,000
Preferred stock dividends			34,000	87,000					(88,000)	(1,000)
Preferred stock deemed dividends				52,000					(52,000)	—
Net loss									(686,000)	(686,000)

Balance, March 31, 2006	7,810,000	$78,000	1,744,000	$4,399,000	1,269,000	$4,845,000	$22,541,000	$(1,447,000)	$(25,421,000)	$4,995,000

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

XATA Corporation
STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	March 31,
	2006	2005
Cash provided by (used in) operating activities
Net loss	$(686,000)	$(2,544,000)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization of equipment and leasehold improvements	176,000	121,000
Issuance of warrants for services rendered	25,000	25,000
Deferred compensation recognized	320,000	195,000
Changes in assets and liabilities:	—
Accounts receivable	959,000	2,140,000
Inventories	(855,000)	(763,000)
Deferred product costs	590,000	(1,408,000)
Prepaid expenses	(133,000)	23,000
Accounts payable	(878,000)	(256,000)
Accrued expenses	574,000	(230,000)
Deferred revenue	801,000	2,910,000

Net cash provided by operating activities	893,000	213,000

Cash used in investing activities
Purchase of equipment and leasehold improvements	(548,000)	(367,000)
Additions to software development costs	(475,000)	—

Net cash used in investing activities	(1,023,000)	(367,000)

Cash (used in) provided by financing activities
Net borrowings on bank line of credit	200,000	—
Net payments on bank line of credit	(1,500,000)	(518,000)
Payments on long-term debt	—	(251,000)
Net borrowings on long-term obligations	49,000	—
Net payments on long-term obligations	(37,000)
Proceeds from options and warrants exercised	300,000	215,000

Net cash used in financing activities	(988,000)	(554,000)

Decrease in cash and cash equivalents	(1,118,000)	(708,000)

Cash and cash equivalents
Beginning	6,473,000	5,322,000

Ending	$5,355,000	$4,614,000

Supplemental disclosures of cash flow information
Cash payments for interest	$64,000	$10,000

Supplemental schedule of noncash investing and financing activities
Issuance of restricted stock	$836,000	$443,000
Preferred stock deemed dividends	52,000	110,000
Deferred compensation for terminated employees	76,000	9,000
Preferred stock dividends payable	59,000	56,000
Preferred stock dividends paid	87,000	85,000
Equipment purchased under capital lease	212,000	—

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
Hardware and software revenue is recognized under SOP 97-2 and SAB 104 when (i) persuasive evidence of an arrangement exists (for example a signed agreement or purchase order), (ii) delivery has occurred, as evidenced by shipping documents or customer acceptance, (iii) the fee is fixed or determinable and payable within twelve months, and (iv) collectibility is probable and supported by credit checks or past payment history. Pursuant to certain contractual arrangements, revenues are recognized for completed systems held at the Company’s warehouse pending the receipt of delivery instructions from the customer. As of March 31, 2006 and September 30, 2005, the Company had approximately $20,000 of systems on hand that had been billed to those customers awaiting specific delivery instructions.
With regard to software arrangements involving multiple elements, the Company allocates revenue to each element based on the relative fair value of each element. The Company’s determination of fair value of each element in multiple-element arrangements is based on vendor-specific objective evidence (VSOE). The Company limits its assessment of VSOE for each element to the price charged when the same element is sold separately. The Company has analyzed all of the elements included in its multiple-element arrangements and has determined that it has sufficient VSOE to allocate revenue to consulting services and post-contract customer support (PCS) components of its license arrangements. The Company sells its consulting services separately, and has established VSOE on this basis. VSOE for PCS components are determined based upon the customer’s annual renewal rates for these elements. Accordingly, assuming all other revenue recognition criteria are met, revenue from licenses is recognized upon delivery, and revenue from PCS components are recognized ratably over the applicable term, typically one year.
Prior to January 1, 2006, certain Company software sales included application service contracts. The terms of those contracts did not meet the delivery requirements of SOP 97-2 and SAB 104 and resulted in the recognition of all revenue ratably over the term of the agreement. During the quarter ending March 31, 2006, the Company changed the terms of all new contracts, such that all the requirements of SOP 97-2 and SAB 104 are met, including delivery. For these new contracts, revenue is recognized based on the multiple element arrangement accounting described above.

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
Concentration of Credit Risk
Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of cash equivalents and accounts receivable. The Company’s cash equivalents consist of checking and money market accounts, which, at times, exceed federally, insured limits. The Company has not experienced any losses in such accounts. The Company sells its products and services primarily to companies in the United States and Canada. The Company does not require collateral or other security to support accounts receivable. Accounts receivable are typically due from customers within 30 days and are stated at amounts due from customers net of an allowance for doubtful accounts and sales returns. Accounts outstanding longer than the contractual payment terms are considered past due. To reduce credit risk, management performs ongoing evaluations of its customers’ financial condition. The Company determines its allowance for doubtful accounts based upon a number of factors, including the length of time trade receivables are past due, the Company’s previous loss history, the customer’s current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole. Unexpected or significant future changes in trends could result in a material impact to future statements of operations or cash flows. The Company determines its allowance for sales returns by considering several factors, including history of prior sales credits issued. The Company regularly assesses the allowance for sales returns and increases it as needed. The provision for doubtful accounts is recorded as a charge to operating expenses while the provision for sales returns is recognized as a reduction of revenues.
Fair Value of Financial Instruments
The carrying amounts of cash and cash equivalents, accounts receivable, and accounts payable approximate fair value because of their short-term maturities. At March 31, 2006, the Company had $500,000 outstanding under its $5,000,000 revolving credit facility with Silicon Valley Bank. The carrying amount of these borrowings approximates fair value as the rate of interest on the revolving credit facility approximates the current market rate of interest for similar instruments with a comparable maturity.
Inventories
Inventories consist of parts and accessories and finished goods, and are stated at the lower of cost or market. Cost is determined on the standard cost method, which approximates the first-in, first-out method.

Inventories consist of:

	March 31,	September 30,
	2006	2005
Raw materials and subassemblies	$1,470,000	$686,000
Finished goods	642,000	571,000

Total inventories	$2,112,000	$1,257,000

Equipment and Leasehold Improvements
Equipment is stated at cost and depreciated using the straight-line method over estimated useful lives of approximately three to seven years. Leasehold improvements are amortized over the shorter of the lease term or their estimated useful lives (three to fifteen years).
Equipment and leasehold improvements consist of:

	March 31,	September 30,
	2006	2005
Office furniture and equipment	$2,355,000	$1,661,000
Engineering and manufacturing equipment	546,000	454,000
Capitalized software development costs	759,000	285,000
Leasehold improvements	34,000	59,000

	3,694,000	2,459,000

Less: accumulated depreciation and amortization	(1,550,000)	(1,374,000)

Equipment and leasehold improvements, net	$2,144,000	$1,085,000

Software development costs incurred after establishing technological feasibility are capitalized and amortized to cost of goods sold beginning when the product is first released for sale to the general public. Amortization is at the greater of the amount computed using the ratio of current gross revenues for the product to the total of current and anticipated future gross revenues or the straight-line method over the estimated economic life of the product (two to five years).
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
At March 31, 2006 and September 30, 2005, the Company had an accrual for product warranties of $1,081,000 and $800,000, respectively.

Shipping Costs
Shipping costs, which are classified as a component of cost of goods sold, were $103,000 and $73,000 for the quarters ended March 31, 2006 and 2005, respectively; and $180,000 and $139,000 for the six months ended March 31, 2006 and 2005, respectively. Customer billings related to shipping fees are reported as net sales.
Advertising Costs
All advertising costs are expensed as incurred. Advertising costs, which are included in selling, general and administrative expenses, were $29,000 and $17,000 for the quarters ended March 31, 2006 and 2005, respectively; and $77,000 and $84,000 for the six months ended March 31, 2006 and 2005, respectively. Advertising costs consist primarily of ad campaigns, catalog brochures, promotional items and trade show expenses.
Research and Development Costs
Certain research and development expenses are charged to expense as incurred. Such expenses include product development costs and costs related to the Company’s internally developed software systems, which have not met the capitalization criteria of Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use (SOP 98-1). During the quarter and six months ended March 31, 2006, $131,000 and $475,000, respectively, of research and development costs were capitalized in accordance with Statement of Financial Accounting Standards SFAS No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed. During the quarter and six months ended March 31, 2005 no research and development costs were capitalized in accordance with SFAS No. 86.
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
Stock-Based Compensation
The Company applies Accounting Principles Board (APB) Opinion 25, Accounting for Stock Issued to Employees, and related Interpretations in accounting for its plan. Under this method, compensation expense is recognized for the amount by which the market price of the common stock on the date of grant exceeds the exercise price of an option. No compensation costs related to stock option grants have been recognized in the consolidated Statements of Operations. The following table illustrates the effect on net income (loss) if the Company had applied the fair value recognition provisions of SFAS No.123, Accounting for Stock-Based Compensation.

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2006	2005	2006	2005

Net income (loss) to common shareholders, as reported	$19,000	$(1,592,000)	$(826,000)	$(2,736,000)
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	(59,000)	(74,000)	(60,000)	(114,000)

Pro forma net income (loss)	$(40,000)	$(1,666,000)	$(886,000)	$(2,850,000)

Basic and diluted net income (loss) to common shareholders per common share
As reported	$0.00	$(0.22)	$(0.11)	$(0.38)
Pro forma	(0.01)	(0.23)	(0.12)	(0.40)
Reclassifications
Certain reclassifications have been made to the quarter and six months ended March 31, 2005 financial statement presentation to conform to the quarter and six months ended March 31, 2006 presentation. These reclassifications had no effect on net loss to common shareholders or shareholders’ equity.
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
Rental expense, including common area costs and net of rental income, was $61,000 and $60,000 for the quarters ended March 31, 2006 and 2005; and $124,000 and $123,000 for the six months ended March 31, 2006 and 2005.

Reseller Commitment
On October 11, 2002, the Company entered into a U.S. Value Added Reseller Agreement with ORBCOMM LLC. Pursuant to this agreement, the Company is authorized to resell certain satellite communication services in conjunction with its products. In exchange for favorable pricing, the Company has committed to certain volume minimums. On March 30, 2004, the Company and ORBCOMM amended this agreement by revising certain commitment dates. As of March 31, 2006 the Company is in compliance with all of its commitments under this agreement.
401(k) Plan
The Company has a 401(k) plan covering substantially all employees and the plan is operated on a calendar year basis. The Company provides an employer matching contribution equal to 50% of an employee’s contribution for employee deferrals of up to 6% of their compensation. Matching contributions were $24,000 and $13,000 for the quarters ended March 31, 2006 and 2005, respectively; and $39,000 and $30,000 for the six months ended March 31, 2006 and 2005, respectively.
Note 3. Bank Line of Credit
On December 17, 2004 the Company established a $2.0 million line of credit with Silicon Valley Bank. Advances under the line of credit accrue interest at the prime rate, which was 7.50% as of March 31, 2006. On December 16, 2005 the Company amended this debt facility and increased the size of the facility to $5.0 million. The line is subject to borrowing base requirements and is collateralized by substantially all the assets of the Company. The Company is required to meet a quick ratio level of no less than 1:1 under this agreement. All amounts owed under this line of credit must be repaid not later than December 15, 2007.
Note 4. Income (Loss) Per Share
Basic income (loss) per share is computed based on the weighted average number of common shares outstanding by dividing income (loss) applicable to common shareholders by the weighted average number of common shares outstanding for the period. Diluted income (loss) per share reflects the potential dilution that could occur if securities or other obligations to issue common stock such as options, warrants or convertible preferred stock, were exercised or converted into common stock that then shared in the earnings of the Company. For all periods presented, diluted income (loss) per share is equal to basic income (loss) per share because the effect of including such securities or obligations would have been anti-dilutive.

At March 31, 2006 and 2005, the Company had options and warrants outstanding to purchase a total of 1,477,000 and 1,290,000 shares of common stock, at a weighted-average exercise price of $3.63 and $3.49, respectively. Because the Company incurred net losses for the three months ended March 31, 2005; and the six months ended March 31, 2006 and 2005, the inclusion of potential common shares in the calculation of diluted loss per common share would have an anti-dilutive effect. The company earned a net income for the three months ended March 31, 2006, but the inclusion of potential common shares in the calculation of diluted loss per common share would also have an anti-dilutive effect. Therefore, basic and diluted income (loss) per common share amounts are the same for the three and six months ended March 31, 2006 and 2005.
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
Series B
In December 2003, the Company’s Board of Directors authorized the sale of up to 1,700,000 shares of Series B Preferred Stock through a private placement. On December 6, 2003, pursuant to a Stock Purchase Agreement entered into with Trident Capital, Inc. and its affiliates (collectively, “Trident”) the Company sold 1,613,000 shares of Series B Preferred Stock for $4,097,000, or $2.54 per share. Each share of the Preferred Stock is convertible into one share of the Company’s common stock. The price per share of the Series B Preferred Stock and the conversion price for the common stock were equal to the “market value” of the common stock (as defined in the rules of the Nasdaq Stock Market) on the date of execution of the definitive agreements. The Series B Preferred Stock pays an annual cumulative dividend of 4% of the original issue price (payable semi-annually). The dividend is payable in additional shares of Series B Preferred Stock rather than cash, at the option of the holders and has a non-participating preferred liquidation right equal to the original issue price, plus accrued unpaid dividends.
For the six months ended March 31, 2006 and 2005, the Company issued 34,000 and 33,000 shares, respectively, of Series B Preferred Stock to Trident for payment of accrued dividends. Based on the market value of the Company’s common stock on the date of the dividend payment, the payment of the dividend in additional shares of Series B Preferred Stock resulted in a non-cash dividend of $52,000 and $110,000, for the six months ended March 31, 2006 and 2005, respectively.
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

Series C
In August 2005, the Company’s Board of Directors authorized the sale of up to 1,400,000 shares of Series C Preferred Stock through a private placement. Pursuant to a Stock Purchase Agreement entered into in September 2005 with Trident the Company sold 1,269,000 shares of Series C Preferred Stock for $5,015,000, or $3.94 per share. Each share of the Series C Preferred Stock is convertible into one share of the Company’s common stock. The price per share of Series C Preferred Stock and the conversion price for the common stock is equal to the “market value” of the common stock (as defined in the rules of the Nasdaq Stock Market) on the date of execution of the definitive agreements. The Series C Preferred Stock does not pay a dividend, unless the Company declines to redeem the stock upon demand of the holders after an Acceleration Event (as defined in the Certificate of Designation of the Series C Preferred Stock). In that case, the Series C Preferred Stock pays an annual cumulative dividend of 4% of the original issue price (payable in cash). The Series C Preferred Stock has a non-participating liquidation right equal to the original issue price, plus accrued unpaid dividends which are senior to our common stock and junior to the Series B Preferred Stock. The Company may redeem the Series C Preferred Stock at its option after five (5) years from the date of issuance at the original issue price, plus accrued unpaid dividends, if the market value of the common stock is at least three (3) times the then effective conversion price for a specified period.

Restricted Stock Awards
The Company currently grants restricted shares of common stock rather than stock options as part of its long-term incentive compensation to employees. For the six months ended March 31, 2006 and 2005 the Company granted 163,000 and 165,000 restricted shares of common stock to employees, and 17,000 and 3,000 shares of restricted stock were forfeited by employees who left the Company. Each grant of restricted shares vests over three years and shares granted may be sold once vested.
The Company recognizes deferred compensation expense ratably over the vesting period of the restricted stock. Deferred compensation expense was $200,000 and $145,000 for the three months ended March 31, 2006 and 2005, respectively; and $320,000 and $195,000 for the six months ended March 31, 2006 and 2005, respectively.
Common Stock Warrants
The Company has, on occasion, issued warrants for the purchase of common stock to directors, consultants and placement agents. Compensation expense associated with the warrants has not been material.
The following tables summarize information relating to outstanding stock warrant as of March 31, 2006 and September 30, 2005:

		Weighed-Average	Weighted Average
Date	Warrants Outstanding	Exercise Price	Remaining Life
March 31, 2006	1,028,000	$3.44	3.39 years
September 30, 2005	1,019,000	$3.43	3.83 years
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
As a fully hosted service, XATA hosts and manages the Web-based applications at its customers request and maintains the customer databases associated with them. It provides asset tracking with real-time visibility of drivers, vehicles and deliveries. It delivers a low cost of entry and the freedom from customers having to monitor and manage software. All applications are securely accessible via the internet with a standard Web browser.
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
Hardware and software revenue is recognized under SOP 97-2 and SAB 104 when (i) persuasive evidence of an arrangement exists (for example a signed agreement or purchase order), (ii) delivery has occurred, as evidenced by shipping documents or customer acceptance, (iii) the fee is fixed or determinable and payable within twelve months, and (iv) collectibility is probable and supported by credit checks or past payment history. Pursuant to certain contractual arrangements, revenues are recognized for completed systems held at the Company’s warehouse pending the receipt of delivery instructions from the customer. As of March 31, 2006 and September 30, 2005, the Company had approximately $20,000 of systems on hand that had been billed to those customers awaiting specific delivery instructions.

With regard to software arrangements involving multiple elements, the Company allocates revenue to each element based on the relative fair value of each element. The Company’s determination of fair value of each element in multiple-element arrangements is based on vendor-specific objective evidence (VSOE). The Company limits its assessment of VSOE for each element to the price charged when the same element is sold separately. The Company has analyzed all of the elements included in its multiple-element arrangements and has determined that it has sufficient VSOE to allocate revenue to consulting services and post-contract customer support (PCS) components of its license arrangements. The Company sells its consulting services separately, and has established VSOE on this basis. VSOE for PCS components are determined based upon the customer’s annual renewal rates for these elements. Accordingly, assuming all other revenue recognition criteria are met, revenue from licenses is recognized upon delivery, and revenue from PCS components are recognized ratably over the applicable term, typically one year.
Prior to January 1, 2006, certain Company software sales included application service contracts. The terms of those contracts did not meet the delivery requirements of SOP 97-2 and SAB 104 and resulted in the recognition of all revenue ratably over the term of the agreement. During the quarter ending March 31, 2006, the Company changed the terms of all new contracts, such that all the requirements of SOP 97-2 and SAB 104 are met, including delivery. For these new contracts, revenue is recognized based on the multiple element arrangement accounting described above.
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
Results of Operations for the three and six months ended March 31, 2006 and 2005
The following table sets forth certain Statements of Operations data as a percentage of net sales:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2006	2005	2006	2005

Net sales	100%	100%	100%	100%
Gross profit	46%	44%	44%	45%
Selling, general and administrative	36%	55%	38%	50%
Research and development	10%	26%	11%	24%
Operating loss	0%	-37%	-5%	-29%
Net income (loss)	1%	-36%	-5%	-29%
Net Sales
Net sales increased 95.0% to $8.4 million for the three months ended March 31, 2006 compared to $4.3 million from the same period in 2005, and 67.6% to $14.8 million for the six months ended March 31, 2006 compared to $8.9 million from the same period in 2005.
Net sales derived from our OpCenter product line increased 52.4% to $5.1 million for the three months ended March 31, 2006 compared to $3.3 million from the same period in 2005, and 13.0% to $8.4 million for the six months ended March 31, 2006 compared to $7.4 million from the same period in 2005. The growth in OpCenter product line sales in the quarter was associated with the fulfillment of a large order from a customer in the government sector.
Recognized sales of XATANET equipment and services increased 239% to $3.3 million for the three months ended March 31, 2006 compared to $1.0 million from the same period in 2005, and 350% to $6.4 million for the six months ended March 31, 2006 compared to $1.5 million from the same period in 2005. XATANET system sales were 40 and 43 percent of total net sales for the three and six months ended March 31, 2006, compared to 23 and 16 percent from the same periods in 2005. The 224% growth in recognized XATANET equipment sales in the quarter is associated with the following: (i) a 37 percent increase in XATANET systems sold in the quarter ended March 31, 2006 versus the same period last year and (ii) the change in our XATANET contract terms , which now meets the revenue recognition requirements for immediate revenue recognition related to the software and hardware components of a sale for most new system sales. The effect of this change was additional revenue of $441,000 for the three and six months ended March 31, 2006. The 279% growth in recognized XATANET subscription sales is due to a larger subscriber base in the quarter ended March 31, 2006 in comparison to the quarter ended March 31, 2005.
The Company ended the second quarter of fiscal 2006 with $11.9 million of deferred revenue in comparison to $7.1 million at the end the second quarter of fiscal 2005. Revenue associated with XATANET systems that are not under the Company’s new contract format will continue to be recognized over the initial term of each subscription rather than at the time of delivery. XATANET subscription terms are a minimum of twelve months. The hardware and software revenue components associated with XATANET systems that are under the Company’s new contract format will be recognized at the point of shipment.

Cost of Goods Sold
Cost of goods sold includes the direct product costs associated with fulfilling customer orders, warranty costs related to previously sold systems, communication and facility costs, product repair and refurbishment costs, and expenses associated with the enhancement of released products. Total cost of goods sold increased $2.1 million to $4.5 million for the three months ended March 31, 2006 compared to $2.4 million for the same period in 2005. The increase was primarily the result of increased OpCenter and XATANET system sales as our gross margin on systems sold increased 2.5 percentage points to 46.2 percent for the quarter ended March 31, 2006 versus 43.7 percent in the same period last year. We expect cost of XATANET revenue to decrease as a percentage of sales during the next 12 months, primarily resulting from product design, manufacturing improvements and lower communication and facility costs that are being implemented.
For the six months ended March 31, 2006 total cost of goods sold increased $3.4 million to $8.3 million compared to $4.9 million for the same period in 2005. The increase was primarily the result of increased OpCenter and XATANET system sales as our gross margins on systems remained flat for these periods.
Selling, General and Administrative Expenses
Selling, general and administrative expenses consist of employee salaries in our support, sales and administration functions, sales commissions, marketing and promotional expenses, executive and administrative costs, accounting and professional fees, recruiting costs and provision for doubtful accounts. Selling, general and administrative expenses were $3.0 million for the three months ended March 31, 2006 compared to $2.3 million for the same period in 2005. The increase of $700,000 was mainly due to the following: (i) an increase in employee related expenses of $430,000 due to an increase in headcount which occurred in late fiscal 2005 to support the XATANET product line (ii) an increase in compensation expense associated with restricted stock based compensation of $55,000 associated with the Company’s long-term incentive program (iii) an increase in sales costs of $65,000 associated with increased XATANET customer bookings and (iv) an increase in recruiting costs of $99,000 associated with new sales positions and the Company’s new Chief Operating Officer.
Selling, general and administrative expenses were $5.7 million for the six months ended March 31, 2006 compared to $4.4 million for the same period in 2005. The increase of $1.3 million was mainly due to the following: (i) an increase in employee related expenses of $893,000 due to an increase in headcount which occurred in late fiscal 2005 to support the XATANET product line (ii) an increase in compensation expense associated with restricted stock based compensation of $125,000 associated with the Company’s long-term incentive program (iii) an increase in sales costs of $46,000 associated with increased XATANET customer bookings and (iv) an increase in recruiting costs of $53,000.
Research & Development Expenses
Research and development expenses consist of employee salaries and expenses related to development personnel and consultants, as well as expenses associated with software and hardware development. Research and development expenses were $840,000 for the three months ended March 31, 2006 compared to $1,137,000 for the same period in 2005. The decrease of $297,000 was mainly due to a reduction in third party contractor costs and the capitalization of $131,000 of software development costs. These costs were capitalized after the establishment of technological feasibility occurred consistent with FAS 86. These costs will be amortized to cost of goods sold over the anticipated useful life of the product which, is determined based upon its anticipated future net revenues.

Research and development expenses were $1,567,000 for the six months ended March 31, 2006 compared to $2,133,000 for the same period in 2005. The decrease of $566,000 was mainly due to the capitalization of $475,000 of software development costs.
Non-operating Income (Expense)
Non-operating income decreased $13,000 to $26,000 from $39,000 for the three months ended March 31, 2006 and 2005, respectively. For the six months ended March 31, 2006 non-operating income decreased $22,000 to $34,000 from $56,000 for the six months ended March 31, 2005. The decreases were associated with interest expense increasing in the current year period because of new capital lease obligations and notes payable assumed in fiscal 2006 and higher borrowings under our bank credit line.
Income Taxes
No income tax benefit or expense was recorded in the first six months of fiscal 2006 or fiscal 2005. Because we have had continued operating losses and do not have objectively verifiable positive evidence of future taxable income as prescribed by SFAS No. 109, we concluded that a full valuation allowance was appropriate. Realization of deferred tax assets is dependent on future taxable income during the periods when deductible temporary differences and carryforwards are expected to be available to reduce taxable income. The amount of the net deferred tax asset considered realizable could be increased in the future if we return to profitability and actual future taxable income is higher than currently estimated. At September 30, 2005, we had federal net operating loss carryforwards of approximately $21.3 million.
Net Income (Loss) to Common Shareholders
We generated a net income to common shareholders of $19,000 for the three months ended March 31, 2006, and a net loss to common shareholders of $826,000 for the six months ended March 31, 2006, compared to a net loss to common shareholders of $1,592,000 and $2,736,000 for the three and six months ended March 31, 2005. For both periods the difference between net income (loss) applicable to common shareholders and net income (loss) relates to the Series B Preferred Stock paid dividends and deemed dividends.
Liquidity and Capital Resources
As of March 31, 2006, we held $5.4 million in cash and cash equivalents, and working capital totaled $6.2 million.
Cash provided by operating activities for the six months ended March 31, 2006 was $893,000 compared to $213,000 for the same period in 2005. Cash provided by operating activities for the six months ended March 31, 2006 resulted primarily from working capital changes of $1.6 million offsetting our net loss of $686,000.
Accounts receivable was $6.9 million at March 31, 2006, a decrease of approximately $900,000 from $7.8 million at September 30, 2005. This decrease was driven by strong cash receipts in the first six months of fiscal 2006. Inventories increased approximately $800,000 to $2.1 million at March 31, 2006 from $1.3 million at September 30, 2005. In the first quarter of fiscal 2006 the Company transitioned its manufacturing operations from Phoenix International Corporation to Winland Electronics, Inc. As part of this transition the Company increased its finished goods inventory levels to prevent against inventory shortages until the transition was complete. Inventories were $4.0 million at December 31, 2005, and we anticipate further inventory level reductions during the third quarter of fiscal 2006.
Cash used in investing activities of $1,023,000 for the six months ended March 31, 2006 included $548,000 for purchases of equipment and $475,000 for capitalized software development.
Cash used in financing activities of $988,000 for six months ended March 31, 2006 included $1.5 million paid on our bank line of credit, partially offset by $200,000 borrowed on the bank line of credit and $300,000 received from the exercise of options and warrants.

On December 17, 2004 we established a $2.0 million line of credit with Silicon Valley Bank. Advances under the line of credit accrue interest at the prime rate, which was 7.50% as of March 31, 2006. On December 16, 2005 the Company amended this debt facility and increased the size of the facility to $5.0 million. The line is subject to borrowing base requirements and is collateralized by substantially all the assets of the Company. The Company is required to meet a quick ratio level of no less than 1:1 under this agreement. All amounts owed under this line of credit must be repaid not later than December 15, 2007.
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
Our Series B Preferred Stock prohibits payment of dividends to the holders of any other capital stock unless and until we have paid dividends accrued on the Series B Preferred Stock, which pays an annual cumulative dividend of 4% of the original issue price. At the option of the Series B Preferred Stock holders, such dividends are payable in additional shares of Series B Preferred Stock rather than cash. For the six months ended March 31, 2006 and 2005, the Company issued 34,295 and 33,496 shares, respectively, of Series B Preferred Stock to Trident for payment of accrued stock dividends. We are further restricted from dividend payments by our primary lender.
Related Party Transactions
The Company historically purchased a significant portion of the hardware components for its products from Phoenix International Corporation (Phoenix), a wholly owned subsidiary of Deere & Company. John Deere Special Technologies Group, Inc., our largest shareholder, is also a subsidiary of Deere & Company. Payments by the Company to Phoenix totaled approximately $0 and $1,620,000 during the three months ended March 31, 2006 and 2005, and $3,206,000 and $3,660,000 during the six months ended March 31, 2006 and 2005. All transactions between Phoenix and the Company have been and will be on terms negotiated at “arms length”. The Company ceased purchasing hardware components from Phoenix on October 31, 2005. As of March 31, 2006 the Company had no payable outstanding for hardware components as compared to $451,000 on September 30, 2005.
Item 3. Controls and Procedures
Evaluation of Disclosure Controls and Procedures and Internal Control over Financial Reporting
On March 31, 2006, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Rule 13a-15(e)). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.
There were no changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     None
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
In the six months ended March 31, 2006, the Company issued 34,295 shares of Series B Preferred Stock as a dividend on its outstanding Series B Preferred Stock (all of which is held by Trident). No underwriter or placement agent was involved and there were no cash proceeds from the issuances. The Company relied on the exemption from registration provided by Section 4(2) of the Securities Act for these issuances.
Item 3. Defaults upon Senior Securities and Small Business Issuer Purchases of Equity Securities
     None
Item 4. Submission of Matters to a Vote of Security Holders
     The annual meeting of shareholders of the Company was held on February 8, 2006. As of the record date, January 3, 2006, there were 7,618,030 shares of common stock and 3,013,391 shares of Series B and Series C Preferred Stock of the Company (which votes as if converted to Common Stock on 1 for 1 basis) entitled to vote at the meeting. There were in attendance at the meeting in person or by proxy holders of approximately 9.5 million shares of voting stock, which is equivalent to approximately 90% of the total number of eligible voting shares of the Company issued and outstanding.
Matters voted upon and the results thereof are as follows:
1.	The number of directors was set at six (6), and six (6) directors (including Christopher P. Marshall, who was elected by the holders of the Series B Preferred Stock, voting separately by ballot as a class) were elected to serve for a one-year term expiring when their successors are elected and qualified at the annual meeting in 2007.

	For	Withheld
Stephen A. Lawrence	8,827,009	710,307
Craig S. Fawcett	8,772,208	765,108
Carl M. Fredericks	8,833,398	703,918
Roger W. Kleppe	8,836,298	701,018
Charles R. Stamp, Jr.	8,769,708	767,608
Christopher P. Marshall	1,744,355	-0–
2.	Approval of Amendment to 2002 Long-Term Incentive and Stock Option Plan to increase the number of shares reserved for issuance under the Plan from 750,000 to 1,250,000.

For 6,388,416 Against 972,097 Abstain 21,293 Broker Non-Vote 2,155,510

3.	Approval of Amendment to 2002 Long-Term Incentive and Stock Option Plan to require all options and awards to be granted with a price of not less than 100% of the fair market value of the underlying common stock as of the date of grant.

For 7,302,499 Against 58,139 Abstain 21,268 Broker Non-Vote 2,155,510

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

Dated: May 12, 2006	XATA Corporation
(Registrant)

	by:	/s/ Mark E. Ties

Mark E. Ties
Chief Financial Officer
(Signing as Principal Financial and Accounting
Officer, and as Authorized Signatory of Registrant)