Form 10QSB
period 2006-06-30
XATA CORP /MN/
filed 2006-08-14
CIK 854398

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-QSB

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2006 or

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
As of August 03, 2006, the following securities of the Registrant were outstanding: 7,972,050 shares of Common Stock, $.01 par value per share, 1,779,147 shares of Series B Preferred Stock and 1,269,036 shares of Series C Preferred Stock.
Transitional Small Business Disclosure Format (Check One): Yes ☐ No ☑

XATA Corporation
Index

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

XATA CORPORATION
BALANCE SHEETS
(Unaudited)

	June 30,	September 30,
	2006	2005
ASSETS
Current Assets
Cash and cash equivalents	$8,270,000	$6,473,000
Accounts receivable, less allowances for doubtful accounts and sales returns of $375,000 and $315,000	4,844,000	7,812,000
Inventories	1,695,000	1,257,000
Deferred product costs	3,706,000	4,671,000
Prepaid expenses	343,000	204,000

Total current assets	18,858,000	20,417,000

Equipment and leasehold improvements, net	2,282,000	1,085,000
Deferred product costs, net of current portion	2,163,000	1,002,000

Total assets	$23,303,000	$22,504,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Bank line of credit	$—	$1,800,000
Current portion of long-term obligations	113,000	—
Accounts payable	2,513,000	2,387,000
Accrued expenses	2,461,000	2,171,000
Deferred revenue	6,730,000	7,774,000

Total current liabilities	11,817,000	14,132,000

Long-term obligations, net of current portion	91,000	—
Deferred revenue, net of current portion	6,276,000	3,335,000

Total liabilities	18,184,000	17,467,000

Shareholders’ Equity
Preferred stock, no par, 5,000,000 shares authorized:
Series B, 4% convertible, 2,250,000 shares designated; 1,779,000 and 1,710,000 shares issued and outstanding	4,579,000	4,260,000
Series C, convertible, 1,400,000 shares designated; 1,269,000 shares issued and outstanding	4,845,000	4,845,000
Common stock, par value $0.01 per share; 25,000,000 shares authorized; 7,954,000 and 7,549,000 shares issued and outstanding	80,000	76,000
Additional paid-in capital	23,133,000	21,458,000
Deferred stock based compensation	(1,401,000)	(1,007,000)
Accumulated deficit	(26,117,000)	(24,595,000)

Total shareholders’ equity	5,119,000	5,037,000

Total liabilities and shareholders’ equity	$23,303,000	$22,504,000

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

XATA Corporation
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Net sales	$7,447,000	$4,865,000	$22,288,000	$13,719,000

Costs and expenses
Cost of goods sold	4,437,000	2,494,000	12,739,000	7,382,000
Selling, general and administrative	2,784,000	2,645,000	8,476,000	7,078,000
Research and development	880,000	854,000	2,447,000	2,987,000

	8,101,000	5,993,000	23,662,000	17,448,000

Operating loss	(654,000)	(1,128,000)	(1,374,000)	(3,738,000)

Non-operating income
Interest income	48,000	16,000	75,000	58,000
Other	47,000	13,000	54,000	27,000

	95,000	29,000	129,000	85,000

Net loss before income taxes	(559,000)	(1,099,000)	(1,245,000)	(3,653,000)

Income tax expense	—	—	—	—

Net loss	(559,000)	(1,099,000)	(1,245,000)	(3,653,000)

Preferred stock dividends	(45,000)	(43,000)	(133,000)	(125,000)
Preferred stock deemed dividend	(92,000)	(58,000)	(144,000)	(167,000)

Loss to common shareholders	$(696,000)	$(1,200,000)	$(1,522,000)	$(3,946,000)

Loss per common share — basic and diluted:
Loss to common shareholders	$(0.09)	$(0.17)	$(0.21)	$(0.55)

Weighted average common and common share equivalents
Basic and Diluted	7,539,000	7,262,000	7,415,000	7,188,000

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

XATA CORPORATION
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
PERIODS ENDED JUNE 30, 2006 AND SEPTEMBER 30, 2005

			Series B		Series C		Additional	Defered
	Common Stock		Preferred Stock		Preferred Stock		Paid-In	Stock-Based	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Compensation	Deficit	Total

Balance, September 30, 2004	7,254,000	$73,000	1,643,000	$3,923,000	—	$—	$19,499,000	$(499,000)	$(17,860,000)	$5,136,000
Common stock issued on exercise of options	118,000	1,000	—	—	—	—	404,000		—	405,000
Issuance of restricted shares of common stock	197,000	2,000	—	—	—	—	1,016,000	(1,018,000)	—	—
Amortization of deferred stock based compensation	—	—	—	—	—	—	—	435,000	—	435,000
Elimination of deferred compensation related to terminated employees	—	—	—	—	—	—	(75,000)	75,000	—	—
Forfeiture of restricted shares of common stock	(20,000)	—	—	—	—	—	—	—	—	—
Issuance of common stock warrants	—	—	—	—	—	—	25,000	—	—	25,000
Issuance of preferred stock and warrants	—	—	—	—	1,269,000	4,426,000	589,000	—	—	5,015,000
Preferred stock dividends	—	—	67,000	170,000	—	—	—	—	(169,000)	1,000
Preferred stock deemed dividends	—	—	—	167,000	—	419,000	—	—	(586,000)	—
Net loss	—	—	—	—	—	—	—	—	(5,980,000)	(5,980,000)

Balance, September 30, 2005	7,549,000	$76,000	1,710,000	$4,260,000	1,269,000	$4,845,000	$21,458,000	$(1,007,000)	$(24,595,000)	$5,037,000

Common stock issued on exercise of options	241,000	2,000	—	—	—	—	844,000		—	846,000
Issuance of restricted shares of common stock	199,000	2,000	—	—	—	—	964,000	(966,000)		—
Amortization of deferred stock based compensation								414,000		414,000
Elimination of deferred compensation related to terminated employees							(158,000)	158,000		—
Forfeiture of restricted shares of common stock	(35,000)									—
Issuance of common stock warrants							25,000			25,000
Preferred stock dividends			69,000	175,000					(133,000)	42,000
Preferred stock deemed dividends				144,000					(144,000)	—
Net loss									(1,245,000)	(1,245,000)

Balance, June 30, 2006	7,954,000	$80,000	1,779,000	$4,579,000	1,269,000	$4,845,000	$23,133,000	$(1,401,000)	$(26,117,000)	$5,119,000

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

XATA Corporation
STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	June 30,
	2006	2005

Cash provided by (used in) operating activities
Net loss	$(1,245,000)	$(3,643,000)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization of equipment and leasehold improvements	303,000	190,000
Issuance of warrants for services rendered	25,000	25,000
Deferred compensation recognized	414,000	315,000
Changes in assets and liabilities:
Accounts receivable	2,968,000	1,959,000
Inventories	(438,000)	(554,000)
Deferred product costs	(196,000)	(2,048,000)
Prepaid expenses	(139,000)	140,000
Accounts payable	126,000	(32,000)
Accrued expenses	332,000	53,000
Deferred revenue	1,897,000	3,468,000

Net cash provided by (used in) operating activities	4,047,000	(127,000)

Cash used in investing activities
Purchase of equipment and leasehold improvements	(695,000)	(417,000)
Additions to software development costs	(593,000)	—

Net cash used in investing activities	(1,288,000)	(417,000)

Cash provided by (used in) financing activities
Net borrowings on bank line of credit	200,000	—
Net payments on bank line of credit	(2,000,000)	233,000
Payments on long-term debt	—	(251,000)
Net borrowings on long-term obligations	49,000	—
Net payments on long-term obligations	(57,000)
Proceeds from options and warrants exercised	846,000	384,000

Net cash provided by (used in) financing activities	(962,000)	366,000

Increase (decrease) in cash and cash equivalents	1,797,000	(178,000)

Cash and cash equivalents
Beginning	6,473,000	5,322,000

Ending	$8,270,000	$5,144,000

Supplemental disclosures of cash flow information
Cash payments for interest	$79,000	$11,000

Supplemental schedule of noncash investing and financing activities
Issuance of restricted stock	$966,000	$1,018,000
Preferred stock deemed dividends	144,000	168,000
Deferred compensation for terminated employees	158,000	75,000
Preferred stock dividends payable	15,000	15,000
Preferred stock dividends paid	175,000	170,000
Equipment purchased under capital lease	212,000	—

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
Software revenue is recognized under SOP 97-2 and SAB 104 when (i) persuasive evidence of an arrangement exists (for example a signed agreement or purchase order), (ii) delivery has occurred, as evidenced by shipping documents or customer acceptance, (iii) the fee is fixed or determinable and payable within twelve months, and (iv) collectibility is probable and supported by credit checks or past payment history. Pursuant to certain contractual arrangements, revenues are recognized for completed systems held at the Company’s warehouse pending the receipt of delivery instructions from the customer. As of June 30, 2006 and September 30, 2005, the Company had approximately $20,000 of systems on hand that had been billed to those customers awaiting specific delivery instructions.
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
Prior to January 1, 2006, certain Company software sales included application service contracts. The terms of those contracts did not meet the delivery requirements of SOP 97-2 and SAB 104 and resulted in the recognition of all revenue ratably over the term of the agreement. During the nine months ending June 30, 2006, the Company changed the terms of all new contracts, such that all the requirements of SOP 97-2 and SAB 104 are met, including delivery. For these new contracts, revenue is recognized based on the multiple element arrangement accounting described above.

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
Fair Value of Financial Instruments
The carrying amounts of cash and cash equivalents, accounts receivable, and accounts payable approximate fair value because of their short-term maturities. At June 30, 2006, the Company had $0 outstanding under its $5,000,000 revolving credit facility with Silicon Valley Bank. The carrying amount of these borrowings approximates fair value as the rate of interest on the revolving credit facility approximates the current market rate of interest for similar instruments with a comparable maturity.
Inventories
Inventories consist of parts and accessories and finished goods, and are stated at the lower of cost or market. Cost is determined on the standard cost method, which approximates the first-in, first-out method.

Inventories consist of:

	June 30,	September 30,
	2006	2005
Raw materials and subassemblies	$746,000	$686,000
Finished goods	949,000	571,000

Total inventories	$1,695,000	$1,257,000

Equipment and Leasehold Improvements
Equipment is stated at cost and depreciated using the straight-line method over estimated useful lives of approximately three to seven years. Leasehold improvements are amortized over the shorter of the lease term or their estimated useful lives (three to fifteen years).
Equipment and leasehold improvements consist of:

	June 30,	September 30,
	2006	2005
Office furniture and equipment	$2,487,000	$1,661,000
Engineering and manufacturing equipment	561,000	454,000
Capitalized software development costs	877,000	285,000
Leasehold improvements	34,000	59,000

	3,959,000	2,459,000

Less: accumulated depreciation and amortization	(1,677,000)	(1,374,000)

Equipment and leasehold improvements, net	$2,282,000	$1,085,000

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
At June 30, 2006 and September 30, 2005, the Company had an accrual for product warranties of $810,000 and $800,000, respectively.

Shipping Costs
Shipping costs, which are classified as a component of cost of goods sold, were $107,000 and $63,000 for the quarters ended June 30, 2006 and 2005, respectively; and $288,000 and $202,000 for the nine months ended June 30, 2006 and 2005, respectively. Customer billings related to shipping fees are reported as net sales.
Advertising Costs
All advertising costs are expensed as incurred. Advertising costs, which are included in selling, general and administrative expenses, were $53,000 and $79,000 for the quarters ended June 30, 2006 and 2005, respectively; and $130,000 and $163,000 for the nine months ended June 30, 2006 and 2005, respectively. Advertising costs consist primarily of ad campaigns, catalog brochures, promotional items and trade show expenses.
Research and Development Costs
Certain research and development expenses are charged to expense as incurred. Such expenses include product development costs and costs related to the Company’s internally developed software systems, which have not met the capitalization criteria of Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use (SOP 98-1). During the quarter and nine months ended June 30, 2006, $118,000 and $593,000, respectively, of research and development costs were capitalized in accordance with Statement of Financial Accounting Standards SFAS No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed. During the quarter and nine months ended June 30, 2005 no research and development costs were capitalized in accordance with SFAS No. 86.
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
Reclassifications
Certain reclassifications have been made to the quarter and nine months ended June 30, 2005 financial statement presentation to conform to the quarter and nine months ended June 30, 2006 presentation. These reclassifications had no effect on net loss to common shareholders or shareholders’ equity.

Recently Issued Accounting Standards
Share-Based Payment (Statement 123)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Net loss to common shareholders, as reported	$(696,000)	$(1,200,000)	$(1,522,000)	$(3,946,000)
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	(1,000)	(21,000)	(61,000)	(135,000)

Pro forma net loss	$(697,000)	$(1,221,000)	$(1,583,000)	$(4,081,000)

Basic and diluted net loss to common shareholders per common share
As reported	$(0.09)	$(0.17)	$(0.21)	$(0.55)
Pro forma	(0.09)	(0.17)	(0.21)	(0.57)
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
Rental expense, including common area costs and net of rental income, was $71,000 and $63,000 for the quarters ended June 30, 2006 and 2005; and $195,000 and $186,000 for the nine months ended June 30, 2006 and 2005.
Reseller Commitment
On October 11, 2002, the Company entered into a U.S. Value Added Reseller Agreement with ORBCOMM LLC. Pursuant to this agreement, the Company is authorized to resell certain satellite communication services in conjunction with its products. In exchange for favorable pricing, the Company has committed to certain volume minimums. On March 30, 2004, the Company and ORBCOMM amended this agreement by revising certain commitment dates. As of June 30, 2006 the Company is in compliance with all of its commitments under this agreement. On July 31, 2006, the Company entered into a new International Value Added Reseller Agreement with ORBCOMM LLC. The Company has committed to certain volume minimums in exchange for favorable pricing in this agreement also.
401(k) Plan
The Company has a 401(k) plan covering substantially all employees and the plan is operated on a calendar year basis. The Company provides an employer matching contribution equal to 50% of an employee’s contribution for employee deferrals of up to 6% of their compensation. Matching contributions were $35,000 and $16,000 for the quarters ended June 30, 2006 and 2005, respectively; and $74,000 and $46,000 for the nine months ended June 30, 2006 and 2005, respectively.
Note 3. Bank Line of Credit
On December 17, 2004 the Company established a $2.0 million line of credit with Silicon Valley Bank. Advances under the line of credit accrue interest at the prime rate, which was 8.25% as of June 30, 2006. On December 16, 2005 the Company amended this debt facility and increased the size of the facility to $5.0 million. The line is subject to borrowing base requirements and is collateralized by substantially all the assets of the Company. The Company is required to meet a quick ratio level of no less than 1:1 under this agreement. All amounts owed under this line of credit must be repaid not later than December 15, 2007.
Note 4. Loss Per Share
Basic loss per share is computed based on the weighted average number of common shares outstanding by dividing loss applicable to common shareholders by the weighted average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur if securities or other obligations to issue common stock such as options, warrants or convertible preferred stock, were exercised or converted into common stock that then shared in the earnings of the Company. For all periods presented, diluted loss per share is equal to basic loss per share because the effect of including such securities or obligations would have been anti-dilutive.
At June 30, 2006 and 2005, the Company had options and warrants outstanding to purchase a total of 1,341,000 and 1,216,000 shares of common stock, at a weighted-average exercise price of $3.59 and $3.47, respectively. For all periods presented, diluted loss per share is equal to basic loss per share because the company incurred net losses and the inclusion of potential common shares in the calculation of diluted loss per common share would have an anti-dilutive effect.
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
For the nine months ended June 30, 2006 and 2005, the Company issued 69,000 and 67,000 shares, respectively, of Series B Preferred Stock to Trident for payment of accrued dividends. Based on the market value of the Company’s common stock on the date of the dividend payment, the payment of the dividend in additional shares of Series B Preferred Stock resulted in a non-cash dividend of $144,000 and $167,000, for the nine months ended June 30, 2006 and 2005, respectively.
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
Series C
In August 2005, the Company’s Board of Directors authorized the sale of up to 1,400,000 shares of Series C Preferred Stock through a private placement. Pursuant to a Stock Purchase Agreement entered into in September 2005 with Trident, the Company sold 1,269,000 shares of Series C Preferred Stock for $5,015,000, or $3.94 per share. Each share of the Series C Preferred Stock is convertible into one share of the Company’s common stock. The price per share of Series C Preferred Stock and the conversion price for the common stock is equal to the “market value” of the common stock (as defined in the rules of the Nasdaq Stock Market) on the date of execution of the definitive agreements. The Series C Preferred Stock does not pay a dividend, unless the Company declines to redeem the stock upon demand of the holders after an Acceleration Event (as defined in the Certificate of Designation of the Series C Preferred Stock). In that case, the Series C Preferred Stock pays an annual cumulative dividend of 4% of the original issue price (payable in cash). The Series C Preferred Stock has a non-participating liquidation right equal to the original issue price, plus accrued unpaid dividends which are senior to our common stock and junior to the Series B Preferred Stock. The Company may redeem the Series C Preferred Stock at its option after five years from the date of issuance at the original issue price, plus accrued unpaid dividends, if the market value of the common stock is at least three times the then effective conversion price for a specified period.
Restricted Stock Awards
The Company currently grants restricted shares of common stock rather than stock options as part of its long-term incentive compensation to employees. For the nine months ended June 30, 2006 and 2005 the Company granted 199,000 and 185,000 restricted shares of common stock to employees, and 35,000 and 20,000 shares of restricted stock were forfeited by employees who left the Company. Each grant of restricted shares vests over three years and shares granted may be sold once vested.
The Company recognizes deferred compensation expense ratably over the vesting period of the restricted stock. Deferred compensation expense was $94,000 and $119,000 for the three months ended June 30, 2006 and 2005, respectively; and $414,000 and $315,000 for the nine months ended June 30, 2006 and 2005, respectively. The Company adjusted previously recorded deferred compensation expense for the periods beginning in fiscal year 2004 through June 2006 due to a change in estimated expected forfeitures of restricted stock awards. This cumulative effect on current and prior periods was recognized in the current period resulting in a $100,000 reduction of deferred compensation expense.
Common Stock Warrants
The Company has, on occasion, issued warrants for the purchase of common stock to directors, consultants and placement agents. Compensation expense associated with the warrants has not been material.
The following tables summarize information relating to outstanding stock warrant as of June 30, 2006 and September 30, 2005:

		Weighed-Average	Weighted Average
Date	Warrants Outstanding	Exercise Price	Remaining Life
June 30, 2006	1,028,000	$3.44	3.14 years
September 30, 2005	1,019,000	$3.43	3.83 years
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
As a fully hosted service, XATA hosts and manages the Web-based applications at its customer’s request and maintains the customer databases associated with them. It provides asset tracking with real-time visibility of drivers, vehicles and deliveries. It delivers a low cost of entry and the frees customers from having to monitor and manage software. All applications are securely accessible via the internet with a standard Web browser.
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
Hardware and software revenue is recognized under SOP 97-2 and SAB 104 when (i) persuasive evidence of an arrangement exists (for example a signed agreement or purchase order), (ii) delivery has occurred, as evidenced by shipping documents or customer acceptance, (iii) the fee is fixed or determinable and payable within twelve months, and (iv) collectibility is probable and supported by credit checks or past payment history. Pursuant to certain contractual arrangements, revenues are recognized for completed systems held at the Company’s warehouse pending the receipt of delivery instructions from the customer. As of June 30, 2006 and September 30, 2005, the Company had approximately $20,000 of systems on hand that had been billed to those customers awaiting specific delivery instructions.

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
Prior to January 1, 2006, certain Company software sales included application service contracts. The terms of those contracts did not meet the delivery requirements of SOP 97-2 and SAB 104 and resulted in the recognition of all revenue ratably over the term of the agreement. During the nine months ending June 30, 2006, the Company changed the terms of all new contracts, such that all the requirements of SOP 97-2 and SAB 104 are met, including delivery. For these new contracts, revenue is recognized based on the multiple element arrangement accounting described above.
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
Results of Operations for the three and nine months ended June 30, 2006 and 2005
The following table sets forth certain Statements of Operations data as a percentage of net sales:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Net sales	100%	100%	100%	100%
Gross profit	40%	33%	43%	31%
Selling, general and administrative	37%	38%	38%	36%
Research and development	12%	18%	11%	22%
Operating loss	-9%	-23%	-6%	-27%
Net income (loss)	-8%	-23%	-6%	-27%
Net Sales
Net sales increased 52.2% to $7.4 million for the three months ended June 30, 2006 compared to $4.9 million from the same period in 2005, and 62.2% to $22.3 million for the nine months ended June 30, 2006 compared to $13.7 million from the same period in 2005.
Net sales derived from our OpCenter product line decreased 5.6% to $3.2 million for the three months ended June 30, 2006 compared to $3.3 million from the same period in 2005, and increased 7.2% to $11.5 million for the nine months ended June 30, 2006 compared to $10.8 million from the same period in 2005.
Recognized sales of XATANET equipment and services increased 180% to $4.2 million for the three months ended June 30, 2006 compared to $1.6 million from the same period in 2005, and 263% to $10.8 million for the nine months ended June 30, 2006 compared to $2.9 million from the same period in 2005. XATANET system sales were 58 and 48 percent of total net sales for the three and nine months ended June 30, 2006, compared to 31 and 22 percent from the same periods in 2005. The 178% growth in recognized XATANET equipment sales in the quarter is associated with the following: (i) a 123% increase in XATANET systems sold in the quarter ended June 30, 2006 versus the same period last year and (ii) the change in our XATANET contract terms, which now meets the revenue recognition requirements for immediate revenue recognition related to the software and hardware components of a sale for most new system sales. The effect of this change was additional revenue of $804,000 and $1,246,000 for the three and nine months ended June 30, 2006, respectively. The 194% growth in recognized XATANET subscription sales is due to a larger subscriber base in the quarter ended June 30, 2006 in comparison to the quarter ended June 30, 2005.
The Company ended the third quarter of fiscal 2006 with $13.0 million of deferred revenue in comparison to $7.6 million at the end the third quarter of fiscal 2005. Revenue associated with XATANET systems that are not under the Company’s new contract format will continue to be recognized over the initial term of each subscription rather than at the time of delivery. XATANET subscription terms are a minimum of twelve months.

Cost of Goods Sold
Cost of goods sold includes the direct product costs associated with fulfilling customer orders, warranty costs related to previously sold systems, communication and facility costs, product repair and refurbishment costs, and expenses associated with the enhancement of released products. Total cost of goods sold increased $1.9 million to $4.4 million for the three months ended June 30, 2006 compared to $2.5 million for the same period in 2005, driven by increased XATANET system and subscription sales. Gross margin on systems sold decreased 8.3 percentage points to 40.4 percent for the quarter ended June 30, 2006 versus 48.7 percent in the same period last year. Gross margin activity in the third quarter was impacted negatively due to transactions from fiscal 2005 being recognized as part of our accounting for deferred revenue. We expect cost of XATANET revenue to decrease as a percentage of sales during the next 12 months, primarily resulting from product design, manufacturing improvements and lower communication and facility costs that are being implemented.
For the nine months ended June 30, 2006 total cost of goods sold increased $5.3 million to $12.7 million compared to $7.4 million for the same period in 2005. The increase was primarily the result of increased OpCenter and XATANET system sales and a 3.4 % decrease in our gross margins on systems for these periods.
Selling, General and Administrative Expenses
Selling, general and administrative expenses consist of employee salaries in our support, sales and administration functions, sales commissions, marketing and promotional expenses, executive and administrative costs, accounting and professional fees, recruiting costs and provision for doubtful accounts. Selling, general and administrative expenses were $2.8 million for the three months ended June 30, 2006 compared to $2.6 million for the same period in 2005. The increase of $200,000 was mainly due to an increase in recruiting costs of $182,000 associated with new sales positions and the Company’s search for a new Chief Executive Officer.
Selling, general and administrative expenses were $8.5 million for the nine months ended June 30, 2006 compared to $7.1 million for the same period in 2005. The increase of $1.4 million was mainly due to the following: (i) an increase in employee related expenses of $1.0 million due to an increase in headcount which occurred in late fiscal 2005 to support the XATANET product line (ii) an increase in compensation expense associated with restricted stock based compensation of $99,000 associated with the Company’s long-term incentive program and (iii) an increase in recruiting costs of $235,000 associated with new sales positions and the Company’s searches for a new Chief Executive Officer and a Chief Operating Officer.
Research & Development Expenses
Research and development expenses consist of employee salaries and expenses related to development personnel and consultants, as well as expenses associated with software and hardware development. Research and development expenses were $880,000 for the three months ended June 30, 2006 compared to $854,000 for the same period in 2005. The increase of $26,000 was mainly due to an increase in research and development prototype costs. $118,000 of software development costs were capitalized for the three months ended June 30, 2006. These costs were capitalized after the establishment of technological feasibility occurred consistent with FAS 86. These costs will be amortized to cost of goods sold over the anticipated useful life of the product which, is determined based upon its anticipated future net revenues.
Research and development expenses were $2,447,000 for the nine months ended June 30, 2006 compared to $2,987,000 for the same period in 2005. The decrease of $540,000 was mainly due to the capitalization of $593,000 of software development costs.
Non-operating Income (Expense)
Non-operating income increased $66,000 to $95,000 from $29,000 for the three months ended June 30, 2006 and 2005, respectively. For the nine months ended June 30, 2006 non-operating income increased $44,000 to $129,000 from $85,000 for the nine months ended June 30, 2005. The increases were associated with the reconciliation of credit balances in accounts receivable.

Income Taxes
No income tax benefit or expense was recorded in the first nine months of fiscal 2006 or fiscal 2005. Because we have had continued operating losses and do not have objectively verifiable positive evidence of future taxable income as prescribed by SFAS No. 109, we concluded that a full valuation allowance was appropriate. Realization of deferred tax assets is dependent on future taxable income during the periods when deductible temporary differences and carryforwards are expected to be available to reduce taxable income. The amount of the net deferred tax asset considered realizable could be increased in the future if we return to profitability and actual future taxable income is higher than currently estimated. At September 30, 2005, we had federal net operating loss carryforwards of approximately $21.3 million.
Net Income (Loss) to Common Shareholders
We generated a net loss to common shareholders of $696,000 and $1,522,000 for the three and nine months ended June 30, 2006, compared to a net loss to common shareholders of $1,200,000 and $3,936,000 for the three and nine months ended June 30, 2005. For both periods the difference between net loss applicable to common shareholders and net loss relates to the Series B Preferred Stock paid dividends and deemed dividends.
Liquidity and Capital Resources
As of June 30, 2006, we held $8.3 million in cash and cash equivalents, and working capital totaled $7.0 million.
Cash provided by operating activities for the nine months ended June 30, 2006 was $4.0 million compared to cash used in operating activities of $127,000 for the same period in 2005. Cash provided by operating activities for the nine months ended June 30, 2006 resulted primarily from working capital changes of $5.2 million offsetting our net loss of $1.2 million.
Accounts receivable was $4.8 million at June 30, 2006, a decrease of approximately $3.0 million from $7.8 million at September 30, 2005. This decrease was driven by strong cash receipts in the first nine months of fiscal 2006. Deferred revenue was $13.0 million at June 30, 2006, an increase of approximately $1.9 million from $11.1 million at September 30, 2005. This increase was driven by strong XATANET systems sales to customers that are not under the Company’s new contract format.
Cash used in investing activities of $1,288,000 for the nine months ended June 30, 2006 included $695,000 for purchases of equipment and $593,000 for capitalized software development.
Cash used in financing activities of $962,000 for nine months ended June 30, 2006 included $2.0 million paid on our bank line of credit, partially offset by $200,000 borrowed on the bank line of credit and $846,000 received from the exercise of options and warrants.
On December 17, 2004 we established a $2.0 million line of credit with Silicon Valley Bank. Advances under the line of credit accrue interest at the prime rate, which was 8.25% as of June 30, 2006. On December 16, 2005 the Company amended this debt facility and increased the size of the facility to $5.0 million. The line is subject to borrowing base requirements and is collateralized by substantially all the assets of the Company. The Company is required to meet a quick ratio level of no less than 1:1 under this agreement. All amounts owed under this line of credit must be repaid not later than December 15, 2007.
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

Our Series B Preferred Stock prohibits payment of dividends to the holders of any other capital stock unless and until we have paid dividends accrued on the Series B Preferred Stock, which pays an annual cumulative dividend of 4% of the original issue price. At the option of the Series B Preferred Stock holders, such dividends are payable in additional shares of Series B Preferred Stock rather than cash. For the nine months ended June 30, 2006 and 2005, the Company issued 69,087 and 66,756 shares, respectively, of Series B Preferred Stock to Trident for payment of accrued stock dividends. We are further restricted from dividend payments by our primary lender.
Related Party Transactions
The Company historically purchased a significant portion of the hardware components for its products from Phoenix International Corporation (Phoenix), a wholly owned subsidiary of Deere & Company. John Deere Special Technologies Group, Inc., our largest shareholder, is also a subsidiary of Deere & Company. Payments by the Company to Phoenix totaled approximately $0 and $1,620,000 during the three months ended June 30, 2006 and 2005, and $3,206,000 and $5,300,000 during the nine months ended June 30, 2006 and 2005. All transactions between Phoenix and the Company were on terms negotiated at “arms length”. The Company ceased purchasing hardware components from Phoenix on October 31, 2005. As of June 30, 2006 the Company had no payable outstanding for hardware components as compared to $451,000 on September 30, 2005.
Item 3. Controls and Procedures
Evaluation of Disclosure Controls and Procedures and Internal Control over Financial Reporting
On June 30, 2006, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Rule 13a-15(e)). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.
There were no changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect such controls.
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

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
None
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
In the nine months ended June 30, 2006, the Company issued 69,087 shares of Series B Preferred Stock as a dividend on its outstanding Series B Preferred Stock (all of which is held by Trident). No underwriter or placement agent was involved and there were no cash proceeds from the issuances. The Company relied on the exemption from registration provided by Section 4(2) of the Securities Act for these issuances.
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

Dated: August 14, 2006	XATA Corporation (Registrant)
	by:	/s/ Mark E. Ties
Mark E. Ties
Chief Financial Officer (Signing as Principal Financial and Accounting Officer, and as Authorized Signatory of Registrant)