Form 10KSB
period 2006-09-30
XATA CORP /MN/
filed 2006-12-21
CIK 854398

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-KSB
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: September 30, 2006

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
Common Stock, $.01 par value

(Title of Class)
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
State issuer’s revenues for its most recent fiscal year: $30,629,000
The aggregate market value of the voting stock held by non-affiliates of the registrant was $28,146,000 as of December 13, 2006, based upon the closing sale price on the Nasdaq Capital Market reported for such date. Shares of Common Stock held by each officer and director and by each person who owns 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
There were 8,452,000 shares of the registrant’s Common Stock issued and outstanding as of December 13, 2006.
DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Form 10-KSB incorporates information by reference from the definitive Proxy Statement for the Annual Meeting of Shareholders to be held on February 7, 2007 to the extent stated herein. Except with respect to information specifically incorporated by reference in this Form 10-KSB, the Proxy Statement is not deemed to be filed as a part of this Report. It is anticipated that the definitive Proxy Statement will be filed with the Commission not later than January 12, 2007. In addition, there are incorporated by reference in this Report certain previously filed exhibits identified in Part III, Item 13.

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
PART I
Item 1. Description of Business
About XATA
We are one of the leading providers of fleet management solutions to the truck transportation industry. Our innovative technologies and value-added services enable customers to optimize the utilization of their assets and enhance the productivity of fleet operations across the entire supply chain, resulting in decreased costs, improved compliance with U.S. Department of Transportation regulations, improved customer service and overall business productivity.

Founded in 1985, XATA has leveraged over 20 years of experience developing solutions for North America’s premier private fleets. That knowledge has resulted in a clear understanding of the features and functions that matter most to drivers and fleet operators.
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
In 1999 we introduced OpCenter, a Microsoft Windows-based customer-hosted system that can manage multiple operation centers and users over a wide area network. OpCenter continues to be a leading Fleet Management System for Fortune 1000 private trucking fleets.
In 2004, we introduced XATANET, our next-generation Web-based system. Over the past several years we have invested heavily in product development to bring the XATANET system to market, as well as to develop additional software applications for managing trucks and fleet operations. We believe that XATANET enables us to significantly broaden our penetration of the 3.6 million medium and heavy duty vehicle private fleet transportation market.
In 2000, we formed a strategic alliance with John Deere Special Technologies Group, Inc. (“JDSTG”), a subsidiary of Deere & Company, to enable us to accelerate our product development initiatives and more effectively distribute our new products to both new and existing markets. Deere now owns approximately 16.2 % of our outstanding common stock on a fully diluted basis.
In December 2003, Trident Capital invested approximately $4.1 million in the Company by acquiring 1,613,000 shares of Series B Convertible Preferred Stock. In September 2005, Trident Capital invested an additional $5.0 million by acquiring 1,269,000 shares of Series C Convertible Preferred Stock. On an as if-converted and fully diluted basis, Trident Capital now owns approximately 29.5% of our common stock. Trident Capital, a private equity firm with more than $1.5 billion under management, focuses on investments in the information services and enterprise software sectors. The additional capital has allowed us to continue expanding our product development, distribution and marketing efforts, and provided a strong endorsement of our plans for future growth.
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
We believe the following trends continue to impact the private fleet trucking industry, resulting in increasing competitive pressures and demand for mobile information technology:
•	New technologies: Historical barriers to purchase are diminishing with the affordability, simplicity and acceptance of new wireless communication and internet technologies.

•	Increased operating costs: Driver salaries, fuel, insurance, and other operating costs continue to increase. These trends encourage operators to utilize onboard information systems to control costs and more effectively manage their fleets.

•	Safety and security concerns: Since the terrorist attacks of September 11, 2001, public authorities and fleet operators have become more acutely interested in technology solutions to increase the safety and security of their drivers and cargo. This is especially true for companies transporting petroleum products and other hazardous loads.

•	E-commerce: As companies increasingly rely on just-in-time inventory management and seek to control and monitor inventories throughout their entire supply chain, they demand better service and increased capabilities from their trucking operators and vendors. In addition, as companies increasingly adopt Internet technologies to reduce communication costs, paperwork and processing times, trucking operators are adopting technology to comply with the operating processes and systems of their customers. This trend encourages integration of onboard computers with the host information systems of trucking fleet operators.

•	Government regulations: U.S. Department of Transportation (DOT) driver log requirements have become more stringent. The Federal Motor Carrier Safety Administration (FMCSA), an administration within the DOT, implemented new driver hours-of-service rules in January 2004, tightening driver work rules. These rules were challenged in federal court and the FMSCA issued revised rules effective October 1, 2005. The revised regulations became enforceable after a period of transitional compliance on January 1, 2006. The FMCSA is currently evaluating the benefit of Electronic Onboard Recorders (EOBR’s) to increase hours-of-service compliance, and in turn, highway safety. We believe computer generated driver logs may eventually be mandated by federal or state governments.
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
If organizations chose to have XATA host the service, we will manage the Web-based applications and maintain the customer databases associated with them. XATANET will provide asset tracking with real-time visibility of drivers, vehicles and deliveries. It delivers a low cost of entry and the freedom from customers having to monitor and manage software. All applications are securely accessible via the internet with a standard Web browser.
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
A XATANET solution is comprised of four primary components as described below:
Onboard Hardware
XATA Application Modules (XAM) — Rugged, mobile computing platforms including GPS and wireless communications hardware that collect, store and intelligently manage data communications. The XAM connects to the engine gathering vehicle and diagnostic information onboard. In conjunction with interactive driver displays, the XAM unifies communication between fleet management, vehicles, and drivers. Using our powerful onboard applications, all of the vehicle information can be delivered immediately to the driver display or reported back to fleet management, based on user defined preferences.

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
OpCenter Fleet Management System
Our OpCenter system enables managers to achieve measurable fleet performance and productivity improvements by integrating onboard technology into the fleet management process. The OpCenter system consists of a Driver Computer, Driver Key, Data Station and our OpCenter Fleet Management Software hosted and managed by the customer. Our XAM can also be used in various hardware configurations in replacement of a Driver Key.
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

When integrated with optional satellite, digital cellular or 802.11b Wi-Fi wireless communications via our XAM, OpCenter provides immediate access to critical onboard information. Its real-time notification is triggered by user-defined onboard conditions, ensuring that only critical information is reported to fleet management. Detecting and processing of exception conditions only improves operating efficiency while minimizing recurring communication charges.
Target Markets
There are approximately 8.1 million commercial trucks operating in the United States, of which 6.6 million are operated by private fleets and 1.5 million are operated by for-hire carriers. While most of our current customers fall into a portion of the private fleet category, we believe that our new fleet management products will enable us to enter other segments of the commercial trucking industry.
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
We believe our historic target market segment has comprised approximately 300,000 vehicles. We believe our introduction of XATANET will allow us to significantly expand our addressable market to a much larger portion of the private fleet sector, including smaller fleets, large decentralized fleets and fleets in new vertical markets. Specifically, smaller fleets and decentralized fleets are able to purchase individual XATANET software application packages that target their specific information needs and use our Internet-based host system to collect, process and present their data. We believe these fleets represent a significant new market opportunity. We view the total 6.6 million commercial trucks in this segment as our target market going forward, with particular emphasis on fleets operating medium and heavy duty trucks, estimated at 3.6 million vehicles.
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
Major Customers
In fiscal 2006, we had sales with customers (hereinafter referred to as “Customer A” and “Customer B”) who each accounted for approximately 18% of fiscal 2006 revenue. No other customer accounted for 10% or more of revenue in fiscal 2006 or 2005.

Our systems have been installed in approximately 54,000 trucks at over 1,800 distribution centers. Our customers include Fortune 500 companies and other large organizations, including Allegiance Healthcare Corporation, Baxter Healthcare Corporation, Bi-Lo, LLC, The BOC Group plc, Core-Mark International, CVS Pharmacy, Eby-Brown Company, Foster Farms Dairy, Hannaford Trucking Co., The Kroger Co., McLane Company, Publix Super Markets, Inc., Penske Corporation, Perlman Rocque, Ryder System Inc., Safeway, Inc., Supervalu, Inc., Toys “R” Us, Inc., Unisource Worldwide, Inc., United Natural Foods, Inc., the United States Postal Service, Whirlpool Corporation and xpedx (a division of International Paper Company).
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
Indirect Sales Channel
Distribution relationships with leading truck leasing companies such as Penske Truck Leasing Co., L.P. (a partnership of Penske Corporation and GE Capital) and NationaLease Purchasing Corporation (an affiliate of National Truck Leasing System) are the basis of our indirect sales channel. In our arrangement with Penske, Penske integrates our XATANET web-based system into its full-service lease program through a private labeled offering named Fleet I.Q. NationaLease also offers XATANET to its large base of lease customers in a joint go-to-market strategy with us.
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
Competition
Competition in the mobile resource management system industry continues to increase at a rapid pace as businesses and governments realize the number of benefits organizations can achieve. We face strong competition for our solutions, and this competition is expected to continue to increase in the future. We compete primarily on the basis of functionality, ease of use, quality, price, service availability and corporate financial strength. As the demand by businesses for mobile resource management solutions increases, the quality, functionality and breadth of competing products and services will likely improve and new competitors will likely enter our market. In addition, the widespread adoption of industry standards may make it easier for new market entrants or existing competitors to improve their existing products and services, to offer some or all of the products and services we offer or may offer in the future, or to offer new products and services that we do not offer. We also do not know to what extent network infrastructure developers and wireless network operators will seek to provide integrated wireless communications, Global Positioning Systems, software applications, transaction processing, and Internet solutions, including access devices developed internally or through captive suppliers.
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
Communication Providers
We have established relationships with Sprint/Nextel (Sprint) and Orbcomm LLC (Orbcomm) to provide wireless connectivity between our subscribers and our host system. We contract directly with Sprint and Orbcomm for the provision of wireless communications, which are bundled with our solutions. We are continuing to expand this category and look to add additional partners in the upcoming 12 — 18 months.
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
We also have a relationship with NationaLease Purchasing Corporation, whereby NationaLease offers XATANET to its truck leasing customers in a joint go-to-market strategy with us. NationaLease is a consortium of approximately 120 independent truck leasing companies with a total fleet of 65,000 vehicles.
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

We have relationships with other companies that manufacture components for our solutions as well. All of our suppliers have entered into confidentiality agreements with respect to our proprietary technology. We believe our current suppliers can provide production volumes to meet our anticipated increases in product demand and we are not aware of any difficulty experienced by our suppliers in obtaining raw materials for manufacture.
Patents, Trademarks, and Copyrights
XATA, XATANET, and OpCenter are trademarks registered with the United States Patent and Trademark office. All computer programs, report formats, and screen formats are protected under United States copyright laws. In addition, we possess a design patent issued by the United States Patent and Trademark Office that covers the design of our Driver Computer display, and have patent applications pending on other technologies. We also claim trademark and trade name protection for the following: XATA MobileSync, and SmartCom. We have trademark applications pending with the United States Patent and Trademark Office for XATA MobileSync. We have patents pending for XATA Data Conduit, Portable Storage Module, and Environmental Condition Monitoring of a Container. We protect and defend our intellectual property rights vigorously.
Research and Development
We concentrate our research and development activities on hardware and software solutions for our customers. Our U.S. research and development activities are supplemented by third party resources we contract in Belarus. To enhance our existing solutions and to introduce new solutions to our existing and potential customers, we focus on the following key areas:
•	Software. We intend to continue to develop our software applications by offering new features while enhancing existing features. For example, in August 2006, we announced the availability of XATANET 3.2, the latest version of our on-demand fleet management system that offers a new automated dashboard for key performance metrics and point-and-click scheduled reporting for information distribution.

•	Hardware. We intend to continue to develop and release platform upgrades to add new features as well as to enhance existing features. For example, in November 2004, we announced the availability of our Multi-Mode communications platform. An integrated digital cellular (CDMA 1xRTT) and satellite communications platform that delivers both high-speed data download and ubiquitous coverage, eliminating the traditional bandwidth and gap limitations facing fleets trying to efficiently operate in real-time.
Research and development expenses were $3.3 million for fiscal 2006 compared to $3.6 million for fiscal 2005. The decrease of $0.3 million was mainly due to the increase in capitalized software development costs. In addition, we invested approximately $0.3 million in both fiscal 2006 and 2005 on the enhancement of released products. In fiscal 2006 and 2005, we incurred total research and development costs of $4.2 million and $3.9 million, respectively; of which $0.9 million and $0.3 million of software development costs were capitalized in fiscal 2006 and 2005, respectively. These costs were capitalized after the establishment of technological feasibility occurred as required by FAS 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed. These costs will be amortized to cost of goods sold over the anticipated useful life of the product which is determined based upon its anticipated future net revenues.

Employees
As of September 30, 2006, our staff included 101 employees and 21 independent contractors whose primary assignments are approximately as follows: 47 in research and development and information services; 16 in sales and marketing; 35 in customer support; 24 in administrative, finance, purchasing and warehousing.
Executive Officers
John J. Coughlan, Chairman of the Board & Chief Executive Officer
Mr. Coughlan, age 47, has been Chairman and Chief Executive Officer since joining XATA in October 2006. Prior to joining XATA, he was involved in a business consulting practice. He previously served as president and CEO of Lawson Software, Minnesota’s largest software company. Mr. Coughlan joined Lawson Software in 1987 and became CEO in February 2001 prior to the company’s initial public offering in December of 2001. In addition to his responsibilities at XATA, Mr. Coughlan is an active regional business advocate and serves on the board of directors for several local organizations, including Securian Financial Group, Inc. He replaced Craig Fawcett who resigned in September 2006.
Mark E. Ties, Chief Financial Officer & Treasurer
Mr. Ties, age 41, joined XATA in April 2005 as Chief Financial Officer. He is responsible for the Company’s finance, human resources, purchasing, and distribution functions. Before joining XATA, Mr. Ties was the chief financial officer and treasurer at Velocity Express Corporation, where he served as a member of the Company’s executive leadership team and was responsible for the Company’s financial activities including; capital raising activities; SEC compliance; financial planning and analysis; mergers and acquisitions; cash management; back-office process integration; corporate governance practices; and investor relations. Prior to Velocity, he served as a Senior Manager for Ernst & Young LLP in its entrepreneurial services and mergers and acquisitions departments and as a senior financial executive at a number of companies in varied industries. He has extensive financial management experience in the areas of financing, mergers and acquisitions, business integration and financial processes.
Thomas L. Schlick, Chief Operating Officer
Mr. Schlick, age, 56 joined XATA in April 2006 as Chief Operating Officer. As COO, Schlick is responsible for the XATA’s service operations, project management, quality delivery, customer training, and implementation. Prior to joining XATA, Schlick was senior vice president, global service, solutions and sales operations, for DataCard Corporation. At DataCard, Schlick served as a member of the executive leadership team and was responsible for global services activities including; field operations, technical product and software support, sales and service training, program management, depot repair, and call center operations. Prior to DataCard, he served as a senior executive at Rosemount, Inc., a division of Emerson Electric. Schlick has a B.S. in Electrical Engineering and an MBA from the University of Minnesota. He is a Six Sigma Green Belt, a Board Member of Association of Service Management, International and a senior member of the Instrument Society of America.
Thomas N. Flies, Vice President — Business Development
Mr. Flies, age 37, is responsible for the company’s business development, marketing and product management efforts. Mr. Flies joined XATA in 1990 and has served in various roles in sales, marketing, and product development including Sr. Vice President of Product Development where he led the development and introduction of XATA’s OpCenter product line. He was named Vice President of Business Development in 2002 to focus on developing and marketing XATANET to truck leasing companies. In his role, Mr. Flies is responsible for developing product and marketing strategies and programs that drive revenue growth and establish strong brand awareness. Mr. Flies is a member of the National Private Truck Council (NPTC), American Trucking Association (ATA), Truck Rental and Leasing Association (TRALA) and the Council of Supply Chain Management Professionals (CSCMP).
Investment Considerations and Risk Factors
We do not have a long or stable history of profitable operations. The Company’s net losses to common shareholders for the fiscal years 2006 and 2005 were $2.1 million and $6.7 million, respectively. The respective periods’ net losses were $1.8 million and $6.0 million. Additional amounts of $0.3 million and $0.7 million, resulting from beneficial conversion charges and preferred stock dividends increased such respective period losses to the aforementioned levels of net losses to common shareholders.
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

JDSTG and Trident Capital, who are represented on our Board of Directors, individually and together own enough stock to exert significant influence over XATA. As of December 13, 2006, JDSTG owned approximately 16.2% and Trident Capital owned approximately 29.5% of our common stock on an as-converted basis, and Trident has the ability to increase its ownership significantly through exercising warrants. In addition, JDSTG is entitled to name up to three representatives to our Board of Directors and Trident is entitled to name up to two representatives. Trident is entitled to vote its Series B Preferred Stock and Series C Preferred Stock as if converted to common stock and to vote as a separate class (to the exclusion of the holders of common stock) on the election of its two director nominees. Both JDSTG and Trident benefit from certain restrictive covenants of XATA in connection with their equity investments in the Company. The combination of stock ownership and Board of Director representation enables these shareholders, individually and together, to a greater degree, to exercise significant influence over the Company.
We are dependent on key personnel. Our staff is small and our future success depends to a significant extent on the efforts of key management, technical and sales personnel. The loss of one of our key employees could adversely affect our ability to provide leading edge technology to the transportation industry.
We may need additional capital. Although we believe cash flow from operations and our $5 million line of credit will be sufficient to meet capital requirements for the foreseeable future, our cash needs may vary significantly from predictions. For example, if we do not generate anticipated cash flow, or if we grow at a rate faster than we anticipate, our predictions regarding cash needs may prove inaccurate and we may require additional financing. Our inability to obtain needed financing could have a material adverse effect on operating results. We cannot assure that we will be able to secure additional financing when needed or that financing, if obtained, will be on terms favorable or acceptable to us. Moreover, future financing may result in dilution to holders of our common stock.
We may issue additional stock without shareholder consent. We have authorized 25,000,000 shares of common stock, of which 8,452,000 shares were issued and outstanding as of December 13, 2006. The Board of Directors has authority, without action or vote of the shareholders, to issue all or part of the authorized but unissued shares. Additional shares may be issued in connection with future financing, acquisitions, employee stock plans, or otherwise. Any such issuance will dilute the percentage ownership of existing shareholders. We are also currently authorized to issue up to 5,000,000 shares of preferred stock. As of December 13, 2006, 1,815,000 shares of Series B Convertible Preferred Stock and 1,269,000 Series C Convertible Preferred Stock were issued and outstanding. The Board of Directors can issue additional preferred stock in one or more series and fix the terms of such stock without shareholder approval. Preferred stock may include the right to vote as a series on particular matters, preferences as to dividends and liquidation, conversion and redemption rights and sinking fund provisions. The issuance of preferred stock could adversely affect the rights of the holders of common stock and reduce the value of the common stock. In addition, specific rights granted to holders of preferred stock could be used to restrict our ability to merge with or sell our assets to a third party.
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
We face burdens relating to the recent trend toward stricter corporate governance and financial reporting standards. New legislation or regulations that follow the trend of imposing stricter corporate governance and financial reporting standards, including compliance with Section 404 of the Sarbanes-Oxley Act of 2002, continues to increase our costs of compliance. A failure to comply with these new laws and regulations may impact market perception of our financial condition and could materially harm our business. Additionally, it is unclear what additional laws or regulations may develop, and we cannot predict the ultimate impact of any future changes.
Failure to achieve and maintain effective internal controls could have a material adverse effect on our business, operating results and stock price. We are in the process of documenting and testing our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act which will become effective for the Company beginning in fiscal 2008, which requires annual management assessments of the effectiveness of our internal controls over financial reporting and a report by our Independent Auditors in fiscal 2009 addressing these assessments. During the course of our testing we may identify deficiencies which we may not be able to remediate in time to meet the deadline imposed by the Sarbanes-Oxley Act for compliance with the requirements of Section 404. In addition, if we fail to achieve and maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the

Sarbanes-Oxley Act. Moreover, effective internal controls, particularly those related to revenue recognition, are necessary for us to produce reliable financial reports and are important to helping prevent financial fraud. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our stock could drop significantly.
Item 2. Description of Property
On April 4, 1997, we leased 20,600 square feet of office and warehouse space at 151 East Cliff Road in Burnsville, Minnesota. We signed a seven year, non-cancelable operating lease for this space, with initial rental payments of $12,000 per month, plus a pro rata share of the building operating expenses commencing June 1, 1997. The base rent increased to $15,000 on February 1, 1999, in part due to occupancy of an additional 4,800 square feet of warehouse space adjacent to the originally occupied space. Base rent increased to $16,000 on June 1, 2002. In May 2003 we extended this lease through November 2006. Effective with this extension, our leased space was reduced to the 20,600 square feet we initially occupied, and our base rent was reduced to $13,000 per month. In December 2006, we extended this lease through March 31, 2008.
Item 3. Legal Proceedings
None.
Item 4. Submission of Matters to a Vote of Security Holders
None.

PART II
Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities
The following table sets forth the quarterly high and low sales prices for our common stock as reported by the NASDAQ Capital Market for fiscal years 2006 and 2005. There is no market for our Series B Preferred Stock or Series C Preferred Stock.

	Low	High
Fiscal Year 2006
First Quarter	$3.29	$5.20
Second Quarter	4.01	5.25
Third Quarter	4.70	5.32
Fourth Quarter	4.35	5.50

	Low	High
Fiscal Year 2005
First Quarter	$5.25	$6.10
Second Quarter	4.00	6.25
Third Quarter	3.80	5.18
Fourth Quarter	2.62	4.83
Our common stock is held by 89 registered holders of record. Registered ownership includes nominees who may hold securities on behalf of multiple beneficial owners. We estimate the number of beneficial owners of our common stock to be approximately 1,500.
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
On December 6, 2003, we issued 1,613,000 shares of Series B Preferred Stock that pays an annual cumulative dividend of 4% of the original issue price (payable in additional shares of Preferred Stock or cash, at the option of the holders). The Series B Preferred Stock provides that we cannot pay dividends to the holders of any other capital stock unless and until we have paid dividends accrued on the Series B Preferred Stock. The holders of the Series B Preferred Stock elected to receive dividends due and payable on each of May 31 and November 30 in additional shares of Preferred Stock rather than cash. Accordingly as of December 15, 2006, we had issued a total of 70,000 and 68,000 shares of Series B Preferred Stock for payment of dividends in calendar 2006 and 2005.

Sale of Unregistered Securities
Preferred Stock
In August 2005, the Company’s Board of Directors authorized the sale of up to 1,400,000 shares of Series C Preferred Stock through a private placement. Pursuant to a Stock Purchase Agreement entered into in September 2005 with Trident Capital, Inc. and its affiliates (collectively, “Trident”) the Company sold 1,269,000 shares of Series C Preferred Stock for $5,015,000, or $3.94 per share. Each share of the Series C Preferred Stock is convertible into one share of the Company’s common stock. The price per share of Series C Preferred Stock and the conversion price for the common stock is equal to the “market value” of the common stock (as defined in the rules of the Nasdaq Stock Market) on the date of execution of the definitive agreements. The Series C Preferred Stock does not pay a dividend unless we decline to redeem the stock upon demand of the holders after an Acceleration Event (as defined in the Certificate of Designation of the Series C Preferred Stock). In that case, it pays an annual cumulative dividend of 4% of the original issue price (payable in cash). The Series C Preferred Stock has a non-participating liquidation right equal to the original issue price, plus accrued unpaid dividends which are senior to our common stock and junior to the Series B Convertible Preferred Stock. The Company may redeem the Series C Preferred Stock at its option after five (5) years from the date of issuance at the original issue price, plus accrued unpaid dividends, if the market value of the common stock is at least three (3) times the then effective conversion price for a specified period.
Additionally, the Company issued Trident 5-year warrants to purchase 375,000 shares of its common stock at an exercise price of $3.94 per share. The aggregate purchase price of the warrants was $47,000. The warrants permit “cashless exercise.”
In connection with this transaction, the Company recognized a one-time, non-cash deemed dividend of $419,000 relating to the beneficial conversion portion of the preferred stock. The beneficial conversion portion was determined by allocating the Trident proceeds on a fair value basis between the preferred stock and the warrants. The amount of the deemed dividend was the difference between the deemed fair value of the Series C Preferred Stock and the purchase price on the date of the transaction. The deemed dividend was recorded as an addition to preferred stock with a corresponding increase to accumulated deficit. The addition was recognized at the date of issuance of the preferred stock, the same date at which the shares were eligible for conversion.
No broker or placement agent was involved and no commissions or other compensation was paid.
In December 2003, the Company’s Board of Directors authorized the sale of up to 1,700,000 shares of Series B Preferred Stock through a private placement. Pursuant to a Stock Purchase Agreement entered into with Trident the Company sold 1,613,000 shares of Series B Preferred Stock for $4,097,000, or $2.54 per share. Each share of the Preferred Stock is convertible into one share of the Company’s common stock. The price per share of the Series B Preferred Stock and the conversion price for the common stock were equal to the “market value” of the common stock (as defined in the rules of the Nasdaq Stock Market) on the date of execution of the definitive agreements. The Series B Preferred Stock pays an annual cumulative dividend of 4% of the original issue price (payable semi-annually; payable in additional shares of Series B Preferred Stock or cash, at the option of the holders) and has a non-participating preferred liquidation right equal to the original issue price, plus accrued unpaid dividends.
In the fiscal year ended September 30, 2006, the Company issued 69,000 shares of Series B Preferred Stock to Trident for payment of accrued dividends. Based on the market value of the Company’s common stock on the date of the dividend payment, the payment of the dividend in additional shares of Preferred Stock resulted in a non-cash deemed dividend of $144,000.

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
Additionally, the Company issued Trident 5-year warrants for 451,000 shares of its common stock at an exercise price of $3.17 per share. The aggregate purchase price of the warrants was $56,000. The warrants permit “cashless exercise.”
In connection with this transaction, the Company recognized a one-time, non-cash deemed dividend of $629,000 relating to the beneficial conversion portion of the preferred stock. The beneficial conversion portion was determined by allocating the Trident proceeds on a fair value basis between the preferred stock and the warrants. The amount of the deemed dividend was the difference between the deemed fair value of the Series B Preferred Stock and the purchase price on the date of the transaction. The deemed dividend was recorded as an addition to preferred stock with a corresponding increase to accumulated deficit. The addition was recognized at the date of issuance of the preferred stock, the same date at which the shares were eligible for conversion.
The placement agent for the Trident investment received as consideration a $320,000 cash fee and 7-year warrants for purchase of an aggregate of 163,000 shares of Common Stock (130,000 shares at $2.54 per share and 33,000 shares at $3.17 per share). These warrants permit “cashless exercise” and provide the holders with piggyback registration rights.
Warrants
In January and September 2006, we issued two warrants for the purchase of 8,000 shares of common stock at $4.84 per share and 32,000 shares of common stock at $4.95 per share, to Williams Executive Search and Blackbird Partners, respectively. These warrants were consideration for executive search services.
In July 2006, the placement agent for the Trident investment exercised 16,000 warrants at $3.17 per share. In September 2006, a director of the company exercised 10,000 warrants at $3.69 per share. These warrants were issued in September 2001 for service as chairman of the board of directors.
Exemptions
All of the securities discussed above were issued in reliance upon the exemption from registration under Section 4(2) and/or Section 4(6) of the Securities Act of 1933. Notices on Form D were filed with respect to the Trident investments in our Preferred Stock.
Item 6. Management’s Discussion and Analysis or Plan of Operation
The following discussion should be read in conjunction with the financial statements and the related notes included in this Report. This Report contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those in such forward-looking statements as a result of many factors, including those discussed in “Investment Considerations and Risk Factors” and elsewhere in this Report.

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
Software revenue is recognized under SOP 97-2 and SAB 104 when (i) persuasive evidence of an arrangement exists (for example a signed agreement or purchase order), (ii) delivery has occurred, as evidenced by shipping documents or customer acceptance, (iii) the fee is fixed or determinable and payable within twelve months, and (iv) collectibility is probable and supported by credit checks or past payment history. Pursuant to certain contractual arrangements, revenues are recognized for completed systems held at our warehouse pending the receipt of delivery instructions from the customer. As of September 30, 2006 and September 30, 2005, we had approximately $20,000 of systems on hand that had been billed to those customers awaiting specific delivery instructions.
With regard to software arrangements involving multiple elements, we allocate revenue to each element based on the relative fair value of each element. Our determination of fair value of each element in multiple-element arrangements is based on vendor-specific objective evidence (VSOE). We limit our assessment of VSOE for each element to the price charged when the same element is sold separately. We have analyzed all of the elements included in its multiple-element arrangements and have determined that it has sufficient VSOE to allocate revenue to consulting services and post-contract customer support (PCS) components of its license arrangements. We sell our consulting services separately, and have established VSOE on this basis. VSOE for PCS components are determined based upon the customer’s annual renewal rates for these elements. Accordingly, assuming all other revenue recognition criteria are met, revenue from licenses is recognized upon delivery, and revenue from PCS components are recognized ratably over the applicable term, typically one year.
Prior to January 1, 2006, certain software sales included application service contracts. The terms of those contracts did not meet the delivery requirements of SOP 97-2 and SAB 104 and resulted in the recognition of all revenue ratably over the term of the agreement. During the fiscal year ending September 30, 2006, we changed the terms of all new contracts, such that all the requirements of SOP 97-2 and SAB 104 are met, including delivery. For these new contracts, revenue is recognized based on the multiple element arrangement accounting described above.
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
Results of Operations for the years ending September 30, 2006 and 2005
The following table sets forth certain Statements of Operations data as a percentage of net sales:

	Fiscal Years Ended
	September 30,
	2006	2005
Net sales	100%	100%
Gross profit	42%	38%
Selling, general and administrative	37%	50%
Research and development	11%	19%
Operating loss	-6%	-31%
Net loss	-6%	-31%
Net Sales
Net sales increased 58.7% to $30.6 million in fiscal 2006 compared to $19.3 million in fiscal 2005. Net sales derived from our OpCenter product line increased 6.6% to $14.7 million for fiscal 2006 compared to $13.8 million for fiscal 2005.
Net sales of XATANET equipment and services increased 190% to $15.9 million for fiscal 2006 compared to $5.5 million for fiscal 2005. XATANET system sales were 52 percent of total net sales for fiscal 2006, compared to 28 percent for fiscal 2005. The 184% growth in XATANET equipment sales in fiscal 2006 is associated with the following: (i) the increase in XATANET systems revenue in fiscal 2006 resulting from prior period deferred sales versus fiscal 2005 and (ii) the change in our XATANET contract terms, which now meets the revenue recognition requirements for immediate revenue recognition related to the software and hardware components of a sale for most new system sales. The effect of this change was additional revenue of $1.8 million for fiscal 2006. The 207% growth in recognized XATANET subscription sales is due to a larger subscriber base in fiscal 2006 in comparison to fiscal 2005.
We ended fiscal 2006 with $12.0 million of deferred revenue in comparison to $11.1 million at the end of fiscal 2005. Revenue associated with XATANET systems that are not under our new contract format will continue to be recognized over the initial term of each subscription rather than at the time of delivery. XATANET subscription terms are a minimum of twelve months.
Cost of Goods Sold
Cost of goods sold includes the direct product costs associated with fulfilling customer orders, warranty costs related to previously sold systems, communication and hosting costs, product repair and refurbishment costs, and expenses associated with the enhancement of released products. Total cost of goods sold increased $5.8 million to $17.8 million for fiscal 2006 compared to $12.0 million for fiscal 2005, driven by increased XATANET system and subscription sales. Overall gross margins on sales increased 4.1 percentage points to 41.8 percent for fiscal 2006 versus 37.7 percent for fiscal 2005. This improvement in overall margins for fiscal 2006 was driven by strong OpCenter systems margins and by the improvement in XATANET subscriptions margins from 17% in fiscal 2005 to 40% in fiscal 2006. We expect cost of XATANET revenue to decrease as a percentage of sales during the next 12 months, primarily resulting from product design, manufacturing improvements and lower communication and facility costs that are being implemented.

Selling, General and Administrative Expenses
Selling, general and administrative expenses consist of employee salaries in our support, sales and administration functions, sales commissions, marketing and promotional expenses, executive and administrative costs, accounting and professional fees, recruiting costs and provision for doubtful accounts. Selling, general and administrative expenses were $11.5 million for fiscal 2006 compared to $9.7 million for fiscal 2005. The increase of $1.8 million was mainly due to the following: (i) an increase in employee related expenses of $1.3 million due to an increase in headcount which occurred in late fiscal 2005 to support the XATANET product line (ii) an increase in stock based compensation expense of $0.1 million associated with the Company’s long-term incentive program and (iii) an increase in recruiting costs of $0.3 million associated with new executive, sales, and operations positions that were added in fiscal 2006.
Research & Development Expenses
Research and development expenses are charged to expense as incurred. Such expenses include product development costs and costs related to the Company’s internally developed software systems, which have not met the capitalization criteria of Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use (SOP 98-1). Research and development expenses consist of employee salaries and expenses related to development personnel and consultants, as well as expenses associated with software and hardware development. Research and development expenses were $3.3 million for fiscal 2006 compared to $3.6 million for fiscal 2005. The decrease of $0.3 million was mainly due to the increase in capitalized software development costs. In fiscal 2006 and 2005, the Company incurred total research and development costs of $4.2 million and $3.9 million, respectively; of which $0.9 million and $0.3 million of software development costs were capitalized in fiscal 2006 and 2005, respectively. These costs were capitalized after the establishment of technological feasibility occurred as required by FAS 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed. These costs will be amortized to cost of goods sold over the anticipated useful life of the product which is determined based upon its anticipated future net revenues.
Non-operating Income
Non-operating income increased $0.1 million to $0.2 million in fiscal 2006 from $0.1 million in fiscal 2005. The increase was primarily associated with higher interest income due to larger cash balances and improved interest rates in fiscal 2006.
Income Taxes
No income tax benefit or expense was recorded in fiscal 2006 or fiscal 2005. Because we have had continued operating losses and do not have objectively verifiable positive evidence of future taxable income as prescribed by SFAS No. 109, we concluded that a full valuation allowance was appropriate. Realization of deferred tax assets is dependent on future taxable income during the periods when deductible temporary differences and carryforwards are expected to be available to reduce taxable income. The amount of the net deferred tax asset considered realizable could be increased in the future if we return to profitability and actual future taxable income is higher than currently estimated. At September 30, 2006, we had federal net operating loss carryforwards of approximately $22.1 million.

Net Loss to Common Shareholders
We incurred net losses to common shareholders of $2.1 million and $6.7 million for fiscal 2006 and 2005, respectively. For both periods the difference between net loss applicable to common shareholders and net loss relates to paid and deemed dividends on the Series B Preferred Stock.
Liquidity and Capital Resources
As of September 30, 2006, we held $6.4 million in cash and cash equivalents, and working capital totaled $6.3 million.
Cash provided by operating activities for fiscal 2006 was $2.1 million compared to cash used in operating activities of $4.4 million for fiscal 2005. Cash provided by operating activities for fiscal 2006 resulted primarily from working capital changes of $2.7 million and non-cash expenses of $1.1 million offsetting our net loss of $1.7 million.
Accounts receivable was $5.3 million at September 30, 2006, a decrease of approximately $2.5 million from $7.8 million at September 30, 2005. This decrease was driven by strong cash receipts in fiscal 2006. Deferred revenue was $12.0 million at September 30, 2006, an increase of approximately $0.9 million from $11.1 million at September 30, 2005. This increase was driven by strong XATANET systems sales to customers that are not under our new contract format. These increases in working capital were partially offset by a $1.0 million increase in inventories, resulting from inventory buildups in response to early fiscal 2007 sales commitments.
Cash used in investing activities of $1.7 million for fiscal 2006 included $0.8 million for purchases of equipment and $0.9 million for capitalized software development.
Cash used in financing activities of $0.6 million for fiscal 2006 included $2.0 million paid on our bank line of credit, partially offset by $0.2 million borrowed on the bank line of credit and $1.3 million received from the exercise of options and warrants.
On December 17, 2004 we established a $2.0 million line of credit with Silicon Valley Bank. Advances under the line of credit accrue interest at the prime rate, which was 8.25% as of September 30, 2006. On December 16, 2005 we amended this debt facility and increased the size of the facility to $5.0 million. The line is subject to borrowing base requirements and is collateralized by substantially all our assets. We are required to meet a quick ratio level of no less than 1:1 under this agreement. All amounts owed under this line of credit must be repaid no later than December 15, 2007.
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

Our Series B Preferred Stock prohibits payment of dividends to the holders of any other capital stock unless and until we have paid dividends accrued on the Series B Preferred Stock, which pays an annual cumulative dividend of 4% of the original issue price. At the option of the Series B Preferred Stock holders, such dividends are payable in additional shares of Preferred Stock or cash. In fiscal 2006 and 2005, we issued 69,000 and 67,000 shares, respectively, of Series B Preferred Stock for payment of accrued dividends. We are further restricted from dividend payments by our primary lender.
Subsequent Event
On October 1, 2006, we named John J. Coughlan to replace Craig S. Fawcett as Chairman and Chief Executive Officer. We filed a Form 8-K regarding this matter on October 4, 2006.
Off-Balance Sheet Arrangements
None
Recently Issued Accounting Pronouncements
Shared-Based Payment (Statement 123)
In December 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004), Shared-Based Payment, which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. Statement 123(R) supersedes ABP Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB No. 95, Statement of Cash Flows. Generally the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure will no longer be an alternative. The provisions in Statement 123(R) are effective for all stock options or other equity-based awards to employees or directors that vest or become exercisable in the Company’s first quarter of fiscal 2007. The Company will adopt Statement 123(R) at that time and report its first fiscal quarter of 2007 in accordance with the new standard. The Company anticipates the effect of adopting this Statement will reduce its diluted earnings per shares by approximately $.04 for the fiscal year ending September 30, 2007.
Accounting Changes and Error Corrections (Statement 154)
In May 2005, the FASB issued Statement 154, Accounting Changes and Error Corrections — a replacement of APB Opinion No. 20 and FASB Statement No. 3, as part of its short-term convergence project with the International Accounting Standards Board. Statement 154 requires that all voluntary changes in accounting principles and changes required by a new accounting pronouncement that do not include specific transition provisions be applied retrospectively to prior periods’ financial statements, unless it is impractical to do so. Opinion 20, Accounting Changes, required that most voluntary changes in accounting principle be recognized by including the cumulative effect of changing to the new accounting principle as a component of net income in the period of the change.
Statement 154 is effective prospectively for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Statement 154 does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase as of the effective date of the Statement. The Company does not believe the adoption of this pronouncement will have a material effect on the Company’s results of operations.

Accounting for Uncertainty in Income Taxes (FIN 48)
In July, 2006 the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48, an interpretation of FASB Statement No. 109 “Accounting for Income Taxes,” prescribes a recognition threshold and measurement process for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on the derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. The accounting provisions of FIN 48 will be effective for the Company beginning October 1, 2007. The Company is determining what impact if any this Statement will have on the financial statements.
Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statement (SAB 108)
In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 provides guidance on how prior year misstatements should be considered when quantifying misstatements in the current year financial statements. The SAB requires registrants to quantify misstatements using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 does not change the guidance in SAB 99, “Materiality”, when evaluating the materiality of misstatements. SAB 108 is effective for fiscal years ending after November 15, 2006. Upon initial application, SAB 108 permits a one-time cumulative effect adjustment to beginning retained earnings. The Company does not believe the adoption of this pronouncement will have a material effect on the Company’s results of operations.
Fair Value Measurements (FAS 157)
In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements but does not require any new fair value measurements. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is determining what impact if any this Statement will have on the financial statements.
Item 7. Financial Statements

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure
None.
Item 8A. Controls and Procedures
Evaluation of disclosure controls and procedures. The Company’s Chief Executive Officer and Chief Financial Officer (collectively, the “Certifying Officers”) are responsible for establishing and maintaining disclosure controls and procedures for the Company. Such officers have concluded that the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) are effective, based on an evaluation of such controls and procedures as of the end of the period covered by this report.
Changes in internal controls over financial reporting. The Certifying Officers also have indicated that there have been no changes in the Company’s internal controls over financial reporting during its fourth fiscal quarter ended September 30, 2006, that have materially affected or are reasonably likely to materially affect such controls.
Item 8B. Other Information
None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and
Shareholders of XATA Corporation
We have audited the accompanying balance sheets of XATA Corporation (a Minnesota corporation) as of September 30, 2006 and 2005, and the related statements of operations, changes in shareholders’ equity, and cash flows for each of the two years in the period ended September 30, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of XATA Corporation as of September 30, 2006 and 2005, and the results of its operations and its cash flows for each of the two years in the period ended September 30, 2006 in conformity with accounting principles generally accepted in the United States of America.
/s/ Grant Thornton LLP
Minneapolis, Minnesota
November 17, 2006

XATA CORPORATION
BALANCE SHEETS
(Unaudited)

	September 30,	September 30,
	2006	2005
ASSETS
Current Assets
Cash and cash equivalents	$6,354,000	$6,473,000
Accounts receivable, less allowances for doubtful accounts and sales returns of $472,000 and $315,000	5,260,000	7,812,000
Inventories	2,212,000	1,257,000
Deferred product costs	3,433,000	4,671,000
Prepaid expenses	270,000	204,000

Total current assets	17,529,000	20,417,000

Equipment and leasehold improvements, net	2,507,000	1,085,000
Deferred product costs, net of current portion	1,687,000	1,002,000

Total assets	$21,723,000	$22,504,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Bank line of credit	$—	$1,800,000
Current portion of long-term obligations	94,000	—
Accounts payable	1,688,000	2,387,000
Accrued expenses	2,674,000	2,171,000
Deferred revenue	6,728,000	7,774,000

Total current liabilities	11,184,000	14,132,000

Long-term obligations, net of current portion	88,000	—
Deferred revenue, net of current portion	5,261,000	3,335,000

Total liabilities	16,533,000	17,467,000

Shareholders’ Equity
Preferred stock, no par, 5,000,000 shares authorized:
Series B, 4% convertible, 2,250,000 shares designated; 1,779,000 and 1,710,000 shares issued and outstanding	4,579,000	4,260,000
Series C, convertible, 1,400,000 shares designated; 1,269,000 shares issued and outstanding	4,845,000	4,845,000
Common stock, par value $0.01 per share; 25,000,000 shares authorized; 7,963,000 and 7,549,000 shares issued and outstanding	80,000	76,000
Additional paid-in capital	23,246,000	21,458,000
Unearned stock based compensation	(900,000)	(1,007,000)
Accumulated deficit	(26,660,000)	(24,595,000)

Total shareholders’ equity	5,190,000	5,037,000

Total liabilities and shareholders’ equity	$21,723,000	$22,504,000

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

XATA CORPORATION
STATEMENTS OF OPERATIONS
(Unaudited)

	Fiscal Years Ended
	September 30,
	2006	2005
Net sales	$30,629,000	$19,303,000

Costs and expenses
Cost of goods sold	17,814,000	12,024,000
Selling, general and administrative	11,526,000	9,736,000
Research and development	3,258,000	3,622,000

	32,598,000	25,382,000

Operating loss	(1,969,000)	(6,079,000)

Non-operating income
Net interest income	163,000	64,000
Other	63,000	35,000

	226,000	99,000

Net loss before income taxes	(1,743,000)	(5,980,000)

Income tax expense	—	—

Net loss	(1,743,000)	(5,980,000)

Preferred stock dividends	(178,000)	(169,000)
Preferred stock deemed dividend	(144,000)	(587,000)

Loss to common shareholders	$(2,065,000)	$(6,736,000)

Loss per common share — basic and diluted:
Loss to common shareholders	$(0.28)	$(0.93)

Weighted average common and common share equivalents
Basic and Diluted	7,484,000	7,212,000

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

XATA CORPORATION
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
PERIODS ENDED SEPTEMBER 30, 2006 AND SEPTEMBER 30, 2005

			Series B		Series C		Additional	Unearned
	Common Stock		Preferred Stock		Preferred Stock		Paid-In	Stock-Based	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Compensation	Deficit	Total

Balance, September 30, 2004	7,254,000	$73,000	1,643,000	$3,923,000	—	$—	$19,499,000	$(499,000)	$(17,860,000)	$5,136,000
Common stock issued on exercise of options	118,000	1,000	—	—	—	—	404,000	—	—	405,000
Issuance of restricted shares of common stock	197,000	2,000	—	—	—	—	1,016,000	(1,018,000)	—	—
Amortization of unearned stock based compensation	—	—	—	—	—	—	—	435,000	—	435,000
Elimination of unearned compensation related to terminated employees	—	—	—	—	—	—	(75,000)	75,000	—	—
Forfeiture of restricted shares of common stock	(20,000)	—	—	—	—	—	—	—	—	—
Issuance of common stock warrants	—	—	—	—	—	—	25,000	—	—	25,000
Issuance of preferred stock and warrants	—	—	—	—	1,269,000	4,426,000	589,000	—	—	5,015,000
Preferred stock dividends	—	—	67,000	170,000	—	—	—	—	(169,000)	1,000
Preferred stock deemed dividends	—	—	—	167,000	—	419,000	—	—	(586,000)	—
Net loss	—	—	—	—	—	—	—	—	(5,980,000)	(5,980,000)

Balance, September 30, 2005	7,549,000	$76,000	1,710,000	$4,260,000	1,269,000	$4,845,000	$21,458,000	$(1,007,000)	$(24,595,000)	$5,037,000

Common stock issued on exercise of options	344,000	3,000	—	—	—	—	1,255,000		—	1,258,000
Common stock issued on exercise of warrants	9,000	—	—	—	—	—	—		—	—
Issuance of restricted shares of common stock	199,000	2,000	—	—	—	—	963,000	(965,000)		—
Amortization of unearned stock based compensation	—	—	—	—	—	—	—	566,000	—	566,000
Elimination of unearned compensation related to terminated employees	—	—	—	—	—	—	(506,000)	506,000	—	—
Forfeiture of restricted shares of common stock	(138,000)	(1,000)	—	—	—	—	1,000	—	—	—
Issuance of common stock warrants	—	—	—	—	—	—	75,000	—	—	75,000
Preferred stock dividends	—	—	69,000	175,000	—	—	—	—	(178,000)	(3,000)
Preferred stock deemed dividends	—	—	—	144,000	—	—	—	—	(144,000)	—
Net loss	—	—	—	—	—	—	—	—	(1,743,000)	(1,743,000)

Balance, September 30, 2006	7,963,000	$80,000	1,779,000	$4,579,000	1,269,000	$4,845,000	$23,246,000	$(900,000)	$(26,660,000)	$5,190,000

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

XATA CORPORATION
STATEMENTS OF CASH FLOWS
(Unaudited)

	Twelve Months Ended
	September 30,
	2006	2005

Cash provided by (used in) operating activities
Net loss	$(1,743,000)	$(5,980,000)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization of equipment and leasehold improvements	451,000	266,000
Issuance of warrants for services rendered	75,000	25,000
Unearned stock based compensation recognized	566,000	435,000
Changes in assets and liabilities:
Accounts receivable	2,552,000	(2,311,000)
Inventories	(955,000)	(190,000)
Deferred product costs	553,000	(4,858,000)
Prepaid expenses	(66,000)	27,000
Accounts payable	(699,000)	653,000
Accrued expenses	500,000	578,000
Deferred revenue	880,000	6,950,000

Net cash provided by (used in) operating activities	2,114,000	(4,405,000)

Cash provided by (used in) investing activities
Purchase of equipment and leasehold improvements	(755,000)	(610,000)
Additions to software development costs	(906,000)	(285,000)
Sales of short-term investments	—	3,990,000

Net cash provided by (used in) investing activities	(1,661,000)	3,095,000

Cash provided by (used in) financing activities
Borrowings on bank line of credit	200,000	1,800,000
Payments on bank line of credit	(2,000,000)	(518,000)
Proceeds from issuance of preferred stock and warrants	—	5,015,000
Borrowings on long-term obligations	49,000	—
Payments on long-term obligations	(79,000)	(252,000)
Proceeds from options and warrants exercised	1,258,000	405,000

Net cash provided by (used in) financing activities	(572,000)	6,450,000

Increase (decrease) in cash and cash equivalents	(119,000)	5,140,000

Cash and cash equivalents
Beginning	6,473,000	1,333,000

Ending	$6,354,000	$6,473,000

Supplemental disclosures of cash flow information
Cash payments for interest	$86,000	$77,000

Supplemental schedule of noncash investing and financing activities
Issuance of restricted stock	$965,000	$1,018,000
Preferred stock deemed dividends	144,000	587,000
Unearned compensation for terminated employees	506,000	75,000
Preferred stock dividends payable	61,000	58,000
Preferred stock dividends paid	175,000	170,000
Equipment purchased under capital lease	212,000	—

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
Software revenue is recognized under SOP 97-2 and SAB 104 when (i) persuasive evidence of an arrangement exists (for example a signed agreement or purchase order), (ii) delivery has occurred, as evidenced by shipping documents or customer acceptance, (iii) the fee is fixed or determinable and payable within twelve months, and (iv) collectibility is probable and supported by credit checks or past payment history. Pursuant to certain contractual arrangements, revenues are recognized for completed systems held at the Company’s warehouse pending the receipt of delivery instructions from the customer. As of September 30, 2006 and September 30, 2005, the Company had approximately $20,000 of systems on hand that had been billed to those customers awaiting specific delivery instructions.
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
Prior to January 1, 2006, certain Company software sales included application service contracts. The terms of those contracts did not meet the delivery requirements of SOP 97-2 and SAB 104 and resulted in the recognition of all revenue ratably over the term of the agreement. During the fiscal year ending September 30, 2006, the Company changed the terms of all new contracts, such that all the requirements of SOP 97-2 and SAB 104 are met, including delivery. For these new contracts, revenue is recognized based on the multiple element arrangement accounting described above.

XATA CORPORATION
NOTES TO FINANCIAL STATEMENTS
Segment Reporting
In fiscal 2006 and 2005, the Company operated in a single reportable segment. The Company will evaluate additional segment disclosure requirements as it expands its operations or experiences changes in its business. The Company had no significant revenues from customers outside of the United States in fiscal 2006 and 2005, and had no significant long-lived assets deployed outside the United States at September 30, 2006 and 2005.
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
Concentration of Credit Risk
Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of cash equivalents, short-term investments and accounts receivable. The Company’s cash equivalents and short-term investments consist of checking and money market accounts and other liquid investments, which, at times, exceed federally, insured limits. The Company has not experienced any losses in such accounts. The majority of our accounts receivables are due from companies with fleet trucking operations in a variety of industries. In general, the Company does not require collateral or other security to support accounts receivable. Accounts receivable are typically due from customers within 30 days and are stated at amounts due from customers net of an allowance for doubtful accounts and sales returns. Accounts outstanding longer than the contractual payment terms are considered past due. To reduce credit risk, management performs ongoing evaluations of its customers’ financial condition. The Company determines its allowance for doubtful accounts receivable based upon a number of factors, including the length of time trade receivables are past due, the Company’s previous loss history, the customer’s current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole. Unexpected or significant future changes in trends could result in a material impact to future statements of operations or cash flows. The Company determines its allowance for sales returns by considering several factors, including history of prior sales credits issued. The Company regularly assesses the allowance for sales returns and increases it as needed. The provision for doubtful accounts is recorded as a charge to operating expenses while the provision for sales returns is recognized as a reduction of revenues.
Fair value of Financial Instruments
The carrying amounts of cash and cash equivalents, short-term investments, accounts receivable, and accounts payable approximate fair value because of their short-term maturities. At September 30, 2006 and September 30, 2005, the Company had $0 and $1.8 million, respectively, outstanding under its revolving credit facility with Silicon Valley Bank. The carrying amount of these borrowings approximates fair value as the rate of interest on the revolving credit facility approximates the current

XATA CORPORATION
NOTES TO FINANCIAL STATEMENTS
market rate of interest for similar instruments with a comparable maturity.
Inventories
Inventories consist of parts and accessories and finished goods, and are stated at the lower of cost or market. Cost is determined on the standard cost method, which approximates the first-in, first-out method.
Inventories consist of:

	September 30,	September 30,
	2006	2005
Raw materials and subassemblies	$786,000	$686,000
Finished goods	1,426,000	571,000

Total inventories	$2,212,000	$1,257,000

Equipment and Leasehold Improvements
Purchased equipment and leased equipment under capital leases is stated at cost and depreciated using the straight-line method over estimated useful lives of approximately three to seven years. Leasehold improvements are amortized over the shorter of the lease term or their estimated useful lives (three to fifteen years).
Equipment and leasehold improvements consist of:

	September 30,	September 30,
	2006	2005
Office furniture and equipment	$2,543,000	$1,661,000
Engineering and manufacturing equipment	564,000	454,000
Capitalized software development costs	1,191,000	285,000
Leasehold improvements	34,000	59,000

	4,332,000	2,459,000

Less: accumulated depreciation and amortization	(1,825,000)	(1,374,000)

Equipment and leasehold improvements, net	$2,507,000	$1,085,000

Capitalized Software Development Costs
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

XATA CORPORATION
NOTES TO FINANCIAL STATEMENTS
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
At September 30, 2006 and 2005, the Company had accruals for product warranties of approximately $877,000 and $800,000, respectively.

XATA CORPORATION
NOTES TO FINANCIAL STATEMENTS
Shipping and Handling Costs
Shipping and handling costs, which are classified as a component of cost of goods sold, were approximately $320,000 and $304,000 in fiscal 2006 and 2005, respectively. Customer billings related to shipping and handling fees are reported as net sales.
Advertising Costs
All advertising costs are expensed as incurred. Advertising costs, which are included in selling, general and administrative expenses, were approximately $191,000 and $208,000 in fiscal 2006 and 2005, respectively. Advertising costs consist primarily of ad campaigns, catalog brochures, promotional items and trade show expenses.
Research and Development Costs
Research and development expenses are charged to expense as incurred. Such expenses include product development costs and costs related to the Company’s internally developed software systems, which have not met the capitalization criteria of Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use (SOP 98-1). During fiscal 2006 and 2005 approximately $906,000 and $285,000, respectively, of research and development costs were capitalized in accordance with FAS 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed.
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
The Company has a stock-based employee compensation plan, which is described more fully in Note 8. The Company applies Accounting Principles Board (APB) Opinion 25, Accounting for Stock Issued to Employees, and related Interpretations in accounting for its plan. Under this method, compensation expense is recognized for the amount by which the market price of the common stock on the date of grant exceeds the exercise price of an option. No compensation costs related to stock option grants have been recognized in the consolidated Statements of Operations (see Note 8). The following table illustrates the effect on net loss if the Company had applied the fair value recognition provisions of Financial Accounting Standards Board (FASB) Statement 123, Accounting for Stock-Based Compensation, using the assumptions described in Note 8, to its stock-based employee plan.

	Fiscal Years Ended
	September 30,
	2006	2005

Net loss to common shareholders, as reported	$(2,065,000)	$(6,736,000)
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	(62,000)	(155,000)

Pro forma net loss to common shareholders	$(2,127,000)	$(6,891,000)

Basic and diluted net loss to common shareholders per common share
As reported	$(0.28)	$(0.93)
Pro forma	(0.28)	(0.96)
Reclassifications
Certain reclassifications have been made to the fiscal 2005 financial statement presentation to conform to the fiscal 2006 presentation. These reclassifications had no effect on net loss to common shareholders or shareholders’ equity.

XATA CORPORATION
NOTES TO FINANCIAL STATEMENTS
Note 2. Summary of Significant Accounting Policies, continued
Major Customers
In fiscal 2006 and 2005, the Company had the following significant customers:

	Year Ended September 30,
	2006	2005	2006	2005
	Percentage of Net Sales		Percentage of Ending Receivable
Customer A	18.4%	*	9.5%	*
Customer B	18.2%	*	4.4%	*

*	Customer total was less than 10 percent of net sales or ending receivable.
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
Major Suppliers
While current vendors are meeting the Company’s quality and performance expectations, the Company believes that a disruption in the supply of XATA Application Modules (XAMs) supplied by one vendor, would affect the Company’s ability to deliver finished goods and replacement parts.
Recently Issued Accounting Standards
Shared-Based Payment (Statement 123)
In December 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004), Shared-Based Payment, which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. Statement 123(R) supersedes ABP Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB No. 95, Statement of Cash Flows. Generally the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure will no longer be an alternative. The provisions in Statement 123(R) are effective for all stock options or other equity-based awards to employees or directors that vest or become exercisable in the Company’s first quarter of fiscal 2007. The Company will adopt Statement 123(R) at that time and report its first quarter of 2007 in accordance with the new standard. The Company anticipates the effect of adopting this Statement will reduce its diluted earnings per shares by approximately $.04 for the fiscal year ending September 30, 2007.
Accounting Changes and Error Corrections (Statement 154)
In May 2005, the FASB issued Statement 154, Accounting Changes and Error Corrections — a replacement of APB Opinion No. 20 and FASB Statement No. 3, as part of its short-term convergence project with the International Accounting Standards Board. Statement 154 requires that all voluntary changes in accounting principles and changes required by a new accounting pronouncement that do not

XATA CORPORATION
NOTES TO FINANCIAL STATEMENTS
include specific transition provisions be applied retrospectively to prior periods’ financial statements, unless it is impractical to do so. Opinion 20, Accounting Changes, required that most voluntary changes in accounting principle be recognized by including the cumulative effect of changing to the new accounting principle as a component of net income in the period of the change. Statement 154 is effective prospectively for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Statement 154 does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase as of the effective date of the Statement. The Company does not believe the adoption of this pronouncement will have a material effect on the Company’s results of operations.
Accounting for Uncertainty in Income Taxes (FIN 48)
In July, 2006 the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48, an interpretation of FASB Statement No. 109 “Accounting for Income Taxes,” prescribes a recognition threshold and measurement process for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on the derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. The accounting provisions of FIN 48 will be effective for the Company beginning October 1, 2007. The Company is determining what impact if any this Statement will have on the financial statements.
Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statement (SAB 108)
In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 provides guidance on how prior year misstatements should be considered when quantifying misstatements in the current year financial statements. The SAB requires registrants to quantify misstatements using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 does not change the guidance in SAB 99, “Materiality”, when evaluating the materiality of misstatements. SAB 108 is effective for fiscal years ending after November 15, 2006. Upon initial application, SAB 108 permits a one-time cumulative effect adjustment to beginning retained earnings. The Company does not believe the adoption of this pronouncement will have a material effect on the Company’s results of operations.
Fair Value Measurements (FAS 157)
In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements but does not require any new fair value measurements. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is determining what impact if any this Statement will have on the financial statements.

XATA CORPORATION
NOTES TO FINANCIAL STATEMENTS
Note 3. Bank Line of Credit
As of September 30, 2006, the Company had a $5,000,000 credit line agreement with a financial institution. Advances under the line of credit accrue interest at the prime rate, which was 8.25% as of September 30, 2006. The line is collateralized by substantially all the assets of the Company. The Company is required to meet a quick ratio level of no less than 1:1 under this agreement. All amounts owed under this line of credit must be repaid not later than December 15, 2007.
Note 4. Long-Term Liabilities
During 2006, the Company financed the purchase of $261,000 of computer equipment using capital leases and an equipment financing agreement. Future minimum lease payments under all capital leases/equipment financing agreements at September 30, 2006 are as follows:

Years ending September 30:
2007	$115,000
2008	89,000
2009	7,000

Total payments	211,000

Amounts representing interest (weighted average 14.2%)	(29,000)

Present value of minimum capitalized lease payments	$182,000

Asset cost related to the above capital leases/financing agreement was $261,000 and accumulated depreciation was $64,000 at September 30, 2006
Note 5. Net Loss Per Share
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
At September 30, 2006 and 2005, the Company had options and warrants outstanding to purchase a total of 1,421,000 and 1,577,000 shares of common stock, at a weighted-average exercise price of $3.79 and $3.57. Because the Company incurred a net loss in both fiscal 2006 and 2005, the inclusion of potential common shares in the calculation of diluted net loss per common share would have an antidilutive effect. Therefore, basic and diluted net loss per common share amounts is the same in fiscal 2006 and 2005.

XATA CORPORATION
NOTES TO FINANCIAL STATEMENTS
Note 6. Income Taxes
The Company’s deferred tax assets and liabilities are as follows:

	September 30,
	2006	2005
Current deferred tax assets:
Inventory and warranty reserve	$415,000	$407,000
Accrued expenses, deferred revenue and other	873,000	171,000
Accounts receivable and sales reserve	175,000	116,000

	1,463,000	694,000

Non-current deferred tax assets:
Product development costs	(441,000)	(105,000)
Depreciation	(8,000)	(39,000)
Research and development credit	1,191,000	1,166,000
Net operating loss carryforwards	8,160,000	7,880,000

	8,902,000	8,902,000

Total deferred tax asset	10,365,000	9,596,000
Less: valuation allowance	(10,365,000)	(9,596,000)

Net deferred tax asset	$—	$—

The Company periodically reviews the valuation allowance it has established on its deferred tax            assets. Realization of deferred tax assets is dependent upon sufficient future taxable income during periods when deductible temporary differences and carryforwards are expected to be available to reduce taxable income. The amount of the net deferred tax asset considered realizable could be increased in the future if the Company returns to profitability and actual future taxable income is higher than currently estimated and it becomes more likely than not that these amounts will be realized.
The Company’s income tax expense (benefit) differed from the statutory federal rate as follows:

	September 30
	2006	2005
Statutory federal rate applied to loss before income taxes	$(593,000)	$(2,033,000)
State income tax benefit	(52,000)	(179,000)
Permanent differences	(67,000)	4,000
Change in valuation allowance	769,000	2,401,000
Research and development credit	(25,000)	(190,000)
Other	(32,000)	(3,000)

	$—	$—

Current	$—	$—
Deferred	—	—

	$—	$—

XATA CORPORATION
NOTES TO FINANCIAL STATEMENTS
As of September 30, 2006, the Company had federal net operating loss carryforwards and research and development credit carryforwards of approximately $22.1 million and $1.2 million, respectively, which begin to expire in 2009 through 2026. The carryforwards may be subject to annual use limitations in accordance with the provisions of Section 382 of the Internal Revenue Code. Included in the net operating loss carryforwards is approximately $278,000 related to stock options, which currently have a full valuation allowance, and when realized for financial statement purposes will not result in a reduction in income tax expense. Rather, the benefit will be recorded as an increase to additional paid-in capital.
Note 7. Commitments
Leases
The Company leases its office, warehouse, and certain office equipment under noncancelable operating leases. The facility lease requires that the Company pay a portion of the real estate taxes, maintenance, utilities and insurance.
Approximate future minimum rental commitments, excluding common area costs under these non-cancelable operating leases, are:

Years ending September 30:
2007	$93,000
2008	1,000
2009	1,000
2010	1,000
2011	1,000

Total	$97,000

Rental expense, including common area costs and net of rental income, was approximately $267,000 and $254,000 for the fiscal years ended September 30, 2006 and 2005.
Reseller Commitment
On July 31, 2006, the Company entered into a International Value Added Reseller Agreement with ORBCOMM LLC. The Company has committed to certain volume minimums in exchange for favorable pricing in this agreement. Approximate future minimum purchases in excess of units already activated under customer agreements to secure this favorable pricing are $15,000 in fiscal 2007 and $25,000 in fiscal 2008 and fiscal 2009.
401(k) Plan
The Company has a 401(k) plan covering substantially all employees and is operated on a calendar year basis. The Company increased the employer matching contribution equal to 50% (25% previously) of an

XATA CORPORATION
NOTES TO FINANCIAL STATEMENTS
employee’s contribution for employee deferrals of up to 6% of their compensation effective January 1, 2006. Matching contributions for the fiscal years ended September 30, 2006 and 2005 totaled $107,000 and $60,000, respectively.
Note 8. Shareholders’ Equity
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
Series B
In December 2003, the Company’s Board of Directors authorized the sale of up to 1,700,000 shares of Series B Preferred Stock through a private placement. On December 6, 2003, pursuant to a Stock Purchase Agreement entered into with Trident Capital, Inc. and its affiliates (collectively, “Trident”) the Company sold 1,613,000 shares of Series B Preferred Stock for $4,097,000, or $2.54 per share. Each share of the Preferred Stock is convertible into one share of the Company’s common stock. The price per share of the Series B Preferred Stock and the conversion price for the common stock were equal to the “market value” of the common stock (as defined in the rules of the Nasdaq Stock Market) on the date of execution of the definitive agreements. The Series B Preferred Stock pays an annual cumulative dividend of 4% of the original issue price (payable semi-annually; payable in additional shares of Series B Preferred Stock or cash, at the option of the holders) and has a non-participating preferred liquidation right equal to the original issue price, plus accrued unpaid dividends.
In fiscal 2006 and 2005, the Company issued 69,000 and 67,000 shares, respectively, of Series B Preferred Stock to Trident for payment of accrued dividends. Based on the market value of the Company’s common stock on the date of the dividend payment, the payment of the dividend in additional shares of Series B Preferred Stock resulted in a non-cash deemed dividend of $144,000 and $168,000 in fiscal 2006 and 2005, respectively.
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

XATA CORPORATION
NOTES TO FINANCIAL STATEMENTS
Additionally, the Company issued Trident 5-year warrants for 451,000 shares of its common stock at an exercise price of $3.17 per share. The aggregate purchase price of the warrants was $56,000. The warrants permit “cashless exercise.”
In connection with this transaction, the Company recognized a one-time, non-cash deemed dividend of $629,000 relating to the beneficial conversion portion of the preferred stock. The beneficial conversion portion was determined by allocating the Trident proceeds on a fair value basis between the preferred stock and the warrants. The amount of the deemed dividend was the difference between the deemed fair value of the Series B Preferred Stock and the purchase price on the date of the transaction. The deemed dividend was recorded as an addition to preferred stock with a corresponding increase to accumulated deficit. The addition was recognized at the date of issuance of the preferred stock, the same date at which the shares were eligible for conversion.
On December 6, 2003, the placement agent for the Trident investment received as consideration a $320,000 cash fee and 7-year warrants for purchase of an aggregate of 163,000 shares of Common Stock (130,000 shares at $2.54 per share and 33,000 shares at $3.17 per share). These warrants permit “cashless exercise” and provide the holders with piggyback registration rights.
Series C
In August 2005, the Company’s Board of Directors authorized the sale of up to 1,400,000 shares of Series C Preferred Stock through a private placement. Pursuant to a Stock Purchase Agreement entered into in September 2005 with Trident the Company sold 1,269,000 shares of Series C Preferred Stock for $5,000,000, or $3.94 per share. Each share of the Series C Preferred Stock is convertible into one share of the Company’s common stock. The price per share of Series C Preferred Stock and the conversion price for the common stock is equal to the “market value” of the common stock (as defined in the rules of the Nasdaq Stock Market) on the date of execution of the definitive agreements. The Series C Preferred Stock does not pay a dividend, unless the Company declines to redeem the stock upon demand of the holders after an Acceleration Event (as defined in the Certificate of Designation of the Series C Preferred Stock). In that case, the Series C Preferred Stock pays an annual cumulative dividend of 4% of the original issue price (payable in cash). The Series C Preferred Stock has a non-participating liquidation right equal to the original issue price, plus accrued unpaid dividends which are senior to the Common Stock and junior to the Series B Convertible Preferred Stock. The Company may redeem the Series C Preferred Stock at its option after five (5) years from the date of issuance at the original issue price, plus accrued unpaid dividends, if the market value of the common stock is at least three (3) times the then effective conversion price for a specified period.
Additionally, the Company issued Trident 5-year warrants to purchase 375,000 shares of its common stock at an exercise price of $3.94 per share. The aggregate purchase price of the warrants was $47,000. The warrants permit “cashless exercise.”
In connection with this transaction, the Company recognized a one-time, non-cash deemed dividend of $419,000 relating to the beneficial conversion portion of the preferred stock. The beneficial conversion portion was determined by allocating the Trident proceeds on a fair value basis between the preferred stock and the warrants. The amount of the deemed dividend was the difference between the deemed fair value of the Series C Preferred Stock and the purchase price on the date of the transaction. The deemed dividend was recorded as an addition to preferred stock with a corresponding increase to accumulated deficit. The addition was recognized at the date of issuance of the preferred stock, the same date at which the shares were eligible for conversion.

XATA CORPORATION
NOTES TO FINANCIAL STATEMENTS
No broker or placement agent was involved in the placement of the Series C Preferred Stock and no commissions or other compensation was paid.
Stock Option Plans
In February 2002 the Company adopted the 2002 Long Term Incentive and Stock Option Plan (the 2002 Plan). The 2002 Plan permits the granting of “incentive stock options” meeting the requirements of Section 422 of the Internal Revenue Code of 1986, as amended, and nonqualified options that do not meet the requirements of Section 422. Stock appreciation rights and restricted stock awards may also be granted under the 2002 Plan. A total of 750,000 shares of the Company’s common stock was originally reserved for issuance pursuant to options granted or shares awarded under the 2002 Plan. This total was increased to 1,250,000 upon shareholder approval in February 2006. Generally, the options that are granted under the 2002 Plan are exercisable for a period of five to ten years from the date of grant and vest over a period of up to three years from the date of grant.

XATA CORPORATION
NOTES TO FINANCIAL STATEMENTS
Note 8. Shareholders’ Equity, continued
The following tables summarize information relating to outstanding stock options as of September 30, 2006 and 2005:

	2006		2005
		Weighted-		Weighted-
		Average		Average
	Shares	Exercise Price	Shares	Exercise Price
Options outstanding at beginning of year	558,053	$3.84	690,288	$3.76
Options granted	198,750	5.09	25,000	5.23
Options exercised	(355,952)	3.71	(117,884)	3.43
Options canceled	(12,800)	3.76	(39,351)	4.48

Options outstanding at end of year	388,051	$4.60	558,053	$3.84

	Options Outstanding			Options Exercisable
		Weighted-
	Number	Average		Number
	Outstanding at	Remaining	Weighted	Exercisable at	Weighted
	September 30,	Contractual	Average	September 30,	Average
Range of exercise price	2006	Life (Years)	Exercise Price	2006	Exercise Price
$2.85 - $3.03	20,000	1.45	$2.98	20,000	$2.98
$3.37 - $3.99	103,695	1.31	3.83	102,695	3.84
$4.18 - $5.23	264,356	4.51	5.03	85,606	4.83

	388,051	3.50	$4.60	208,301	$4.16

The fair value of each option is estimated at the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions for grants in fiscal 2006 and 2005: dividend rate of zero for both years; price volatility of 28% for 2006 and 33% for 2005; risk-free interest rate of 4.56% for 2006 and 3.77% for 2005; and expected life of 5.5 years for 2006 and 5 years for 2005. The weighted-average fair value per option of options granted in 2006 and 2005 was $1.78 and $1.87.
Restricted Stock Awards
The Company currently grants restricted shares of common stock rather than stock options as part of its long-term incentive compensation to employees. For fiscal 2006 and 2005 the Company granted 189,000 and 185,000 restricted shares of common stock to employees. During fiscal year 2006 and 2005 employees who left the Company forfeited 138,000 and 20,000 shares of restricted stock. Each grant of restricted shares vests over three years and shares granted may be sold once vested. The Company also granted 10,000 and 12,500 shares of common stock to certain directors in fiscal 2006 and 2005. Each grant of these shares vests immediately.
The Company recognizes deferred compensation expense ratably over the vesting period of the restricted stock. In fiscal 2006 the Company recognized $566,000 of deferred compensation expense, compared to $435,000 during fiscal 2005. In fiscal 2006, the Company adjusted previously recorded deferred compensation expense for the periods beginning in fiscal year 2004 through fiscal 2006 due to a change in estimated expected forfeitures of restricted stock awards. This cumulative effect on current and prior periods was recognized in the current period resulting in a $118,000 reduction of deferred compensation expense in fiscal 2006.

XATA CORPORATION
NOTES TO FINANCIAL STATEMENTS
Note 8. Shareholders’ Equity, continued
Common stock warrants
The Company has, on occasion, issued warrants for the purchase of common stock to directors, consultants and placement agents. Compensation expense associated with the warrants has not been material and has been recorded as expense at its fair value under FAS 123.
The following tables summarize information relating to outstanding stock warrant as of September 30, 2006 and 2005:

		Weighed-Average	Weighted Average
Date	Warrants Outstanding	Exercise Price	Remaining Life
September 30, 2006	1,033,000	$3.49	2.99 years
September 30, 2005	1,019,000	$3.43	3.83 years
Note 9. Related Party Transactions
The Company purchased a significant portion of the hardware components for its products from Phoenix International Corporation (Phoenix), a wholly owned subsidiary of Deere & Company. John Deere Special Technologies Group, Inc., our largest shareholder, is also a subsidiary of Deere & Company. Payments by the Company to Phoenix totaled approximately $3,026,000 during the fiscal year ended September 30, 2006 and $9,376,000 during the fiscal year ended September 30, 2005. The net amount payable to Phoenix on September 30, 2006 was $0, compared to $451,000 on September 30, 2005. The Company ceased purchasing hardware components from Phoenix on October 31, 2005.
The Company sold $163,000 of equipment to a company wholly owned by a member of the Board of Directors. The revenue on this sale was deferred until fiscal 2007, except for $5,000 of communications revenue, which was recognized in fiscal 2006.

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
We have adopted a Code of Ethics (Code) applicable to our principal executive, financial and accounting officers. The Code is filed as Exhibit 14 to our report on Form 10-KSB for fiscal 2004 and will be provided without charge, upon request, to any person.
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
Item 13. Exhibits and Reports on Form 8-K
     Reports on Form 8-K
1.	Report on Form 8-K dated October 4, 2006, naming John J. Coughlan to replace Craig S. Fawcett as Chairman and Chief Executive Officer.

Exhibits

Exhibit
No.	Description of Exhibits

3.1	Restated Articles of Incorporation, as amended (1)

3.2	Bylaws (1)

3.3	Amended and Restated Bylaws, effective February 26, 2002 (12)

4.1	Form of certificate representing the Common Stock (1)

4.2	Certificate of Designation of Preferences of Series B Preferred Stock (17)

4.3	Form of Trident Warrants (17)

4.4	Form of Cherry Tree Warrants (17)

4.5	Certificate of Designation (21)

4.6	Form of Trident Warrants (21) The Company issued 5 warrants which are identical except as to holder and number of shares. The holders and their respective share amounts are as follows:

Holder	Number of Warrant Shares
Trident Capital Fund-V, L.P.	335,939
Trident Capital Fund-V Affiliates Fund, L.P.	1,953
Trident Capital Fund-V Affiliates Fund (Q), L.P.	1,863
Trident Capital Fund-V Principals Fund, L.P.	9,723
Trident Capital Parallel Fund-V, C.V.	25,522

9.0	Voting Agreement (17)

9.1	Amended and Restated Voting Agreement (21)

10.1	Lease (for Office and Manufacturing Facilities), dated September 11, 1986, Letter Agreement and Amendment No. 1 to lease dated July 10, 1992, and Amendment No. 2 to Lease (1)

10.2	Agreements with Dennis R. Johnson regarding employment (1)

10.3	Agreements with William P. Flies regarding employment (1)

10.4	1991 Long-Term Incentive and Stock Option Plan, as amended by the Board of Directors in May 1997 subject to ratification by the shareholders

10.5	Purchase Agreement with Ryder Dedicated Logistics, Inc. dated December 31, 1994, with supplemental agreement dated September 1, 1995 (2)

10.7	Lease dated December 26, 1996 with Hoyt Properties, Inc. for new corporate headquarters (3)

10.8	Letter of Agreement with William Callahan regarding compensation (4)

10.9	Credit Agreement with Norwest Business Credit, Inc., dated October 23, 1998 and Amendments dated November 30, 1998 and January 8, 1999 (5)

10.10	Master Security Agreement and Promissory Note with GE Capital Corporation Commercial Asset Funding, dated August 6, 1998 (5)

10.11	Separation Agreement with Dennis R. Johnson (6)

10.12	Separation Agreement with William Callahan (6)

10.13	Amendment to Credit Agreement with Norwest Bank dated December 1, 1999 (6)

10.14	Sublease Agreement with Kavoras, Inc. dated September 1, 1999 (6)

10.15	Stock Purchase Agreement with JDSTG, dated August 30, 2000 (7)

10.16	Registration Rights Agreement with JDSTG dated August 30, 2000 (7)

10.17	Amendment No. 1, dated October 31, 2000, to Stock Purchase Agreement with JDSTG (9)

10.18	Side Agreement with JDSTG dated December 28, 2000 (8)

10.19	Employment Agreement dated October 1, 2000 with William P. Flies, Chief Executive Officer (10)

10.20	Employment Agreement dated January 15, 2001 with John G. Lewis, Chief Financial Officer (10)

10.21	Employment Agreement dated October 1, 2000 with Thomas N. Flies, Senior Vice President of Product Development (10)

10.22	Employment Agreement dated October 1, 2000 with Joel G. Jorgenson, Senior Vice President of Sales (10)

10.23	Employment Agreement dated February 5, 2001 with J. Perry McGahan, Vice President of Software Engineering (11)

10.24	Employment Agreement dated February 20, 2002 with Craig S. Fawcett, Chief Executive Officer (12)

10.25	Financing Agreement and Revolving Note with Itasca Business Credit, Inc. dated December 23, 2002 (13)

10.26	Form of Warrant issued to directors as equity compensation (13), (14)

10.27	Employment Agreement dated October 1, 2002 with William P. Flies, Chief Technical Officer (15)

10.28	First Lease Amendment dated May 5, 2003 which amends Lease dated December 27, 1996 with Hoyt Properties for Burnsville, Minnesota corporate headquarters (15)

10.29	Separation Agreement and Release dated June 11, 2003 with William P. Flies, Chief Technical Officer (16)

10.30	Trident Investor Indemnification Agreement (17)

10.31	Trident Director Indemnification Agreement (17)

10.32	Common Stock Warrant and Series B Preferred Stock Purchase Agreement (17)

10.33	First Amendment to Financing Agreement and Restated Revolving Note with Itasca Business Credit, Inc.

10.34	Amended Restricted Stock Award Agreement (18)

10.35	Loan and Security Agreement with Silicon Valley Bank

10.36	Form of Directors’ Restricted Stock Award Agreement (19) An award in this form was granted to each director of the company.

10.37	Ties restricted stock award (20)

10.38	Ties change of control agreement (20)

10.39	Common stock warrant & Series C Preferred Stock Purchase Agreement (21)

The Schedule of Exceptions to Representations, Warranties, and Covenants of the Company has been omitted, but will be provided to the Commissioner upon request.

10.40	First Amendment to Loan and Security Agreement dated December 16, 2005 with Silicon Valley Bank (22)

10.41	Schlick restricted stock award (23)

10.42	Schlick addendum to restricted stock award (23)

10.43	Schlick change of control agreement (23)

10.44	Coughlan executive employment agreement (24)

10.45	Coughlan incentive stock option agreement (24)

10.46	Coughlan restricted stock award (24)

10.47	Coughlan matching restricted stock award (24)

10.48	Business Agreement with Winland Electronics dated June 28, 2005 *

10.49	Reseller Agreement with Orbcomm, Inc. dated July 31, 2006 **

10.50	Second Amendment to Custom Service Agreement with Sprint Solutions, Inc. effective January 1, 2007 **

14	Amended Code Of Ethics For Principal Executive Officer And Senior Financial Officers (25)

23	Consent of Grant Thornton LLP, independent registered public accounting firm*

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

99.1	Fiscal Year 2006 Definitive Proxy Materials (portions of which are incorporated herein by reference) (26)

*	Filed herewith

**	Filed herewith. Certain information in the Exhibit has been omitted and filed separately with the Securities and Exchange Commission. Confidential treatment has been requested with respect to the omitted portions.

(1)	Incorporated by reference to exhibit filed as a part of Registration Statement on Form S-2 (Commission File No. 33-98932).

(2)	Incorporated by reference to exhibit filed as a part of Report on Form 10-QSB for the fiscal quarter ended March 31, 1995. Certain segments have been granted confidential treatment.

(3)	Incorporated by reference to exhibit filed as a part of Report on Form 10-QSB for the fiscal quarter ended March 31, 1997.

(4)	Incorporated by reference to exhibit filed as a part of Report on Form 10-KSB for fiscal year ended September 30, 1997.

(5)	Incorporated by reference to exhibit filed as a part of Report on Form 10-KSB for fiscal year ended September 30, 1998.

(6)	Incorporated by reference to exhibit filed as a part of Report on Form 10-KSB for fiscal year ended September 30, 1999.

(7)	Incorporated by reference to exhibit filed as a part of Report on Form 8-K on September 7, 2000.

(8)	Incorporated by reference to exhibit filed as a part of Report on Form 10-KSB for the fiscal year ended September 30, 2000.

(9)	Incorporated by reference to exhibit filed as a part of Report on Form 8-K on November 2, 2000.

(10)	Incorporated by reference to exhibit filed as part of Report on Form 10-QSB for the fiscal quarter ended December 31, 2000.

(11)	Incorporated by reference to exhibit filed as part of Report on Form 10-QSB for the fiscal quarter ended March 31, 2001.

(12)	Incorporated by reference to exhibit filed as part of Report on Form 10-QSB for the fiscal quarter ended March 31, 2002.

(13)	Incorporated by reference to exhibit filed as part of Report on Form 10-KSB for the fiscal year ended September 30, 2002.

(14)	Warrants substantially identical to the warrant filed as Exhibit 10.26 have been issued and are outstanding as follows:

Holder	Date of Issuance	Exercise Price	Number of Shares
Richard Bogen	5/14/00	4.50	5,000
Stephen Lawrence	9/17/01	3.69	10,000

(15)	Incorporated by reference to exhibit filed as part of Report on Form 10-QSB for the fiscal quarter ended March 31, 2003.

(16)	Incorporated by reference to exhibit filed as part of Report on Form 10-QSB for the fiscal quarter ended June 30, 2003.

(17)	Incorporated by reference to exhibit filed as part of Report on Form 8-K on December 9, 2003.

(18)	Form of Amended Restricted Stock Award Agreement for awards granted to Craig S. Fawcett, John G.

Lewis, Peter A. Thayer, Mark W. Engel and Thomas N. Flies. The award agreements are identical for each individual except for name, dates and number of shares. Incorporated by reference to exhibit file as part of Report on Form 10-KSB for the fiscal year ended September 30, 2004.

(19)	Incorporated by reference to exhibit filed as part of Report on Form 8-K on March 1, 2006.

(20)	Incorporated by reference to exhibit filed as part of Report on Form 8-K on April 12, 2005.

(21)	Incorporated by reference to exhibit filed as part of Report on Form 8-K on September 22, 2005.

(22)	Incorporated by reference to exhibit filed as part of Report on Form 10-KSB/A for the fiscal year ended September 30, 2005

(23)	Incorporated by reference to exhibit filed as part of Report on Form 8-K on April 11, 2006.

(24)	Incorporated by reference to exhibit filed as part of Report on Form 8-K on October 4, 2006.

(25)	Incorporated by reference to exhibit filed as part of Report on Form 10-KSB for the fiscal year ended September 30, 2004

(26)	To be filed in definitive form not later than January 12, 2007
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

XATA CORPORATION
Dated: December 20, 2006	By:	/s/ John J. Coughlan
John J. Coughlan,
Chairman and Chief Executive Officer(Principal executive officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Dated: December 20, 2006	By:	/s/ John J. Coughlan
John J. Coughlan,
Chairman and Chief Executive Officer

Dated: December 20, 2006	By:	/s/ Carl M. Fredericks
Carl M. Fredericks, Director

Dated: December 20, 2006	By:	/s/ Roger W. Kleppe
Roger W. Kleppe, Director

Dated: December 20, 2006	By:	/s/ Stephen A. Lawrence
Stephen A. Lawrence, Director

Dated: December 20, 2006	By:	/s/ Mark E. Ties
Mark E. Ties, Chief Financial Officer
(Principal accounting and financial officer)

Dated: December 20, 2006	By:	/s/ Christopher P. Marshall
Christopher P. Marshall, Director

Dated: December 20, 2006	By:	/s/ Charles R. Stamp, Jr.
Charles R. Stamp, Jr., Director

INDEX TO EXHIBITS

Index
Number	Description

10.48	Business Agreement with Winland Electronics dated June 28, 2005

10.49	Reseller Agreement with Orbcomm, Inc. dated July 31, 2006

10.50	Second Amendment to Custom Service Agreement with Sprint Solutions, Inc. effective January 1, 2007

23	Consent of Grant Thornton LLP, independent registered public accounting firm

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002