Form 10-Q
period 2006-12-31
XATA CORP /MN/
filed 2007-02-07
CIK 854398

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended December 31, 2006
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
As of February 7, 2007, the following securities of the Registrant were outstanding: 7,885,334 shares of Common Stock, $.01 par value per share, 1,814,827 shares of Series B Preferred Stock and 1,269,036 shares of Series C Preferred Stock.

XATA Corporation
Index

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

XATA CORPORATION
BALANCE SHEETS
(Unaudited)

	December 31,	September 30,
	2006	2006
ASSETS
Current Assets
Cash and cash equivalents	$7,606,000	$6,354,000
Accounts receivable, less allowances for doubtful accounts and sales returns of $480,000 and $472,000	4,866,000	5,260,000
Inventories	1,957,000	2,212,000
Deferred product costs	2,638,000	3,433,000
Prepaid expenses	354,000	270,000

Total current assets	17,421,000	17,529,000

Equipment and leasehold improvements, net	1,213,000	1,316,000
Captialized software development costs, net	1,317,000	1,191,000
Deferred product costs, net of current portion	1,812,000	1,687,000

Total assets	$21,763,000	$21,723,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Current portion of long-term obligations	$98,000	$94,000
Accounts payable	1,798,000	1,688,000
Accrued expenses	1,853,000	2,674,000
Deferred revenue	5,870,000	6,728,000

Total current liabilities	9,619,000	11,184,000

Long-term obligations, net of current portion	62,000	88,000
Deferred revenue, net of current portion	6,487,000	5,261,000

Total liabilities	16,168,000	16,533,000

Shareholders’ Equity
Preferred stock, no par, 5,000,000 shares authorized:
Series B, 4% convertible, 2,250,000 shares designated; 1,815,000 and 1,779,000 shares issued and outstanding	4,765,000	4,579,000
Series C, convertible, 1,400,000 shares designated; 1,269,000 shares issued and outstanding	4,845,000	4,845,000
Common stock, par value $0.01 per share; 25,000,000 shares authorized; 7,862,000 and 7,963,000 shares issued and outstanding	77,000	80,000
Additional paid-in capital	23,262,000	23,246,000
Unearned stock based compensation	—	(900,000)
Accumulated deficit	(27,354,000)	(26,660,000)

Total shareholders’ equity	5,595,000	5,190,000

Total liabilities and shareholders’ equity	$21,763,000	$21,723,000

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

XATA Corporation
STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended
	December 31,
	2006	2005
Net sales	$7,774,000	$6,423,000

Costs and expenses
Cost of goods sold	4,181,000	3,772,000
Selling, general and administrative	3,239,000	2,681,000
Research and development	991,000	727,000

	8,411,000	7,180,000

Operating loss	(637,000)	(757,000)

Non-operating income
Net interest income	83,000	8,000

	83,000	8,000

Net loss before income taxes	(554,000)	(749,000)

Income taxes	—	—

Net loss	(554,000)	(749,000)

Preferred stock dividends	(46,000)	(43,000)
Preferred stock deemed dividend	(95,000)	(52,000)

Loss to common shareholders	$(695,000)	$(844,000)

Loss per common share — basic and diluted:
Loss to common shareholders	$(0.09)	$(0.12)

Weighted average common and common share equivalents
Basic and diluted	7,845,000	7,301,000

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

XATA CORPORATION
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
PERIODS ENDED DECEMBER 31, 2006 AND SEPTEMBER 30, 2006
(Unaudited)

			Series B		Series C		Additional	Unearned
	Common Stock		Preferred Stock		Preferred Stock		Paid-In	Stock-Based	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Compensation	Deficit	Total
Balance, September 30, 2005	7,549,000	$76,000	1,710,000	$4,260,000	1,269,000	$4,845,000	$21,458,000	$(1,007,000)	$(24,595,000)	$5,037,000
Common stock issued on exercise of options	344,000	3,000	—	—	—	—	1,255,000		—	1,258,000
Common stock issued on exercise of warrants	9,000	—	—	—	—	—	—		—	—
Issuance of restricted shares of common stock	199,000	2,000	—	—	—	—	963,000	(965,000)		—
Amortization of unearned stock based compensation	—	—	—	—	—	—	—	566,000	—	566,000
Elimination of unearned compensation related to terminated employees	—	—	—	—	—	—	(506,000)	506,000	—	—
Forfeiture of restricted shares of common stock	(138,000)	(1,000)	—	—	—	—	1,000	—	—	—
Issuance of common stock warrants	—	—	—	—	—	—	75,000	—	—	75,000
Preferred stock dividends	—	—	69,000	175,000	—	—	—	—	(178,000)	(3,000)
Preferred stock deemed dividends	—	—	—	144,000	—	—	—	—	(144,000)	—
Net loss	—	—	—	—	—	—	—	—	(1,743,000)	(1,743,000)

Balance, September 30, 2006	7,963,000	$80,000	1,779,000	$4,579,000	1,269,000	$4,845,000	$23,246,000	$(900,000)	$(26,660,000)	$5,190,000

Common stock issued on exercise of options	4,000	—	—	—	—	—	12,000	—	—	12,000
Elimination of unearned compensation	(213,000)	(4,000)	—	—	—	—	(896,000)	900,000	—	—
Amortization of unearned stock based compensation	—	—	—	—	—	—	401,000	—	—	401,000
Vesting of restricted shares of common stock	15,000		—	—	—	—	—	—	—	—
Direct purchase of common stock	93,000	1,000	—	—	—	—	499,000	—	—	500,000
Preferred stock dividends	—	—	36,000	91,000	—	—	—	—	(45,000)	46,000
Preferred stock deemed dividends	—	—	—	95,000	—	—	—	—	(95,000)	—
Net loss	—	—	—	—	—	—	—	—	(554,000)	(554,000)

Balance, December 31, 2006	7,862,000	$77,000	1,815,000	$4,765,000	1,269,000	$4,845,000	$23,262,000	$—	$(27,354,000)	$5,595,000

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

XATA Corporation
STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended
	December 31,
	2006	2005

Cash provided by (used in) operating activities
Net loss	$(554,000)	$(749,000)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization of equipment and leasehold improvements	158,000	74,000
Unearned compensation recognized	401,000	120,000
Changes in assets and liabilities:
Accounts receivable, net	394,000	2,836,000
Inventories	255,000	(2,786,000)
Deferred product costs	670,000	440,000
Prepaid expenses	(84,000)	(22,000)
Accounts payable	110,000	(893,000)
Accrued expenses	(775,000)	172,000
Deferred revenue	368,000	(185,000)

Net cash provided by (used in) operating activities	943,000	(993,000)

Cash used in investing activities
Purchase of equipment and leasehold improvements	(55,000)	(266,000)
Additions to software development costs	(126,000)	(344,000)

Net cash used in investing activities	(181,000)	(610,000)

Cash provided by financing activities
Borrowings on bank line of credit	—	200,000
Borrowings on long-term obligations	—	49,000
Payments on long-term obligations	(22,000)	(17,000)
Proceeds from issuance of common stock	500,000	—
Proceeds from options and warrants exercised	12,000	114,000

Net cash provided by financing activities	490,000	346,000

Increase (decrease) in cash and cash equivalents	1,252,000	(1,257,000)

Cash and cash equivalents
Beginning	6,354,000	6,473,000

Ending	$7,606,000	$5,216,000

Supplemental disclosures of cash flow information
Cash payments for interest	$7,000	$40,000

Supplemental schedule of noncash investing and financing activities
Issuance of restricted stock/stock options	$—	$64,000
Preferred stock deemed dividends	95,000	51,000
Unearned compensation for terminated employees	—	76,000
Preferred stock dividends payable	15,000	15,000
Preferred stock dividends paid	91,000	87,000
Equipment purchased under capital lease	—	156,000

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

NOTES TO FINANCIAL STATEMENTS
Note 1. Significant Accounting Policies
Presentation
The accompanying unaudited financial statements were prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes the disclosures made herein are adequate to make the information presented not misleading.
In the opinion of management, the financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to fairly present the financial condition, results of operations, and cash flows for the periods presented. Results of operations for the periods presented are not necessarily indicative of results to be expected for any other interim period or for the full year. These financial statements should be read in conjunction with the Company’s financial statements and notes thereto in its Form 10-KSB for the year ended September 30, 2006 and Annual Report to Shareholders filed with the SEC.
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
Software revenue is recognized under SOP 97-2 and SAB 104 when (i) persuasive evidence of an arrangement exists (for example a signed agreement or purchase order), (ii) delivery has occurred, as evidenced by shipping documents or customer acceptance, (iii) the fee is fixed or determinable and payable within twelve months, and (iv) collectibility is probable and supported by credit checks or past payment history. Pursuant to certain contractual arrangements, revenues are recognized for completed systems held at the Company’s warehouse pending the receipt of delivery instructions from the customer. As of December 31, 2006 and September 30, 2006, the Company had approximately $20,000 of systems on hand that had been billed to those customers awaiting specific delivery instructions.
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
Prior to January 1, 2006, certain Company software sales included application service contracts. The terms of those contracts did not meet the delivery requirements of SOP 97-2 and SAB 104 and resulted in the recognition of all revenue ratably over the term of the agreement. During fiscal 2006 and going forward, the Company changed the terms of all new contracts, such that all the requirements of SOP 97-2 and SAB 104 are met, including delivery. For these new contracts, revenue is recognized based on the multiple element arrangement accounting described above.

The Company accounts for the resale of certain satellite and other wireless communication services in conjunction with its products based on the gross amount billed to customers.
Use of Estimates
Preparing financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
Cash and Cash Equivalents
Cash and cash equivalents consist of highly liquid investments with original maturities of three months or less when purchased by the Company.
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
Fair Value of Financial Instruments
The carrying amounts of cash and cash equivalents, accounts receivable, and accounts payable approximate fair value because of their short-term maturities. At December 31, 2006, the Company had $0 outstanding under its $5,000,000 revolving credit facility with Silicon Valley Bank.
Inventories
Inventories consist of parts and accessories and finished goods, and are stated at the lower of cost or market. Cost is determined on the standard cost method, which approximates the first-in, first-out method.
Inventories consist of:

	December 31,	September 30,
	2006	2006
Raw materials and subassemblies	$1,032,000	$786,000
Finished goods	925,000	1,426,000

Total inventories	$1,957,000	$2,212,000

Equipment and Leasehold Improvements
Equipment is stated at cost and depreciated using the straight-line method over estimated useful lives of approximately three to seven years. Leasehold improvements are amortized over the shorter of the lease term or their estimated useful lives (three to fifteen years).
Equipment and leasehold improvements consist of:

	December 31,	September 30,
	2006	2006
Office furniture and equipment	$2,590,000	$2,543,000
Engineering and manufacturing equipment	572,000	564,000
Leasehold improvements	34,000	34,000

	3,196,000	3,141,000

Less: accumulated depreciation and amortization	(1,983,000)	(1,825,000)

Equipment and leasehold improvements, net	$1,213,000	$1,316,000

Depreciation and amortization for income tax reporting purposes are computed using accelerated methods.
Capitalized Software Development Costs
Software development costs incurred after establishing technological feasibility are capitalized and amortized to cost of goods sold beginning when the product is first released for sale to the general public. Amortization is at the greater of the amount computed using the ratio of current gross revenues for the product to the total of current and anticipated future gross revenues or the straight-line method over the estimated economic life of the product (two to five years). There was no accumulated amortization at December 31, 2006 or September 30, 2006.
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
At December 31, 2006 and September 30, 2006, the Company had an accrual for product warranties of $899,000 and $877,000, respectively.
Shipping Costs
Shipping costs, which are classified as a component of cost of goods sold, were $70,000 and $77,000 for the three months ended December 31, 2006 and 2005, respectively. Customer billings related to shipping fees are reported as net sales.

Advertising Costs
All advertising costs are expensed as incurred. Advertising costs, which are included in selling, general and administrative expenses, were $105,000 and $50,000 for the three months ended December 31, 2006 and 2005, respectively. Advertising costs consist primarily of ad campaigns, catalog brochures, promotional items and trade show expenses.
Research and Development Costs
Research and development expenses are charged to expense as incurred. Such expenses include product development costs and costs related to the Company’s internally developed software systems, which have not met the capitalization criteria of Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use (SOP 98-1). During the quarters ended December 31, 2006 and 2005, $126,000 and $344,000, respectively, of research and development costs were capitalized in accordance with Statement of Financial Accounting Standards SFAS No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed.
Income taxes
The Company accounts for income taxes following the provisions of SFAS No. 109, Accounting for Income Taxes. SFAS No. 109 requires that deferred income taxes be recognized for the future tax consequences associated with differences between the tax basis of assets and liabilities and their financial reporting amounts at each year end, based on enacted tax laws and statutory rates applicable to the periods in which the differences are expected to affect taxable earnings. The Company had a full valuation allowance at December 31, 2006 and December 31, 2005. Valuation allowances are established by the Company when necessary to reduce deferred tax assets to the amount more likely than not to be realized. The effect of changes in tax rates is recognized in the period in which the rate change occurs.
Reclassifications
Certain reclassifications have been made to the quarter ended December 31, 2005 financial statement presentation to conform to the quarter ended December 31, 2006 presentation. These reclassifications had no effect on net loss to common shareholders or shareholders’ equity.
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

Accounting for Uncertainty in Income Taxes (FIN 48)
In July, 2006 the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48, an interpretation of FASB Statement No. 109 “Accounting for Income Taxes,” prescribes a recognition threshold and measurement process for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on the derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. The accounting provisions of FIN 48 will be effective for the Company beginning October 1, 2007. As the Company has a full valuation allowance, FIN 48 is not expected to have a material effect on the Company’s financial statements.
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
Note 2. Stock-Based Compensation
Stock Options
At December 31, 2006, the Company had one stock-based compensation plan approved by the shareholders. Stock options granted under this plan generally vest ratably over three years of service, have a contractual life of 5-10 years and provide for accelerated vesting if there is a change in control, as defined. At December 31, 2006, the Company had 17,000 shares available for future grant under our stock option plan. On October 1, 2006, the Company adopted Statement of Financial Accounting Standard No. 123R, Share Based Payment (SFAS 123R), which requires the fair value of all share-based payment transactions, including stock options, to be recognized in the statement of operations as an operating expense, based on their fair value over the requisite service period. For the three months ended December 31, 2006, the Company recorded compensation expense of $63,000 related to the adoption of SFAS 123R, which has been included in selling, general and administrative expenses. Total stock-based compensation related expense reduced both basic and diluted earnings per share by $.01 for the three months ended December 31, 2006.
Prior to adopting SFAS 123R, the Company accounted for option plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost was reflected in net earnings, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.
The Company has elected the modified prospective transition method in applying SFAS 123R. Accordingly, periods prior to adoption have not been restated. Under this transition method, the Company will apply the provisions of SFAS 123R to new awards and to awards modified, repurchased, or cancelled after October 1, 2006. Additionally, the Company will recognize compensation cost for the portion of awards for which the requisite service has not been rendered (unvested awards) that are outstanding as of October 1, 2006, as the remaining service is rendered. The compensation cost recorded for these awards will be based on their grant-date fair value as calculated for the pro forma disclosures required by FAS 123. At December 31, 2006, the Company had $780,000 of unrecognized compensation costs related to non-vested stock options that are expected to be recognized over a weighted average period of 2.7 years.

The following table illustrates the effect on net loss to common shareholders and net loss to common shareholders per share had the fair value based method been applied to the comparable period in the prior fiscal year.

Three months ended
December 31, 2005
Net loss to common shareholders, as reported	$(844,000)
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	—

Pro forma net loss to common shareholders	$(844,000)

Basic and diluted net loss to common shareholders per common share
As reported	$(0.12)
Pro forma	(0.12)
The following tables summarize information relating to outstanding stock options as of December 31, 2006:

		Weighted-
		Average
	Shares	Exercise Price
Options outstanding at September 30, 2006	388,051	$4.60
Options granted	300,000	5.40
Options exercised	(3,750)	3.37

Options outstanding at December 31, 2006	684,301	$4.96

	Options Outstanding
		Weighted-		Options Exercisable
	Number	Average		Number
	Outstanding at	Remaining	Weighted	Exercisable at	Weighted
	December 31,	Contractual	Average	December 31,	Average
Range of exercise price	2006	Life (Years)	Exercise Price	2006	Exercise Price
$2.85 - $3.03	20,000	1.20	$2.98	20,000	$2.98
$3.67 - $3.99	99,945	1.10	3.85	98,945	3.85
$4.18 - $5.40	564,356	4.52	5.22	85,606	4.83

	684,301	3.93	$4.96	204,551	$4.18

The fair value of each option is estimated at the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions for grants in the three months ended December 31, 2006: dividend rate of zero; price volatility of 28.32%; risk-free interest rate of 4.59%; and expected life of 5.00 years. The weighted-average fair value per option of options granted in the three months ended December 31, 2006 was $1.83. There were no options granted in the three months ended December 31, 2005.
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

At December 31, 2006 and 2005, the Company had options and warrants outstanding to purchase a total of 1,718,000 and 1,529,000 shares of common stock, at a weighted-average exercise price of $4.07 and $3.58, respectively.
Restricted Stock Awards
The Company currently grants restricted shares of common stock in addition to stock options as part of its long-term incentive compensation to employees. For the three months ended December 31, 2006 and 2005 the Company granted 393,000 and 15,000 restricted shares of common stock to employees, and 16,000 and 17,000 shares of restricted stock were forfeited by employees who left the Company. Each grant of restricted shares vests over one to three years and shares granted may be sold once vested.
The Company recognizes deferred compensation expense ratably over the vesting period of the restricted stock. Deferred compensation expense was $338,000 and $120,000 for the three months ended December 31, 2006 and 2005, respectively. The Company began adjusting deferred compensation expense for estimated expected forfeitures of restricted stock awards in the third quarter of fiscal 2006. Deferred compensation expense for the three months ended December 31, 2005 would have been reduced by $13,000 had this adjustment been made for this period
Note 3. Commitments
Leases
The Company leases its office, warehouse, and certain office equipment under noncancelable operating leases. The facility lease requires that the Company pay a portion of the real estate taxes, maintenance, utilities and insurance.
Rental expense, including common area costs and net of rental income, was $71,000 and $63,000 for the quarters ended December 31, 2006 and 2005.
Reseller Commitment
On July 31, 2006, the Company entered into an International Value Added Reseller Agreement with ORBCOMM LLC. The Company has committed to certain volume minimums in exchange for favorable pricing in this agreement. Approximate future minimum purchases in excess of units already activated under customer agreements to secure this favorable pricing are $12,000 in fiscal 2007 and $25,000 in fiscal 2008 and fiscal 2009.
401(k) Plan
The Company has a 401(k) plan covering substantially all employees and the plan is operated on a calendar year basis. The Company provides an employer matching contribution equal to 50% of an employee’s contribution for employee deferrals of up to 6% of their compensation. Matching contributions were $35,000 and $15,000 for the quarters ended December 31, 2006 and 2005, respectively.
Note 4. Bank Line of Credit
The Company has a $5.0 million line of credit with Silicon Valley Bank. Advances under the line of credit accrue interest at the prime rate, which was 8.25% as of December 31, 2006. The line is subject to borrowing base requirements and is collateralized by substantially all the assets of the Company. The Company is required to meet a quick ratio level of no less than 1:1 under this agreement. All amounts owed under this line of credit must be repaid not later than December 15, 2007. The outstanding balance under this line of credit is zero at December 31, 2006 and September 30, 2006.

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
Series B
The Company’s Board of Directors have authorized the sale of up to 1,700,000 shares of Series B Preferred Stock through a private placement and sold 1,613,000 shares of Series B Preferred Stock for $4,097,000, or $2.54 per share. Each share of the Preferred Stock is convertible into one share of the Company’s common stock. The price per share of the Series B Preferred Stock and the conversion price for the common stock were equal to the “market value” of the common stock (as defined in the rules of the Nasdaq Stock Market) on the date of execution of the definitive agreements. The Series B Preferred Stock pays an annual cumulative dividend of 4% of the original issue price (payable semi-annually). The dividend is payable in additional shares of Series B Preferred Stock rather than cash, at the option of the holders and has a non-participating preferred liquidation right equal to the original issue price, plus accrued unpaid dividends.
For the three months ended December 31, 2006 and 2005, the Company issued 36,000 and 34,000 shares, respectively, of Series B Preferred Stock for payment of accrued dividends. Based on the market value of the Company’s common stock on the date of the dividend payment, the payment of the dividend in additional shares of Series B Preferred Stock resulted in a non-cash dividend of $95,000 and $51,000, for the three months ended December 31, 2006 and 2005, respectively.
The Series B Preferred Stock is redeemable at the option of the holder at 100% of the original purchase price plus accrued and unpaid dividends at any time after five years from the date of issuance, or at any time if there is a significant adverse judgment against the Company, the Company defaults on its debts or files for bankruptcy, or in the event of a change of control. However, the Company may decline to redeem any or all of the Preferred Stock at its sole option and discretion, and in such case the annual cumulative dividend on the Series B Preferred Stock will increase from 4% to 10%. The Company may redeem the Series B Preferred Stock at its option after five years from the date of issuance if the market price of its common stock is greater than three times the conversion price on each of the sixty consecutive days prior to the redemption date.
Series C
The Company’s Board of Directors have authorized the sale of up to 1,400,000 shares of Series C Preferred Stock through a private placement and sold 1,269,000 shares of Series C Preferred Stock for $5,000,000, or $3.94 per share. Each share of the Series C Preferred Stock is convertible into one share of the Company’s common stock. The price per share of Series C Preferred Stock and the conversion price for the common stock is equal to the “market value” of the common stock (as defined in the rules of the Nasdaq Stock Market) on the date of execution of the definitive agreements. The Series C Preferred Stock does not pay a dividend, unless the Company declines to redeem the stock upon demand of the holders after an Acceleration Event (as defined in the Certificate of Designation of the Series C Preferred Stock). In that case, the Series C Preferred Stock pays an annual cumulative dividend of 4% of the original issue price (payable in cash). The Series C Preferred Stock has a non-participating liquidation right equal to the original issue price, plus accrued unpaid dividends which are senior to our common stock and junior to the Series B Preferred Stock. The Company may redeem the Series C Preferred Stock at its option after five years from the date of issuance at the original issue price, plus accrued unpaid dividends, if the market value of the common stock is at least three times the then effective conversion price for a specified period.

Common Stock Warrants
The Company has, on occasion, issued warrants for the purchase of common stock to directors, consultants and placement agents. Compensation expense associated with the warrants has not been material.
The following tables summarize information relating to outstanding stock warrant as of December 31, 2006 and September 30, 2006:

		Weighed-Average	Weighted Average
Date	Warrants Outstanding	Exercise Price	Remaining Life
December 31, 2006	1,033,000	$3.49	2.74 years
September 30, 2006	1,033,000	$3.49	2.99 years
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Except for the historical information contained herein, the matters discussed in this Report on Form 10-Q are forward-looking statements involving risks and uncertainties that could cause actual results to differ materially from those in such forward-looking statements. Numerous factors, risks and uncertainties affect the Company’s operating results and could cause the Company’s actual results to differ materially from forecasts and estimates or from any other forward-looking statements made by, or on behalf of, the Company, and there can be no assurance that future results will meet expectations, estimates or projections. Further information regarding these and other risks is included in this Form 10-Q and in our other filings with the SEC.
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

Income taxes. The Company accounts for income taxes following the provisions of SFAS No. 109, Accounting for Income Taxes. SFAS No. 109 requires that deferred income taxes be recognized for the future tax consequences associated with differences between the tax basis of assets and liabilities and their financial reporting amounts at each year end, based on enacted tax laws and statutory rates applicable to the periods in which the differences are expected to affect taxable earnings. The Company had a full valuation allowance at December 31, 2006 and December 31, 2005. Valuation allowances are established by the Company when necessary to reduce deferred tax assets to the amount more likely than not to be realized. The effect of changes in tax rates is recognized in the period in which the rate change occurs.
Results of Operations for the three months ended December 31, 2006 and 2005
The following table sets forth certain Statements of Operations data as a percentage of net sales:

	Three months ended
	December 31,
	2006	2005
Net sales	100%	100%
Gross profit	46%	41%
Selling, general and administrative	41%	42%
Research and development	13%	11%
Operating loss	-8%	-12%
Net loss	-7%	-12%
Net Sales
Net sales increased 21.0% to $7.8 million for the three months ended December 31, 2006 compared to $6.4 million from the same period in fiscal 2006.
Net sales derived from our OpCenter product line decreased 37.9% to $2.1 million for the three months ended December 31, 2006 compared to $3.3 million from the same period in fiscal 2006.
Recognized sales of XATANET equipment and services increased 83.9% to $5.7 million for the three months ended December 31, 2006 compared to $3.1 million from the same period in fiscal 2006. XATANET system sales were 74 percent of total net sales for the three months ended December 31, 2006, compared to 48 percent from the same period in fiscal 2006. The 63% growth in recognized XATANET equipment sales in the quarter is associated with the following: (i) a 78% increase in XATANET systems sold in the quarter ended December 31, 2006 versus the same period last year and (ii) the change in our XATANET contract terms, which now meets the revenue recognition requirements for immediate revenue recognition related to the software and hardware components of a sale for most new system sales. The effect of this change was additional revenue of $0.8 million for three months ended December 31, 2006. The 96% growth in recognized XATANET subscription sales is due to a larger subscriber base in the quarter ended December 31, 2006 in comparison to the quarter ended December 31, 2005.
The Company ended the first quarter of fiscal 2007 with $12.4 million of deferred revenue in comparison to $10.9 million at the end of the first quarter of fiscal 2006. Revenue associated with XATANET systems that are not under the Company’s new contract format will continue to be recognized over the initial term of each subscription rather than at the time of delivery. XATANET subscription terms are a minimum of twelve months.

Cost of Goods Sold
Cost of goods sold includes the direct product costs associated with fulfilling customer orders, warranty costs related to previously sold systems, communication and facility costs, product repair and refurbishment costs, and expenses associated with the enhancement of released products. Total cost of goods sold increased $0.4 million to $4.2 million for the three months ended December 31, 2006 compared to $3.8 million for the same period in fiscal 2006, driven by increased XATANET system and subscription sales. Gross margin on systems sold increased 4.9 percentage points to 46.2 percent for the quarter ended December 31, 2006 versus 41.3 percent in the same period last year. This increase in the first quarter was driven by favorable XATANET subscription margins of 55.0 percent, compared to 40.8 percent in the first quarter of 2006. We expect the cost of XATANET revenue to decrease as a percentage of sales during the next 12 months, primarily resulting from product design, manufacturing improvements and lower communication and facility costs that are being implemented.
Selling, General and Administrative Expenses
Selling, general and administrative expenses consist of employee wages in our support, sales and administration functions, marketing and promotional expenses, executive and administrative costs, accounting and professional fees, recruiting costs and provision for doubtful accounts. Selling, general and administrative expenses were $3.2 million for the three months ended December 31, 2006 compared to $2.7 million for the same period in fiscal 2006. The increase of $500,000 was mainly due to a $280,000 increase in stock-based compensation costs, and a $114,000 increase in advertising and user conference costs.
Research & Development Expenses
Research and development expenses consist of employee salaries and expenses related to development personnel and consultants, as well as expenses associated with software and hardware development. Research and development expenses were $1.0 million for the three months ended December 31, 2006 compared to $0.7 million for the same period in fiscal 2006. The increase of $300,000 was mainly due to a decrease in capitalized software development costs. $126,000 of software development costs were capitalized for the three months ended December 31, 2006, compared to $344,000 for the same period in fiscal 2006. These costs were capitalized after the establishment of technological feasibility occurred consistent with FAS 86. These costs will be amortized to cost of goods sold over the anticipated useful life of the product which, is determined based upon its anticipated future net revenues.
Non-operating Income (Expense)
Non-operating income was $83,000 and $8,000 for the three months ended December 31, 2006 and 2005, respectively. The increase was primarily associated with higher interest income due to larger cash balances and improved interest rates in fiscal 2007.
Income Taxes
No income tax benefit or expense was recorded in the first three months of fiscal 2007 or fiscal 2006. Because we have had continued operating losses and do not have objectively verifiable positive evidence of future taxable income as prescribed by SFAS No. 109, we concluded that a full valuation allowance was appropriate. Realization of deferred tax assets is dependent on future taxable income during the periods when deductible temporary differences and carryforwards are expected to be available to reduce taxable income. The amount of the net deferred tax asset considered realizable could be increased in the future if we return to profitability and actual future taxable income is higher than currently estimated. At September 30, 2006, we had federal net operating loss carryforwards of approximately $22.1 million.

Net Income (Loss) to Common Shareholders
We generated a net loss to common shareholders of $695,000 and $844,000 for the three months ended December 31, 2006 and 2005, respectively. For both periods the difference between net loss applicable to common shareholders and net loss relates to the Series B Preferred Stock paid dividends and deemed dividends.
Liquidity and Capital Resources
As of December 31, 2006, we held $7.6 million in cash and cash equivalents, and working capital totaled $7.8 million.
Cash provided by operating activities for the three months ended December 31, 2006 was $0.9 million compared to cash used in operating activities of $1.0 million for the same period in fiscal 2006. Cash provided by operating activities for fiscal 2007 resulted primarily from working capital changes of $0.9 million and non-cash expenses of $0.6 million offsetting our net loss of $0.6 million.
Deferred product costs were $4.4 million at December 31, 2006, a decrease of approximately $0.7 million from $5.1 million at September 30, 2006. This decrease was driven by the implementation of our new contract in second quarter of fiscal 2006. Accrued expenses were $1.9 million at December 31, 2006, a decrease of approximately $0.8 million from $2.7 million at September 30, 2006. This decrease was the result of the payment of the fiscal 2006 annual incentive bonus.
Cash used in investing activities of $0.2 million for the three months ended December 31, 2006 included $0.1 million for purchases of equipment and $0.1 million for capitalized software development.
Cash provided by financing activities of $0.5 million for the three months ended December 31, 2006 were the proceeds from a direct purchase of common stock.
The Company has a $5.0 million line of credit with Silicon Valley Bank. Advances under the line of credit accrue interest at the prime rate, which was 8.25% as of December 31, 2006. The line is subject to borrowing base requirements and is collateralized by substantially all the assets of the Company. The Company is required to meet a quick ratio level of no less than 1:1 under this agreement. All amounts owed under this line of credit must be repaid not later than December 15, 2007. The outstanding balance under this line of credit is zero at December 31, 2006 and September 30, 2006.
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
Our Series B Preferred Stock prohibits payment of dividends to the holders of any other capital stock unless and until we have paid dividends accrued on the Series B Preferred Stock, which pays an annual cumulative dividend of 4% of the original issue price. At the option of the Series B Preferred Stock holders, such dividends are payable in additional shares of Series B Preferred Stock rather than cash. For the three months ended December 31, 2006 and 2005, the Company issued 36,000 and 34,000 shares, respectively, of Series B Preferred Stock to the preferred stock holder for payment of accrued stock dividends. We are further restricted from dividend payments by our primary lender.

Related Party Transactions
The Company sold $163,000 of equipment to a company wholly owned by a member of the Board of Directors in the fourth quarter of fiscal 2006, with the revenue on this sale being deferred until fiscal 2007.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We have no history of investing in derivative financial instruments, derivative commodity instruments or other such financial instruments, and do not anticipate making such investments in the future. Transactions with international customers are entered into in U.S. dollars, precluding the need for foreign currency hedges. Additionally, we invest in money market funds and fixed rate U.S. government and corporate obligations, which experience minimal volatility. Thus, the exposure to market risk is not material.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures and Internal Control over Financial Reporting
On December 31, 2006, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Rule 13a-15(e)). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.
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
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Item 103 XATA has been named as one of many defendants in a lawsuit, filed January 16, 2007 in the United States District Court, Northern District of Georgia, Atlanta Division (1:07-CV-0105). The plaintiff, Telematics Corporation, has sued United Parcel Service Co., @Road, Inc., Motorola Inc., Ryder System, Inc., Sprint Nextel Corporation, Teletrac, Inc., Verizon Communications, and XATA Corporation for infringement of certain patents and has requested that the court assess compensatory and treble damages against each defendant and enjoin further infringing activities by the defendants. In addition, Telematics has demanded that the defendants pay pre- and post-judgment interest, plus attorneys fees and costs. At this time, XATA cannot estimate the amount of monetary damages or other consequences that might result from this lawsuit. Substantial money damages or an injunction against the manufacture, sale or use of XATA’s allegedly infringing products could have a material adverse effect on XATA. XATA has not yet responded to the complaint and is currently reviewing it.
Item 1A. Risk Factors
In addition to the other information set forth in this report and our other SEC filings, you should carefully consider the factors discussed in Part I, Item 1 of our Annual Report on Form 10-KSB for the year ended September 30, 2006, which could have a material impact on our business, financial condition or results of operations. The risks described in our Annual Report on Form 10-KSB are not the only risks we face. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business, financial condition or results of operations.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
In the three months ended December 31, 2006, the Company issued 36,000 shares of Series B Preferred Stock as a dividend on its outstanding Series B Preferred Stock (all of which is held by Trident Capital, Inc. and its affiliates). No underwriter or placement agent was involved and there were no cash proceeds from the issuances. The Company relied on the exemption from registration provided by Section 4(2) of the Securities Act for these issuances.
In the three months ended December 31, 2006, the Company issued 393,000 shares of Common Stock as a stock bonus award to the Company’s new Chief Executive Officer. No underwriter or placement agent was involved and there were no cash proceeds from the issuances. The Company relied on the exemption from registration provided by Section 4(2) of the Securities Act for these issuances. The Company filed a Form 8-K regarding this issuance on October 4, 2006.
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

Dated: February 7, 2007	XATA Corporation (Registrant)
by:	/s/ Mark E. Ties
Mark E. Ties
Chief Financial Officer (Signing as Principal Financial and Accounting Officer, and as Authorized Signatory of Registrant)