Form 10KSB/A
period 2006-09-30
XATA CORP /MN/
filed 2007-03-07
CIK 854398

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
DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Form 10-KSB incorporates information by reference from the definitive Proxy Statement for the Annual Meeting of Shareholders held on February 7, 2007 to the extent stated herein. Except with respect to information specifically incorporated by reference in this Form 10-KSB, the Proxy Statement is not deemed to be filed as a part of this Report. The Proxy Statement was filed with the Commission on January 5, 2007. In addition, there are incorporated by reference in this Report certain previously filed exhibits identified in Part III, Item 13.

Page

EXPLANATORY NOTE	1

PART II

Item 7. Financial Statements	1

SIGNATURES

EXHIBIT INDEX
Consent of Grant Thornton LLP
Section 302 Certification
Section 302 Certification
Section 1350 Certification
Section 1350 Certification

Explanatory Note
This Amendment No. 1 to the Annual Report on Form 10-KSB of XATA Corporation (the “Company”) amends the Company’s Annual Report on Form 10-KSB for the fiscal year ended September 30, 2006, originally filed with the Securities and Exchange Commission (the “SEC”) on December 21, 2006 (the “Original Filing”).
The Company is filing this Amendment No. 1 solely to correct the headings on the Balance Sheets, Statements of Operations and Statements of Cash Flows on Pages F-2, F-3 and F-5 of the Financial Statements. The financial statements were audited by Grant Thornton LLP, but were incorrectly labeled as “(Unaudited)” in the Original Filing. We are filing the entire Financial Statements with this Amendment No. 1, the Consent of Grant Thornton LLP as Exhibit 23, and in connection with the filing of this Amendment No. 1 and pursuant to the rules of the SEC, the Company is including currently dated certifications as Exhibits 31.1, 31.2, 32.1, and 32.2.
Except as described above, no other changes have been made to the Original Filing. This Amendment No. 1 does not amend or update any other information set forth in the Original Filing, and the Company has not updated disclosures contained therein to reflect any events that occurred at a date subsequent to the filing of the Original Filing.
PART II
Item 7. Financial Statements

1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and
Shareholders of XATA Corporation
We have audited the accompanying balance sheets of XATA Corporation (a Minnesota corporation) as of September 30, 2006and 2005, and the related statements of operations, changes in shareholders’ equity, and cash flows for each of the two years in the period ended September 30, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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

XATA CORPORATION
NOTES TO FINANCIAL STATEMENTS
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

XATA CORPORATION
NOTES TO FINANCIAL STATEMENTS
Note 6. Income Taxes, continued
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

XATA CORPORATION
NOTES TO FINANCIAL STATEMENTS
Note 7. Commitments, continued
401(k) Plan
The Company has a 401(k) plan covering substantially all employees and is operated on a calendar year basis. The Company increased the employer matching contribution equal to 50% (25% previously) of an employee’s contribution for employee deferrals of up to 6% of their compensation effective January 1, 2006. Matching contributions for the fiscal years ended September 30, 2006 and 2005 totaled $107,000 and $60,000, respectively.
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
Note 8. Shareholders’ Equity, continued
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

XATA CORPORATION
NOTES TO FINANCIAL STATEMENTS
Note 8. Shareholders’ Equity, continued
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

XATA CORPORATION

Dated: March 7, 2007	By:	/s/ John J. Coughlan John J. Coughlan, Chairman and Chief Executive Officer
(Principal executive officer)

Dated: March 7, 2007	By:	/s/ Mark E. Ties
Mark E. Ties, Chief Financial Officer (Principal accounting and financial officer)

INDEX TO EXHIBITS

Index
Number	Description
23	Consent of Grant Thornton LLP, independent registered public accounting firm

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002