Form 10KSB/A
period 2006-09-30
XATA CORP /MN/
filed 2007-04-20
CIK 854398

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-KSB/A
AMENDMENT NO. 2
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

SIGNATURES

EXHIBIT INDEX
Consent of Grant Thornton LLP
Section 302 Certification
Section 302 Certification
Section 906 Certification
Section 906 Certification

Explanatory Note
This Amendment No. 2 to the Annual Report on Form 10-KSB of XATA Corporation (the “Company”) amends the Company’s Annual Report on Form 10-KSB for the fiscal year ended September 30, 2006, originally filed with the Securities and Exchange Commission (the “SEC”) on December 21, 2006 (the “Original Filing”).
The Company is filing this Amendment No. 2 solely to correct the headings on the Balance Sheets, Statements of Operations and Statements of Cash Flows on Pages F-2, F-3 and F-5 of the Financial Statements. The financial statements were audited by Grant Thornton LLP, but were incorrectly labeled as “(Unaudited)” in the Original Filing. We are filing the entire Financial Statements with this Amendment No. 2, the Consent of Grant Thornton LLP as Exhibit 23, and in connection with the filing of this Amendment No. 2 and pursuant to the rules of the SEC, the Company is including currently dated certifications as Exhibits 31.1, 31.2, 32.1, and 32.2.
Except as described above, no other changes have been made to the Original Filing. This Amendment No. 2 does not amend or update any other information set forth in the Original Filing, and the Company has not updated disclosures contained therein to reflect any events that occurred at a date subsequent to the filing of the Original Filing.
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

Note 2. Summary of Significant Accounting Policies, continued
Value of Financial Instruments
The amounts of cash and cash equivalents, short-term investments, accounts receivable, and accounts payable approximate fair value because of their short-term maturities. At September 30, 2006 and September 30, 2005, the Company had $0 and $1.8 million, respectively, outstanding under its revolving credit facility with Silicon Valley Bank. The carrying amount of these borrowings approximates fair value as the rate of interest on the revolving credit facility approximates the current market rate of interest for similar instruments with a comparable maturity.
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

Note 2. Summary of Significant Accounting Policies, continued
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

Note 2. Summary of Significant Accounting Policies, continued
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

Note 7. Commitments, continued
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

Note 8. Shareholders’ Equity, continued
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

Note 8. Shareholders’ Equity, continued
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
The following tables summarize information relating to outstanding stock warrant as of September 30, 2006 and 2005:

		Weighted-Average	Weighted Average
Date	Warrants Outstanding	Exercise Price	Remaining Life
September 30, 2006	1,033,000	$3.49	2.99 years
September 30, 2005	1,019,000	$3.43	3.83 years
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

XATA CORPORATION
Dated: April 16, 2007	By:	/s/ John J. Coughlan
John J. Coughlan, Chairman and Chief Executive Officer (Principal executive officer)

Dated: April 16, 2007	By:	/s/ Mark E. Ties
Mark E. Ties, Chief Financial Officer (Principal accounting and financial officer)

INDEX TO EXHIBITS

Index
Number	Description

23	Consent of Grant Thornton LLP, independent registered public accounting firm

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002