Form 10-Q
period 2007-03-31
XATA CORP /MN/
filed 2007-05-11
CIK 854398

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2007
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
As of May 3, 2007, the following securities of the Registrant were outstanding: 8,496,861 shares of Common Stock, $.01 par value per share, 1,814,827 shares of Series B Preferred Stock and 1,269,036 shares of Series C Preferred Stock.

XATA Corporation
Index

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
XATA CORPORATION
BALANCE SHEETS
(in thousands, except per share amounts)
(Unaudited)

	March 31,	September 30,
	2007	2006
ASSETS
Current Assets
Cash and cash equivalents	$8,736	$6,354
Accounts receivable, less allowances for doubtful accounts and sales returns of $410 and $472	4,598	5,260
Inventories	1,778	2,212
Deferred product costs	1,160	3,433
Prepaid expenses	279	270

Total current assets	16,551	17,529

Equipment and leasehold improvements, net	1,094	1,316
Captialized system development costs, net	1,177	1,191
Deferred product costs, net of current portion	2,544	1,687

Total assets	$21,366	$21,723

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Current portion of long-term obligations	$93	$94
Accounts payable	1,787	1,688
Accrued expenses	2,176	2,674
Deferred revenue	4,916	6,728

Total current liabilities	8,972	11,184

Long-term obligations, net of current portion	44	88
Deferred revenue, net of current portion	7,031	5,261

Total liabilities	16,047	16,533

Shareholders’ Equity
Preferred stock, no par, 5,000 shares authorized:
Series B, 4% convertible, 2,250 shares designated; shares issued and outstanding: 1,815 at March 31, 2007 and 1,779 at September 30, 2006	4,765	4,579
Series C, convertible, 1,400 shares designated; 1,269 shares issued and outstanding at March 31, 2007 and September 30, 2006	4,845	4,845
Common stock, par value $0.01 per share; 25,000 shares authorized; shares issued and outstanding: 8,497 at March 31, 2007 and 7,963 at September 30, 2006	85	80
Additional paid-in capital	23,900	23,246
Unearned stock based compensation	—	(900)
Accumulated deficit	(28,276)	(26,660)

Total shareholders’ equity	5,319	5,190

Total liabilities and shareholders’ equity	$21,366	$21,723

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

XATA CORPORATION
STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	Three months ended		Six months ended
	March 31,		March 31,
	2007	2006	2007	2006
Net sales	$8,162	$8,418	$15,936	$14,841

Costs and expenses
Cost of goods sold	4,670	4,530	8,851	8,302
Selling, general and administrative	3,438	2,815	6,495	5,315
Research and development	1,024	1,036	2,198	1,944

Total costs and expenses	9,132	8,381	17,544	15,561

Operating (loss) income	(970)	37	(1,608)	(720)
Net interest income	95	26	179	34

(Loss) income before income taxes	(875)	63	(1,429)	(686)
Income tax expense	—	—	—	—

Net (loss) income	(875)	63	(1,429)	(686)

Preferred stock dividends	(46)	(44)	(92)	(88)
Preferred stock deemed dividends	—	—	(95)	(52)

Net (loss) income to common shareholders	$(921)	$19	$(1,616)	$(826)

Net (loss) income per common share — basic and diluted:	$(0.12)	$0.00	$(0.20)	$(0.11)

Weighted average common and common share equivalents
Basic	7,921	7,406	7,883	7,354

Diluted	7,921	11,071	7,883	7,354

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

XATA CORPORATION
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
PERIODS ENDED MARCH 31, 2007 AND SEPTEMBER 30, 2006
(in thousands)
(Unaudited)

			Series B		Series C		Additional	Unearned
	Common Stock		Preferred Stock		Preferred Stock		Paid-In	Stock-Based	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Compensation	Deficit	Total

Balance, September 30, 2005	7,549	$76	1,710	$4,260	1,269	$4,845	$21,458	$(1,007)	$(24,595)	$5,037
Common stock issued on exercise of options	344	3	—	—	—	—	1,255		—	1,258
Common stock issued on exercise of warrants	9	—	—	—	—	—	—		—	—
Issuance of restricted shares of common stock	199	2	—	—	—	—	963	(965)		—
Amortization of unearned stock based compensation	—	—	—	—	—	—	—	566	—	566
Elimination of unearned compensation related to terminated employees	—	—	—	—	—	—	(506)	506	—	—
Forfeiture of restricted shares of common stock	(138)	(1)	—	—	—	—	1	—	—	—
Issuance of common stock warrants	—	—	—	—	—	—	75	—	—	75
Preferred stock dividends	—	—	69	175	—	—	—	—	(178)	(3)
Preferred stock deemed dividends	—	—	—	144	—	—	—	—	(144)	—
Net loss	—	—	—	—	—	—	—	—	(1,743)	(1,743)

Balance, September 30, 2006	7,963	80	1,779	4,579	1,269	4,845	23,246	(900)	(26,660)	5,190

Common stock issued on exercise of options	8	—	—	—	—	—	27	—	—	27
Issuance of restricted shares of common stock	430	4	—	—	—	—	(4)	—		—
Elimination of unearned compensation	—	—	—	—	—	—	(900)	900	—	—
Amortization of unearned stock based compensation	—	—	—	—	—	—	927	—	—	927
Forfeiture of restricted shares of common stock	(16)	—	—	—	—	—	—	—	—	—
Direct purchase of common stock	112	1	—	—	—	—	604	—	—	605
Preferred stock dividends	—	—	36	91	—	—	—	—	(92)	(1)
Preferred stock deemed dividends	—	—	—	95	—	—	—	—	(95)	—
Net loss	—	—	—	—	—	—	—	—	(1,429)	(1,429)

Balance, March 31, 2007	8,497	$85	1,815	$4,765	1,269	$4,845	$23,900	$—	$(28,276)	$5,319

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

XATA CORPORATION
STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six months ended
	March 31,
	2007	2006

Cash provided by operating activities
Net loss	$(1,429)	$(686)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and impairment costs	491	176
Issuance of warrants for services rendered	—	25
Unearned compensation recognized	927	320
Changes in assets and liabilities:
Accounts receivable, net	662	959
Inventories	434	(855)
Deferred product costs	1,416	590
Prepaid expenses	(9)	(133)
Accounts payable	99	(878)
Accrued expenses	(499)	574
Deferred revenue	(42)	801

Net cash provided by operating activities	2,050	893

Cash used in investing activities
Purchase of equipment and leasehold improvements	(95)	(548)
Additions to software development costs	(160)	(475)

Net cash used in investing activities	(255)	(1,023)

Cash provided by financing activities
Borrowings on bank line of credit	—	200
Payments on bank line of credit	—	(1,500)
Borrowings on long-term obligations	—	49
Payments on long-term obligations	(45)	(37)
Proceeds from issuance of common stock	605	—
Proceeds from options and warrants exercised	27	300

Net cash provided by (used in) financing activities	587	(988)

Increase (decrease) in cash and cash equivalents	2,382	(1,118)

Cash and cash equivalents
Beginning	6,354	6,473

Ending	$8,736	$5,355

Supplemental disclosures of cash flow information
Cash payments for interest	$13	$64

Supplemental schedule of noncash investing and financing activities
Issuance of restricted stock	$—	$836
Preferred stock deemed dividends	95	52
Unearned compensation for terminated employees	—	76
Preferred stock dividends payable	62	59
Preferred stock dividends paid	91	87
Equipment purchased under capital lease	—	212
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
Software revenue is recognized under SOP 97-2 and SAB 104 when (i) persuasive evidence of an arrangement exists (for example a signed agreement or purchase order), (ii) delivery has occurred, as evidenced by shipping documents or customer acceptance, (iii) the fee is fixed or determinable and payable within twelve months, and (iv) collectibility is probable and supported by credit checks or past payment history. Pursuant to certain contractual arrangements, revenues are recognized for completed systems held at the Company’s warehouse pending the receipt of delivery instructions from the customer. As of March 31, 2007 and September 30, 2006, the Company had approximately $20,000 of systems on hand that had been billed to those customers awaiting specific delivery instructions.
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
Concentration of Credit Risk
Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of cash equivalents and accounts receivable. The Company’s cash equivalents consist of checking and money market accounts, which, at times, exceed federally insured limits. The Company has not experienced any losses in such accounts.
The majority of the Company’s accounts receivables are due from companies with fleet trucking operations in a variety of industries. In general, the Company does not require collateral or other security to support accounts receivable. Accounts receivable are typically due from customers within 30 days and are stated at amounts due from customers net of an allowance for doubtful accounts and sales returns. Accounts receivable outstanding longer than the contractual payment terms are considered past due. To reduce credit risk, management performs ongoing evaluations of its customers’ financial condition. The Company determines its allowance for doubtful accounts based upon a number of factors, including the length of time trade receivables are past due, the Company’s previous loss history, the customer’s current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole. The provision for doubtful accounts is recorded as a charge to operating expenses. The Company determines its allowance for sales returns by considering several factors, including history of prior sales credits issued. The Company regularly assesses the allowance for sales returns and increases it as needed. The provision for sales returns is recognized as a reduction of revenues. Unexpected or significant future changes in trends could result in a material impact to future statements of operations or cash flows.
Fair Value of Financial Instruments
The carrying amounts of cash and cash equivalents, accounts receivable, and accounts payable approximate fair value because of their short-term nature of these instruments.
Inventories
Inventories consist of parts and accessories and finished goods, and are stated at the lower of cost or market. Cost is determined on the standard cost method, which approximates the first-in, first-out method.
Inventories consist of (in thousands):

	March 31,	September 30,
	2007	2006
Parts and accessories	$923	$786
Finished goods	855	1,426

Total inventories	$1,778	$2,212

Equipment and Leasehold Improvements
Equipment is stated at cost and depreciated using the straight-line method over estimated useful lives of approximately three to seven years. Leasehold improvements are depreciated over the shorter of the lease term or their estimated useful lives (three to fifteen years).
Equipment and leasehold improvements consist of (in thousands):

	March 31,	September 30,
	2007	2006
Office furniture and equipment	$2,630	$2,543
Engineering and manufacturing equipment	572	564
Leasehold improvements	34	34

	3,236	3,141

Less: accumulated depreciation	(2,142)	(1,825)

Equipment and leasehold improvements, net	$1,094	$1,316

Depreciation for income tax reporting purposes are computed using accelerated methods.
Capitalized System Development Costs
System development costs incurred after establishing technological feasibility are capitalized and amortized to cost of goods sold beginning when the product is first released for sale to the general public. Amortization is the greater of the amount computed using the ratio of current gross revenues for the product to the total of current and anticipated future gross revenues or the straight-line method over the estimated economic life of the product (two to five years). There was no accumulated amortization at March 31, 2007 or September 30, 2006.
For the three months ended March 31, 2007, the Company expensed $174,000 of capitalized system development costs associated with a product that will not be marketed. This expense is included within selling, general and administrative expense.
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
At March 31, 2007 and September 30, 2006, the Company had an accrual for product warranties of $873,000 and $877,000, respectively.
Shipping Costs
Shipping costs, which are classified as a component of cost of goods sold, were $86,000 and $103,000 for the three months ended March 31, 2007 and 2006, respectively; and $156,000 and $180,000 for the six months ended March 31, 2007 and 2006, respectively. Customer billings related to shipping fees are reported as net sales.
Advertising Costs
All advertising costs are expensed as incurred. Advertising costs, which are included in selling, general and administrative expenses, were $29,000 for the three months ended March 31, 2007 and 2006; and $193,000 and $77,000 for the six months ended March 31, 2007 and 2006, respectively. Advertising costs consist primarily of ad campaigns, catalog brochures, promotional items and trade show expenses.
Research and Development Costs
Research and development expenses are charged to expense as incurred. Such expenses include product development costs and costs related to the Company’s internally developed software systems, which have not met the capitalization criteria of Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use (SOP 98-1). During the quarters ended March 31, 2007 and 2006, $34,000 and $131,000, respectively, of research and development costs were capitalized in accordance with Statement of Financial Accounting Standards SFAS No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed. During the six months ended March 31, 2007 and 2006, $160,000 and $475,000, respectively, of research and development costs were capitalized.
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
Valuation allowances are established by the Company when necessary to reduce deferred tax assets to the amount more likely than not to be realized. The Company has provided a full valuation allowance against the net deferred tax assets as of March 31, 2007 and September 30, 2006.
Reclassifications
Certain amounts from prior years’ financial statements have been reclassified to conform to the current year presentation. Costs of $196,000 and $377,000 for the three months and six months ended March 31, 2006 were reclassified from selling, general and administrative expense to research and development expense. These reclassifications had no effect on net loss to common shareholders or shareholders’ equity.

Recently Issued Accounting Standards
Accounting Changes and Error Corrections (Statement 154)
In May 2005, the FASB issued Statement 154, Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3, as part of its short-term convergence project with the International Accounting Standards Board. Statement 154 requires that all voluntary changes in accounting principles and changes required by a new accounting pronouncement that do not include specific transition provisions be applied retrospectively to prior periods’ financial statements, unless it is impractical to do so. Opinion 20, Accounting Changes, required that most voluntary changes in accounting principle be recognized by including the cumulative effect of changing to the new accounting principle as a component of net income in the period of the change. Statement 154 is effective prospectively for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Statement 154 does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase as of the effective date of the Statement. The adoption of this pronouncement did not have a material effect on the Company’s results of operations.
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
Note 2. Stock-Based Compensation
Stock Options
At March 31, 2007, the Company had one stock-based compensation plan (the 2007 Long-Term Incentive and Stock Option Plan) approved by the shareholders at the February 2007 Shareholder Meeting. Stock options granted under this plan generally vest ratably over three years of service, have a contractual life of 5-10 years and provide for accelerated vesting if there is a change in control, as defined. At March 31, 2007, the Company had 94,000 shares available for future grant under our stock option plan. On October 1, 2006, the Company adopted Statement of Financial Accounting Standard No. 123R, Share Based Payment (SFAS 123R), which requires the fair value of all share-based payment transactions, including stock options, to be recognized in the statement of operations as an operating expense, based on their fair value over the requisite service period. For the three and six months ended March 31, 2007, the Company recorded compensation expense of $148,000 and $211,000, respectively, related to the adoption of SFAS 123R. Total stock-based compensation related expense reduced both basic and diluted earnings per share by $.02 and $.03 for the three and six months ended March 31, 2007, respectively.
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
The Company has elected the modified prospective transition method in applying SFAS 123R. Accordingly, periods prior to adoption have not been restated. Under this transition method, the Company will apply the provisions of SFAS 123R to new awards and to awards modified, repurchased, or cancelled after October 1, 2006. Additionally, the Company will recognize compensation cost for the portion of awards for which the requisite service has not been rendered (unvested awards) that are outstanding as of October 1, 2006, as the remaining service is rendered. The compensation cost recorded for these awards will be based on their grant-date fair value as calculated for the pro forma disclosures required by FAS 123. At March 31, 2007, the Company had $1,448,000 of unrecognized compensation costs related to non-vested stock options that are expected to be recognized over a weighted average period of 2.7 years.
The following table illustrates the effect on net loss to common shareholders and net loss to common shareholders per share had the fair value based method been applied to the comparable periods in the prior fiscal year (in thousands, except per share amounts):

	Three months ended	Six months ended
	March 31, 2006	March 31, 2006
Net income (loss) to common shareholders, as reported	$19	$(826)
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	(59)	(60)

Pro forma net loss to common shareholders	$(40)	$(886)

Basic and diluted net loss to common shareholders per common share
As reported	$0.00	$(0.11)
Pro forma	(0.01)	(0.12)
The following tables summarize information relating to outstanding stock options as of March 31, 2007 (in thousands, except per share amounts):

		Weighted
		Average
	Shares	Exercise Price
Options outstanding at September 30, 2006	388	$4.60
Granted	854	5.21
Exercised	(8)	3.66
Cancelled	(21)	4.89
Options outstanding at March 31, 2007	1,213	$5.03

Total intrinsic value of options exercised during the three and six months ended March 31, 2007 was $4,000 and $11,000, respectively.
Information regarding options outstanding and exercisable at March 31, 2007 is as follows (in thousands, except per share amounts):

	Options Outstanding				Options Exercisable
		Weighted				Weighted
		Average	Weighted			Average	Weighted
Range	Number	Remaining	Average	Aggregate	Number	Remaining	Average	Aggregate
of	of	Contractual	Exercise	Intrinsic	of	Contractual	Exercise	Intrinsic
exercise price	Shares	Life (Years)	Price	Value	Shares	Life (Years)	Price	Value
$2.85 - $3.03	20	0.95	$2.98		20	0.95	$2.98
$3.67 - $4.18	115	0.84	3.91		116	0.84	3.91
$4.88 - $5.40	1,078	5.52	5.19		65	6.86	5.08

	1,213	5.00	$5.03	$145	201	2.81	$4.20	$145

The fair value of each option is estimated at the grant date using the Black-Scholes option-pricing model. The weighted average fair value at the date of grant and the assumptions used to determine such values are indicated in the following table (in thousands, except per share amounts):

	Three months ended		Six months ended
	March 31,		March 31,
	2007	2006	2007	2006
Number of shares granted	544	20	854	20
Fair value	$1.84	$2.95	$1.82	$2.95
Risk-free interest rate	4.68%	4.55%	4.65%	4.55%
Expected volatility	35.17%	41.76%	35.67%	41.76%
Expected life (in years)	4.37	10.0	4.06	10.0
Dividend yield	—	—	—	—
The expected term of the options is based on the simplified method identified in SAB 107 for share-based awards granted during fiscal 2007 and expected future employee exercise behavior. The simplified method calculates the expected term as the average of the vesting and contractual terms of the award. The risk-free interest rate is based on the US Treasury rate at the date of grant with maturity date approximately equal to the expected life at the grant date. Volatility is based on the historical volatility of our common stock. We have not historically issued any dividends and do not expect to in the future.

Restricted Stock Awards
The Company currently grants restricted shares of common stock in addition to stock options as part of its long-term incentive compensation to employees. The fair value of restricted stock awards is determined based on the closing market price of our stock on the date of grant. Each grant of restricted stock vests over one to six years for employees and vest immediately for directors. Shares granted may be sold once vested. Information regarding restricted stock awards at March 31, 2007 is as follows (in thousands, except per share amounts):

		Weighted
	Number of	Average Fair
	Shares	Value
Restricted stock outstanding at September 30, 2006	213	$4.95
Granted	430	5.38
Vested	(88)	4.97
Cancelled	(16)	4.99

Restricted stock outstanding at March 31, 2007	539	$5.29

The Company recognizes compensation expense ratably over the vesting period of the restricted stock. Compensation expense was $378,000 and $200,000 for the three months ended March 31, 2007 and 2006, respectively; and $715,000 and $320,000 for the six months ended March 31, 2007 and 2006, respectively. The Company began adjusting compensation expense relating to restricted stock awards for estimated expected forfeitures in the third quarter of fiscal 2006. Compensation expense for the three and six months ended March 31, 2006 would have been reduced by $16,000 and $29,000, respectively, had this adjustment been made for these periods.
As the result of the adoption of SFAS 123R the Company eliminated the unearned stock based compensation component of stockholders’ equity. The elimination resulted in a reclassification of $900,000 to additional paid in capital. Net loss and total shareholders’ equity were not impacted as a result of this elimination.
At March 31, 2007, the Company had $2,319,000 of unrecognized compensation costs related to non-vested restricted stock awards that are expected to be recognized over a weighted average period of 2.2 years.
Note 3. Commitments
Leases
The Company leases its office, warehouse, and certain office equipment under noncancelable operating leases. The facility lease requires that the Company pay a portion of the real estate taxes, maintenance, utilities and insurance. Rental expense, including common area costs and net of rental income, was $76,000 and $61,000 for the three months ended March 31, 2007 and 2006, respectively, and $147,000 and $124,000 for the six months ended March 31, 2007 and 2006, respectively.
Reseller Commitment
On July 31, 2006, the Company entered into an International Value Added Reseller Agreement with ORBCOMM LLC. The Company has committed to certain volume minimums in exchange for favorable pricing in this agreement. Approximate future minimum purchases in excess of units already activated under customer agreements to secure this favorable pricing are $1,000 in fiscal 2007 and $25,000 each in fiscal 2008 and fiscal 2009.
401(k) Plan
The Company has a 401(k) plan covering substantially all employees and the plan is operated on a calendar year basis. The Company provides an employer matching contribution equal to 50% of an employee’s contribution for employee deferrals of up to 6% of their compensation. Matching contributions were $36,000 and $24,000 for the three months ended March 31, 2007 and 2006, respectively, and $71,000 and $39,000 for the six months ended March 31, 2007 and 2006, respectively.
Note 4. Bank Line of Credit
The Company has a $5.0 million line of credit with Silicon Valley Bank. Advances under the line of credit accrue interest at the prime rate, which was 8.25% as of March 31, 2007. The line is subject to borrowing base requirements and is collateralized by substantially all the assets of the Company. The Company is required to meet a quick ratio level of no less than 1:1 under this agreement. All amounts owed under this line of credit must be repaid not later than December 15, 2007. The outstanding balance under this line of credit was $0 at March 31, 2007 and September 30, 2006.
Note 5. Shareholders’ Equity
Common Stock
The Company is authorized to issue up to 25,000,000 shares of common stock.
Preferred Stock
The Company has authorized an undesignated class of preferred stock of 10,000,000 shares. The Board of Directors can issue preferred stock in one or more series and fix the terms of such stock without shareholder approval. Preferred stock may include the right to vote as a series on particular matters, preferences as to dividends and liquidation, conversion and redemption rights and sinking fund provisions.
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
For the six months ended March 31, 2007 and 2006, the Company issued 36,000 and 34,000 shares, respectively, of Series B Preferred Stock for payment of accrued dividends. Based on the market value of the Company’s common stock on the date of the dividend payment, the payment of the dividend in additional shares of Series B Preferred Stock resulted in a non-cash dividend of $187,000 and $140,000, for the six months ended March 31, 2007 and 2006, respectively.
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
The following table summarizes information relating to outstanding common stock warrants as of March 31, 2007 (in thousands, except per share amounts):

Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Life (Years)	Value
Warrants outstanding at September 30, 2006	1,033	$3.49	2.99	$1,983
Granted	—	—
Exercised	—	—
Cancelled	—	—

Warrants outstanding at March 31, 2007	1,033	$3.49	2.49	$1,419

As of March 31, 2007, all outstanding common stock warrants were exercisable.
Note 6. Income (Loss) Per Share
Basic income (loss) per share is computed based on dividing income (loss) applicable to common shareholders by the weighted average number of common shares outstanding less unvested restricted stock for the period. Diluted income (loss) per share reflects the potential dilution that could occur if securities or other obligations to issue common stock such as options, warrants or convertible preferred stock, were exercised or converted into common stock that then shared in the earnings of the Company. For all periods presented, diluted income (loss) per share is equal to basic income (loss) per share because the effect of including such securities or obligations would have been anti-dilutive.
At March 31, 2007 and 2006, the Company had options and warrants outstanding to purchase a total of 2,267,000 and 1,477,000 shares of common stock, at a weighted-average exercise price of $4.33 and $3.63, respectively. Because the Company incurred net losses for the three months ended March 31, 2007 and for the six months ended March 31, 2007 and 2006, the inclusion of potential common shares in the calculation of diluted loss per common share would have an anti-dilutive effect. The Company earned a net income for the three months ended March 31,

2006, but the inclusion of potential common shares in the calculation of diluted loss per common share would also have an anti-dilutive effect. Therefore, basic and diluted income (loss) per common share amounts are the same for the three and six months ended March 31, 2007 and 2006.
Note 7. Legal Proceedings
XATA has been named as one of many defendants in a lawsuit, filed January 16, 2007. The plaintiff has sued for infringement of certain patents and has requested that the court assess compensatory and treble damages against each defendant and enjoin further infringing activities by the defendants. At this time, XATA cannot estimate the amount of monetary damages, if any, or other consequences that might result from this lawsuit. XATA has answered the complaint, denied infringement and has counterclaimed for a declaration that the asserted patents are invalid and not infringed. Substantial money damages or an injunction against the manufacture, sale or use of XATA’s allegedly infringing products could have a material adverse effect on XATA.
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
Allowance for doubtful accounts and sales returns. We grant credit to customers in the normal course of business. The majority of our accounts receivables are due from companies with fleet trucking operations in a variety of industries. Credit is extended based on an evaluation of a customer’s financial condition and, generally, collateral is not required. Accounts receivable are typically due from customers within 30 days and are stated at amounts due from customers net of an allowance for doubtful accounts and sales returns. Accounts receivable outstanding longer than the contractual payment terms are considered past due. We determine the adequacy of the allowance for doubtful accounts by considering a number of factors, including the length of time trade receivables are past due, our previous loss history, the customer’s current ability to pay its obligation, and the condition of the general economy and the industry as a whole. The bad debt expense is included as a selling, general and administrative expense. The balance of the allowance for doubtful accounts was $272,000 and $286,000 for March 31, 2007 and September 30, 2006, respectively.
We determine our allowance for sales returns by considering several factors, including history of prior sales credits issued. We regularly assess the allowance for sales returns and increase it as needed. When we accept a product return or issue a sales credit for which we had specifically increased the allowance, we write-off the associated accounts receivable and decrease the allowance for sales returns. The balance of the allowance for sales returns was $138,000 and $186,000 as of March 31, 2007 and September 30, 2006, respectively.

Product Warranties. We sell our hardware products with a limited warranty, with an option to purchase extended warranties. We provide for estimated warranty costs at the time of sale and for other costs associated with specific items at the time their existence and amount are determinable. Factors affecting the product warranty liability include the number of units sold, historical and anticipated rates of claims and cost per claim. We periodically assess the adequacy of its product warranty liability based on changes in these factors. At March 31, 2007 and September 30, 2006, the product warranty allowance was $873,000 and $877,000, respectively.
Capitalized system development costs. System development costs incurred after establishing technological feasibility are capitalized. These costs are amortized to cost of goods sold beginning when the product is first released for sale to the general public. The dollar amount amortized is the greater of the amount computed using the ratio of current gross revenues for the product to the total of current and anticipated future gross revenues or the straight-line method over the estimated economic life of the product (two to five years).
Research and development costs We charge expenditures for research and development activities to expense as incurred. Such expenses include product development costs and costs related to the Company’s internally developed software systems, which have not met the capitalization criteria of Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use (SOP 98-1).
Income taxes. We account for income taxes following the provisions of SFAS No. 109, Accounting for Income Taxes. SFAS No. 109 requires that deferred income taxes be recognized for the future tax consequences associated with differences between the tax basis of assets and liabilities and their financial reporting amounts at each year end, based on enacted tax laws and statutory rates applicable to the periods in which the differences are expected to affect taxable earnings. The effect of changes in tax rates is recognized in the period in which the rate change occurs. Valuation allowances are established when necessary to reduce deferred tax assets to the amount more likely than not to be realized. We have provided a full valuation allowance against the net deferred tax assets as of March 31, 2007 and September 30, 2006.
Results of Operations for the three and six months ended March 31, 2007 and 2006
The following table sets forth certain Statements of Operations data as a percentage of net sales:

	Three months ended		Six months ended
	March 31,		March 31,
	2007	2006	2007	2006
Net sales	100.0%	100.0%	100.0%	100.0%
Gross profit	42.8%	46.2%	44.5%	44.1%
Selling, general and administrative.	42.1%	33.4%	40.8%	35.8%
Research and development	12.5%	12.3%	13.8%	13.1%
Operating (loss) income	(11.9%)	0.4%	(10.1%)	(4.9%)
Net (loss) income	(10.7%)	0.7%	(9.0%)	(4.6%)
Net Sales
Net sales decreased 3.0% to $8.2 million for the three months ended March 31, 2007 compared to $8.4 million for the same period in fiscal 2006. The prior year quarter reflects the fulfillment of a large OpCenter order from a customer in the government sector. Net sales for the six months ended March 31, 2007 increased by 7.4% to $15.9 million compared to $14.8 million from the same period in fiscal 2006. Net sales for the six months ended March 31, 2007 reflects an 85.4% increase in XATANET revenue over prior year’s comparable period.

We changed our XATANET contract terms, which now meet the revenue recognition requirements for immediate revenue recognition related to the software and hardware components of a sale for most new system sales. The effect of this change was additional revenue of $1.6 million and $2.0 million for three and six months ended March 31, 2007, respectively. XATANET sales were 76.6% and 75.1% of total net sales for the three and six months ended March 31, 2007, respectively compared to 39.8% and 43.5% of net sales for the three and six months ended March 31, 2006, respectively.
Net sales derived from our OpCenter product line decreased 62.4% to $1.9 million for the three months ended March 31, 2007 compared to $5.1 million from the same period in fiscal 2006, and 52.7% to $4.0 million for the six months ended March 31, 2007 compared to $8.4 million from the same period in fiscal 2006.
The Company ended the second quarter of fiscal 2007 with $11.9 million of deferred revenue in comparison to $12.0 million as of March 31, 2006. Revenue associated with XATANET systems that are not under the Company’s new contract format will continue to be recognized over the initial term of each subscription rather than at the time of delivery. XATANET subscription terms are a minimum of twelve months.
Cost of Goods Sold
Cost of goods sold includes the direct product costs associated with fulfilling customer orders, warranty costs related to previously sold systems, communication and facility costs, product repair and refurbishment costs, and expenses associated with the enhancement of released products. Total cost of goods sold increased to $4.7 million for the three months ended March 31, 2007 compared to $4.5 million for the same period in fiscal 2006, driven by increased XATANET system and subscription sales. Gross margin as a percentage of net sales decreased 3.4 percentage points to 42.8% for the three months ended March 31, 2007 versus 46.2% in the same period last year. The reduction in gross margin was driven by a shift in product mix. We expect the cost of goods sold relating to XATANET systems to decrease as a percentage of sales during the next 12 months as the result of lower communication costs and improved system costs.
For the six months ended March 31, 2007 total cost of goods sold increased $500,000 to $8.8 million compared to $8.3 million for the same period in 2006. The increase was primarily driven by increased XATANET system and subscription sales.
Selling, General and Administrative Expenses
Selling, general and administrative expenses consist of employee wages in our support, sales and administration functions, marketing and promotional expenses, executive and administrative costs, accounting and professional fees, recruiting costs and provision for doubtful accounts. Selling, general and administrative expenses were $3.4 million for the three months ended March 31, 2007 compared to $2.8 million for the same period in fiscal 2006. The increase of $600,000 was mainly due to a $326,000 increase in stock-based compensation costs, a $135,000 increase in legal costs, and a $174,000 write-off of capitalized system development costs related to a product that will not be going to market.
Selling, general and administrative expenses were $6.5 million for the six months ended March 31, 2007 compared to $5.3 million for the same period in 2006. The increase of $1.2 million reflects a $606,000 increase in stock-based compensation costs, a $139,000 increase in legal costs, a $114,000 increase in advertising and user conference costs, and a $174,000 write-off of capitalized system development costs related to a product that will not be going to market.

Research & Development Expenses
Research and development expenses consist of employee salaries and expenses related to development personnel and consultants, as well as expenses associated with software and hardware development. Research and development expenses remained flat at $1.0 million for the three months ended March 31, 2007 and 2006. The Company capitalized $34,000 of development costs for the three months ended March 31, 2007, compared to capitalized costs of $131,000 for the same period in fiscal 2006. These costs were capitalized after the establishment of technological feasibility consistent with FAS 86. These costs will be amortized to cost of goods sold over the anticipated useful life of the product, which is determined based upon its anticipated future net revenues.
Research and development expenses were $2.2 million for the six months ended March 31, 2007 compared to $1.9 million for the same period in 2006. The increase of $300,000 reflects a reduction in capitalized development costs for the six months ended March 31, 2007 compared to the same period in fiscal 2006. The Company capitalized $160,000 of development costs for the six months ended March 31, 2007, compared to capitalized costs of $475,000 for the same period in fiscal 2006.
Net Interest Income
Net interest income was $179,000 and $34,000 for the six months ended March 31, 2007 and 2006, respectively. The increase was associated with higher interest income in fiscal 2007 due to larger cash balances and improved interest rates and a reduction of interest expense of $51,000.
Income Taxes
No income tax benefit or expense was recorded in the first six months of fiscal 2007 or fiscal 2006. Because we have had continued operating losses and do not have objectively verifiable positive evidence of future taxable income as prescribed by SFAS No. 109, we concluded that a full valuation allowance was appropriate. Realization of deferred tax assets is dependent on future taxable income during the periods when deductible temporary differences and carryforwards are expected to be available to reduce taxable income. The amount of the net deferred tax asset considered realizable could be increased in the future if we return to profitability and actual future taxable income is higher than currently estimated. At September 30, 2006, we had federal net operating loss carryforwards of approximately $22.1 million.
Net Income (Loss) to Common Shareholders
We generated net losses to common shareholders of $921,000 and $1.6 million for the three and six months ended March 31, 2007, and net income to common shareholders of $19,000 for the three months ended March 31, 2006 and a net loss to common shareholders of $826,000 for the six months ended March 31, 2006. For all periods the difference between net income (loss) applicable to common shareholders and net income (loss) relates to the Series B Preferred Stock paid dividends and deemed dividends.
Liquidity and Capital Resources
As of March 31, 2007, we held $8.7 million in cash and cash equivalents, and working capital totaled $7.6 million. Free cash flow for the six months ended March 31, 2007 of $1.8 million increased by $1.9 million compared to a negative free cash flow of $130,000 for the six months ended March 31, 2006. Free cash flow represents cash provided by operating activities less cash used by investing activities.
Cash provided by operating activities for the six months ended March 31, 2007 was $2.1 million compared to cash used in operating activities of $893,000 for the same period in fiscal 2006. Cash provided by operating activities for fiscal 2007 resulted primarily from working capital changes of $2.1 million and non-cash expenses of $1.4 million offsetting our net loss of $1.4 million.
Deferred product costs were $3.7 million at March 31, 2007, a decrease of approximately $1.4 million from $5.1 million at September 30, 2006. This decrease was driven by the implementation of the new contract in second quarter of fiscal 2006. Accounts receivable decreased by approximately $700,000 to $4.6 million at March 31, 2007 from $5.3 million at September 30, 2006. This decrease was the result of improved collections in fiscal 2007.
Cash used in investing activities of $255,000 for the six months ended March 31, 2007 included $95,000 for purchases of equipment and $160,000 for capitalized software development.
Cash provided by financing activities of $587,000 for the six months ended March 31, 2007 reflects the impact of $605,000 of proceeds from direct purchases of common stock.
The Company has a $5.0 million line of credit with Silicon Valley Bank. Advances under the line of credit accrue interest at the prime rate, which was 8.25% as of March 31, 2007. The line is subject to borrowing base requirements and is collateralized by substantially all the assets of the Company. The Company is required to meet a quick ratio level of no less than 1:1 under this agreement. All amounts owed under this line of credit must be repaid not later than December 15, 2007. The outstanding balance under this line of credit is $0 as of March 31, 2007 and September 30, 2006.
We believe our existing funds, line of credit and vendor terms will provide adequate cash to fund operating needs for the foreseeable future. However, a protracted decline in revenue, significant revenue growth or an increase in product development in the near term may require us to obtain external funding. No assurance can be given that we will be able to secure any required additional financing when needed, or that such financing, if obtained at all, will be on terms favorable or acceptable to us. If additional financing is required and we are unable to secure such additional financing, we may need to implement measures to slow our growth or reduce operating costs, including reductions to product development, marketing and other operating activities.
Our Series B Preferred Stock prohibits payment of dividends to the holders of any other capital stock unless and until we have paid dividends accrued on the Series B Preferred Stock, which pays an annual cumulative dividend of 4% of the original issue price. At the option of the Series B Preferred Stock holders, such dividends are payable in additional shares of Series B Preferred Stock rather than cash. For the six months ended March 31, 2007 and 2006, the Company issued 36,000 and 34,000 shares, respectively, of Series B Preferred Stock to the preferred stock holder for payment of accrued stock dividends. We are further restricted from dividend payments by our primary lender.
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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures and Internal Control over Financial Reporting
On March 31, 2007, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Rule 13a-15(e)). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.
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
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Item 103 XATA has been named as one of many defendants in a lawsuit, filed January 16, 2007 in the United States District Court, Northern District of Georgia, Atlanta Division (1:07-CV-0105). The plaintiff, Telematics Corporation, has sued United Parcel Service Co., @Road, Inc., Motorola Inc., Ryder System, Inc., Sprint Nextel Corporation, Teletrac, Inc., Verizon Communications, and XATA Corporation for infringement of certain patents and has requested that the court assess compensatory and treble damages against each defendant and enjoin further infringing activities by the defendants. In addition, Telematics has demanded that the defendants pay pre- and post-judgment interest, plus attorney fees and costs. At this time, XATA cannot estimate the amount of monetary damages or other consequences that might result from this lawsuit. Substantial money damages or an injunction against the manufacture, sale or use of XATA’s allegedly infringing products could have a material adverse effect on XATA. Xata has answered the complaint and has denied infringement. Additionally, XATA has counterclaimed for a declaration that the asserted patents are invalid and not infringed.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
In the six months ended March 31, 2007, the Company issued 36,000 shares of Series B Preferred Stock as a dividend on its outstanding Series B Preferred Stock (all of which is held by Trident Capital, Inc. and its affiliates). No underwriter or placement agent was involved and there were no cash proceeds from the issuances. The Company relied on the exemption from registration provided by Section 4(2) of the Securities Act for these issuances.
In the six months ended March 31, 2006, the Company issued 20,000 shares of Common Stock as a stock bonus award and 150,000 non-qualified stock options to the Company’s new Executive Vice President of Sales and Marketing. No underwriter or placement agent was involved and there were no cash proceeds from the issuances. The Company relied on the exemption from registration provided by Section 4(2) of the Securities Act for these issuances. The Company filed a Form 8-K regarding this issuance on January 8, 2007.
In the six months ended March 31, 2007, the Company issued 393,000 shares of Common Stock as a stock bonus award to the Company’s new Chief Executive Officer. No underwriter or placement agent was involved and there were no cash proceeds from the issuances. The Company relied on the exemption from registration provided by Section 4(2) of the Securities Act for these issuances. The Company filed a Form 8-K regarding this issuance on October 4, 2006.
Item 3. Defaults upon Senior Securities
None
Item 4. Submission of Matters to a Vote of Security Holders
The annual meeting of shareholders of the Company was held on February 7, 2007. As of the record date, January 3, 2007, there were 8,451,585 shares of Common Stock and 3,083,863 shares of Series B and Series C Preferred Stock of the Company (which votes as if converted to Common Stock on 1 for 1 basis) entitled to vote at the meeting. There were in attendance at the meeting in person or by proxy holders of approximately 10.2 million shares of voting stock, which is equivalent to approximately 88% of the total number of eligible voting shares of the Company issued and outstanding.
Matters voted upon and the results thereof are as follows:
1.	The number of directors was set at six (6), and six (6) directors (including Christopher P. Marshall, who was elected by the holders of the Series B Preferred Stock, voting separately by ballot as a class) were elected to serve for a one-year term expiring when their successors are elected and qualified at the annual meeting in 2008.

	For	Withheld
Stephen A. Lawrence	9,520,929	651,877
John J. Coughlan	9,987,053	185,753

	For	Withheld
Carl M. Fredericks	9,458,143	714,663
Roger W. Kleppe	9,526,528	646,288
Charles R. Stamp, Jr.	9,471,223	701,583
Christopher P. Marshall	1,814,827	-0–
2.	Adoption of 2007 Long-Term Incentive and Stock Option Plan and to reserve 500,000 shares of Common Stock for issuance under the Plan.

For 6,996,734 Against 1,082,050 Abstain 92,034 Broker Non-Vote 2,001,988

3.	Approval of amendment to Articles of Incorporation to increase the authorized number of shares of Preferred Stock (with terms and preferences to be determined by the Board of Directors) from 5,000,000 shares to 10,000,000 shares.

For 6,985,103 Against 1,093,856 Abstain 91,859 Broker Non-Vote 2,001,988
Item 5. Other Information
None
Item 6. Exhibits
Exhibit
3.4	Amendment to Restated Article of Incorporation *

4.7	2007 Long-term Incentive Stock Option Plan **

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

*	Filed herewith.

**	Incorporated by reference to exhibit filed as part of Registration Statement on Form S-8 on February 15, 2007 (Commission File No. 333-140741).

SIGNATURES
Pursuant to the requirements of the Securities and Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 10, 2007	XATA Corporation (Registrant)

	by:	/s/ Mark E. Ties

Mark E. Ties
Chief Financial Officer (Signing as Principal Financial and Accounting Officer, and as Authorized Signatory of Registrant)