Form 10-Q
period 2007-06-30
XATA CORP /MN/
filed 2007-08-07
CIK 854398

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2007 or

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
As of August 2, 2007, the following securities of the Registrant were outstanding: 8,516,130 shares of Common Stock, $.01 par value per share, 1,851,024 shares of Series B Preferred Stock, 1,269,036 shares of Series C Preferred Stock and 1,566,580 shares of Series D Preferred Stock.

XATA Corporation
Index

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

XATA CORPORATION
STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	Three months ended		Nine months ended
	June 30,		June 30,
	2007	2006	2007	2006
Net sales	$7,984	$7,447	$23,920	$22,288

Costs and expenses
Cost of goods sold	4,282	4,437	13,133	12,739
Selling, general and administrative	3,620	2,580	10,115	7,895
Research and development	1,061	1,084	3,258	3,028

Total costs and expenses	8,963	8,101	26,506	23,662

Operating loss	(979)	(654)	(2,586)	(1,374)
Net interest income	104	95	280	129

Loss before income taxes	(875)	(559)	(2,306)	(1,245)
Income tax expense	—	—	—	—

Net loss	(875)	(559)	(2,306)	(1,245)

Preferred stock dividends	(46)	(45)	(138)	(133)
Preferred stock deemed dividends	(722)	(92)	(817)	(144)

Net loss to common shareholders	$(1,643)	$(696)	$(3,261)	$(1,522)

Net loss per common share — basic and diluted	$(0.21)	($0.09)	$(0.41)	($0.21)

Weighted average common and common share equivalents
Basic and Diluted	7,959	7,539	7,908	7,415

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

XATA CORPORATION
BALANCE SHEETS
(in thousands, except per share amounts)

	June 30,	September 30,
	2007	2006
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$14,241	$6,354
Accounts receivable, less allowances for doubtful accounts and sales returns of $143 and $278	3,709	5,260
Inventories	1,926	2,212
Deferred product costs	1,006	3,433
Prepaid expenses	356	270

Total current assets	21,238	17,529
Equipment and leasehold improvements, net	1,138	1,316
Captialized system development costs, net	1,177	1,191
Deferred product costs, net of current portion	1,856	1,687

Total assets	$25,409	$21,723

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Current portion of long-term obligations	$103	$94
Accounts payable	1,464	1,688
Accrued expenses	2,220	2,674
Deferred revenue	3,685	6,728

Total current liabilities	7,472	11,184
Long-term obligations, net of current portion	98	88
Deferred revenue, net of current portion	6,745	5,261

Total liabilities	14,315	16,533
Shareholders’ Equity Preferred stock, no par, 10,000 shares authorized:
Series B, 4% convertible, 2,250 shares designated; shares issued and outstanding: 1,851 at June 30, 2007 and 1,779 at September 30, 2006	4,921	4,579
Series C, convertible, 1,400 shares designated; 1,269 shares issued and outstanding at June 30, 2007 and September 30, 2006	4,845	4,845
Series D, convertible, 1,600 shares designated; 1,567 shares issued and outstanding at June 30, 2007 and 0 at September 30, 2006	5,931	—
Common stock, par value $0.01 per share; 25,000 shares authorized; shares issued and outstanding: 8,516 at June 30, 2007 and 7,963 at September 30, 2006	85	80
Additional paid-in capital	25,233	23,246
Unearned stock based compensation	—	(900)
Accumulated deficit	(29,921)	(26,660)

Total shareholders’ equity	11,094	5,190

Total liabilities and shareholders’ equity	$25,409	$21,723

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

XATA CORPORATION
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
PERIODS ENDED JUNE 30, 2007 AND SEPTEMBER 30, 2006
(in thousands)
(Unaudited)

			Series B		Series C		Series D		Additional	Unearned
	Common Stock		Preferred Stock		Preferred Stock		Preferred Stock		Paid-In	Stock-Based	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Compensation	Deficit	Total

Balance, September 30, 2005	7,549	$76	1,710	$4,260	1,269	$4,845	—	$—	$21,458	$(1,007)	$(24,595)	$5,037
Common stock issued on exercise of options	344	3	—	—	—	—	—	—	1,255		—	1,258
Common stock issued on exercise of warrants	9	—	—	—	—	—	—	—	—		—	—
Issuance of restricted shares of common stock	199	2	—	—	—	—	—	—	963	(965)		—
Amortization of unearned stock based compensation	—	—	—	—	—	—	—	—	—	566	—	566
Elimination of unearned compensation related to terminated employees	—	—	—	—	—	—	—	—	(506)	506	—	—
Forfeiture of restricted shares of common stock	(138)	(1)	—	—	—	—	—	—	1	—	—	—
Issuance of common stock warrants	—	—	—	—	—	—	—	—	75	—	—	75
Preferred stock dividends	—	—	69	175	—	—	—	—	—	—	(178)	(3)
Preferred stock deemed dividends	—	—	—	144	—	—	—	—	—	—	(144)	—
Net loss	—	—	—	—	—	—	—	—	—	—	(1,743)	(1,743)

Balance, September 30, 2006	7,963	80	1,779	4,579	1,269	4,845	—	—	23,246	(900)	(26,660)	5,190
Common stock issued on exercise of options	14	—	—	—	—	—	—	—	53	—	—	53
Issuance of restricted shares of common stock	450	4	—	—	—	—	—	—	(4)	—		—
Elimination of unearned compensation	—	—	—	—	—	—	—	—	(900)	900	—	—
Stock based compensation	—	—	—	—	—	—	—	—	1,496	—	—	1,496
Forfeiture of restricted shares of common stock	(23)	—	—	—	—	—	—	—	—	—	—	—
Purchase of common stock	112	1	—	—	—	—	—	—	604	—	—	605
Issuance of preferred stock and warrants	—	—	—	—	—	—	1,567	5,273	738	—	—	6,011
Preferred stock dividends	—	—	72	183	—	—	—	—	—	—	(138)	45
Preferred stock deemed dividends	—	—	—	159	—	—	—	658	—	—	(817)	—
Net loss	—	—	—	—	—	—	—	—	—	—	(2,306)	(2,306)

Balance, June 30, 2007	8,516	$85	1,851	$4,921	1,269	$4,845	1,567	$5,931	$25,233	$—	$(29,921)	$11,094

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

XATA CORPORATION
STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine months ended
	June 30,
	2007	2006
Cash provided by operating activities
Net loss	$(2,306)	$(1,245)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and impairment costs	653	303
Issuance of warrants for services rendered	33	25
Stock based compensation	1,497	414
Changes in assets and liabilities:
Accounts receivable, net	1,551	2,968
Inventories	286	(438)
Deferred product costs	2,258	(196)
Prepaid expenses	(86)	(139)
Accounts payable	(224)	126
Accrued expenses	(410)	332
Deferred revenue	(1,559)	1,897

Net cash provided by operating activities	1,693	4,047
Cash used in investing activities
Purchase of equipment and leasehold improvements	(202)	(695)
Additions to system development costs	(160)	(593)

Net cash used in investing activities	(362)	(1,288)
Cash provided by financing activities
Borrowings on bank line of credit	—	200
Payments on bank line of credit	—	(2,000)
Borrowings on long-term obligations	—	49
Payments on long-term obligations	(80)	(57)
Proceeds from issuance of common stock	605	—
Proceeds from issuance of preferred stock and warrants	5,978
Proceeds from options and warrants exercised	53	846

Net cash provided by (used in) financing activities	6,556	(962)

Increase in cash and cash equivalents	7,887	1,797
Cash and cash equivalents
Beginning	6,354	6,473

Ending	$14,241	$8,270

Supplemental disclosures of cash flow information
Cash payments for interest	$17	$79
Supplemental schedule of noncash investing and financing activities
Issuance of restricted stock	$—	$966
Preferred stock deemed dividends	817	144
Unearned compensation for terminated employees	—	158
Preferred stock dividends payable	16	15
Preferred stock dividends paid	183	175
Equipment purchased under capital lease	98	212
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
Software revenue is recognized under SOP 97-2 and SAB 104 when (i) persuasive evidence of an arrangement exists (for example a signed agreement or purchase order), (ii) delivery has occurred, as evidenced by shipping documents or customer acceptance, (iii) the fee is fixed or determinable and payable within twelve months, and (iv) collectibility is probable and supported by credit checks or past payment history. Pursuant to certain contractual arrangements, revenues are recognized for completed systems held at the Company’s warehouse pending the receipt of delivery instructions from the customer. At September 30, 2006, the Company had approximately $20,000 of systems on hand that had been billed to those customers awaiting specific delivery instructions. At June 30, 2007, all systems that had been billed to customers had been shipped.
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
Fair Value of Financial Instruments
The carrying amounts of cash and cash equivalents, accounts receivable, and accounts payable approximate fair value because of the short-term nature of these instruments.
Inventories
Inventories consist of parts and accessories and finished goods, and are stated at the lower of cost or market. Cost is determined on the standard cost method, which approximates the first-in, first-out method.
Inventories consist of (in thousands):

	June 30,	September 30,
	2007	2006
Parts and accessories	$1,394	$786
Finished goods	532	1,426

Total inventories	$1,926	$2,212

Equipment and Leasehold Improvements
Equipment is stated at cost and depreciated using the straight-line method over estimated useful lives of approximately three to seven years. Leasehold improvements are depreciated over the shorter of the lease term or their estimated useful lives (three to fifteen years).
Equipment and leasehold improvements consist of (in thousands):

	June 30,	September 30,
	2007	2006
Office furniture and equipment	$2,832	$2,543
Engineering and manufacturing equipment	574	564
Leasehold improvements	35	34

	3,441	3,141
Less: accumulated depreciation	(2,303)	(1,825)

Equipment and leasehold improvements, net	$1,138	$1,316

Depreciation for income tax reporting purposes are computed using accelerated methods.
Capitalized System Development Costs
System development costs incurred after establishing technological feasibility are capitalized and amortized to cost of goods sold beginning when the product is first released for sale to the general public. Amortization is the greater of the amount computed using the ratio of current gross revenues for the product to the total of current and anticipated future gross revenues or the straight-line method over the estimated economic life of the product (two to five years). There was no accumulated amortization at June 30, 2007 or September 30, 2006.
For the nine months ended June 30, 2007, the Company expensed $174,000 of capitalized system development costs associated with a product that will not be marketed. This expense is included within selling, general and administrative expense.
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
At June 30, 2007 and September 30, 2006, the Company had an accrual for product warranties of $928,000 and $877,000, respectively.
Shipping Costs
Shipping costs, which are classified as a component of cost of goods sold, were $86,000 and $107,000 for the three months ended June 30, 2007 and 2006, respectively; and $242,000 and $288,000 for the nine months ended June 30, 2007 and 2006, respectively. Customer billings related to shipping fees are reported as net sales.
Advertising Costs
Advertising costs are expensed as incurred. Advertising costs, which are included in selling, general and administrative expenses, were $56,000 and $53,000 for the three months ended June 30, 2007 and 2006; and $249,000 and $130,000 for the nine months ended June 30, 2007 and 2006, respectively. Advertising costs consist primarily of ad campaigns, catalog brochures, promotional items and trade show expenses.
Research and Development Costs
Research and development expenses are charged to expense as incurred. Such expenses include product development costs and costs related to the Company’s internally developed software systems, which have not met the capitalization criteria of Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use (SOP 98-1). During the quarters ended June 30, 2007 and 2006, $0 and $118,000, respectively, of research and development costs were capitalized in accordance with Statement of Financial Accounting Standards SFAS No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed. During the nine months ended June 30, 2007 and 2006, $160,000 and $593,000, respectively, of research and development costs were capitalized.
Income taxes
The Company accounts for income taxes following the provisions of SFAS No. 109, Accounting for Income Taxes. SFAS No. 109 requires that deferred income taxes be recognized for the future tax consequences associated with differences between the tax basis of assets and liabilities and their financial reporting amounts at each year end, based on enacted tax laws and statutory rates applicable to the periods in which the differences are expected to affect taxable earnings. The effect of changes in tax rates is recognized in the period in which the rate change occurs. Valuation allowances are established by the Company when necessary to reduce deferred tax assets to the amount more likely than not to be realized. The Company has provided a full valuation allowance against the net deferred tax assets as of June 30, 2007 and September 30, 2006.
Reclassifications
Certain amounts from prior years’ financial statements have been reclassified to conform to the current year presentation. Costs of $203,000 and $581,000 for the three months and nine months ended June 30, 2006 were reclassified from selling, general and administrative expense to research and development expense. These reclassifications had no effect on net loss to common shareholders or shareholders’ equity.
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
Note 2. Stock-Based Compensation
Stock Options
At June 30, 2007, the Company had one stock-based compensation plan (the 2007 Long-Term Incentive and Stock Option Plan) approved by the shareholders at the February 2007 Shareholder Meeting. Stock options granted under this plan generally vest ratably over three years of service, have a contractual life of 5-10 years and provide for accelerated vesting if there is a change in control, as defined. At June 30, 2007, the Company had 59,500 shares available for future grant under this stock option plan.

On October 1, 2006, the Company adopted Statement of Financial Accounting Standard No. 123R, Share Based Payment (SFAS 123R), which requires the fair value of all share-based payment transactions, including stock options, to be recognized in the statement of operations as an operating expense, based on their fair value over the requisite service period. For the three and nine months ended June 30, 2007, the Company recorded compensation expense of $159,000 and $370,000, respectively, related to the adoption of SFAS 123R. Total stock-based compensation expense related to stock options reduced both basic and diluted earnings per share by $.02 and $.05 for the three and nine months ended June 30, 2007, respectively.
Prior to adopting SFAS 123R, the Company accounted for option plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost was reflected in net loss, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.
The Company has elected the modified prospective transition method in applying SFAS 123R. Accordingly, periods prior to adoption have not been restated. Under this transition method, the Company will apply the provisions of SFAS 123R to new awards and to awards modified, repurchased, or cancelled after October 1, 2006. Additionally, the Company will recognize compensation cost for the portion of awards for which the requisite service has not been rendered (unvested awards) that are outstanding as of October 1, 2006, as the remaining service is rendered. The compensation cost recorded for these awards will be based on their grant-date fair value as calculated for the pro forma disclosures required by FAS 123. At June 30, 2007, the Company had $1,432,000 of unrecognized compensation costs related to non-vested stock options that are expected to be recognized over a weighted average period of 2.5 years.
The following table illustrates the effect on net loss to common shareholders and net loss to common shareholders per share had the fair value based method been applied to the comparable periods in the prior fiscal year (in thousands, except per share amounts):

	Three months	Nine months ended
	ended June 30, 2006	June 30, 2006
Net loss to common shareholders, as reported	$(696)	$(1,522)
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	(1)	(61)

Pro forma net loss to common shareholders	$(697)	$(1,583)

Basic and diluted net loss to common shareholders per common share
As reported	$(0.09)	$(0.21)
Pro forma	(0.09)	(0.21)
The following tables summarize information relating to outstanding stock options as of June 30, 2007 (in thousands, except per share amounts):

		Weighted Average
	Shares	Exercise Price
Options outstanding at September 30, 2006	388	$4.60
Granted	879	5.18
Exercised	(14)	3.73
Cancelled	(33)	4.94

Options outstanding at June 30, 2007	1,220	$5.02

Total intrinsic value of options exercised during the three and nine months ended June 30, 2007 was $1,000 and $12,000, respectively.
Information regarding options outstanding and exercisable at June 30, 2007 is as follows (in thousands, except per share amounts):

	Options Outstanding				Options Exercisable
		Weighted				Weighted
		Average	Weighted			Average
		Remaining	Average			Remaining	Weighted
Range of	Number	Contractual	Exercise	Aggregate	Number	Contractual	Average	Aggregate
exercise	of	Life	Average	Intrinsic	of	Life	Exercise	Intrinsic
price	Shares	(Years)	Price	Value	Shares	(Years)	Price	Value
$2.85 — $2.95	13	0.71	$2.95		13	0.71	$2.95
$3.03 — $3.99	95	0.69	3.79		95	0.69	3.79
$4.18 — $4.98	116	4.58	4.68		41	4.36	4.53
$5.03 — $5.40	996	5.24	5.21		45	5.73	5.17

	1,220	4.78	$5.02	$34	194	2.64	$4.21	$34

The fair value of each option is estimated at the grant date using the Black-Scholes option-pricing model. The weighted average fair value at the date of grant and the assumptions used to determine such values are indicated in the following table (in thousands, except per share amounts):

	Three months ended		Nine months ended
	June 30,		June 30,
	2007	2006	2007	2006
Number of shares granted	25	—	879	20
Fair value	$1.30	$—	$1.81	$2.95
Risk-free interest rate	4.65%	—	4.65%	4.55%
Expected volatility	31.91%	—	35.57%	41.76%
Expected life (in years)	3.50	—	4.05	10.0
Dividend yield	—	—	—	—
The expected term of the options is based on the simplified method identified in SAB 107 for share-based awards granted during fiscal 2007 and expected future employee exercise behavior. The simplified method calculates the expected term as the average of the vesting and contractual terms of the award. The risk-free interest rate is based on the US Treasury rate at the date of grant with maturity date approximately equal to the expected life at the grant date. Volatility is based on the historical volatility of the Company’s common stock. The Company has not historically issued any dividends and does not expect to in the future.

Restricted Stock Awards
     The Company currently grants restricted shares of common stock in addition to stock options as part of its long-term incentive compensation to employees. The fair value of restricted stock awards is determined based on the closing market price of our stock on the date of grant. Each grant of restricted stock vests over one to six years for employees and vest immediately for directors. Shares granted may be sold once vested. Information regarding restricted stock awards at June 30, 2007 is as follows (in thousands, except per share amounts):

	Number of	Weighted Average
	Shares	Fair Value
Restricted stock outstanding at September 30, 2006	213	$4.95
Granted	450	5.34
Vested	(106)	4.96
Cancelled	(23)	4.98

Restricted stock outstanding at June 30, 2007	534	$5.27

The Company recognizes compensation expense ratably over the vesting period of the restricted stock. Compensation expense was $411,000 and $94,000 for the three months ended June 30, 2007 and 2006, respectively; and $1,126,000 and $414,000 for the nine months ended June 30, 2007 and 2006, respectively.
During the fiscal quarter ended June 30, 2006, Company adjusted previously recorded deferred compensation expense for the periods beginning in fiscal year 2004 through June 2006 due to a change in estimated expected forfeitures of restricted stock awards. This cumulative effect on current and prior periods was recognized in the current period resulting in a $100,000 reduction of deferred compensation expense.
As the result of the adoption of SFAS 123R the Company eliminated the unearned stock based compensation component of stockholders’ equity. The elimination resulted in a reclassification of $900,000 to additional paid in capital. Net loss and total shareholders’ equity were not impacted as a result of this elimination.
At June 30, 2007, the Company had $1,836,000 of unrecognized compensation costs related to non-vested restricted stock awards that are expected to be recognized over a weighted average period of 2.0 years.
Note 3. Commitments
Leases
The Company leases its office, warehouse, and certain office equipment under noncancelable operating leases. The facility lease requires that the Company pay a portion of the real estate taxes, maintenance, utilities and insurance. Rental expense, including common area costs and net of rental income, was $77,000 and $71,000 for the three months ended June 30, 2007 and 2006, respectively, and $224,000 and $195,000 for the nine months ended June 30, 2007 and 2006, respectively.
Reseller Commitment
On July 31, 2006, the Company entered into an International Value Added Reseller Agreement with ORBCOMM LLC. The Company has committed to certain volume minimums in exchange for favorable pricing in this agreement. Approximate future minimum purchases in excess of units already activated under customer agreements to secure this favorable pricing are $0 in fiscal 2007 and $25,000 each in fiscal 2008 and fiscal 2009.

401(k) Plan
The Company has a 401(k) plan covering substantially all employees and the plan is operated on a calendar year basis. The Company provides an employer matching contribution equal to 50% of an employee’s contribution for employee deferrals of up to 6% of their compensation. Matching contributions were $40,000 and $35,000 for the three months ended June 30, 2007 and 2006, respectively, and $111,000 and $74,000 for the nine months ended June 30, 2007 and 2006, respectively.
Note 4. Bank Line of Credit
The Company has a $5.0 million line of credit with Silicon Valley Bank. Advances under the line of credit accrue interest at the prime rate, which was 8.25% as of June 30, 2007. The line is subject to borrowing base requirements and is collateralized by substantially all the assets of the Company. The Company is required to meet a quick ratio level of no less than 1:1 under this agreement. All amounts owed under this line of credit must be repaid not later than December 15, 2007. The outstanding balance under this line of credit was $0 at June 30, 2007 and September 30, 2006.
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
Series B
The Company’s Board of Directors have authorized the sale of up to 1,700,000 shares of Series B Preferred Stock through a private placement and sold 1,613,000 shares of Series B Preferred Stock for $4,097,000, or $2.54 per share. Each share of the Preferred Stock is convertible into one share of the Company’s common stock. The price per share of the Series B Preferred Stock and the conversion price for the common stock were equal to the “market value” of the common stock (as defined in the rules of the Nasdaq Stock Market) on the date of execution of the definitive agreements. The Series B Preferred Stock pays an annual cumulative dividend of 4% of the original issue price (payable semi-annually). The dividend is payable in additional shares of Series B Preferred Stock rather than cash, at the option of the holders, and has a non-participating preferred liquidation right equal to the original issue price plus accrued unpaid dividends.
For the nine months ended June 30, 2007 and 2006, the Company issued 71,877 and 69,087 shares, respectively, of Series B Preferred Stock for payment of accrued dividends. Based on the market value of the Company’s common stock on the date of the dividend payment, the payment of the dividend in additional shares of Series B Preferred Stock resulted in a non-cash dividend of $342,000 and $319,000, for the nine months ended June 30, 2007 and 2006, respectively.
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
Series D
The Company’s Board of Directors have authorized the sale of up to 1,600,000 shares of Series D Preferred Stock through a private placement and sold 1,567,000 shares of Series D Preferred Stock for $6,000,000, or $3.83 per share. Each share of the Series D Preferred Stock is convertible into one share of the Company’s common stock. The price per share of Series D Preferred Stock and the conversion price for the common stock is equal to the “market value” of the common stock (as defined in the rules of the Nasdaq Stock Market) on the date of execution of the definitive agreements. The Series D Preferred Stock does not pay a dividend, unless the Company declines to redeem the stock upon demand of the holders after an Acceleration Event (as defined in the Certificate of Designation of the Series D Preferred Stock). In that case, the Series D Preferred Stock pays an annual cumulative dividend of 4% of the original issue price (payable in cash). The Series D Preferred Stock has a non-participating liquidation right equal to the original issue price, plus accrued unpaid dividends which are senior to our common stock and junior to the Series B and Series C Preferred Stock. The Company may redeem the Series D Preferred Stock at its option after five years from the date of issuance at the original issue price, plus accrued unpaid dividends, if the market value of the common stock is at least three times the then effective conversion price for a specified period.
Common Stock Warrants
The Company has, on occasion, issued warrants for the purchase of common stock to directors, consultants and placement agents. Compensation expense associated with the warrants has not been material.
The following table summarizes information relating to outstanding common stock warrants as of June 30, 2007 (in thousands, except per share amounts):

			Weighted Average
			Remaining	Aggregate
	Number of	Weighted Average	Contractual Life	Intrinsic
	Shares	Exercise Price	(Years)	Value
Warrants outstanding at September 30, 2006	1,033	$3.49	2.99	$1,983
Granted	505	3.86	4.97
Exercised	—	—
Cancelled	—	—

Warrants outstanding at June 30, 2007	1,538	$3.49	3.14	$681

As of June 30, 2007, 1,503,000 common stock warrants were exercisable.
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
At June 30, 2007 and 2006, the Company had options and warrants outstanding to purchase a total of 2,758,000 and 1,341,000 shares of common stock, at a weighted-average exercise price of $4.24 and $3.59, respectively. Because the Company incurred net losses for the three months and the nine months ended June 30, 2007 and 2006, the inclusion of potential common shares in the calculation of diluted loss per common share would have an anti-dilutive effect.
Note 7. Legal Proceedings
The Company has been named as one of many defendants in a lawsuit, filed January 16, 2007. The plaintiff has sued for infringement of certain patents and has requested that the court assess compensatory and treble damages against each defendant and enjoin further infringing activities by the defendants. At this time, the Company cannot estimate the amount of monetary damages, if any, or other consequences that might result from this lawsuit. The Company has answered the complaint, denied infringement and has counterclaimed for a declaration that the asserted patents are invalid and not infringed. Substantial money damages or an injunction against the manufacture, sale or use of the Company’s allegedly infringing products could have a material adverse effect on the Company.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-looking Statements
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
Further information regarding these and other risks is included in “Investment Considerations and Risk Factors” in Part 1, Item 1 of our annual Report on Form 10-KSB for the fiscal year, in this Form 10-Q and in our other filings with the SEC.
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
With regard to software arrangements involving multiple elements, we allocate revenue to each element based on the relative fair value of each element. Our determination of fair value of each element in multiple-element arrangements is based on vendor-specific objective evidence (VSOE). We limit our assessment of VSOE for each element to the price charged when the same element is sold separately. We have analyzed all of the elements included in our multiple-element arrangements and have determined that the arrangements have sufficient VSOE to allocate revenue to consulting services and post-contract customer support (PCS) components. We sell our consulting services separately, and have established VSOE on this basis. VSOE for PCS components are determined based upon the customer’s annual renewal rates for these elements. Accordingly, assuming all other revenue recognition criteria are met, revenue from licenses is recognized upon delivery, and revenue from PCS components are recognized ratably over the applicable term, typically one year.
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
Allowance for doubtful accounts and sales returns. We grant credit to customers in the normal course of business. The majority of our accounts receivables are due from companies with fleet trucking operations in a variety of industries. Credit is extended based on an evaluation of a customer’s financial condition and, generally, collateral is not required. Accounts receivable are typically due from customers within 30 days and are stated at amounts due from customers net of an allowance for doubtful accounts and sales returns. Accounts receivable outstanding longer than the contractual payment terms are considered past due. We determine the adequacy of the allowance for doubtful accounts by considering a number of factors, including the length of time trade receivables are past due, our previous loss history, the customer’s current ability to pay its obligation, and the condition of the general economy and the industry as a whole. The bad debt expense is included as a selling, general and administrative expense. The balance of the allowance for doubtful accounts was $278,000 and $286,000 for June 30, 2007 and September 30, 2006, respectively.
We determine our allowance for sales returns by considering several factors, including history of prior sales credits issued. We regularly assess the allowance for sales returns and increase it as needed. When we accept a product return or issue a sales credit for which we had specifically increased the allowance, we write-off the associated accounts receivable and decrease the allowance for sales returns. The balance of the allowance for sales returns was $143,000 and $186,000 as of June 30, 2007 and September 30, 2006, respectively.
Product Warranties. We sell our hardware products with a limited warranty, with an option to purchase extended warranties. We provide for estimated warranty costs at the time of sale and for other costs associated with specific items at the time their existence and amount are determinable. Factors affecting the product warranty liability include the number of units sold, historical and anticipated rates of claims and cost per claim. We periodically assess the adequacy of the product warranty liability based on changes in these factors. At June 30, 2007 and September 30, 2006, the product warranty allowance was $928,000 and $877,000, respectively.
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

Income taxes. We account for income taxes following the provisions of SFAS No. 109, Accounting for Income Taxes. SFAS No. 109 requires that deferred income taxes be recognized for the future tax consequences associated with differences between the tax basis of assets and liabilities and their financial reporting amounts at each year end, based on enacted tax laws and statutory rates applicable to the periods in which the differences are expected to affect taxable earnings. The effect of changes in tax rates is recognized in the period in which the rate change occurs. Valuation allowances are established when necessary to reduce deferred tax assets to the amount more likely than not to be realized. We have provided a full valuation allowance against the net deferred tax assets as of June 30, 2007 and September 30, 2006.
Results of Operations for the three and nine months ended June 30, 2007 and 2006
The following table sets forth certain Statements of Operations data as a percentage of net sales:

	Three months ended		Nine months ended
	June 30,		June 30,
	2007	2006	2007	2006
Net sales	100.0%	100.0%	100.0%	100.0%
Gross profit	46.4%	40.4%	45.1%	42.8%
Selling, general and administrative	45.3%	34.6%	42.3%	35.4%
Research and development	13.3%	14.6%	13.6%	13.6%
Operating loss	(12.3%)	(8.8%)	(10.8%)	(6.2%)
Net loss	(11.0%)	(7.5%)	(9.6%)	(5.6%)
Net Sales
Net sales increased 7.2% to $8.0 million for the three months ended June 30, 2007 compared to $7.4 million for the same period in fiscal 2006. Net sales for the nine months ended June 30, 2007 increased by 7.3% to $23.9 million compared to $22.3 million from the same period in fiscal 2006. Fiscal 2006 net sales reflect the fulfillment of a large OpCenter order from a customer in the government sector. Net sales for the nine months ended June 30, 2007 reflects a 58.6% increase in XATANET revenue over the prior year’s comparable period.
We changed our XATANET contract terms, which now meet the revenue recognition requirements for immediate revenue recognition related to the software and hardware components of a sale for most new system sales. The effect of this change was additional revenue of $628,000 and $1.7 million for three and nine months ended June 30, 2007, respectively. XATANET sales were 63.2% and 71.2% of total net sales for the three and nine months ended June 30, 2007, respectively compared to 57.6% and 48.2% of net sales for the three and nine months ended June 30, 2006, respectively.
Net sales derived from our OpCenter product line decreased 7.0% and 40.4% for three months and nine months ended June 30, 2007 compared to the same periods of fiscal 2006. OpCenter sales for the quarter were favorably impacted as the result of customers upgrading their systems in preparation for the transition to the XATANET platform. On year over year basis OpCenter sales decreased largely due to the fulfillment of a large order from a customer in the government sector during the nine months ended June 30, 2006.
The Company ended the third quarter of fiscal 2007 with $10.4 million of deferred revenue in comparison to $12.0 million as of September 30, 2006. Revenue associated with XATANET systems that are not under the Company’s new contract format will continue to be recognized over the initial term of each subscription rather than at the time of delivery. XATANET subscription terms are a minimum of twelve months.
Cost of Goods Sold
Cost of goods sold includes the direct product costs associated with fulfilling customer orders, warranty costs related to previously sold systems, communication and facility costs, product repair and refurbishment costs, and expenses associated with the enhancement of released products. Total cost of goods sold decreased to $4.3 million for the three months ended June 30, 2007 compared to $4.4 million for the same period in fiscal 2006. Gross margin as a percentage of net sales increased 6.0 percentage points to 46.4% for the three months ended June 30, 2007 versus 40.4% in the same period last year. The increase in gross margin was driven by an increase in XATANET subscriptions compared to the prior year period. We expect the cost of goods sold relating to XATANET systems to decrease as a percentage of sales during the next 12 months as the result of lower communication costs and system costs.
For the nine months ended June 30, 2007 total cost of goods sold increased $400,000 to $13.1 million compared to $12.7 million for the same period in 2006. The increase was primarily driven by increased XATANET system and subscription sales.
Selling, General and Administrative Expenses
Selling, general and administrative expenses consist of employee wages in our support, sales and administration functions, marketing and promotional expenses, executive and administrative costs, accounting and professional fees, recruiting costs and provision for doubtful accounts. Selling, general and administrative expenses were $3.6 million for the three months ended June 30, 2007 compared to $2.6 million for the same period in fiscal 2006. The increase of $1.0 million was mainly due to a $476,000 increase in stock-based compensation costs and a $208,000 increase in legal costs relating to current litigation.
Selling, general and administrative expenses were $10.1 million for the nine months ended June 30, 2007 compared to $7.9 million for the same period in 2006. The increase of $2.2 million reflects a $1.1 million increase in stock-based compensation costs, a $329,000 increase in legal costs, a $119,000 increase in advertising and user conference costs, and a $174,000 write-off of capitalized development costs related to a product that will not be going to market.
Research & Development Expenses
Research and development expenses consist of employee salaries and expenses related to development personnel and consultants, as well as expenses associated with software and hardware development. Research and development expenses remained flat at $1.1 million for the three months ended June 30, 2007 and 2006. The Company did not capitalize any development costs for the three months ended June 30, 2007, compared to capitalized costs of $118,000 for the same period in fiscal 2006. These costs were capitalized after the establishment of technological feasibility consistent with FAS 86. These costs will be amortized to cost of goods sold over the anticipated useful life of the product, which is determined based upon its anticipated future net revenues.
Research and development expenses were $3.3 million for the nine months ended June 30, 2007 compared to $3.0 million for the same period in 2006. The increase of $300,000 reflects a reduction in capitalized development costs for the nine months ended June 30, 2007 compared to the same period in fiscal 2006. The Company capitalized $160,000 of development costs for the nine months ended June 30, 2007, compared to capitalized costs of $593,000 for the same period in fiscal 2006.
Net Interest Income
Net interest income was $280,000 and $129,000 for the nine months ended June 30, 2007 and 2006, respectively. The increase in net interest income is the result of larger cash balances and improved interest rates for fiscal 2007.
Income Taxes
No income tax benefit or expense was recorded in the first nine months of fiscal 2007 or fiscal 2006. Because we have had continued operating losses and do not have objectively verifiable positive evidence of future taxable income as prescribed by SFAS No. 109, we concluded that a full valuation allowance was appropriate. Realization of deferred tax assets is dependent on future taxable income during the periods when deductible temporary differences and carryforwards are expected to be available to reduce taxable income. The amount of the net deferred tax asset considered realizable could be increased in the future if we return to profitability and actual future taxable income is higher than currently estimated. At September 30, 2006, we had federal net operating loss carryforwards of approximately $22.1 million.
Net Loss to Common Shareholders
We generated net losses to common shareholders of $1.6 million and $3.3 million for the three and nine months ended June 30, 2007, compared to net losses to common shareholder of $696,000 and $1.5 million for the three and nine months ended June 30, 2006. For all periods the difference between net loss applicable to common shareholders and net loss relates to the paid dividends and deemed dividends to the holders of the Series B and Series D Preferred Stock.
Liquidity and Capital Resources
As of June 30, 2007, we held $14.2 million in cash and cash equivalents, and working capital totaled $13.8 million. We generated free cash flow for the nine months ended June 30, 2007 of $1.3 million compared to $2.8 million for the nine months ended June 30, 2006. Free cash flow represents cash provided by operating activities less cash used by investing activities.
Cash provided by operating activities for the nine months ended June 30, 2007 was $1.7 million compared to cash provided by operating activities of $4.0 million for the same period in fiscal 2006. Cash provided by operating activities for fiscal 2007 resulted primarily from working capital changes of $1.8 million and non-cash expenses of $2.2 million offsetting our net loss of $2.3 million.
Deferred product costs decreased by $2.3 million to $2.9 million as of June 30, 2007 compared to $5.1 million as of September 30, 2006. This decrease was driven by the implementation of the new contract in second quarter of fiscal 2006. Accounts receivable decreased by approximately $1.6 million to $3.7 million at June 30, 2007 from $5.3 million at September 30, 2006. This decrease was the result of improved collections in fiscal 2007.
Cash used in investing activities of $362,000 for the nine months ended June 30, 2007 included $202,000 for purchases of equipment and $160,000 for capitalized software development.
Cash provided by financing activities of $6.6 million for the nine months ended June 30, 2007 reflects the impact of $6.0 million of proceeds from the sale of Series D Preferred Stock and $605,000 from direct purchases of common stock.
The Company has a $5.0 million line of credit with Silicon Valley Bank. Advances under the line of credit accrue interest at the prime rate, which was 8.25% as of June 30, 2007. The line is subject to borrowing base requirements and is collateralized by substantially all the assets of the Company. The Company is required to meet a quick ratio level of no less than 1:1 under the agreement with Silicon Valley Bank. All amounts owed under this line of credit must be repaid not later than December 15, 2007. The outstanding balance under this line of credit was $0 as of both June 30, 2007 and September 30, 2006.
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
Our Series B Preferred Stock prohibits payment of dividends to the holders of any other capital stock unless and until we have paid dividends accrued on the Series B Preferred Stock, which pays an annual cumulative dividend of 4% of the original issue price. At the option of the Series B Preferred Stock holders, such dividends are payable in additional shares of Series B Preferred Stock rather than cash. For the nine months ended June 30, 2007 and 2006, the Company issued 71,877 and 69,087 shares, respectively, of Series B Preferred Stock to the preferred stock holder for payment of accrued stock dividends. We are further restricted from dividend payments by our primary lender.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures and Internal Control over Financial Reporting
On June 30, 2007, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Rule 13a-15(e)). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) accumulated and communicated to the Chief Executive Officer and Chief Financial Officer to allow timely decisions regarding required disclosure.
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
Item 1A. Risk Factors
In addition to the other information set forth in this report and our other SEC filings, you should carefully consider the factors discussed under “Investment considerations and Risk Factors” in Part I, Item 1 of our Annual Report on Form 10-KSB for the year ended September 30, 2006, which could have a material impact on our business, financial condition or results of operations. The risks described in our Annual Report on Form 10-KSB are not the only risks we face. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business, financial condition or results of operations.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On May 14, 2007, the Company issued a 5 year warrant for the purchase of 35,000 shares of its common stock to Shedhorn Consulting in exchange for consulting services provided to the Company by Shedhorn Consulting. No underwriter or placement agent was involved and there were no cash proceeds from the issuances. The Company relied on the exemption from registration provided by Section 4(2) of the Securities Act for this issuance. The warrant is exercisable by Shedhorn Consulting between May 14, 2008 and May 14, 2012 at an exercise price of $4.33 per share of common stock.
Item 3. Defaults upon Senior Securities
     None
Item 4. Submission of Matters to a Vote of Security Holders
     None
Item 5.      Other Information
     None
Item 6.     Exhibits

Exhibit

3.1	Certificate of Designations for Series D Preferred Stock dated June 18, 2007. **

4.1	Investor Rights Agreement dated as of June 19, 2007 by and among XATA Corporation, Trident Capital Fund-V, L.P., Trident Capital Fund-V Affiliates Fund, L.P., Trident Capital Fund-V Affiliates Fund (Q), L.P., Trident Capital Fund-V Principals Fund, L.P. and Trident Capital Parallel Fund-V, C.V. **

4.2	Form of Warrant issued to Trident Capital Fund-V, L.P., Trident Capital Fund-V Affiliates Fund, L.P., Trident Capital Fund-V Affiliates Fund (Q), L.P., Trident Capital Fund-V Principals Fund, L.P. and Trident Capital Parallel Fund-V, C.V. on June 19, 2007. **

10.1	Common Stock Warrant and Series D Preferred Stock Purchase Agreement dated as of June 18, 2007 by and among XATA Corporation, Trident Capital Fund-V, L.P., Trident Capital Fund-V Affiliates Fund, L.P., Trident Capital Fund-V Affiliates Fund (Q), L.P., Trident Capital Fund-V Principals Fund, L.P. and Trident Capital Parallel Fund-V, C.V. **

10.2	Lease Agreement, dated as of July 9, 2007, between 965 Partnership LLP and XATA Corporation. #

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

*	Filed herewith.

**	Incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 8-K dated June 18, 2007.
#	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated July 9, 2007.
SIGNATURES
Pursuant to the requirements of the Securities and Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 3, 2007	XATA Corporation (Registrant)
by: /s/ Mark E. Ties
Mark E. Ties
Chief Financial Officer (Signing as Principal Financial and Accounting Officer, and as Authorized Signatory of Registrant)