Form 10-K
period 2007-09-30
XATA CORP /MN/
filed 2007-12-14
CIK 854398

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
For the transition period from                      to
Commission File Number 0-27166
XATA Corporation
(Exact name of registrant as specified in its charter)

Minnesota	41-1641815
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

965 Prairie Center Drive	55344
Eden Prairie, Minnesota	(Zip Code)
(Address of principal executive offices)
Registrant’s telephone number, including area code:
(952)707-5600
Securities registered pursuant to Section 12(b) of the Act:

(Title of Class)	(Name of each exchange on which registered)
Common Stock, $0.01 par value per share	Nasdaq Capital Market
Securities registered pursuant to Section 12(g) of the Act:
None
      Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☑ No
      Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☑ No
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):
Large Accelerated Filer ☐       Accelerated Filer ☐       Non-Accelerated Filer ☑
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
      As of March 31, 2007, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $24,220,000 based on the last transaction price as reported on the Nasdaq Capital Market on such date. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purposes.
      The number of shares of common stock outstanding on December 7, 2007 was 8,516,755.
      Items 10, 11, 12, 13 and 14 of Part III incorporate information by reference from the definitive proxy statement for the Annual Meeting of Stockholders to be held on February 7, 2008.

ii

Forward Looking Statements
Statements contained in this Report that are not statements of historical fact should be considered forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Examples of forward-looking statements include, but are not limited to: (i) projections of revenue, income or loss, the payment or nonpayment of dividends, capital structure and other statements concerning future financial performance; (ii) statements of our plans and objectives by our management or Board of Directors, including those relating to products or services; (iii) statements of assumptions underlying such statements; (iv) statements regarding business relationships with vendors, customers or collaborators; and (v) statements regarding products, their characteristics, performance, sales potential or effect in the hands of customers. Words such as “believes,” “anticipates,” “expects,” “intends,” “targeted,” “should,” “potential,” “goals,” “strategy,” and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements.
Forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from those in such statements. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to, the risk factors described in Item 1A of Part I of this Report, as updated or supplemented by risk factors described in future documents we file with the SEC (including reports on Form 10-Q and 8-K). The performance of our business and our securities may be adversely affected by these factors and by other factors common to other businesses and investments, or to the general economy. You should consider these factors with caution and form your own independent conclusions about the likely effect of these factors on any forward-looking statement, and on our future performance in general. Forward-looking statements speak only as of the date on which such statements are made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made.
Trademark Notice
XATA®, OpCenter®, XATANET®, SmartCom™, and XATA MobileSync™ are all trademarks of XATA Corporation. XATA®, XATANET® and OpCenter® are registered with the U.S. Patent and Trademark Office.
PART I
Item 1. Business
About XATA
We are one of the leading providers of fleet management solutions to the truck transportation industry. Our innovative technologies and value-added services are intended to enable customers to optimize the utilization of their assets and enhance the productivity of fleet operations across the entire supply chain, resulting in decreased costs, improved compliance with U.S. Department of Transportation regulations, enhanced customer service and better overall business productivity.
Founded in 1985, XATA has leveraged over 20 years of experience developing solutions for North America’s premier private fleets. That knowledge has resulted in a clear understanding of the features and functions that matter most to drivers and fleet operators.
We were the first company to provide completely paperless electronic logs, exception-based management reporting and learned standards for accurate business intelligence. Our products combine enterprise software, mobile technology, real-time communications and global positioning systems (GPS) to provide an enterprise logistics management solution for private fleet operators.
Our first-generation products, introduced in the early 1990’s, included our revolutionary touch-screen Driver Computer and PC-based Fleet Management System software. Valuable data was downloaded from Driver Computers to the Fleet Management System host software in batch mode via our patented Driver Key for compliance reporting and analysis.
In 1999, we introduced OpCenter, a Microsoft Windows-based customer-hosted system that can manage multiple operation centers and users over a wide area network. OpCenter continues to be a leading Fleet Management System for Fortune 1000 private trucking fleets.
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
In 2000, we formed a strategic alliance with John Deere Special Technologies Group, Inc. (“JDSTG”), a subsidiary of Deere & Company, to enable us to accelerate our product development initiatives and more effectively distribute our new products to both new and existing markets. As of November 30, 2007, JDSTG owns approximately 13.4 percent of our outstanding common stock on a fully diluted basis.
From December 2003 through June 2007, Trident Capital (through its affiliated funds) invested approximately $15.1 million in the Company by acquiring shares of Series B, Series C and Series D Convertible Preferred Stock. Trident Capital is now our largest shareholder, holding approximately 37.7 percent of our common stock as of November 30, 2007, on an as if converted and fully diluted basis. The capital provided by Trident Capital has allowed us to continue expanding our product development, distribution and marketing efforts, and provided a strong endorsement of our plans for future growth.
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
Commercial trucking fleets are characterized by considerable investment in equipment, high operating costs, significant annual mileage per vehicle and extensive federal and state compliance reporting requirements. Costs for equipment, drivers, fuel, insurance, maintenance, and support personnel make the efficient operation of each vehicle an essential and complex part of fleet management. Accordingly, accurate and timely data collection and analysis enables managers of truck fleets to reduce operating costs, utilize assets efficiently and improve delivery times. We believe there is, and will continue to be, significant demand in the trucking industry for fleet management systems, principally because the use of this technology enables fleet operators to reduce expenses, maintain compliance standards and improve customer service.
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

enforceable after a period of transitional compliance on January 1, 2006. The rate of change in the rules is a major obstacle to compliance within the trucking industry.
The FMCSA is currently evaluating the benefit of Electronic Onboard Recorders (EOBR’s) to increase hours-of-service compliance, and in turn, highway safety. We believe computer generated driver logs may eventually be mandated by federal or state governments.

Additionally, states require trucks to pay state fuel taxes based on the amount of fuel consumed in their state. To comply with these regulations, drivers must record state border crossing and fuel purchase information. Many long haul vehicles cross up to 25 state borders per week, resulting in significant paperwork for the driver, the clerical staff of the carrier and the processor of the carrier’s fuel tax returns. In order to comply with these requirements, records must be maintained at the fleet home base as well as at the carrier’s headquarters. Records must also be readily available for federal regulators to review fuel tax compliance. Our systems are designed to automate compliance with each of these regulatory requirements.

•	New technologies: Historically, affordability, simplicity and acceptance of new wireless communications and internet technologies have proven to be barriers for customers to purchase our solutions. New technologies are helping to diminish these barriers.

•	Safety and security concerns: Since the terrorist attacks of September 11, 2001, public authorities and fleet operators have become more acutely interested in technology solutions to increase the safety and security of their drivers and cargo. This is especially true for companies transporting petroleum products and other hazardous loads.

•	Mobile technology: As companies increasingly rely on just-in-time inventory management and seek to control and monitor inventories throughout their entire supply chain, they demand better service and increased capabilities from their trucking operators and vendors. In addition, as companies increasingly adopt mobile technologies, including the internet, to reduce communication costs, paperwork and processing times, trucking operators are adopting technology to comply with the operating processes and systems of their customers. This trend encourages integration of mobile technology with the host information systems of trucking fleet operators.
Our Products and Services
XATA provides a powerful, advanced, yet user-friendly, software as a service (SaaS) system called XATANET used by manufacturing, distribution, petroleum and other operators of trucking fleets to reduce fuel costs, increase operational efficiencies, enhance customer service and improve safety and compliance.
As a SaaS system, XATANET software application delivery model is hosted and operates for use by its customers over the Internet. Customers do not pay for owning the software itself but rather for using it with a recurring revenue charge. The benefits of XATA’s SaaS delivery model is the decrease in customers’ in-house IT hardware and software resources, faster implementation time compared to on-site products, automatic upgrades to the most current software levels and access with an internet browser anywhere, anytime.
Through its web-based design, XATANET performs the following functions to enable fleet operators to control costs and maximize vehicle and driver performance:
•	Automation of DOT driver log requirements and state fuel tax reporting.

•	Comprehensive vehicle and driver performance reporting.

•	Real-time asset tracking, route management, trip optimization and stop activity scheduling.
•	Mobile two-way messaging and real-time vehicle location.

•	Diagnostic and accident data capture.
XATANET Fleet Management System
XATANET integrates mobile technology, driver displays and cost-effective communications with a suite of powerful, Web-based applications delivered on-demand via the Internet. XATANET combines the data generated within the truck as well as data received via GPS (Global Positioning System) into a Web-based user interface, enabling fleet managers to measure fleet performance, resolve exception conditions, monitor ongoing operations and perform detailed analysis.
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
A XATANET solution is comprised of four primary components as described below:
Mobile Applications
XATA provides a core set of applications that provide for the optimization of fleet operations including electronic driver logs, automated fuel tax, driver and vehicle management. The mobile environment is designed with easy integration with third-party complementary applications such as proof of delivery, navigation, and trailer temperature monitoring.
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
The driver interface software is designed to be device independent to allow multiple devices to be used as display options in the cab. These devices could include cell phones, handheld, intelligent displays and laptops. By allowing a multiple displays options, the system allows for the customer to select the most appropriate display for their environment.

Wireless Communications
XATA systems use patented technologies that utilize lowest cost communication methods synchronizing trip and driver data with maximum efficiency. Our multi-mode systems combine CDMA 1xRTT, 802.11b WiFi, and satellite wireless networks to provide “No Gap” coverage and high speed data download. When integrated with optional satellite, digital cellular or 802.11b Wi-Fi wireless communications via our XAM, XATANET provides immediate access to critical onboard information. Its real-time notification is triggered by user-defined onboard conditions, ensuring that only critical information is reported to fleet management. Detecting and processing of exception conditions only improves operating efficiency while minimizing recurring communication charges.
Legacy OpCenter Fleet Management System
XATA’s legacy OpCenter system allows managers to achieve measurable fleet performance and productivity improvements by integrating proven onboard technology into the fleet management process. The OpCenter system consists of a Driver Computer, Driver Key, Data Station and our OpCenter Fleet Management Software hosted and managed by the customer.
Our OpCenter Fleet Management Software operates in a multi-user, Microsoft Windows environment and can manage multiple fleets over a wide area network. The system collects, validates and processes data recorded by a fleet’s network of Driver Computers and Data Stations. When integrated with optional satellite, digital cellular or 802.11b Wi-Fi wireless communications via our XAM, OpCenter provides immediate access to critical onboard information. Its real-time notification is triggered by user-defined onboard conditions, ensuring that only critical information is reported to fleet management.
With the introduction and widespread adoption of the web-based XATANET on-demand software solution, XATA is no longer selling the OpCenter system to new accounts. Existing OpCenter customers, however, that need to OpCenter-enable additions to their truck fleets may do so.
XATA has implemented an OpCenter-to-XATANET upgrade program for existing OpCenter customers. Through this program, XATA will consult with OpCenter customers to identify opportunities for fleet management improvements through upgrading to XATANET. These consultations include an in-depth look at how the customer utilizes OpCenter and the potential benefits of implementing XATANET.
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
Private Fleets
Private fleets include the commercial trucks operated by manufacturers, wholesalers, retailers and other companies who transport their own goods using equipment they own or lease. Historically, the costs associated with purchasing an integrated hardware and software system for onboard computing required a minimum fleet size in order to recover the fixed costs of a host system implementation.
We believe our historic target market segment has comprised approximately 300,000 vehicles. We believe XATANET will allow us to significantly expand our potential market to include a much larger portion of the private fleet sector, including smaller fleets, large decentralized fleets and fleets in new vertical markets. Specifically, smaller fleets and decentralized fleets are able to purchase individual XATANET software application packages that target their specific information needs and use our Internet-based host system to collect, process and present their data. We believe these fleets represent a significant new market opportunity. We view the total 6.6 million commercial trucks in this segment as our target market going forward, with particular emphasis on fleets operating medium and heavy duty trucks, estimated at 3.6 million vehicles.
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
Major Customers
Our systems have been installed in approximately 62,000 trucks at over 1,925 distribution centers. Our customers comprise Fortune 500 companies and other large organizations, such as Core-Mark International, C&S Wholesale Grocers, CVS Pharmacy, Dean Food, Kellogg Snacks Division, McLane Company, Publix Super Markets, Inc., Penske Corporation, Ryder System Inc., Safeway, Inc., Sara Lee Corp., Supervalu, Inc., US Foodservice, United States Postal Service, Weyerhauser Co., Whirlpool Corporation and xpedx (a division of International Paper Company.)
In fiscal 2007 and 2006, we had sales to one customer (hereinafter referred to as “Customer A”) who accounted for approximately 20 percent and 18 percent of fiscal year revenue, respectfully. In fiscal 2006, we had one additional customer (hereinafter referred to as “Customer B”) who accounted for approximately 18 percent of total revenue. No other customer accounted for 10 percent or more of revenue in fiscal 2007, 2006 or 2005.
Sales and Marketing
We market our products to operators of trucking fleets through a multi-tiered sales strategy including a direct sales force and various strategic alliances in our indirect sales channel.
Direct Sales Channel
Our direct sales force sells our SaaS fleet management systems primarily to private fleet truck operators and logistics providers through national and regional sales account executives. The efforts of our sales executives are supported by our systems sales consultants, client management, professional services and customer service organizations, which have a strong working knowledge of the hardware and software configurations and experience integrating our systems into fleets. We believe the level of service we provide to our customers is unique in the industry and a key competitive advantage in securing new customers and retaining existing accounts.
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
As we continue to evolve the XATANET system, we anticipate offering our product through other new indirect sales channels such as sales agents, wireless carries and third party installers that will provide access to new customers.
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
Competition
Competition in the mobile resource management system industry continues to increase at a rapid pace. We compete primarily on the basis of functionality, ease of use, quality, price, service availability and corporate financial strength. As the demand by businesses for mobile resource management solutions increases, the quality, functionality and breadth of competing products and services will likely improve and new competitors will likely enter our market. In addition, the widespread adoption of industry standards may make it easier for new market entrants or existing competitors to improve their existing products and services, to offer some or all of the products and services we offer or may offer in the future, or to offer new products and services that we do not offer. We also do not know to what extent network infrastructure developers and wireless network operators will seek to provide integrated wireless communications, Global Positioning Systems, software applications, transaction processing, and Internet solutions, including access devices developed internally or through captive suppliers.
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
Communication Providers
We have established relationships with Sprint/Nextel (Sprint) and Orbcomm LLC (Orbcomm) to provide wireless connectivity between our subscribers and our host system. We contract directly with Sprint and Orbcomm for the provision of wireless communications, which are bundled with our solutions. We are continuing to expand our communication providers and look to add additional partners in the next 12 – 18 months.
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
Manufacturers
We have established a relationship with Winland Electronics, Inc. (Winland) for the manufacture and testing of our mobile hardware products pursuant to our detailed specifications and quality requirements during the first quarter of fiscal 2006.
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
Patents, Trademarks, and Copyrights
XATA, XATANET, and OpCenter are trademarks registered with the United States Patent and Trademark office. All computer programs, report formats, and screen formats are protected under United States copyright laws. In addition, we possess a design patent issued by the United States Patent and Trademark Office that covers the design of our Driver Computer display. We also claim trademark and trade name protection for the following: XATA MobileSync, and SmartCom. We have patent applications pending with the United States Patent and Trademark Office for XATA MobileSync. We protect and defend our intellectual property rights vigorously.
Research and Development
We concentrate our research and development activities on software and hardware solutions that meet our customers’ current and anticipated future needs. To enhance our existing solutions and to introduce new solutions to our existing and potential customers, we focus on the following key areas:
•	SaaS Infrastructure. We intend to continue to improve our SaaS infrastructure to meet the increasing needs of our expanding customer base and the associated increase in transactions. Also, we will continue to monitor and analyze the XATANET infrastructure’s capacity and ability to meet the service level requirements of our customers. For example, in September, 2007, we implemented a new storage area network (SAN) for improved performance and anticipated increase in transactional volume. At the same time, we deployed additional network servers to support enhanced capabilities in our on-demand XATANET with no interruption in service to our customers.

•	Software. We intend to continue to develop our software applications by offering new features while enhancing existing features. For example, in October, 2007, we announced the availability of XATANET 4.0, the latest version of our on-demand fleet management system that offers a streamlined system management with instant notification of critical events and enhanced support for third-party in-cab displays and handheld devices. The release included XATAScope which provides reports on second-by-second speed, minute-by-minute speed, speed changes and speeding, giving fleet managers multiple views on driver driving habits and their impact on fuel use and road safety.

•	Hardware. We intend to continue to develop and release platform upgrades to add new features as well as to enhance existing features through our own development efforts and those of our strategic hardware partners

Employees
As of September 30, 2007, our staff included 115 employees and 2 independent contractors whose primary assignments are approximately as follows: 32 in research, development and information services; 18 in sales and marketing; 44 in customer support; and 23 in administrative, finance, purchasing and warehousing.
Item 1A. Risk Factors
We do not have a long or stable history of profitable operations. The Company’s net losses to common shareholders for the fiscal years 2007, 2006 and 2005 were $7.8 million, $2.1 million and $6.7 million, respectively. The respective periods’ net losses were $6.8 million, $1.8 million and $6.0 million. Additional amounts of $1.0 million, $0.3 million and $0.7 million, resulting from beneficial conversion charges and preferred stock dividends increased such respective period losses to the aforementioned levels of net losses to common shareholders.
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
JDSTG and Trident Capital, who are represented on our Board of Directors, individually and together own enough stock to exert significant influence over XATA. As of November 30, 2007, JDSTG owned approximately 13.4 percent and Trident Capital owned approximately 37.7 percent of our common stock on an as-converted basis, and Trident has the ability to increase its ownership significantly through exercising warrants. In addition, JDSTG is entitled to name up to three representatives to our Board of Directors and Trident is entitled to name up to two representatives. Trident is entitled to vote its Preferred Stock as if converted to common stock and to vote as a separate class (to the exclusion of the holders of common stock) on the election of its two director nominees. Both JDSTG and Trident benefit from certain restrictive covenants of XATA in connection with their equity investments in the Company. The combination of stock ownership and Board of Director representation enables these shareholders, individually and together, to a greater degree, to exercise significant influence over the Company.
We are dependent on key personnel. Our staff is small and our future success depends to a significant extent on the efforts of key management, technical and sales personnel. The loss of one of our key employees could adversely affect our ability to provide leading edge technology to the transportation industry.
We may need additional capital. Although we believe cash flow from operations will be sufficient to meet capital requirements for the foreseeable future, our cash needs may vary significantly from predictions. For example, if we do not generate anticipated cash flow, or if we grow at a rate faster than we anticipate, our predictions regarding cash needs may prove inaccurate and we may require additional financing. Our inability to obtain needed financing could have a material adverse effect on operating results. We cannot assure that we will be able to secure additional financing when needed or that financing, if obtained, will be on terms favorable or acceptable to us. Moreover, future financing may result in dilution to holders of our common stock.
We may issue additional stock without shareholder consent. We have authorized 25,000,000 shares of common stock, of which 8,516,000 shares were issued and outstanding as of December 7, 2007. The Board of Directors has authority, without action or vote of the shareholders, to issue all or part of the authorized but unissued shares. Additional shares may be issued in connection with future financing, acquisitions, employee stock plans, or otherwise. Any such issuance will dilute the percentage ownership of existing shareholders. We are also currently authorized to issue up to 10,000,000 shares of preferred stock. As of December 7, 2007, 1,888,000 shares of Series B Convertible Preferred Stock, 1,269,000 Series C Convertible Preferred Stock and 1,567,000 shares of Series D Convertible Preferred Stock were issued and outstanding. The Board of Directors can issue additional preferred stock in one or more series and fix the terms of such stock without shareholder approval. Preferred stock may include the right to vote as a series on particular matters, preferences as to dividends and liquidation, conversion and redemption rights and sinking fund provisions. The issuance of preferred stock could adversely affect the rights of the holders of common stock and reduce the value of the common stock. In addition, specific rights granted to holders of preferred stock could be used to restrict our ability to merge with or sell our assets to a third party.
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
Failure to achieve and maintain effective internal controls could have a material adverse effect on our business, operating results and stock price. We are in the process of documenting and testing our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act which will become effective for the Company beginning in fiscal 2008, which requires annual management assessments of the effectiveness of our internal controls over financial reporting and a report by our Independent Auditors in fiscal 2009 addressing the same. During the course of our testing we may identify deficiencies which we may not be able to remediate in time to meet the deadline imposed by the Sarbanes-Oxley Act for compliance with the requirements of Section 404. In addition, if we fail to achieve and maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Moreover, effective internal controls, particularly those related to revenue recognition, are necessary for us to produce reliable financial reports and are important to helping prevent financial fraud. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our stock could drop significantly.
Item 1B. Unresolved Staff Comments
Not applicable.
Item 2. Properties
On July 9, 2007, we entered into a lease for 26,800 square feet of office space at 965 Prairie Center Drive in Eden Prairie, Minnesota. On December 10, 2007, this location became the principal address of the company. The lease term is for 86 months with a base rent of $37,500 per month a plus pro rata share of the building operating expenses.
We also currently lease 20,600 square feet of office and warehouse space at 151 East Cliff Road in Burnsville, Minnesota. This facility was our headquarters until December 2007 and now continues to house the Company’s distribution activities. The current lease obligation carries a base rent of $13,000 per month plus a pro rata share of the building operating expenses. The current lease expires March 31, 2008.
Item 3. Legal Proceedings
Not applicable.
Item 4. Submission of Matters to a Vote of Security Holders
Not applicable.
EXECUTIVE OFFICERS OF THE REGISTRANT
Our current executive officers are as follows:
John J. Coughlan, Chairman of the Board, Chief Executive Officer and President
Mr. Coughlan, age 49, has been Chairman, Chief Executive Officer and President since joining XATA in October 2006. Prior to joining XATA, he was involved in a business consulting practice. He previously served as president and CEO of Lawson Software, Minnesota’s largest software company. Mr. Coughlan joined Lawson Software in 1987 and became CEO in February 2001 prior to the company’s initial public offering in December of 2001. In addition to his responsibilities at XATA, Mr. Coughlan is an active regional business advocate and serves on the board of directors for several local organizations, including Securian Financial Group, Inc. He replaced Craig Fawcett who resigned in September 2006.
Mark E. Ties, Chief Financial Officer & Treasurer
Mr. Ties, age 42, joined XATA in April 2005 as Chief Financial Officer. He is responsible for the Company’s finance, human resources, purchasing, and distribution functions. Before joining XATA, Mr. Ties was the chief financial officer and treasurer at Velocity Express Corporation, where he served as a member of the Company’s executive leadership team and was responsible for the Company’s financial activities including; capital raising activities; SEC compliance; financial planning and analysis; mergers and acquisitions; cash management; back-office process integration; corporate governance practices; and investor relations. Prior to Velocity, he served as a Senior Manager for Ernst & Young LLP in its entrepreneurial services and mergers and acquisitions departments and as a senior financial executive at a number of companies in varied industries. He has extensive financial management experience in the areas of financing, mergers and acquisitions, business integration and financial processes.
Thomas L. Schlick, Senior Vice President of Services and Support
Mr. Schlick, age 57, joined XATA in April 2006 as Chief Operating Officer. As COO, Mr. Schlick is responsible for the XATA’s service operations, project management, quality delivery, customer training, and implementation. Prior to joining XATA, Mr. Schlick was senior vice president, global service, solutions and sales operations, for DataCard Corporation. At DataCard, he served as a member of the executive leadership team and was responsible for global services activities including; field operations, technical product and software support, sales and service training, program management, depot repair, and call center operations. Prior to DataCard, he served as a senior executive at Rosemount, Inc., a division of Emerson Electric. Mr. Schlick has a B.S. degree in Electrical Engineering and an MBA from the University of Minnesota. He is a Six Sigma Green Belt, a Board Member of Association of Service Management, International and a senior member of the Instrument Society of America.
David A. Gagne, Executive Vice President of Sales and Marketing
Mr. Gagne, age 41, joined XATA in January of 2007 as Executive Vice President of Sales and Marketing. He is responsible for activities including planning, forecasting and development of strategies for increasing revenue of XATA’s products and services.  He also develops go-to-market programs to increase the visibility and awareness in the marketplace.  Prior to joining XATA, Mr. Gagne was vice president of strategic development at Lawson Software.  He held several leadership positions while at Lawson Software including vice president of the healthcare client group. Mr. Gagne has over 15 years experience working with sales teams to meet their revenue objectives and build ongoing customer relationships. He has a B. S. in Business Administration from Boston University School of Management.

James C. Griffin Jr., Executive Vice President of Research and Development
Mr. Griffin, age 43, joined XATA in April 2007 as Executive Vice President of Research and Development. Mr. Griffin is responsible for XATA’s engineering, process engineering and research.  Prior to joining XATA, Mr. Griffin was a technology consultant for the University of Iowa’s Public Policy Center and helped coach businesses on improving their operations and sales functions into a more efficient and effective process.  In 1996, he founded Diversified Software Industries (DSI), a software company that provided solutions to the embedded software market and commercial transportation industry. NEXIQ Technologies, a leading vehicle diagnostic solutions company, acquired DSI in 2001. As Executive Vice President of NEXIQ, Mr. Griffin was responsible for re-positioning the company as a leading provider of telematics and wireless diagnostic solutions. He has a B.S degree in Electrical Engineering from the University of Iowa.  He has served on the Iowa Governor’s Information Technology Advisory Committee, the College of Engineering Economic Development Council, and the Advisory Board for the Electrical Engineering Department and the Board for the Iowa City Area Development Group.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The following table sets forth the quarterly high and low sales prices for our common stock as reported by the NASDAQ Capital Market for fiscal years 2007 and 2006. There is no market for our Series B, Series C or Series D Preferred Stock.

Fiscal Year 2007	Low	High
First Quarter	$5.08	$5.50
Second Quarter	4.84	5.25
Third Quarter	3.79	4.70
Fourth Quarter	2.67	4.03

Fiscal Year 2006	Low	High
First Quarter	$3.29	$5.20
Second Quarter	4.01	5.25
Third Quarter	4.70	5.32
Fourth Quarter	4.35	5.50
As of December 7, 2007, our common stock is held by 89 registered holders of record. Registered ownership includes nominees who may hold securities on behalf of multiple beneficial owners. We estimate the number of beneficial owners of our common stock to be approximately 1,500.
The following graph compares the cumulative total return on the Company’s common stock during the last five fiscal years with the Nasdaq Market Index and Computer System Design and Services Index (NAICS Code 54151). The graph below compares cumulative total return of the two indicated indexes and the Company’s common stock assuming a $100 investment on October 1, 2002 and assuming the reinvestment of all dividends. Historical stock price performance is not necessarily indicative of future stock price performance.
Comparison of Five Year Cumulative Total Return
XATA Corporation, NASDAQ Market Index And NAICS Code Index

Dividend Policy
Except for dividends paid to the holders of Series A 8 percent Convertible Preferred Stock (from issuance in May 1999 until conversion in full in August 2000), we have never paid cash dividends on any of our securities. We have retained any earnings for use in our operations. Our Board of Directors will determine future dividend payments, if any, based upon our earnings, capital needs and other relevant factors.
On December 6, 2003, we issued 1,613,000 shares of Series B Preferred Stock that pays an annual cumulative dividend of 4 percent of the original issue price (payable in additional shares of Preferred Stock or cash, at the option of the holders). The Series B Preferred Stock provides that we cannot pay dividends to the holders of any other capital stock unless and until we have paid dividends accrued on the Series B Preferred Stock. The holders of the Series B Preferred Stock elected to receive dividends due and payable on May 31, 2007 and November 30, 2007 in additional shares of Series B Preferred Stock rather than cash. Accordingly as of December 7, 2007, we had issued a total of 73,000, 70,000 and 68,000 shares of Series B Preferred Stock for payment of dividends in calendar year 2007, 2006 and 2005, respectively.
Sale of Unregistered Securities
None.
Item 6. Selected Financial Data
The following selected financial data should be read in conjunction with the Company’s Financial Statements and Notes thereto together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” all of which are include elsewhere in this Report. The Statement of Operation and Balance Sheet data presented below as of and for the years ended September 30, 2003 through September 30, 2007 have been derived from the Company’s Financial Statements included elsewhere in this Report or previously filed with the Securities and Exchange commission on Form 10-K and Form 10-KSB, which have been audited by Grant Thornton LLP, an independent registered public accounting firm.
Financial Highlights
(in thousands, except per share amounts and percentages)

	For the Years Ended Septmeber 30,
	2007	2006	2005	2004	2003
Net sales	$30,676	$30,629	$19,303	$18,932	$11,350
Gross profit %’age	44.8%	41.8%	37.7%	33.5%	24.8%
Operating loss	(7,309)	(1,969)	(6,079)	(1,156)	(3,724)
Net loss to common shareholders	(7,810)	(2,065)	(6,736)	(2,057)	(3,784)

Net loss per common share basic and diluted	$(0.99)	$(0.28)	$(0.93)	$(0.29)	$(0.55)

Working capital	$10,539	$6,345	$6,285	$5,898	$732
Total assets	24,153	21,723	22,504	13,392	7,257
Total shareholders’ equity	7,078	5,190	5,037	5,136	2,034

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the financial statements and the related notes included in this Report. This Report contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those in such forward-looking statements as a result of many factors, including those discussed in “Risk Factors” and elsewhere in this Report.
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
Software revenue is recognized under SOP 97-2 and SAB 104 when (i) persuasive evidence of an arrangement exists (for example a signed agreement or purchase order), (ii) delivery has occurred, as evidenced by shipping documents or customer acceptance, (iii) the fee is fixed or determinable and payable within twelve months, and (iv) collectibility is probable and supported by credit checks or past payment history. Pursuant to certain contractual arrangements, revenues are recognized for completed systems held at our warehouse pending the receipt of delivery instructions from the customer. As of September 30, 2007 and 2006, we had approximately $0 and $20,000, respectively, of systems on hand that had been billed to those customers awaiting specific delivery instructions.
With regard to software arrangements involving multiple elements, we allocate revenue to each element based on the relative fair value of each element. Our determination of fair value of each element in multiple-element arrangements is based on vendor-specific objective evidence (VSOE). We limit our assessment of VSOE for each element to the price charged when the same element is sold separately. We have analyzed all of the elements included in our multiple-element arrangements and have determined that we have sufficient VSOE to allocate revenue to consulting services and post-contract customer support (PCS) components of our license arrangements. We sell our consulting services separately, and have established VSOE on this basis. VSOE for PCS components are determined based upon the customer’s annual renewal rates for these elements. Accordingly, assuming all other revenue recognition criteria are met, revenue from licenses is recognized upon delivery, and revenue from PCS components are recognized ratably over the applicable term, typically one year.
Prior to January 1, 2006, certain software sales included application service contracts. The terms of those contracts did not meet the requirements described in Emerging Issues Task Force (EITF) 00-03, Application of AICPA Statement of Position 97-2 to Arrangements That Include the Right to Use Software Stored on Another Entity’s Hardware, to account for it under SOP 97-2 and SAB 104 and resulted in the recognition of all revenue ratably over the term of the agreement. During the fiscal year ending September 30, 2006, we changed the terms of all new contracts, such that all the requirements of EITF 00-03 related to software delivery are met and the contracts are accounted for under SOP 97-2. For these new contracts, revenue is recognized based on the multiple element arrangement accounting described above.
Allowance for doubtful accounts and sales returns. We grant credit to customers in the normal course of business. The majority of our accounts receivables are due from companies with fleet trucking operations in a variety of industries. Credit is extended based on an evaluation of a customer’s financial condition and, generally, collateral is not required. Accounts receivable are typically due from customers within 30 days and are stated at amounts net of an allowance for doubtful accounts and sales returns. Accounts outstanding longer than the contractual payment terms are considered past due. We determine the allowance for doubtful accounts by considering a number of factors, including the length of time trade receivables are past due, our previous loss history, the customer’s current ability to pay its obligation, and the condition of the general economy and the industry as a whole. We reserve for these accounts receivable by increasing bad debt expense when they are determined to be uncollectible. Payments subsequently received, or otherwise determined to be collectible, are treated as recoveries that reduce bad debt expense. We determine our allowance for sales returns by considering several factors, including history of prior sales credits issued. We regularly assess the allowance for sales returns and adjust it as needed. When we accept a product return or issue a sales credit for which we had specifically increased the allowance, we write-off the associated accounts receivable and decrease the allowance for sales returns.
Capitalized system development costs. Software and system development costs incurred after establishing technological feasibility are capitalized in accordance with Statement of Financial Accounting Standards No. 86, (SFAS No. 86), Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed. These costs are amortized to cost of goods sold beginning when the product is first released for sale to the general public. The dollar amount amortized is the greater of the amount computed using the ratio of current gross revenues for the product to the total of current and anticipated future gross revenues or the straight-line method over the estimated economic life of the product (two to five years).
During fiscal 2007, the Company recognized costs of $1.9 million relating to impairment of capitalized system development costs and associated product inventory relating to products that will not be marketed.
Income taxes. Deferred income taxes are provided for using the liability method whereby deferred tax assets and deferred tax liabilities are recognized for the effects of taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.
Stock-based Compensation. Prior to fiscal 2007, the Company accounted for share-based employee compensation plans under the measurement and recognition provisions of Accounting Principles Board Opinion No. 25 (“APB 25”), Accounting for Stock Issued to Employees, and related Interpretations, as permitted by Financial Accounting Standards Board SFAS No. 123, Accounting for Stock-Based Compensation. Under the intrinsic value method permitted by SFAS No.123, no share-based compensation expense related to stock option awards granted to employees had been recognized in the Company’s Statement of Operations, since all stock option awards granted under the plans had an exercise price equal to the market value of the common stock on the date of the grant.
Effective October 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R) (“SFAS 123(R)”), “Share-Based Payment,” which requires the measurement and recognition of compensation expense for all share-based payment awards to employees and directors based on estimated fair values. SFAS 123(R) supersedes the Company’s previous accounting methodology using the intrinsic value method under APB 25.
The Company adopted SFAS 123(R) using the modified prospective transition method. Under this transition method, compensation expense is recognized for periods subsequent to adoption date for all share-based awards granted prior to, but not yet vested, as of September 30, 2006, based on the grant date fair value estimated in accordance with the original provision of SFAS 123 and compensation expense for all share-based awards granted subsequent to September 30, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). In accordance with the modified prospective transition method, the Company’s financial statements for periods prior to adoption have not been restated to reflect the impact of SFAS 123(R).

The Company estimates the fair value of options granted using the Black-Scholes option valuation model and the assumptions shown in Note 8 to the financial statements. The Company estimates the volatility of the common stock at the date of grant based on a historical volatility rate, consistent with SFAS 123(R) and Securities and Exchange Commission Staff Accounting Bulletin No. 107 (SAB 107). The decision to use historical volatility was based upon the lack of market activity in the Company’s common stock options. The expected term is estimated consistent with the simplified method identified in SAB 107 for share-based awards granted during fiscal 2007. The simplified method calculates the expected term as the average of the vesting and contractual terms of the award. The risk-free interest rate assumption is based on observed interest rates appropriate for the term of the options. The Company uses historical data to estimate pre-vesting option forfeitures and record share-based compensation expense only for those awards that are expected to vest. The fair value of options are amortized over the vesting period of the awards utilizing a straight-line method.
Operating Results
We believe the percentage relationship between net sales and major expense items in the statement of operations is important in evaluating the performance of our business operations. We operate as one business segment and believe the information presented in our Management’s Discussion and Analysis of Financial Condition and Results of Operations provides an understanding of our business, operations and financial condition. The following table sets forth certain Statements of Operations data as a percentage of net sales:

	For the Years Ended Septmeber 30,
	2007	2006	2005
Net sales	100.0%	100.0%	100.0%
Gross profit	44.8%	41.8%	37.7%
Selling, general and administrative expense	54.4%	35.1%	50.4%
Research and development expense	14.2%	13.2%	18.8%
Operating loss	(23.8%)	(6.4%)	(31.5%)
Net loss	(22.2%)	(5.7%)	(31.0%)
Comparison of Fiscal 2007 operating results to Fiscal 2006
Net Sales
Net sales of our XATANET products increased 39.0 percent to $22.1 million in fiscal 2007 compared to $15.9 million for fiscal 2006. Our monthly recurring subscription revenue increased 76.1 percent to $7.8 million in fiscal 2007 compared to $4.4 million in fiscal 2006. XATANET sales contributed 72.0 percent of total net sales for fiscal 2007, compared to 51.8 percent for fiscal 2006. In fiscal 2007 net sales derived from our legacy OpCenter product line decreased 42.0 percent as expected to $8.6 million compared to $14.8 million for fiscal 2006 as we continue to migrate customers to the XATANET platform. As a result of these trends, overall net sales remained flat at $30.7 million for fiscal 2007 compared to fiscal 2006.
We ended fiscal 2007 with $9.6 million of deferred revenue in comparison to $12.0 million at the end of fiscal 2006 as our overall XATANET product revenue continues to shift to the new customer contract which allows certain revenue to be recognized at the time of delivery. Under the terms of the previous customer contract, all revenue was recognized over the initial term of each subscription rather than at the time of delivery. XATANET subscription terms are a minimum of twelve months.
Cost of Goods Sold
Cost of goods sold includes the direct product costs associated with fulfilling customer orders, warranty costs related to previously sold systems, communication and hosting costs, product repair and refurbishment costs, and expenses associated with the enhancement of released products. Total cost of goods sold decreased $0.9 million to $16.9 million for fiscal 2007 compared to $17.8 million for fiscal 2006. Overall gross profit as a percent of net sales improved 3.0 percentage points to 44.8 percent for fiscal 2007 versus 41.8 percent for fiscal 2006. This improvement in overall margins for fiscal 2007 was the result of the increase in XATANET recurring subscription revenue. XATANET gross margins as a percent of net sales improved to 38.1 percent for fiscal 2007 compared to 20.4 percent for fiscal 2006, primarily due to XATANET subscription margins improving to 56.5 percent for fiscal 2007 compared to 40.0 percent in fiscal 2006.
Selling, General and Administrative Expenses
Selling, general and administrative expenses consist of employee salaries in our support, sales and administration functions, sales commissions, marketing and promotional expenses, executive and administrative costs, accounting and professional fees, recruiting costs and provision for doubtful accounts. Selling, general and administrative expenses were $16.7 million for fiscal 2007 compared to $10.7 million for fiscal 2006. Selling, general and administrative expense for fiscal 2007 was impacted by charges of $1.4 million of legal and settlement costs associated with a patent infringement lawsuit and $1.9 million write-off of capitalized system development cost relating to products that will not be marketed. Selling, general and administrative expenses reflect an increase in stock based compensation associated with changes in the executive team of $1.5 million. Fiscal 2007 selling, general and administration expenses excluding the legal and settlement costs, write-off of system development costs and the increase in stock based compensation, were $11.9 million or 38.8 percent of net sales.
Research & Development Expenses
Research and development expenses consist of employee salaries and expenses related to development personnel and consultants, as well as expenses associated with software and hardware development. Research and development expenses were $4.3 million for fiscal 2007 compared to $4.0 million for fiscal 2006. The increase of $0.3 million was primarily due to an increase in development costs associated with future releases of fleet management systems that have not yet reached technological feasibility.
Net Interest Income
Net interest income increased $0.3 million to $0.5 million in fiscal 2007 from $0.2 million in fiscal 2006. The increase in interest income was associated with higher average cash balances and improved interest rates during fiscal 2007.
Income Taxes
No income tax benefit or expense was recorded in fiscal 2007 or fiscal 2006. Because we have had continued operating losses and do not have objectively verifiable positive evidence of future taxable income as prescribed by SFAS No. 109, we concluded that a full valuation allowance was appropriate. Realization of deferred tax assets is dependent on future taxable income during the periods when deductible temporary differences and carryforwards are expected to be available to reduce taxable income. The amount of the net deferred tax asset considered realizable could be increased in the future if we return to profitability and actual future taxable income is higher than currently estimated. At September 30, 2007, we had federal net operating loss carryforwards of approximately $24.8 million.
Net Loss to Common Shareholders
We incurred net losses to common shareholders of $7.8 million and $2.1 million for fiscal 2007 and 2006, respectively. Net loss to common shareholders for fiscal 2007 reflects preferred stock deemed dividends relating to the issuance of Series D Preferred Stock of $0.7 million. Fiscal 2007 and 2006 reflect preferred stock dividends and preferred stock deemed dividends of $0.3 million and $0.3 million, respectively, relating to Series B Preferred Stock.

Comparison of Fiscal 2006 operating results to Fiscal 2005
Net Sales
Net sales increased 58.7 percent to $30.6 million in fiscal 2006 compared to $19.3 million in fiscal 2005. Net sales derived from our legacy OpCenter product line increased 6.6 percent to $14.7 million for fiscal 2006 compared to $13.8 million for fiscal 2005.
Net sales of XATANET equipment and services increased 190 percent to $15.9 million for fiscal 2006 compared to $5.5 million for fiscal 2005. XATANET system sales were 52 percent of total net sales for fiscal 2006, compared to 28 percent for fiscal 2005. The 184 percent growth in XATANET equipment sales in fiscal 2006 is associated with the following: (i) the increase in XATANET systems revenue in fiscal 2006 resulting from prior period deferred sales versus fiscal 2005 and (ii) the change in our XATANET contract terms, which now meets the revenue recognition requirements for immediate revenue recognition related to the software and hardware components of a sale for most new system sales. The effect of this change was additional revenue of $1.8 million for fiscal 2006. The 207 percent growth in recognized XATANET subscription sales is due to a larger subscriber base in fiscal 2006 in comparison to fiscal 2005.
We ended fiscal 2006 with $12.0 million of deferred revenue in comparison to $11.1 million at the end of fiscal 2005. Revenue associated with XATANET systems that are not under our new contract format will continue to be recognized over the initial term of each subscription rather than at the time of delivery. XATANET subscription terms are a minimum of twelve months.
Cost of Goods Sold
Total cost of goods sold increased $5.8 million to $17.8 million for fiscal 2006 compared to $12.0 million for fiscal 2005, driven by increased XATANET system and subscription sales. Overall gross margins on sales increased 4.1 percentage points to 41.8 percent for fiscal 2006 versus 37.7 percent for fiscal 2005. This improvement in overall margins for fiscal 2006 was driven by strong OpCenter systems margins and by the improvement in XATANET subscriptions margins from 17 percent in fiscal 2005 to 40 percent in fiscal 2006.
Selling, General and Administrative Expenses
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
Research & Development Expenses
Research and development expenses were $3.3 million for fiscal 2006 compared to $3.6 million for fiscal 2005. The decrease of $0.3 million was mainly due to the increase in capitalized software development costs. In fiscal 2006 and 2005, the Company incurred total research and development costs of $4.2 million and $3.9 million, respectively; of which $0.9 million and $0.3 million of software development costs were capitalized in fiscal 2006 and 2005, respectively. These costs were capitalized after the establishment of technological feasibility occurred as required by FAS 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed. These costs will be amortized to cost of goods sold based on the greater of the amount completed using the ratio of current gross revenues for the product to the total of current and anticipated future gross revenues or the straight line method over the estimated economic life of the product (two to five years).

Net Interest Income
Net interest income increased $0.1 million to $0.2 million in fiscal 2006 from $0.1 million in fiscal 2005. The increase was primarily associated with higher interest income due to larger cash balances and improved interest rates in fiscal 2006.
Net Loss to Common Shareholders
We incurred net losses to common shareholders of $2.1 million and $6.7 million for fiscal 2006 and 2005, respectively. For both periods the difference between net loss applicable to common shareholders and net loss relates to paid and deemed dividends on the Series B Preferred Stock.
Liquidity and Capital Resources
As of September 30, 2007, we held $13.7 million in cash and cash equivalents and had working capital of $10.5 million. This compared to $6.5 million in cash and cash equivalents, and working capital of $6.3 million, as of September 30, 2006.
Operating activities provided cash of $1.6 million and $2.1 million during fiscal 2007 and 2006, respectively, while operating activities used cash of $4.4 million in fiscal 2005. Cash provided by operating activities less cash used in investing activities, increased to $0.8 million for fiscal 2007 compared to $0.5 million and a negative $1.3 million for fiscal 2006 and 2005, respectively.
Cash provided by operating activities for fiscal 2007 reflects an increase in working capital of $3.8 million and non-cash expenses of $4.6 million offsetting a net loss of $6.8 million. Cash provided by operating activities for fiscal 2006 resulted primarily from an increase in working capital of $2.7 million and non-cash expenses of $1.1 million offsetting our net loss of $1.7 million.
Cash used in investing activities of $0.8 million for fiscal 2007 included $0.6 million for purchases of equipment and leasehold improvements and $0.2 million for capitalized software development.
Cash provided by financing activities of $6.5 million for fiscal 2007 included proceeds from the issuance of Series D preferred stock of $6.0 million and $0.6 million from the issuance of common stock.
On December 17, 2004 we established a $2.0 million line of credit with Silicon Valley Bank. On December 16, 2005, we amended this debt facility and increased the size of the facility to $5.0 million. Advances under the line of credit accrue interest at the prime rate, which was 7.75 percent as of September 30, 2007. The line of credit is subject to borrowing base requirements and is collateralized by substantially all our assets. We are required to meet a quick ratio level of no less than 1:1 under this agreement. This facility will expire on December 15, 2007.
Contractual Obligations
The following table summarizes our contractual cash obligations as of September 30, 2007 (amounts in thousands):

	2008	2009	2010	2011	2012	Thereafter
Contractual Obligations
Capital leases	$193	$112	$98	$22	$15	$—
Operating leases	453	416	421	414	421	993
Purchase obligations	8,076	—	—	—	—	—

Total	$8,722	$528	$519	$436	$436	$993

Purchase obligations are defined as contractual obligations to purchase goods or services that are enforceable and legally binding on us. These obligations specify all significant terms and the timing of the transaction.
We believe our current cash balance and vendor terms will provide adequate cash to fund operating needs for the foreseeable future. However, a protracted decline in revenue, significant revenue growth or an increase in product development in the near term may require us to obtain external funding. No assurance can be given that we will be able to secure any required additional financing when needed, or that such financing, if obtained at all, will be on terms favorable or acceptable to us. If additional financing is required and we are unable to secure such additional financing, we may need to implement measures to slow our growth or reduce operating costs, including reductions to product development, marketing and other operating activities.
Our Series B Preferred Stock prohibits payment of dividends to the holders of any other capital stock unless and until we have paid dividends accrued on the Series B Preferred Stock, which pays an annual cumulative dividend of 4 percent of the original issue price. At the option of the Series B Preferred Stock holders, such dividends are payable in additional shares of Preferred Stock or cash. In fiscal 2007, 2006 and 2005, we issued 72,000, 69,000 and 67,000 shares, respectively, of Series B Preferred Stock for payment of accrued dividends. We are further restricted from dividend payments by our primary lender.
Subsequent Events
The Company was named as one of many defendants in a patent infringement lawsuit filed during 2007. In November 2007, the Company reached a settlement agreement with the plaintiff that will dismiss the Company from the lawsuit and provide the Company a fully paid-up irrevocable and perpetual license to the patents at issue, in exchange for cash compensation. The Company recognized $1.4 million in legal and settlement expenses during fiscal 2007 related to this matter.
Off-Balance Sheet Arrangements
Not applicable
Recently Issued Accounting Pronouncements
Accounting Changes and Error Corrections (Statement 154)
In May 2005, the FASB issued Statement 154, Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3, as part of its short-term convergence project with the International Accounting Standards Board. Statement 154 requires that all voluntary changes in accounting principles and changes required by a new accounting pronouncement that do not include specific transition provisions be applied retrospectively to prior periods’ financial statements, unless it is impractical to do so. Opinion 20, Accounting Changes, required that most voluntary changes in accounting principle be recognized by including the cumulative effect of changing to the new accounting principle as a component of net income in the period of the change. Statement 154 does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase as of the effective date of the Statement. The Company adopted Statement 154 effective prospectively as October 1, 2006. The adoption of this Statement did not have any effect on the Company’s financial statements.
Accounting for Uncertainty in Income Taxes (FIN 48)
In July, 2006 the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”).  FIN 48, an interpretation of FASB Statement No. 109 “Accounting for Income Taxes,” prescribes a recognition threshold and measurement process for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance on the derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions.  The accounting provisions of FIN 48 will be effective for the Company beginning October 1, 2007.  The Company is assessing the impact of the new guidance on all open tax positions and it is not expected to have a material impact on the financial statements.
Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statement (SAB 108)
In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 provides guidance on how prior year misstatements should be considered when quantifying misstatements in the current year financial statements. The SAB requires registrants to quantify misstatements using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 does not change the guidance in SAB 99, “Materiality”, when evaluating the materiality of misstatements. Upon initial application, SAB 108 permits a one-time cumulative effect adjustment to beginning retained earnings. SAB 108 was effective for Company for the fiscal year ending September 30, 2007. The adoption of this Statement did not have any effect on the Company’s financial statements.
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
The Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159)
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, which permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact, if any, the adoption of SFAS No. 159 will have on its financial statements.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
The Company’s market risk exposure is primarily interest rate risk related to its cash and cash equivalents. Our investment policy is to manage our total cash and investment balance to preserve principal and maintain liquidity.
Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and
Shareholders of XATA Corporation
We have audited the accompanying balance sheets of XATA Corporation (a Minnesota corporation) as of September 30, 2007 and 2006, and the related statements of operations, changes in shareholders’ equity, and cash flows for each of the three years in the period ended September 30, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of XATA Corporation as of September 30, 2007 and 2006, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2007 in conformity with accounting principles generally accepted in the United States of America.
As discussed in Note 2 to the financial statements, effective October 1, 2006, the Company changed its method for accounting for share-based payments to adopt Statement of Financial Accounting Standards No. 123(R), Share-Based Payments.
/s/ Grant Thornton LLP
Minneapolis, Minnesota
December 13, 2007

XATA CORPORATION
BALANCE SHEETS
(in thousands, except per share amounts)

	September 30,	September 30,
	2007	2006
ASSETS
Current Assets
Cash and cash equivalents	$13,675	$6,354
Accounts receivable, less allowances for doubtful accounts and sales returns of $256 and $472	3,280	5,260
Inventories	2,672	2,212
Deferred product costs	752	3,433
Prepaid expenses	393	270

Total current assets	20,772	17,529

Equipment and leasehold improvements, net	1,583	1,316
Capitalized system development costs, net	—	1,191
Deferred product costs, net of current portion	1,798	1,687

Total assets	$24,153	$21,723

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Current portion of long-term obligations	$161	$94
Accounts payable	3,419	1,688
Accrued expenses	3,548	2,674
Deferred revenue	3,105	6,728

Total current liabilities	10,233	11,184

Long-term obligations, net of current portion	220	88
Deferred rent	98	—
Deferred revenue, net of current portion	6,524	5,261

Total liabilities	17,075	16,533

Shareholders’ Equity
Preferred stock, no par, 10,000 shares authorized:
Series B, 4% convertible, 2,250 shares designated; shares issued and outstanding: 1,851 at September 30, 2007 and 1,779 at September 30, 2006	4,921	4,579
Series C, convertible, 1,400 shares designated; 1,269 shares issued and outstanding at September 30, 2007 and September 30, 2006	4,845	4,845
Series D, convertible, 1,600 shares designated; 1,567 shares issued and outstanding at September 30, 2007 and 0 at September 30, 2006	5,937	—
Common stock, par value $0.01 per share; 25,000 shares authorized; shares issued and outstanding: 8,516 at September 30, 2007 and 7,963 at September 30, 2006	85	80
Additional paid-in capital	25,760	23,246
Unearned stock based compensation	—	(900)
Accumulated deficit	(34,470)	(26,660)

Total shareholders’ equity	7,078	5,190

Total liabilities and shareholders’ equity	$24,153	$21,723

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

XATA CORPORATION
STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	For the Years Ended Septmeber 30,
	2007	2006	2005
Net sales	$30,676	$30,629	$19,303

Costs and expenses
Cost of goods sold	16,932	17,814	12,024
Selling, general and administrative	16,702	10,746	9,736
Research and development	4,351	4,038	3,622

Total costs and expenses	37,985	32,598	25,382

Operating loss	(7,309)	(1,969)	(6,079)
Net interest income	501	226	99

Loss before income taxes	(6,808)	(1,743)	(5,980)
Income tax expense	—	—	—

Net loss	(6,808)	(1,743)	(5,980)

Preferred stock dividends	(185)	(178)	(169)
Preferred stock deemed dividends	(817)	(144)	(587)

Net loss to common shareholders	$(7,810)	$(2,065)	$(6,736)

Net loss per common share — basic and diluted	$(0.99)	($0.28)	($0.93)

Weighted average common and common share equivalents
Basic and Diluted	7,922	7,484	7,212

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

XATA CORPORATION
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(in thousands)

			Series B		Series C		Series D		Additional	Unearned
	Common Stock		Preferred Stock		Preferred Stock		Preferred Stock		Paid-In	Stock-Based	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Compensation	Deficit	Total

Balance at September 30, 2004	7,254	$73	1,643	$3,923	—	$—	—	$—	$19,499	$(499)	$(17,860)	5,136

Common stock issued on exercise of options	118	1	—	—	—	—	—	—	404	—	—	405
Issuance of restricted shares of common stock	197	2	—	—	—	—	—	—	1,016	(1,018)		—
Amortization of unearned stock based compensation	—	—	—	—	—	—	—	—	—	435	—	435
Elimination of unearned compensation related to terminated employees	—	—	—	—	—	—	—	—	(75)	75	—	—
Forfeiture of restricted shares of common stock	(20)	—	—	—	—	—	—	—	—	—	—	—
Issuance of common stock warrants	—	—	—	—	—	—	—	—	25	—	—	25
Issuance of preferred stock and warrants	—	—	—	—	1,269	4,426	—	—	589	—	—	5,015
Preferred stock dividends	—	—	67	170	—	—	—	—	—	—	(169)	1
Preferred stock deemed dividends	—	—	—	167	—	419	—	—	—	—	(586)	—
Net loss	—	—	—	—	—	—	—	—	—	—	(5,980)	(5,980)

Balance at September 30, 2005	7,549	76	1,710	4,260	1,269	4,845	—	—	21,458	(1,007)	(24,595)	5,037

Common stock issued on exercise of options	344	3	—	—	—	—	—	—	1,255		—	1,258
Common stock issued on exercise of warrants	9	—	—	—	—	—	—	—	—		—	—
Issuance of restricted shares of common stock	199	2	—	—	—	—	—	—	963	(965)		—
Amortization of unearned stock based compensation	—	—	—	—	—	—	—	—	—	566	—	566
Elimination of unearned compensation related to terminated employees	—	—	—	—	—	—	—	—	(506)	506	—	—
Forfeiture of restricted shares of common stock	(138)	(1)	—	—	—	—	—	—	1	—	—	—
Issuance of common stock warrants	—	—	—	—	—	—	—	—	75	—	—	75
Preferred stock dividends	—	—	69	175	—	—	—	—	—	—	(178)	(3)
Preferred stock deemed dividends	—	—	—	144	—	—	—	—	—	—	(144)	—
Net loss	—	—	—	—	—	—	—	—	—	—	(1,743)	(1,743)

Balance at September 30, 2006	7,963	80	1,779	4,579	1,269	4,845	—	—	23,246	(900)	(26,660)	5,190

Common stock issued on exercise of options	14	—	—	—	—	—	—	—	54	—	—	54
Issuance of restricted shares of common stock	450	4	—	—	—	—	—	—	(4)	—		—
Elimination of unearned compensation	—	—	—	—	—	—	—	—	(900)	900	—	—
Stock based compensation	—	—	—	—	—	—	—	—	2,021	—	—	2,021
Forfeiture of restricted shares of common stock	(23)	—	—	—	—	—	—	—	—	—	—	—
Issuance of common stock	112	1	—	—	—	—	—	—	604	—	—	605
Issuance of preferred stock and warrants	—	—	—	—	—	—	1,567	5,279	739	—	—	6,018
Preferred stock dividends	—	—	72	183	—	—	—	—	—	—	(185)	(2)
Preferred stock deemed dividends	—	—	—	159	—	—	—	658	—	—	(817)	—
Net loss	—	—	—	—	—	—	—	—	—	—	(6,808)	(6,808)

Balance at September 30, 2007	8,516	$85	1,851	$4,921	1,269	$4,845	1,567	$5,937	$25,760	$—	$(34,470)	$7,078

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

XATA CORPORATION
STATEMENTS OF CASH FLOWS
(in thousands)

	For the Years Ended September30,
	2007	2006	2005
Cash provided by operating activities
Net loss	$(6,808)	$(1,743)	$(5,980)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	664	451	266
Impairment loss on capitalized development costs	1,930	—	—
Issuance of warrants for services rendered	33	75	25
Stock based compensation	2,021	566	435
Changes in assets and liabilities:
Accounts receivable, net	1,980	2,552	(2,311)
Inventories	(1,039)	(955)	(190)
Deferred product costs	2,570	553	(4,858)
Prepaid expenses	(123)	(66)	27
Accounts payable	1,731	(699)	653
Accrued expenses	970	500	578
Deferred revenue	(2,360)	880	6,950

Net cash provided by operating activities	1,569	2,114	(4,405)
Cash used in investing activities
Purchase of equipment and leasehold improvements	(624)	(755)	(610)
Additions to system development costs	(160)	(906)	(285)
Sales of short-term investments	—	—	3,990

Net cash used in investing activities	(784)	(1,661)	3,095
Cash provided by financing activities
Borrowings on bank line of credit	—	200	1,800
Payments on bank line of credit	—	(2,000)	(518)
Borrowings on long-term obligations	—	49	—
Payments on long-term obligations	(108)	(79)	(252)
Proceeds from issuance of common stock	605	—	—
Proceeds from issuance of preferred stock and warrants	5,985		5,015
Proceeds from options and warrants exercised	54	1,258	405

Net cash provided by (used in) financing activities	6,536	(572)	6,450

Increase (decrease) in cash and cash equivalents	7,321	(119)	5,140

Cash and cash equivalents
Beginning	6,354	6,473	1,333

Ending	$13,675	$6,354	$6,473

Supplemental disclosures of cash flow information
Cash payments for interest	$24	$86	$77
Supplemental schedule of noncash investing and financing activities
Issuance of restricted stock	$—	$965	$1,018
Preferred stock deemed dividends	817	144	587
Unearned compensation for terminated employees	—	506	75
Preferred stock dividends payable	63	61	58
Preferred stock dividends paid	185	175	170
Equipment purchased under capital lease	306	212	—
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

Note 1. Description of Business
XATA Corporation (the “Company”) develops, markets and services fully integrated, onboard fleet management systems for the private fleet segment of the transportation industry. The Company sells its products in the United States and Canada. The Company’s systems utilize proprietary software and related hardware components and accessories to capture, analyze, and communicate operating information that assists fleet management in improving productivity and efficiency.
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
Software revenue is recognized under SOP 97-2 and SAB 104 when (i) persuasive evidence of an arrangement exists (for example a signed agreement or purchase order), (ii) delivery has occurred, as evidenced by shipping documents or customer acceptance, (iii) the fee is fixed or determinable and payable within twelve months, and (iv) collectibility is probable and supported by credit checks or past payment history. Pursuant to certain contractual arrangements, revenues are recognized for completed systems held at the Company’s warehouse pending the receipt of delivery instructions from the customer. As of September 30, 2007 and 2006, the Company had $0 and $20,000, respectively, of systems on hand that had been billed to those customers awaiting specific delivery instructions.
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
Prior to January 1, 2006, certain software sales included application service contracts. The terms of those contracts did not meet the requirements described in Emerging Issues Task Force (EITF) 00-03, Application of AICPA Statement of Position 97-2 to Arrangements That Include the Right to Use Software Stored on Another Entity’s Hardware, to account for it under SOP 97-2 and SAB 104 and resulted in the recognition of all revenue ratably over the term of the agreement. During the fiscal year ending September 30, 2006, we changed the terms of all new contracts, such that all the requirements of EITF 00-03 related to software delivery are met and the contracts are accounted for under SOP 97-2. For these new contracts, revenue is recognized based on the multiple element arrangement accounting described above.
Segment Reporting
The Company operates as a single reportable segment. The Company will evaluate additional segment disclosure requirements as it expands its operations or experiences changes in its business.
The Company had no significant revenues from customers outside of the United States in fiscal 2007,

2006 and 2005, and had no significant long-lived assets deployed outside the United States at September 30, 2007 and 2006.
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
The majority of our accounts receivable are due from companies with fleet trucking operations in a variety of industries. In general, the Company does not require collateral or other security to support accounts receivable. Accounts receivable are typically due from customers within 30 days and are stated at amounts due from customers net of an allowance for doubtful accounts and sales returns. Accounts outstanding longer than the contractual payment terms are considered past due. To reduce credit risk, management performs ongoing evaluations of its customers’ financial condition. The Company determines its allowance for doubtful accounts receivable based upon a number of factors, including the length of time trade receivables are past due, the Company’s previous loss history, the customer’s current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole. Unexpected or significant future changes in trends could result in a material impact to future statements of operations or cash flows. The Company determines its allowance for sales returns by considering several factors, including history of prior sales credits issued. The Company regularly assesses the allowance for sales returns and appropriate adjustments are made as needed. The provision for doubtful accounts is recorded as a charge to operating expenses while the provision for sales returns is recognized as a reduction of revenues.
Value of Financial Instruments
The amounts of cash and cash equivalents, short-term investments, accounts receivable, and accounts payable approximate fair value because of their short-term maturities.
At September 30, 2007 and 2006, the Company had $0 outstanding under its revolving credit facility with Silicon Valley Bank. The carrying amount of these borrowings approximates fair value as the rate of interest on the revolving credit facility approximates the current market rate of interest for similar instruments with a comparable maturity.
Inventories
Inventories consist of parts and accessories and finished goods, and are stated at the lower of cost or market. Cost is determined on the standard cost method, which approximates the first-in, first-out method.

Inventories consist of (in thousands):

	September 30,	September 30,
	2007	2006
Parts and accessories	$1,021	$786
Finished goods	1,651	1,426

Total inventories	$2,672	$2,212

Equipment and Leasehold Improvements
Purchased equipment and leased equipment under capital leases is stated at cost and depreciated using the straight-line method over estimated useful lives of approximately two to seven years. Leasehold improvements are amortized over the shorter of the lease term or their estimated useful lives (three to fifteen years). Depreciation for income tax reporting purposes is computed using accelerated methods.
Equipment and leasehold improvements consist of (in thousands):

	September 30,	September 30,
	2007	2006
Office furniture and equipment	$3,353	$2,543
Engineering and manufacturing equipment	574	564
Leasehold improvements	78	34

	4,005	3,141
Less: accumulated depreciation	(2,422)	(1,825)

Equipment and leasehold improvements, net	$1,583	$1,316

Capitalized System Development Costs
System development costs incurred after establishing technological feasibility are capitalized as capitalized system development costs in accordance with Statement of Financial Accounting Standards No. 86, (SFAS No. 86), Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed. Costs that are capitalized are amortized to cost of goods sold beginning when the product is first released for sale to the general public. Amortization is at the greater of the amount computed using the ratio of current gross revenues for the product to the total of current and anticipated future gross revenues or the straight-line method over the estimated economic life of the product (two to five years).
During fiscal 2007, the Company recognized costs of $1.9 million relating to impairment of capitalized system development costs and associated product inventory relating to products that will not be marketed. These costs were recognized as a component of selling, general and administrative expense.
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
At September 30, 2007 and 2006, the Company had accruals for product warranties of approximately $911,000 and $877,000, respectively.
Shipping and Handling Costs
Shipping and handling costs, which are classified as a component of cost of goods sold, were approximately $290,000, $320,000 and $304,000 in fiscal 2007, 2006 and 2005, respectively. Customer billings related to shipping and handling fees are reported as net sales.
Advertising Costs
All advertising costs are expensed as incurred. Advertising costs, which are included in selling, general and administrative expenses, were approximately $340,000, $191,000 and $208,000 in fiscal 2007, 2006 and 2005, respectively. Advertising costs consist primarily of ad campaigns, catalog brochures, promotional items and trade show expenses.
Research and Development Costs
Research and development expenses are charged to expense as incurred. Such expenses include product development costs which have not met the capitalization criteria of SFAS No. 86. During fiscal 2007 and 2006 approximately $160,000 and $906,000, respectively, of research and development costs were capitalized in accordance with FAS 86.
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
Stock-Based Compensation
Prior to fiscal 2007, the Company accounted for share-based employee compensation plans under the measurement and recognition provisions of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by Financial Accounting Standards Board SFAS No. 123, Accounting for Stock-Based Compensation. Under the intrinsic value method permitted by SFAS No.123, no share-based compensation expense related to stock option awards granted to employees had been recognized in the Company’s Statement of Operations, since all stock option awards granted under the plans had an exercise price equal to the market value of the common stock on the date of the grant. The Company recognized compensation expense related to non-vested restricted stock grants issued during fiscal 2006 and 2005 of $566,000 and $435,000, respectively.
If compensation expense for stock based compensation related to stock options had been determined based on the fair value of options at the grant date consistent with the methods provided in SFAS 123, “Accounting for Stock-based Compensation,” the Company’s net loss and loss to common shareholders per share would have been as follows, (in thousands except per share amounts):

	For the Years Ended September 30,
	2006	2005
Net loss to common shareholders, as reported	$(2,065)	$(6,736)
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	(62)	(155)

Pro forma net loss to common shareholders	$(2,127)	$(6,891)

Basic and diluted net loss to common shareholders per common share
As reported	$0.28	$0.93
Pro forma	0.28	0.96
Effective October 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R) (“SFAS 123(R)”), “Share-Based Payment,” which requires the measurement and recognition of compensation expense for all share-based payment awards to employees and directors based on estimated fair values. SFAS 123(R) supersedes the Company’s previous accounting methodology using the intrinsic value method under APB Opinion No. 25.
The Company adopted SFAS 123(R) using the modified prospective transition method. Under this transition method, compensation expense is recognized for periods subsequent to adoption date for all share-based awards granted prior to, but not yet vested, as of September 30, 2006, based on the grant date fair value estimated in accordance with the original provision of SFAS 123 and compensation expense for all share-based awards granted subsequent to September 30, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). In accordance with the modified prospective transition method, the Company’s financial statements for periods prior to adoption have not been restated to reflect the impact of SFAS 123(R).
The Company estimates the fair value of options granted using the Black-Scholes option valuation model and the assumptions shown in Note 8 to the financial statements. The Company estimates the volatility of the common stock at the date of grant based on a historical volatility rate, consistent with SFAS 123(R) and Securities and Exchange Commission Staff Accounting Bulletin No. 107 (SAB 107). The decision to use historical volatility was based upon the lack of traded common stock options. The expected term is estimated consistent with the simplified method identified in SAB 107 for share-based awards granted during fiscal 2007. The simplified method calculates the expected term as the average of the vesting and contractual terms of the award. The risk-free interest rate assumption is based on observed interest rates appropriate for the term of the options. The Company uses historical data to estimate pre-vesting option forfeitures and records share-based compensation expense only for those awards that are expected to vest. The fair value of options are amortized over the vesting period of the awards utilizing a straight-line method.
Basis of Presentation
Certain amounts from prior years’ consolidated financial statements have been reclassified to conform to the current year presentation. These reclassifications had no effect on net loss to common shareholders or shareholders’ equity.
Major Customers
The Company had the following significant customers:

	Percentage of Net Sales			Percentage of Ending Receivables
	For the Year Ended September 30,			For the Year Ended September 30,
	2007	2006	2005	2007	2006	2005
Customer A	19.6%	18.4%	*	*	*	*
Customer B	*	18.2%	*	*	*	*

*	Customer total was less than 10 percent of net sales or ending receivables.
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
Recently Issued Accounting Standards
Accounting Changes and Error Corrections (Statement 154)
In May 2005, the FASB issued Statement 154, Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3, as part of its short-term convergence project with the International Accounting Standards Board. Statement 154 requires that all voluntary changes in accounting principles and changes required by a new accounting pronouncement that do not include specific transition provisions be applied retrospectively to prior periods’ financial statements, unless it is impractical to do so. Opinion 20, Accounting Changes, required that most voluntary changes in accounting principle be recognized by including the cumulative effect of changing to the new accounting principle as a component of net income in the period of the change. Statement 154 does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase as of the effective date of the Statement. The Company adopted Statement 154 effective prospectively as October 1, 2006. The adoption of this Statement did not have any effect on the Company’s financial statements.
Accounting for Uncertainty in Income Taxes (FIN 48)
In July, 2006 the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”).  FIN 48, an interpretation of FASB Statement No. 109 “Accounting for Income Taxes,” prescribes a recognition threshold and measurement process for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance on the derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions.  The accounting provisions of FIN 48 will be effective for the Company beginning October 1, 2007.  The Company is assessing the impact of the new guidance on all open tax positions and it is not expected to have a material impact on the financial statements.
Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statement (SAB 108)
In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 provides guidance on how prior year misstatements should be considered when quantifying misstatements in the current year financial statements. The SAB requires registrants to quantify misstatements using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 does not change the guidance in SAB 99, “Materiality”, when evaluating the materiality of misstatements. Upon initial application, SAB 108 permits a one-time cumulative effect adjustment to beginning retained earnings. SAB 108 was effective for Company for the fiscal year ending September 30, 2007. The adoption of this Statement did not have any effect on the Company’s financial statements.
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
The Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159)
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, which permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact, if any, the adoption of SFAS No. 159 will have on its financial statements.
Note 3. Bank Line of Credit
As of September 30, 2007, the Company had a $5,000,000 credit line agreement with a financial institution. Advances under the line of credit accrue interest at the prime rate, which was 7.75 percent as of September 30, 2007. The line is collateralized by substantially all the assets of the Company. The Company is required to meet a quick ratio level of no less than 1:1 under this agreement. All amounts owed under this line of credit must be repaid not later than December 15, 2007. There were no borrowings under this credit line as of September 30, 2007.
Note 4. Long-Term Liabilities
During 2007, the Company financed the purchase of $306,000 of equipment using capital leases. Future minimum lease payments under all capital leases/equipment financing agreements as follows (amounts in thousands):

Years ending September 30,
2008	$193
2009	112
2010	98
2011	22
2012	15

Total payments	440
Amounts representing interest (weighted average interest rate of 10.6%)	(59)

Present value of minimum capitalized lease payments	$381

Asset cost related to the above capital leases/financing agreements was $567,000 and $261,000 and accumulated depreciation was $166,000 and $64,000 at September 30, 2007 and 2006, respectively.

Note 5. Net Loss Per Share
Basic loss per share is computed based on the weighted average number of common shares outstanding by dividing net loss applicable to common shareholders by the weighted average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur if securities or other obligations to issue common stock such as options, warrants or convertible preferred stock, were exercised or converted into common stock that then shared in the earnings/(losses) of the Company. For all periods presented, diluted net loss per share is equal to basic net loss per share because the effect of including such securities or obligations would have been antidilutive.
Options and warrants to purchase 2,771,000, 1,421,000 and 1,577,000 shares of common stock at weighted average per share exercise prices of $4.23, $3.79 and $3.57 were excluded for the 2007, 2006, and 2005 fiscal years, respectively due to the Company incurring a net loss during the 2007, 2006 and 2005 fiscal years. The inclusion of these outstanding options and warrants would have an antidilutive effect. Therefore, basic and diluted net loss per common share amounts are the same for fiscal 2007, 2006 and 2005.
Note 6. Income Taxes
The Company’s deferred tax assets and liabilities are as follows (amounts in thousands):

	September 30,
	2007	2006
Current deferred tax assets:
Inventory and warranty reserve	$619	$415
Accrued expenses, deferred revenue and other	1,541	873
Accounts receivable and sales reserve	95	175

	2,255	1,463

Non-current deferred tax assets:
Product development costs	—	(441)
Depreciation	12	(8)
Research and development credit	1,400	1,191
Net operating loss carryforwards	9,160	8,160

	10,572	8,902

Total deferred tax asset	12,827	10,365
Less: valuation allowance	(12,827)	(10,365)

Net deferred tax asset	$—	$—

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
The Company’s income tax expense (benefit) differed from the statutory federal rate as follows (amounts in thousands):

	September 30,
	2007	2006	2005
Statutory federal rate applied to loss before income taxes	$(2,315)	$(593)	$(2,033)
State income tax benefit	(183)	(52)	(179)
Permanent differences	246	(67)	4
Change in valuation allowance	2,462	769	2,401
Research and development credit	(209)	(25)	(190)
Other	(1)	(32)	(3)

	$—	$—	$—

Current	$—	$—	$—
Deferred	—	—	—

	$—	$—	$—

As of September 30, 2007, the Company had federal net operating loss carryforwards and research and development credit carryforwards of approximately $24.8 million and $1.4 million, respectively, which begin to expire in 2009 through 2027. The carryforwards may be subject to annual use limitations in accordance with the provisions of Section 382 of the Internal Revenue Code. Included in the net operating loss carryforwards is approximately $0.3 million related to stock options, which currently have a full valuation allowance, and when realized for financial statement purposes will not result in a reduction in income tax expense. Rather, the benefit will be recorded as an increase to additional paid-in capital.
Note 7. Commitments
Leases
The Company leases its office, warehouse, and certain office equipment under noncancelable operating leases. The facility leases require that the Company pay a portion of the real estate taxes, maintenance, utilities and insurance.
Approximate future minimum rental commitments, excluding common area costs under these non-cancelable operating leases, are (in thousands):

Years ending September 30,
2008	$453
2009	416
2010	421
2011	414
2012	421
Thereafter	993

Total	$3,118

Rental expense, including common area costs and net of rental income, was approximately $367,000, $267,000 and $254,000 for the fiscal years ended September 30, 2007, 2006 and 2005.
401(k) Plan
The Company has a 401(k) plan covering substantially all employees and is operated on a calendar year basis. The Plan provides for a Company matching contribution equal to 50 percent of an employee’s contribution for employee deferrals of up to 6 percent of their compensation with immediate vesting. Matching contributions for the fiscal years ended September 30, 2007, 2006 and 2005 totaled $147,000,

$107,000 and $60,000, respectively.
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
Series B
In December 2003, the Company’s Board of Directors authorized the sale of up to 1,700,000 shares of Series B Preferred Stock through a private placement. On December 6, 2003, pursuant to a Stock Purchase Agreement entered into with Trident Capital, Inc. and its affiliates (collectively, “Trident”) the Company sold 1,613,000 shares of Series B Preferred Stock for $4,097,000, or $2.54 per share. Each share of the Preferred Stock is convertible into one share of the Company’s common stock. The price per share of the Series B Preferred Stock and the conversion price for the common stock were equal to the “market value” of the common stock (as defined in the rules of the Nasdaq Stock Market) on the date of execution of the definitive agreements. The Series B Preferred Stock pays an annual cumulative dividend of 4 percent of the original issue price (payable semi-annually; payable in additional shares of Series B Preferred Stock or cash, at the option of the holders) and has a non-participating preferred liquidation right equal to the original issue price, plus accrued unpaid dividends. The Series B Preferred Stock provides that the Company cannot pay dividends to the holders of any other capital stock unless and until the Company has paid dividends accrued on the Series B Preferred Stock.
In fiscal 2007, 2006 and 2005, the Company issued 72,000, 69,000 and 67,000 shares, respectively, of Series B Preferred Stock to Trident for payment of accrued dividends. Based on the market value of the Company’s common stock on the date of the dividend payment, the payment of the dividend in additional shares of Series B Preferred Stock resulted in a non-cash deemed dividend of $159,000, $144,000 and $168,000 in fiscal 2007, 2006 and 2005, respectively.
The Series B Preferred Stock is redeemable at the option of Trident at 100 percent of the original purchase price plus accrued and unpaid dividends at any time after five years from the date of issuance, or at any time if there is a significant adverse judgment against the Company, the Company defaults on its debts or files for bankruptcy, or in the event of a change of control. However, the Company may decline to redeem any or all of the Preferred Stock at its sole option and discretion, and in such case the annual cumulative dividend on the Series B Preferred Stock will increase from 4 percent to 10 percent.  The Company may redeem the Series B Preferred Stock at its option after five years from the date of issuance if the market price of its common stock is greater than three times the conversion price on each of the sixty consecutive days prior to the redemption date.
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
Series C
In August 2005, the Company’s Board of Directors authorized the sale of up to 1,400,000 shares of Series C Preferred Stock through a private placement. Pursuant to a Stock Purchase Agreement entered into in September 2005 with Trident, the Company sold 1,269,000 shares of Series C Preferred Stock for $5,000,000, or $3.94 per share. Each share of the Series C Preferred Stock is convertible into one share of the Company’s common stock. The price per share of Series C Preferred Stock and the conversion price for the common stock are equal to the “market value” of the common stock (as defined in the rules of the Nasdaq Stock Market) on the date of execution of the definitive agreements. The Series C Preferred Stock does not pay a dividend, unless the Company declines to redeem the stock upon demand of the holders after an Acceleration Event (as defined in the Certificate of Designation of the Series C Preferred Stock). In that case, the Series C Preferred Stock pays an annual cumulative dividend of 4 percent of the original issue price (payable in cash). The Series C Preferred Stock has a non-participating liquidation right equal to the original issue price, plus accrued unpaid dividends which are senior to the Common Stock and junior to the Series B Preferred Stock. The Company may redeem the Series C Preferred Stock at its option after five (5) years from the date of issuance at the original issue price, plus accrued unpaid dividends, if the market value of the common stock is at least three (3) times the then effective conversion price for a specified period.
Additionally, the Company issued Trident 5-year warrants to purchase 375,000 shares of its common stock at an exercise price of $3.94 per share. The aggregate fair value of the warrants was $47,000. The warrants permit “cashless exercise.”
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
Series D
In May 2007, the Company’s Board of Directors authorized the sale of up to 1,600,000 shares of Series D Preferred Stock through a private placement. Pursuant to a Stock Purchase Agreement entered into in June 2007 with Trident, the Company sold 1,567,000 shares of Series C Preferred Stock for $6,000,000, or $3.83 per share. Each share of the Series D Preferred Stock is convertible into one share of the Company’s common stock. The price per share of Series D Preferred Stock and the conversion price for the common stock are equal to the “market value” of the common stock (as defined in the rules of the

Nasdaq Stock Market) on the date of execution of the definitive agreements. The Series D Preferred Stock does not pay a dividend, unless the Company declines to redeem the stock upon demand of the holders after an Acceleration Event (as defined in the Certificate of Designation of the Series D Preferred Stock). In that case, the Series D Preferred Stock pays an annual cumulative dividend of 4 percent of the original issue price (payable in cash). The Series D Preferred Stock has a non-participating liquidation right equal to the original issue price, plus accrued unpaid dividends which are senior to the Common Stock and junior to the Series B and Series C Preferred Stock. The Company may redeem the Series D Preferred Stock at its option after five (5) years from the date of issuance at the original issue price, plus accrued unpaid dividends, if the market value of the common stock is at least three (3) times the then effective conversion price for a specified period.
Additionally, the Company issued Trident 5-year warrants to purchase 470,000 shares of its common stock at an exercise price of $3.83 per share. The aggregate fair value of the warrants was $59,000. The warrants permit “cashless exercise.”
In connection with this transaction, the Company recognized a one-time, non-cash deemed dividend of $658,000 relating to the beneficial conversion portion of the preferred stock. The beneficial conversion portion was determined by allocating the Trident proceeds on a fair value basis between the preferred stock and the warrants. The amount of the deemed dividend was the difference between the deemed fair value of the Series D Preferred Stock and the purchase price on the date of the transaction. The deemed dividend was recorded as an addition to preferred stock with a corresponding increase to accumulated deficit. The addition was recognized at the date of issuance of the preferred stock, the same date at which the shares were eligible for conversion.
No broker or placement agent was involved in the placement of the Series D Preferred Stock and no commissions or other compensation was paid.
Stock Option Plans
In February 2007 the Company adopted the 2007 Long Term Incentive and Stock Option Plan (the 2007 Plan). The 2007 Plan permits the granting of “incentive stock options” meeting the requirements of Section 422 of the Internal Revenue Code of 1986, as amended, and nonqualified options that do not meet the requirements of Section 422. Stock appreciation rights and restricted stock awards may also be granted under the 2007 Plan. A total of 500,000 shares of the Company’s common stock was originally reserved for issuance pursuant to options granted or shares awarded under the 2007 Plan. Generally, the options that are granted under the 2007 Plan are exercisable for a period of five to ten years from the date of grant and vest over a period of up to three years from the date of grant.
The Company has thee equity compensation plans: its 2001 Interim Incentive and Stock Option Plan, its 2002 Long-Term Incentive and Stock Option Plan and its 2007 Long-Term Incentive and Stock Option Plan, all of which have been approved by the shareholders of the Company. The 2001 Interim and 2002 Plans have terminated and no additional awards can be made under those Plans.
The following tables summarize information relating to stock option activity as of September 30, 2007, 2006 and 2005 (in thousands, except per share amount):

		Weighted
		Average
	Shares	Exercise Price
Options outstanding at September 30, 2004	690	$3.76
Granted	25	5.23
Exercised	(118)	3.43
Cancelled	(39)	4.48

Options outstanding at September 30, 2005	558	3.84
Granted	199	5.09
Exercised	(356)	3.71
Cancelled	(13)	3.76

Options outstanding at September 30, 2006	388	4.60
Granted	894	5.15
Exercised	(15)	3.73
Cancelled	(35)	4.83

Options outstanding at September 30, 2007	1,232	5.01

	Options Outstanding			Options Exercisable
		Weighted			Weighted
		Average			Average
		Remaining	Weighted		Remaining	Weighted
Range of	Number	Contractual	Average	Number	Contractual	Average
exercise	of	Life	Exercise	of	Life	Exercise
price	Shares	(Years)	Price	Shares	(Years)	Price
$2.85 - $2.95	13	0.46	$2.95	13	0.46	$2.95
$3.03 - $3.99	107	1.03	3.77	92	0.41	3.79
$4.18 - $4.98	116	4.33	4.68	41	4.11	4.53
$5.03 - $5.40	996	4.99	5.21	104	5.14	4.63

	1,232	4.54	$5.01	250	2.78	$4.43

The intrinsic value of options exercised during fiscal years 2007, 2006 and 2005 was $12,000, $391,000, and $189,000, respectively. The intrinsic value of outstanding options and options exercisable was $0 and $0, respectively, as of September 30, 2007.
The fair value of each option is estimated at the grant date using the Black-Scholes option-pricing model. The weighted average fair value and the assumptions used to determine the fair values are as follows (in thousands, except per share amounts):

	For the Years Ended September 30,
	2007	2006	2005
Number of shares granted	894	199	25
Fair value	$1.79	$1.78	$1.87
Risk-free interest rate	4.65%	4.56%	3.77%
Expected volatility	35.39%	28.00%	33.00%
Expected life (in years)	4.04	5.5	5.00
Dividend yield	—	—	—

As of September 30, 2007, there was approximately $1,345,000 of total unrecognized compensation costs related to stock option awards. The Company expects to recognize this cost over a weighted average remaining vesting period of 2.2 years.
Restricted Stock Awards
The Company grants restricted shares of common stock as part of its long-term incentive compensation to employees. Fair market value of restricted stock awards are determined based on the closing market price on the date of grant. Restricted shares awards vest over one to three years and stock awards may be sold once vested. The Company also granted 10,000, 10,000 and 12,500 shares of common stock to certain directors in fiscal 2007, 2006 and 2005, respectively. Restricted stock awards granted to directors vest immediately.
The following table summarizes information relating to restricted stock activity as of September 30, 2007, 2006 and 2005 (in thousands, except per share amount):

		Weighted
	Number of	Average Grant
	Shares	Date Fair Value
Restricted stock outstanding at September 30, 2004	140	$4.32
Granted	197	5.17
Vested	(58)	4.53
Cancelled	(20)	3.99

Restricted stock outstanding at September 30, 2005	259	4.94
Granted	199	4.85
Vested	(107)	4.84
Cancelled	(139)	4.87

Restricted stock outstanding at September 30, 2006	212	4.95
Granted	450	5.34
Vested	(278)	5.23
Cancelled	(23)	4.98

Restricted stock outstanding at September 30, 2007	361	$5.22

The Company recognizes compensation expense ratably over the vesting period of the restricted stock. Stock based compensation expense relating to restricted stock awards was $1,492,000, $566,000 and $435,000 for fiscal 2007, 2006 and 2005, respectively.
As of September 30, 2007, there was approximately $1,542,000 of total unrecognized compensation costs related to restricted stock awards. The Company expects to recognize this cost over a weighted average remaining vesting period of 2.4 years.
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
As the result of the adoption of SFAS 123(R), the Company eliminated the unearned stock based compensation component of stockholders’ equity. The elimination resulted in a reclassification of $900,000 to additional paid in capital. Net loss and total shareholders’ equity were not impacted.

Common stock warrants
The Company has issued warrants for the purchase of common stock to directors, consultants and placement agents. Compensation expense associated with the warrants has not been material and has been recorded as expense at its fair value.
The Company issued 375,000 and 470,000 warrants relating to the issuance of Series C and Series D Preferred Stock, respectively.
The following tables summarize information relating to stock warrants (amounts in thousands, with the exception of per warrant amounts):

			Weighted
		Weighted	Average
	Number of	Average	Remaining
	Warrants	Exercise Price	Life (years)
Warrants outstanding at September 30, 2004	639	$3.10	4.13
Granted	385
Exercised	—
Cancelled	(5)

Warrants outstanding at September 30, 2005	1,019	3.43	3.83
Granted	40
Exercised	(6)
Cancelled	(20)

Warrants outstanding at September 30, 2006	1,033	3.49	2.99
Granted	505
Exercised	—
Cancelled	—

Warrants outstanding at September 30, 2007	1,538	$3.61	2.89

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
Note 10. Legal Proceedings
The Company was named as one of many defendants in a patent infringement lawsuit filed during 2007. In November 2007, the Company reached a settlement agreement with the plaintiff that will dismiss the Company from the lawsuit and provide the Company a fully paid-up irrevocable and perpetual license to the patents at issue, in exchange for cash compensation. The Company recognized $1.4 million in legal and settlement expenses during fiscal 2007 related to this matter.
Note 11. Selected Quarterly Financial Data – Unaudited
The following is a condensed summary of actual quarterly operating results for fiscal 2007 and 2006 (amounts in thousands, except for share amounts):

	Fiscal year 2007
	December 31,	March 31,	June 30,	September 30,
	2006	2007	2007	2007
Net sales	$7,774	$8,162	$7,984	$6,756
Costs and expenses
Cost of goods sold	4,181	4,670	4,282	3,799
Selling, general and administrative	3,057	3,438	3,620	6,587
Research and development	1,174	1,024	1,061	1,093

Operating loss	(637)	(970)	(979)	(4,723)

Net loss	(554)	(875)	(875)	(4,502)
Net loss to common shareholders	$(695)	$(921)	$(1,643)	$(4,549)

Net loss per common share
Basic and diluted	$(0.09)	$(0.12)	$(0.21)	$(0.57)
Weighted average common and common share equivalents
Basic	7,845	7,921	7,959	7,964
Diluted

	Fiscal year 2006
	December 31,	March 31,	June 30,	September 30,
	2005	2006	2006	2006
Net sales	$6,423	$8,418	$7,447	$8,342
Costs and expenses
Cost of goods sold	3,772	4,530	4,437	5,075
Selling, general and administrative	2,500	2,815	2,580	2,851
Research and development	908	1,036	1,084	1,011

Operating income/(loss)	(757)	37	(654)	(595)

Net income/(loss)	(749)	63	(559)	(498)
Net income/(loss) to common shareholders	$(844)	$19	$(696)	$(543)

Net income/(loss) per common share
Basic and diluted	$(0.12)	$—	$(0.09)	$(0.07)
Weighted average common and common share equivalents
Basic	7,301	7,406	7,539	7,690
Diluted	7,301	11,071	7,539	7,690
Certain amounts from prior year’s financial statement shave been reclassified to conform to the current year presentations. These reclassifications had no effect on net income/ (loss) to common shareholders or shareholders’ equity.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure
Not applicable.
Item 9A. Controls and Procedures
Evaluation of disclosure controls and procedures. The Company’s Chief Executive Officer and Chief Financial Officer (collectively, the “Certifying Officers”) are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) for the Company. Based on an evaluation of such disclosure controls and procedures as of the end of the period covered by this report, such officers have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.
Changes in internal controls over financial reporting. The Certifying Officers also have indicated that there have been no changes in the Company’s internal controls over financial reporting during its fourth fiscal quarter ended September 30, 2007, that have materially affected or are reasonably likely to materially affect such controls.
Item 9B. Other Information
Not applicable.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
The required information regarding our executive officers is contained in Part I of this Report.
The required information regarding our directors and regarding compliance with Section 16(a) of the Exchange Act is incorporated by reference from our definitive proxy statement for the Annual Meeting of Stockholders to be held on February 7, 2008.
We have adopted a Code of Ethics (Code) applicable to our principal executive, financial and accounting officers. The Code is filed as Exhibit 14 to our report on Form 10-KSB for fiscal 2004 and will be provided without charge, upon request, to any person.
Item 11. Executive Compensation
Information called for by this Item is incorporated by reference from our definitive proxy statement for the Annual Meeting of Stockholders to be held on February 7, 2008.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information called for by this Item is incorporated by reference from our definitive proxy statement for the Annual Meeting of Stockholders to be held on February 7, 2008.
Item 13. Certain Relationships and Related Transactions, Director Independence
Information called for by this Item is incorporated by reference from our definitive proxy statement for the Annual Meeting of Stockholders to be held on February 7, 2008.
Item 14. Principal Accountant Fees and Services
Information called for by this Item is incorporated by reference from our definitive proxy statement for the Annual Meeting of Stockholders to be held on February 7, 2008.

PART IV
Item 15. Exhibits and Financial Statement Schedules

Exhibit
No.	Description of Exhibits

3.1	Restated Articles of Incorporation of XATA Corporation (22)

3.2	Bylaws of XATA Corporation *

3.3	Certificate of Designation of Preferences of Series B Preferred Stock (1)

3.4	Certificate of Amendment of Certificate of Designation of Preferences of Series B Preferred Stock *

3.5	Certificate of Designation of Preferences of Series C Preferred Stock (2)

3.6	Certificate of Designation of Preferences of Series D Preferred Stock (3)

4.1	Common Stock Warrant and Series B Preferred Stock Purchase Agreement, dated December 6, 2003 (1)

4.2	Common Stock Warrant and Series C Preferred Stock Purchase Agreement, dated September 7, 2005 (2)

4.3	Common Stock Warrant and Series D Preferred Stock Purchase Agreement, dated June 18, 2007 (3)

4.4	Form of warrant issued to Trident entities in connection with Common Stock Warrant and Series B Preferred Stock Purchase Agreement (1)

4.5	Form of warrant issued to Cherry Tree Securities, LLC for its service as placement agent in connection with Common Stock Warrant and Series B Preferred Stock Purchase Agreement (1)

4.6	Form of warrant issued to Trident entities in connection with Common Stock Warrant and Series C Preferred Stock Purchase Agreement (2)

4.7	Form of warrant issued to Trident entities in connection with Common Stock Warrant and Series D Preferred Stock Purchase Agreement (3)

4.8	Investor Rights Agreement, dated June 19, 2007 (3)

9.0	Amended and Restated Voting Agreement, dated September 7, 2005 (2)

Exhibit
No.	Description of Exhibits

10.1	Lease dated December 26, 1996 with Hoyt Properties, Inc. (4)

10.2	First Lease Amendment, dated May 5, 2003, which amends Lease dated December 26, 1996 with Hoyt Properties, Inc. (5)

10.3	Lease Agreement, dated July 9, 2007, with 965 Partnership LLP (21)

10.4	Trident Investor Indemnification Agreement (1)

10.5	Trident Director Indemnification Agreement (1)

10.6	Stock Purchase Agreement with JDSTG, dated August 30, 2000 (6)

10.7	Registration Rights Agreement with JDSTG dated August 30, 2000 (6)

10.8	Amendment No. 1, dated October 31, 2000, to Stock Purchase Agreement with JDSTG (7)

10.9	Side Agreement with JDSTG dated December 28, 2000 (8)

10.10	Loan and Security Agreement with Silicon Valley Bank, dated as of December 17, 2004 (9)

10.11	First Amendment to Loan and Security Agreement with Silicon Valley Bank, dated as of December 16, 2005 (10)

10.12	Employment Agreement dated October 1, 2000 with Thomas N. Flies (11)

10.13	Form of Warrant issued to directors as equity compensation (12)

10.14	2002 Long-Term Incentive and Stock Option Plan *

10.15	Form of Restricted Stock Award Agreement pursuant to 2002 Long-Term Incentive and Stock Option Plan (13)

10.16	Form of Directors’ Restricted Stock Award Agreement pursuant to 2002 Long-Term Incentive and Stock Option Plan (14)

10.17	2007 Long-term Incentive and Stock Option Plan (15)

10.18	Form of Stock Option Agreement for Directors pursuant to 2007 Long-term Incentive and Stock Option Plan *

10.19	Form of Stock Option Agreement for Employees pursuant to 2007 Long-term Incentive and Stock Option Plan *

10.20	Change of Control Agreement with Mark Ties (16)

10.21	Change of Control Agreement with Thomas Schlick (17)

10.22	Executive Employment Agreement with John J. Coughlan (18)

10.23	Incentive Stock Option Agreement with John J. Coughlan (18)

10.24	Restricted Stock Award Agreement with John J. Coughlan (18)

10.25	Matching Restricted Stock Award Agreement with John J. Coughlan (18)

10.26	Change of Control Agreement with David Gagne (19)

10.27	Non-Qualified Stock Option Agreement with David Gagne (19)

Exhibit
No.	Description of Exhibits

10.28	Matching Restricted Stock Award Agreement with David Gagne (19)

10.29	Separation and Release Agreement with Peter A. Thayer (19)

10.30	Business Agreement with Winland Electronics dated June 28, 2005 (20)

10.31	Reseller Agreement with Orbcomm, Inc. dated July 31, 2006 (20)

10.32	Second Amendment to Custom Service Agreement with Sprint Solutions, Inc. effective January 1, 2007 (20)

14	Amended Code Of Ethics For Principal Executive Officer And Senior Financial Officers (9)

23	Consent of Grant Thornton LLP, independent registered public accounting firm*

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

*	Filed herewith

(1)	Incorporated by reference to exhibit filed as part of Report on Form 8-K on December 9, 2003

(2)	Incorporated by reference to exhibit filed as part of Report on Form 8-K on September 22, 2005

(3)	Incorporated by reference to exhibit filed as part of Report on Form 8-K on June 22, 2007

(4)	Incorporated by reference to exhibit filed as a part of Report on Form 10-QSB for the fiscal quarter ended March 31, 1997

(5)	Incorporated by reference to exhibit filed as part of Report on Form 10-QSB for the fiscal quarter ended March 31, 2003

(6)	Incorporated by reference to exhibit filed as a part of Report on Form 8-K on September 7, 2000

(7)	Incorporated by reference to exhibit filed as a part of Report on Form 8-K on November 2, 2000

(8)	Incorporated by reference to exhibit filed as a part of Report on Form 10-KSB for the fiscal year ended September 30, 2000

(9)	Incorporated by reference to exhibit filed as part of Report on Form 10-KSB for the fiscal year ended September 30, 2004

(10)	Incorporated by reference to exhibit filed as part of Report on Form 10-KSB/A for the fiscal year ended September 30, 2005

(11)	Incorporated by reference to exhibit filed as part of Report on Form 10-QSB for the fiscal quarter ended December 31, 2000

(12)	Incorporated by reference to exhibit filed as part of Report on Form 10-KSB for the fiscal year ended September 30, 2002

(13)	Incorporated by reference to exhibit filed as part of Report on Form 10-KSB for the fiscal year ended September 30, 2004

(14)	Incorporated by reference to exhibit filed as part of Report on Form 8-K on March 1, 2006

(15)	Incorporated by reference to exhibit filed as part of Registration Statement on Form S-8 on February 15, 2007

(16)	Incorporated by reference to exhibit filed as part of Report on Form 8-K on April 12, 2005

(17)	Incorporated by reference to exhibit filed as part of Report on Form 8-K on April 11, 2006

(18)	Incorporated by reference to exhibit filed as part of Report on Form 8-K on October 4, 2006

(19)	Incorporated by reference to exhibit filed as part of Report on Form 8-K on January 8, 2007

(20)	Incorporated by reference to exhibit filed as part of Report on Form 10-KSB for the fiscal year ended September 30, 2006

(21)	Incorporated by reference to exhibit filed as part of Report on Form 8-K on July 9, 2007

(22)	Incorporated by reference to exhibit filed as part of Registration Statement on Form S-2 (Commission File No. 33-98932)

SIGNATURES
In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

XATA CORPORATION
Dated: December 13, 2007	By:	/s/ John J. Coughlan
John J. Coughlan, Chairman, Chief
Executive Officer and President (Principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Dated: December 13, 2007	By:	/s/ John J. Coughlan
John J. Coughlan, Chairman, Chief
Executive Officer and President

Dated: December 13, 2007	By:	/s/ Carl M. Fredericks
Carl M. Fredericks, Director

Dated: December 13, 2007	By:	/s/ Thomas G. Hudson
Thomas G. Hudson, Director

Dated: December 13, 2007	By:	/s/ Roger W. Kleppe
Roger W. Kleppe, Director

Dated: December 13, 2007	By:	/s/ Stephen A. Lawrence
Stephen A. Lawrence, Director

Dated: December 13, 2007	By:	/s/ Mark E. Ties
Mark E. Ties, Chief Financial Officer
(Principal accounting and financial officer)

Dated: December 13, 2007	By:	/s/ Christopher P. Marshall
Christopher P. Marshall, Director

Dated: December 13, 2007	By:	/s/ Charles R. Stamp, Jr.
Charles R. Stamp, Jr., Director