Form 10-Q
period 2007-12-31
XATA CORP /MN/
filed 2008-02-11
CIK 854398

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended December 31, 2007 or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                      to
Commission File Number: 0-27166
XATA Corporation

(Exact Name of Registrant as Specified in its Charter)

Minnesota (State or Other Jurisdiction of Incorporation or Organization)	41-1641815 (I.R.S. Employer Identification Number)
965 Prairie Center Drive, Eden Prairie, Minnesota 55344

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
Yes ☐   No ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
APPLICABLE ONLY TO CORPORATE ISSUERS
As of January 31, 2008, the following securities of the Registrant were outstanding: 8,514,344 shares of Common Stock, $.01 par value per share, 1,888,147 shares of Series B Preferred Stock, 1,269,036 shares of Series C Preferred Stock and 1,566,580 shares of Series D Preferred Stock.

XATA Corporation
Index

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
XATA CORPORATION
STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	Three months ended
	December 31,
	2007	2006

Net sales	$7,687	$7,774

Costs and expenses
Cost of goods sold	4,058	4,181
Selling, general and administrative	3,716	3,056
Research and development	1,040	1,174

Total costs and expenses	8,814	8,411

Operating loss	(1,127)	(637)
Net interest income	114	83

Loss before income taxes	(1,013)	(554)
Income tax expense	—	—

Net loss	(1,013)	(554)

Preferred stock dividends	(47)	(46)
Preferred stock deemed dividends	(43)	(95)

Net loss to common shareholders	$(1,103)	$(695)

Net loss per common share — basic and diluted	$(0.14)	($0.09)

Weighted average common and common share equivalents
Basic and Diluted	8,163	7,845

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

XATA CORPORATION
BALANCE SHEETS
(in thousands, except per share amounts)

	December 31,	September 30,
	2007	2007
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$9,138	$13,675
Accounts receivable, less allowances for doubtful accounts and sales returns of $289 and $256	5,668	3,280
Inventories	1,636	2,672
Deferred product costs	867	752
Prepaid expenses	881	393

Total current assets	18,190	20,772

Equipment and leasehold improvements, net	3,806	1,583
Deferred product costs, net of current portion	1,766	1,798

Total assets	$23,762	$24,153

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Current portion of long-term obligations and deferred rent	$250	$161
Accounts payable	2,361	3,419
Accrued expenses	3,177	3,548
Deferred revenue	4,003	3,105

Total current liabilities	9,791	10,233

Long-term obligations, net of current portion	186	220
Deferred rent	884	98
Deferred revenue, net of current portion	6,407	6,524

Total liabilities	17,268	17,075

Shareholders’ Equity
Preferred stock, no par, 10,000 shares authorized:
Series B, 4% convertible, 2,250 shares designated; shares issued and outstanding: 1,888 at December 31, 2007 and 1,851 at September 30, 2007	5,058	4,921
Series C, convertible, 1,400 shares designated; 1,269 shares issued and outstanding at December 31, 2007 and September 30, 2007	4,845	4,845
Series D, convertible, 1,600 shares designated; 1,567 shares issued and outstanding at December 31, 2007 and September 30, 2007	5,937	5,937
Common stock, par value $0.01 per share; 25,000 shares authorized; shares issued and outstanding: 8,515 at December 31, 2007 and 8,516 at September 30, 2007	85	85
Additional paid-in capital	26,142	25,760
Accumulated deficit	(35,573)	(34,470)

Total shareholders’ equity	6,494	7,078

Total liabilities and shareholders’ equity	$23,762	$24,153

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

XATA CORPORATION
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(in thousands)
(Unaudited)

			Series B		Series C		Series D		Additional	Unearned
	Common Stock		Preferred Stock		Preferred Stock		Preferred Stock		Paid-In	Stock-Based	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Compensation	Deficit	Total

Balance at September 30, 2006	7,963	80	1,779	4,579	1,269	4,845	—	—	23,246	(900)	(26,660)	5,190

Common stock issued on exercise of options	14	—	—	—	—	—	—	—	54	—	—	54
Issuance of restricted shares of common stock	450	4	—	—	—	—	—	—	(4)	—		—
Elimination of unearned compensation	—	—	—	—	—	—	—	—	(900)	900	—	—
Stock based compensation	—	—	—	—	—	—	—	—	2,021	—	—	2,021
Forfeiture of restricted shares of common stock	(23)	—	—	—	—	—	—	—	—	—	—	—
Purchase of common stock	112	1	—	—	—	—	—	—	604	—	—	605
Issuance of preferred stock and warrants	—	—	—	—	—	—	1,567	5,279	739	—	—	6,018
Preferred stock dividends	—	—	72	183	—	—	—	—	—	—	(185)	(2)
Preferred stock deemed dividends	—	—	—	159	—	—	—	658	—	—	(817)	—
Net loss	—	—	—	—	—	—	—	—	—	—	(6,808)	(6,808)

Balance at September 30, 2007	8,516	$85	1,851	$4,921	1,269	$4,845	1,567	$5,937	$25,760	$—	$(34,470)	$7,078

Issuance of restricted shares of common stock	1	—	—	—	—	—	—	—	—	—		—
Stock based compensation	—	—	—	—	—	—	—	—	382	—	—	382
Forfeiture of restricted shares of common stock	(2)	—	—	—	—	—	—	—	—	—	—	—
Preferred stock dividends	—	—	37	94	—	—	—	—	—	—	(47)	47
Preferred stock deemed dividends	—	—	—	43	—	—	—	—	—	—	(43)	—
Net loss	—	—	—	—	—	—	—	—	—	—	(1,013)	(1,013)

Balance at December 31, 2007	8,515	$85	1,888	$5,058	1,269	$4,845	1,567	$5,937	$26,142	$—	$(35,573)	$6,494

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

XATA CORPORATION
STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three Months Ended December 31,
	2007	2006
Cash provided by operating activities
Net loss	$(1,013)	$(554)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	250	158
Stock based compensation	382	401
Changes in assets and liabilities:
Accounts receivable, net	(2,388)	394
Inventories	1,036	255
Deferred product costs	(83)	670
Prepaid expenses	(488)	(84)
Accounts payable	(1,058)	110
Accrued expenses	(1,376)	(775)
Deferred rent	85	—
Deferred revenue	781	368

Net cash (used in) provided by operating activities	(3,872)	943

Cash used in investing activities
Purchase of equipment and leasehold improvements	(615)	(55)
Additions to system development costs	—	(126)

Net cash (used in) investing activities	(615)	(181)

Cash provided by financing activities
Payments on long-term obligations	(50)	(22)
Proceeds from issuance of common stock	—	500
Proceeds from options and warrants exercised	—	12

Net cash (used in) provided by financing activities	(50)	490

(Decrease) increase in cash and cash equivalents	(4,537)	1,252

Cash and cash equivalents
Beginning	13,675	6,354

Ending	$9,138	$7,606

Supplemental disclosures of cash flow information
Cash payments for interest	$12	$7

Supplemental schedule of noncash investing and financing activities
Preferred stock deemed dividends	43	95
Preferred stock dividends payable	16	15
Preferred stock dividends paid	94	91
Accrued fixed asset purchases	1,858	—
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
In the opinion of management, the financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to fairly present the financial condition, results of operations, and cash flows for the periods presented. Results of operations for the periods presented are not necessarily indicative of results to be expected for any other interim period or for the full year. These financial statements should be read in conjunction with the Company’s financial statements and notes thereto in its Form 10-K for the year ended September 30, 2007 and Annual Report to Shareholders filed with the SEC.
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
Basis of Presentation
Certain amounts from prior year’s financial statements have been reclassified to conform to the current year presentation. These reclassifications had no effect on net loss to common shareholders or shareholders’ equity.
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
Inventories consist of (in thousands):

	December 31,	September 30,
	2007	2007
Parts and accessories	$906	$1,021
Finished goods	730	1,651

Total inventories	$1,636	$2,672

Equipment and Leasehold Improvements
Equipment is stated at cost and depreciated using the straight-line method over estimated useful lives of approximately three to seven years. Leasehold improvements are depreciated over the shorter of the lease term or their estimated useful lives (three to fifteen years).
Equipment and leasehold improvements consist of (in thousands):

	December 31,	September 30,
	2007	2007
Office furniture and equipment	$3,437	$3,353
Engineering and manufacturing equipment	578	574
Leasehold improvements	2,153	78

	6,168	4,005
Less: accumulated depreciation	(2,362)	(2,422)

Equipment and leasehold improvements, net	$3,806	$1,583

Depreciation for income tax reporting purposes are computed using accelerated methods.
Capitalized System Development Costs
System development costs incurred after establishing technological feasibility are capitalized as capitalized system development costs in accordance with Statement of Financial Accounting Standards No. 86, (SFAS No. 86), Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed. Costs that are capitalized are amortized to cost of goods sold beginning when the product is first released for sale to the general public. Amortization is at the greater of the amount computed using the ratio of current gross revenues for the product to the total of current and anticipated future gross revenues or the straight-line method over the estimated economic life of the product (two to five years). There were no capitalized system development costs as of December 31, 2007 or at September 30, 2007 as no projects had reached the point of technological feasibility.
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
At December 31, 2007 and September 30, 2007, the Company had an accrual for product warranties of $963,000 and $911,000, respectively.

Shipping Costs
Shipping costs, which are classified as a component of cost of goods sold, were $80,000 and $70,000 for the three months ended December 31, 2007 and 2006, respectively. Customer billings related to shipping fees are reported as net sales.
Advertising Costs
Advertising costs are expensed as incurred. Advertising costs, which are included in selling, general and administrative expenses, were $158,000 and $105,000 for the three months ended December 31, 2007 and 2006, respectively. Advertising costs consist primarily of ad campaigns, catalog brochures, promotional items and trade show expenses.
Research and Development Costs
Research and development expenses are charged to expense as incurred. Such expenses include product development costs which have not met the capitalization criteria of Statement of Financial Accounting Standards SFAS No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed. During the quarters ended December 31, 2007 and 2006, $0 and $126,000, respectively, of research and development costs were capitalized in accordance with SFAS No. 86.
Income taxes
The Company accounts for income taxes following the provisions of SFAS No. 109, Accounting for Income Taxes. SFAS No. 109 requires that deferred income taxes be recognized for the future tax consequences associated with differences between the tax basis of assets and liabilities and their financial reporting amounts at each year end, based on enacted tax laws and statutory rates applicable to the periods in which the differences are expected to affect taxable earnings. The effect of changes in tax rates is recognized in the period in which the rate change occurs. Valuation allowances are established by the Company when necessary to reduce deferred tax assets to the amount more likely than not to be realized. The Company has provided a full valuation allowance against the net deferred tax assets as of December 31, 2007 and September 30, 2007.
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
Accounting for Uncertainty in Income Taxes (FIN 48)
In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48, an interpretation of FASB Statement No. 109 “Accounting for Income Taxes,” prescribes a recognition threshold and measurement process for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on the derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. The Company adopted the provisions of FIN 48 effective for the fiscal year beginning October 1, 2007. FIN 48 had no material effect on the Company’s financial statements.

Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statement (SAB 108)
In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 provides guidance on how prior year misstatements should be considered when quantifying misstatements in the current year financial statements. The SAB requires registrants to quantify misstatements using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 does not change the guidance in SAB 99, “Materiality”, when evaluating the materiality of misstatements. Upon initial application, SAB 108 permits a one-time cumulative effect adjustment to beginning retained earnings. SAB 108 was effective for the Company for the fiscal year ending September 30, 2007. The adoption of SAB 108 did not have any effect on the Company’s financial statements.
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
Note 2. Stock-Based Compensation
In February 2007 the Company adopted the 2007 Long Term Incentive and Stock Option Plan (the 2007 Plan). The 2007 Plan permits the granting of “incentive stock options” meeting the requirements of Section 422 of the Internal Revenue Code of 1986, as amended, and nonqualified options that do not meet the requirements of Section 422. Stock appreciation rights and restricted stock awards may also be granted under the 2007 Plan. A total of 500,000 shares of the Company’s common stock were originally reserved for issuance pursuant to options granted or shares awarded under the 2007 Plan. Generally, the options that are granted under the 2007 Plan are exercisable for a period of five to ten years from the date of grant and vest over a period of up to three years from the date of grant. The Company has 25,125 shares authorized and available for future equity awards as of December 31, 2007.
Stock Options
Effective October 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R) (“SFAS 123(R)”), Share-Based Payment, which requires the measurement and recognition of compensation expense for all share-based payment awards to employees and directors based on estimated fair values. SFAS 123(R) supersedes the Company’s previous accounting methodology using the intrinsic value method under APB Opinion No. 25.
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
The fair value of each option is estimated at the grant date using the Black-Scholes option-pricing model. The weighted average fair value at the date of grant and the assumptions used to determine such values are indicated in the following table (in thousands, except per share amounts):

	For the Three Months
	Ended December 31,
	2007	2006
Number of shares granted	21	300
Fair value	$0.86	$1.78
Risk-free interest rate	3.51%	4.61%
Expected volatility	28.85%	36.60%
Expected life (in years)	3.6	3.5
Dividend yield	—	—
The Company estimates the volatility of the common stock at the date of grant based on a historical volatility rate, consistent with SFAS 123(R) and Securities and Exchange Commission Staff Accounting Bulletin No. 107 (SAB 107). The decision to use historical volatility was based upon the lack of traded common stock options. The expected term is estimated consistent with the simplified method identified in SAB 107. The simplified method calculates the expected term as the average of the vesting and contractual terms of the award. The risk-free interest rate assumption is based on observed interest rates appropriate for the term of the options. The Company uses historical data to estimate pre-vesting option forfeitures and records share-based compensation expense only for those awards that are expected to vest. The fair value of stock options are amortized over the vesting period of the awards utilizing a straight-line method.
The following table summarizes information relating to outstanding stock option activity for the period ended December 31, 2007 (in thousands, except per share amounts):

		Weighted
		Average
	Shares	Exercise Price

Options outstanding at September 30, 2007	1,232	$5.01
Granted	21	3.20
Exercised	—	—
Cancelled	(90)	3.81

Options outstanding at December 31, 2007	1,163	$5.07

There were no stock options exercised during the three months ended December 31, 2007. Total intrinsic value of stock options exercised during the three months ended December 31, 2006 was $7,000. The intrinsic value of outstanding stock options and stock options exercisable was $1,000 and $1,000, respectively, as of December 31, 2007.

Information regarding options outstanding and exercisable at December 31, 2007 is as follows (in thousands, except per share amounts):

	Options Outstanding			Options Exercisable
		Weighted			Weighted
		Average			Average	Weighted
Range of	Number	Remaining	Weighted	Number	Remaining	Average
exercise	of	Contractual Life	Average	of	Contractual	Exercise
price	Shares	(Years)	Exercise Price	Shares	Life(Years)	Price
$2.85 — $2.95	13	0.2	$2.95	13	0.2	$2.95
$3.03 — $3.99	58	2.7	3.63	34	1.2	3.78
$4.18 — $4.98	96	5.0	4.79	20	8.1	4.88
$5.03 — $5.40	996	4.7	5.21	204	4.1	5.27

	1,163	4.6	$5.07	271	3.8	$4.95

The Company recognizes compensation expense ratably over the vesting period of the options. Compensation expense was $154,000 and $69,000 for the three months December 31, 2007 and 2006, respectively. As of December 31, 2007, there was approximately $1,201,000 of total unrecognized compensation costs related to stock option awards. The Company expects to recognize this cost over a weighted average remaining vesting period of 2.0 years.
Restricted Stock Awards
The Company currently grants restricted shares of common stock in addition to stock options as part of its long-term incentive compensation to employees. The fair value of restricted stock awards is determined based on the closing market price of our stock on the date of grant. Each grant of restricted stock vests over one to six years for employees and vests immediately for directors. Shares granted may be sold once vested.
The following table summarizes information relating to restricted stock activity as of December 31, 2007 (in thousands, except per share amounts):

		Weighted
		Average Grant
	Shares	Date Fair Value

Restricted stock outstanding at September 30, 2007	361	$5.22
Granted	1	3.94
Vested	(22)	5.36
Cancelled	(2)	5.11

Restricted stock outstanding at December 31, 2007	338	$5.21

The Company recognizes compensation expense ratably over the vesting period of the restricted stock. Compensation expense was $228,000 and $338,000 for the three months ended December 31, 2007 and 2006, respectively. The weighted average grant date fair value of restricted stock awards was $3.94 and $5.40 for the three months ended December 31, 2007 and 2006, respectively.
At December 31, 2007, the Company had $1,316,000 of unrecognized compensation costs related to non-vested restricted stock awards that are expected to be recognized over a weighted average period of 1.9 years.

Note 3. Commitments
Leases
The Company leases its office, warehouse, and certain office equipment under noncancelable operating leases. The facility leases require that the Company pay a portion of the real estate taxes, maintenance, utilities and insurance. Rental expense, including common area costs, was $145,000 and $71,000 for the three months ended December 31, 2007 and 2006, respectively.
401(k) Plan
The Company has a 401(k) plan covering substantially all employees and the plan is operated on a calendar year basis. The Company provides an employer matching contribution equal to 50% of an employee’s contribution for employee deferrals of up to 6% of their compensation. Matching contributions were $40,000 and $35,000 for the three months ended December 31, 2007 and 2006, respectively.
Note 4. Bank Line of Credit
The Company had a $5.0 million line of credit with Silicon Valley Bank which expired during the quarter ended December 31, 2007. The outstanding balance under this line of credit was $0 at September 30, 2007.
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
Series B
The Company’s Board of Directors has authorized the sale of up to 1,700,000 shares of Series B Preferred Stock through a private placement and sold 1,613,000 shares of Series B Preferred Stock for $4,097,000, or $2.54 per share. Each share of the Preferred Stock is convertible into one share of the Company’s common stock. The price per share of the Series B Preferred Stock and the conversion price for the common stock were equal to the “market value” of the common stock (as defined in the rules of the Nasdaq Stock Market) on the date of execution of the definitive agreements. The Series B Preferred Stock pays an annual cumulative dividend of 4% of the original issue price (payable semi-annually). The dividend is payable in additional shares of Series B Preferred Stock rather than cash, at the option of the holders, and has a non-participating preferred liquidation right equal to the original issue price plus accrued unpaid dividends.
For the three months ended December 31, 2007 and 2006, the Company issued 37,000 and 36,000 shares, respectively, of Series B Preferred Stock for payment of accrued dividends. Based on the market value of the Company’s common stock on the date of the dividend payment, the payment of the dividend in additional shares of Series B Preferred Stock resulted in a non-cash dividend of $137,000 and $185,000, for the three months ended December 31, 2007 and 2006, respectively.
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
Series C
The Company’s Board of Directors has authorized the sale of up to 1,400,000 shares of Series C Preferred Stock through a private placement and sold 1,269,000 shares of Series C Preferred Stock for $5,000,000, or $3.94 per share. Each share of the Series C Preferred Stock is convertible into one share of the Company’s common stock. The price per share of Series C Preferred Stock and the conversion price for the common stock is equal to the “market value” of the common stock (as defined in the rules of the Nasdaq Stock Market) on the date of execution of the definitive agreements. The Series C Preferred Stock does not pay a dividend, unless the Company declines to redeem the stock upon demand of the holders after an Acceleration Event (as defined in the Certificate of Designation of the Series C Preferred Stock). In that case, the Series C Preferred Stock pays an annual cumulative dividend of 4% of the original issue price (payable in cash). The Series C Preferred Stock has a non-participating liquidation right equal to the original issue price, plus accrued unpaid dividends which are senior to our common stock and junior to the Series B Preferred Stock. The Company may redeem the Series C Preferred Stock at its option after five years from the date of issuance at the original issue price, plus accrued unpaid dividends, if the market value of the common stock is at least three times the then effective conversion price for a specified period.
Series D
The Company’s Board of Directors has authorized the sale of up to 1,600,000 shares of Series D Preferred Stock through a private placement and sold 1,567,000 shares of Series D Preferred Stock for $6,000,000, or $3.83 per share. Each share of the Series D Preferred Stock is convertible into one share of the Company’s common stock. The price per share of Series D Preferred Stock and the conversion price for the common stock is equal to the “market value” of the common stock (as defined in the rules of the Nasdaq Stock Market) on the date of execution of the definitive agreements. The Series D Preferred Stock does not pay a dividend, unless the Company declines to redeem the stock upon demand of the holders after an Acceleration Event (as defined in the Certificate of Designation of the Series D Preferred Stock). In that case, the Series D Preferred Stock pays an annual cumulative dividend of 4% of the original issue price (payable in cash). The Series D Preferred Stock has a non-participating liquidation right equal to the original issue price, plus accrued unpaid dividends which are senior to our common stock and junior to the Series B and Series C Preferred Stock. The Company may redeem the Series D Preferred Stock at its option after five years from the date of issuance at the original issue price, plus accrued unpaid dividends, if the market value of the common stock is at least three times the then effective conversion price for a specified period.
Common Stock Warrants
The Company has issued warrants for the purchase of common stock to directors, consultants and placement agents. Compensation expense associated with the warrants has not been material. The Company has also issued warrants as a component of preferred stock offerings.

The following table summarizes information relating to outstanding common stock warrants as of December 31, 2007 (in thousands, except per share amounts):

Average
		Weighted	Remaining
	Number	Average	Contractual	Aggregate
	of	Exercise	Life	Intrinsic
	Shares	Price	(Years)	Value
Warrants outstanding at September 30, 2007	1,538	$3.61	2.89	$44
Granted	—	—	—
Exercised	—	—
Cancelled	—	—

Warrants outstanding at December 31, 2007	1,538	$3.61	2.64	$65

As of December 31, 2007, 1,538,000 common stock warrants were exercisable.
Note 6. Net Loss Per Share
Basic net loss per share is computed based on dividing the net loss applicable to common shareholders by the weighted average number of common shares outstanding less unvested restricted stock for the period. Diluted net loss per share reflects the potential dilution that could occur if securities or other obligations to issue common stock such as options, warrants or convertible preferred stock, were exercised or converted into common stock that then shared in the earnings/(losses) of the Company. For all periods presented, diluted net loss per share is equal to basic net loss per share because the effect of including such securities or obligations would have been anti-dilutive.
At December 31, 2007 and 2006, the Company had options and warrants outstanding to purchase a total of 2,701,000 and 1,718,000 shares of common stock, at a weighted-average exercise price of $4.24 and $4.07, respectively. Because the Company incurred net losses for the three months ended December 31, 2007 and 2006, the inclusion of potential common shares in the calculation of diluted net loss per common share would have an anti-dilutive effect.
Note 7. Subsequent Event
On January 31, 2008, the Company acquired all of the outstanding stock of GeoLogic Solutions, Inc. (“GeoLogic”) for a total purchase price consisting of $15.2 million in cash, 90,689 shares of common stock of the Company, and $2.0 million in debt obligations of the Company (the “Notes”). All of the Notes bear interest at an annual rate of 11% and mature in full on January 31, 2009. A portion of the Notes with a principal amount of $525,000 are convertible into common stock of the Company upon maturity, in the event the Company does not repay such Notes in full. The conversion price for such Notes is $3.308 per share.
In connection with financing the acquisition of GeoLogic, the Company entered into a three-year senior secured credit facility with Silicon Valley Bank (“SVB”) consisting of a $10.0 million revolving line of credit bearing interest at a floating rate equal to 0.5% over SVB’s Prime Rate. In addition, the Company entered into a four-year senior secured credit facility consisting of a total of $8.0 million in term loans from Partners for Growth II, L.P. (“PFG”) and SVB bearing interest at a fixed rate of 14.5%, subject to adjustment under various circumstances. In connection with these loans, the Company issued warrants to purchase a total of 457,144 shares of common stock of the Company to PFG and SVB. PFG and SVB paid an aggregate purchase price of $8,382 for these warrants, which have an exercise price of $3.31 per share and are exercisable anytime on or before January 30, 2013.
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
•	although we expect to incur operating losses in the current fiscal year, these losses may continue beyond the expected timeframe or in excess of the expected magnitude, and we may be dependent upon external investment to support our operations during periods in which we incur operating losses;

•	we may encounter unexpected costs or difficulties relating to the integration of the XATA and GeoLogic businesses;

•	we may be unable to adapt to technological change quickly enough to grow or to retain our customer base;

•	we will continue to be dependent upon positioning systems and communication networks owned and controlled by others, and accordingly, their problems may adversely impact us;

•	for the foreseeable future, we are dependent upon the continued receipt and fulfillment of new orders for our current products;

•	our growth and profitability depend on our timely introduction and market acceptance of new products, our ability to continue to fund research and development activities, and our ability to establish and maintain strategic partner relationships.
Further information regarding these and other risks is included in “Risk Factors” in Part 1, Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2007, in this Form 10-Q and in our other filings we make with the SEC.
Overview
XATA is the leading provider of fleet management solutions to the truck transportation industry. Our software-as-a-service (SaaS) fleet solution and value-added services enable customers to enhance the productivity of fleet operations across the entire supply chain, resulting in reduced costs, improved regulatory compliance and improved driver safety.
Over the past two decades, XATA has partnered with the nation’s largest private fleets and leasing companies, including BP Amoco, Coca Cola and Penske, to find and develop technologies that provide information about their fleets and transform that data into actionable intelligence.
XATA pioneered innovations, such as learned standards and paperless driver logs. We engineer software that improves overall transportation operations and integrates fleet data with back-office billing, payroll and routing systems.
Technology, people, processes
XATA takes a three-prong approach to meeting its customer’s fleet management needs:
•	Technology. Our web-based, on-demand scalable software includes a variety of web-based enterprise applications, including XATANET®, our flagship application. XATANET provides critical real-time information about our customers’ fleets, allows for paperless driver logs and provides summary and granular reports on driver and vehicle performance. XATANET can also integrate with back-office applications, for a seamless flow of information, and our software works with a variety of in-cab communications devices.

•	People. Several XATA employees have been with our company for more than 15 years, providing a thorough understanding of the trucking industry. With employee expertise in safety, fleet management and technology, XATA is able to provide consultation services to help organizations implement best practices for fleet productivity and develop specific customer hardware and reporting requirements.

•	Processes. All XATA processes are designed to make managing fleets easier. Drawing on hundreds of successful implementations with a wide variety of fleets including multibillion-dollar organizations, XATA carefully plans each phase of the implementation and follows well established methodologies. The process begins with assessing our customers’ objectives. Then, we develop a detailed implementation schedule that includes all aspects of the project, from implementation to conversion, integration, training and problem solving.
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
Allowance for doubtful accounts and sales returns. We grant credit to customers in the normal course of business. The majority of our accounts receivables are due from companies with fleet trucking operations in a variety of industries. Credit is extended based on an evaluation of a customer’s financial condition and, generally, collateral is not required. Accounts receivable are typically due from customers within 30 days and are stated at amounts due from customers net of an allowance for doubtful accounts and sales returns. Accounts receivable outstanding longer than the contractual payment terms are considered past due. We determine the adequacy of the allowance for doubtful accounts by considering a number of factors, including the length of time trade receivables are past due, our previous loss history, the customer’s current ability to pay its obligation, and the condition of the general economy and the industry as a whole. The bad debt expense is included as a selling, general and administrative expense. The balance of the allowance for doubtful accounts was $147,000 and $130,000 as of December 31, 2007 and September 30, 2007, respectively.
We determine our allowance for sales returns by considering several factors, including history of prior sales credits issued. We regularly assess the allowance for sales returns and increase it as needed. When we accept a product return or issue a sales credit for which we had specifically increased the allowance, we write-off the associated accounts receivable and decrease the allowance for sales returns. The balance of the allowance for sales returns was $142,000 and $126,000 as of December 31, 2007 and September 30, 2007, respectively.
Product Warranties. We sell our hardware products with a limited warranty, with an option to purchase extended warranties. We provide for estimated warranty costs at the time of sale and for other costs associated with specific items at the time their existence and amount are determinable. Factors affecting the product warranty liability include the number of units sold, historical and anticipated rates of claims and cost per claim. We periodically assess the adequacy of the product warranty liability based on changes in these factors. At December 31, 2007 and September 30, 2007, the product warranty allowance was $963,000 and $911,000, respectively.
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
Research and development costs We charge expenditures for research and development activities to expense as incurred. Such expenses include product development costs and costs related to the Company’s internally developed software systems, which have not met the capitalization criteria of Statement of Financial Accounting Standards SFAS No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed.
Income taxes. We account for income taxes following the provisions of SFAS No. 109, Accounting for Income Taxes. SFAS No. 109 requires that deferred income taxes be recognized for the future tax consequences associated with differences between the tax basis of assets and liabilities and their financial reporting amounts at each year end, based on enacted tax laws and statutory rates applicable to the periods in which the differences are expected to affect taxable earnings. The effect of changes in tax rates is recognized in the period in which the rate change occurs. Valuation allowances are established when necessary to reduce deferred tax assets to the amount more likely than not to be realized. We have provided a full valuation allowance against the net deferred tax assets as of December 31, 2007 and September 30, 2007.

Results of Operations for the three months ended December 31, 2007 and 2006
The following table sets forth certain Statements of Operations data as a percentage of net sales:

	Three months ended
	December 31,
	2007	2006

Net sales	100.0%	100.0%
Gross profit	47.2%	46.2%
Selling, general and administrative	48.3%	39.3%
Research and development	13.5%	15.1%
Operating loss	(14.7%)	(8.2%)
Net loss	(13.2%)	(7.1%)
Net Sales
Net sales decreased 1.1% to $7.7 million for the three months ended December 31, 2007 compared to $7.8 million for the same period in fiscal 2007. Net sales for the three months ended December 31, 2007 reflects a decrease of 36.8% in the Company’s legacy OpCenter system sales compared to the same period in fiscal 2007 as new and existing customers implement XATANET systems. Net sales derived from our XATANET product line increased 4.0% for three months ended December 31, 2007 compared to the same period in fiscal 2007. XATANET subscription sales for the quarter ended December 31, 2007 increased by 43.9% compared to the same period of fiscal 2007 as the result of an increase in unit sales of 12.4% and continued low customer attrition. XATANET accounted for 77.6% of total revenue for the three months ended December 31, 2007 compared to 73.8% for the previous comparable period.
Cost of Goods Sold
Cost of goods sold includes the direct product costs associated with fulfilling customer orders, warranty costs related to previously sold systems, communication and facility costs, product repair and refurbishment costs, and expenses associated with the enhancement of released products. Total cost of goods sold was $4.1 million for the three months ended December 31, 2007 compared to $4.2 million for the three months ended December 31, 2006. Gross margin as a percentage of net sales increased 1.0 percentage points to 47.2% for the three months ended December 31, 2007 versus 46.2% in the same period last year driven by improved margins in XATANET subscription and service revenue. XATANET margins as a percentage of sales increased 3.6% to 41.6% for the quarter ended December 31, 2007 compared to 38.0% for the quarter ended December 31, 2006 due to XATANET subscription margins improving to 57 percent for the first quarter of fiscal 2008 in comparison to 50 percent in the same period last year.
Selling, General and Administrative Expenses
Selling, general and administrative expenses consist of employee wages in our support, sales and administration functions, marketing and promotional expenses, executive and administrative costs, accounting and professional fees, recruiting costs and provision for doubtful accounts. Selling, general and administrative expenses were $3.7 million for the three months ended December 31, 2007 compared to $3.1 million for the same period in fiscal 2006. Sales and marketing expenses increased by $0.6 million as the result of continued marketing support of XATANET and an increased sales effort. Administrative costs remained relatively flat on a year-over-year base even though legal costs increased as fees of $0.1 million related to a patent litigation case were recorded during the quarter.
Research & Development Expenses
Research and development expenses consist of employee salaries and expenses related to development personnel and consultants, as well as expenses associated with software and hardware development. Research and development expenses decreased by $0.1 million for the three months ended December 31, 2007 compared to the previous comparable period. The Company capitalized $0 and $0.1 million development costs for the three months ended December 31, 2007 and 2006, respectively.

Net Interest Income
Net interest income was $114,000 and $83,000 for the three months ended December 31, 2007 and 2006, respectively. The increase in net interest income is the result of larger cash balances and improved interest rates for fiscal 2007.
Income Taxes
No income tax benefit or expense was recorded in the first three months of fiscal 2008 or 2007. Because we have had continued operating losses and do not have objectively verifiable positive evidence of future taxable income as prescribed by SFAS No. 109, we concluded that a full valuation allowance was appropriate. Realization of deferred tax assets is dependent on future taxable income during the periods when deductible temporary differences and carryforwards are expected to be available to reduce taxable income. The amount of the net deferred tax asset considered realizable could be increased in the future if we return to profitability and actual future taxable income is higher than currently estimated. At September 30, 2007, we had federal net operating loss carryforwards of approximately $24.8 million.
Net Loss to Common Shareholders
We generated net losses to common shareholders of $1.1 million for the three months ended December 31, 2007, compared to net losses to common shareholder of $0.7 million for the three ended December 31, 2006. The difference between net loss applicable to common shareholders and net loss relates to the paid dividends and deemed dividends to the holders of the Series B Preferred Stock.
Liquidity and Capital Resources
As of December 31, 2007, we held $9.1 million in cash and cash equivalents, and working capital totaled $8.4 million. Cash used in operations was $3.8 million for the three months ended December 31, 2007 driven by an increase in accounts receivable associated with the timing of shipments during the quarter and a decrease in accounts payable and accrued expenses that reflects the payment of litigation costs, annual incentives and inventory purchases.
Cash used in investing activities of $0.6 million for the three months ended December 31, 2007 reflects capital investments made for computer equipment and the new office facility. We anticipate an additional $1.1 million net use of cash during the second quarter of fiscal 2008 relating to payment of outstanding purchase obligations for computer equipment and the new office facility.
We believe our existing funds and vendor terms will provide adequate cash to fund operating needs for the foreseeable future. However, a protracted decline in revenue, significant revenue growth or an increase in product development in the near term may require us to obtain external funding. No assurance can be given that we will be able to secure any required additional financing when needed, or that such financing, if obtained at all, will be on terms favorable or acceptable to us. If additional financing is required and we are unable to secure such additional financing, we may need to implement measures to slow our growth or reduce operating costs, including reductions to product development, marketing and other operating activities.
Our Series B Preferred Stock prohibits payment of dividends to the holders of any other capital stock unless and until we have paid dividends accrued on the Series B Preferred Stock, which pays an annual cumulative dividend of 4% of the original issue price. At the option of the Series B Preferred Stock holders, such dividends are payable in additional shares of Series B Preferred Stock rather than cash. For the three months ended December 31, 2007 and 2006, the Company issued 37,122 and 35,680 shares, respectively, of Series B Preferred Stock to the holders thereof for payment of accrued stock dividends. We are further restricted from dividend payments by our primary lender.
On January 31, 2008, the Company acquired all of the outstanding stock of GeoLogic Solutions, Inc. (“GeoLogic”) for a total purchase price consisting of $15.2 million in cash, 90,689 shares of common stock of the Company, and $2.0 million in debt obligations of the Company (the “Notes”). All of the Notes bear interest at an annual rate of 11% and mature in full on January 31, 2009. A portion of the Notes with a principal amount of $525,000 are convertible into common stock of the Company upon maturity, in the event the Company does not repay such Notes in full. The conversion price for such Notes is $3.308 per share.

In connection with financing the acquisition of GeoLogic, the Company entered into a three-year senior secured credit facility with Silicon Valley Bank (“SVB”) consisting of a $10.0 million revolving line of credit bearing interest at a floating rate equal to 0.5% over SVB’s Prime Rate. In addition, the Company entered into a four-year senior secured credit facility consisting of a total of $8.0 million in term loans from Partners for Growth II, L.P. (“PFG”) and SVB bearing interest at a fixed rate of 14.5%, subject to adjustment under various circumstances. In connection with these loans, the Company issued warrants to purchase a total of 457,144 shares of common stock of the Company to PFG and SVB. PFG and SVB paid an aggregate purchase price of $8,382 for these warrants, which have an exercise price of $3.31 per share and are exercisable anytime on or before January 30, 2013.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures and Internal Control over Financial Reporting
On December 31, 2007, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Rule 13a-15(e)). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) accumulated and communicated to the Chief Executive Officer and Chief Financial Officer to allow timely decisions regarding required disclosure.
There were no changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect such controls.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
None
Item 1A. Risk Factors
In addition to the other information set forth in this report and our other SEC filings, you should carefully consider the factors discussed under “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended September 30, 2007, which could have a material impact on our business, financial condition or results of operations. The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business, financial condition or results of operations. We are also subject to the following risk:
•	We may encounter unexpected costs or difficulties relating to the integration of the XATA and GeoLogic businesses.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None
Item 3. Defaults upon Senior Securities
None
Item 4. Submission of Matters to a Vote of Security Holders
None
Item 5. Other Information
None
Item 6. Exhibits
Exhibit

10.1	Stock Purchase Agreement, dated as of December 19, 2007, between XATA Corporation, GeoLogic Solutions, Inc., GeoLogic Management, Inc., Platinum Equity Capital Partners, L.P., Platinum Equity Capital Partners-A, L.P., Platinum Equity Capital Partners-PF, L.P. and Platinum Transportation Principals, LLC. (1)
10.2	Commitment Letter, dated December 19, 2007, between Partners for Growth, LLC and XATA Corporation. *
10.3	Commitment Letter, dated December 19, 2007, between Silicon Valley Bank and XATA Corporation. *
10.4	Separation Agreement, dated January 16, 2008, between XATA Corporation and Thomas L. Schlick. (2)
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

*	Filed herewith.

(1)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 24, 2007.

(2)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 18, 2008.

SIGNATURES
Pursuant to the requirements of the Securities and Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 11, 2008	XATA Corporation (Registrant)

	by:	/s/ Mark E. Ties
Mark E. Ties
Chief Financial Officer (Signing as Principal Financial and Accounting Officer, and as Authorized Signatory of Registrant)