Form 10-Q
period 2008-03-31
XATA CORP /MN/
filed 2008-05-14
CIK 854398

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2008 or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _________ to _________
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
APPLICABLE ONLY TO CORPORATE ISSUERS
As of April 30, 2008, the following securities of the Registrant were outstanding: 8,749,346 shares of Common Stock, $.01 par value per share, 1,888,147 shares of Series B Preferred Stock, 1,269,036 shares of Series C Preferred Stock and 1,566,580 shares of Series D Preferred Stock.

XATA Corporation
Index

PART I — FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements.
XATA CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	Three months ended		Six months ended
	March 31,		March 31,
	2008	2007	2008	2007

Net sales	$12,129	$8,162	$19,816	$15,936
Costs and expenses
Cost of goods sold	6,009	4,670	10,067	8,851
Selling, general and administrative	5,759	3,438	9,475	6,495
Research and development	1,439	1,024	2,479	2,198

Total costs and expenses	13,207	9,132	22,021	17,544

Operating loss	(1,078)	(970)	(2,205)	(1,608)
Interest income	110	101	241	192
Interest expense	(370)	(6)	(387)	(13)

Loss before income taxes	(1,338)	(875)	(2,351)	(1,429)
Income tax expense	—	—	—	—

Net loss	(1,338)	(875)	(2,351)	(1,429)

Preferred stock dividends	(47)	(46)	(94)	(92)
Preferred stock deemed dividends	—	—	(43)	(95)

Net loss to common shareholders	$(1,385)	$(921)	$(2,488)	$(1,616)

Net loss per common share — basic and diluted	$(0.17)	$(0.12)	$(0.30)	$(0.20)

Weighted average common and common share equivalents — basic and diluted	8,306	7,921	8,234	7,883

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

XATA CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	March 31,	September 30,
	2008	2007
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$8,036	$13,675
Accounts receivable, less allowances for doubtful accounts and sales returns of $773 at March 31, 2008 and $256 at September 30, 2007	9,196	3,280
Inventories	3,876	2,672
Deferred product costs	1,098	752
Current portion of investment in sales-type leases	955	—
Prepaid expenses and other current assets	1,596	393

Total current assets	24,757	20,772

Equipment and leasehold improvements, net	4,070	1,583
Intangible assets	13,372	—
Goodwill	1,303	—
Deferred product costs, net of current portion	1,936	1,798
Investment in sales-type leases, net of current portion	759	—
Other assets	676	—

Total assets	$46,873	$24,153

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$5,194	$3,419
Current portion of long-term obligations and deferred rent	2,237	161
Accrued expenses	4,821	3,548
Deferred revenue	4,382	3,105

Total current liabilities	16,634	10,233

Long-term obligations, net of current portion	16,387	220
Deferred rent, net of current portion	854	98
Deferred revenue, net of current portion	6,502	6,524

Total liabilities	40,377	17,075

Shareholders’ Equity
Preferred stock, no par, 10,000 shares authorized:
Series B, 4% convertible, 2,250 shares designated; shares issued and outstanding: 1,888 at March 31, 2008 and 1,851 at September 30, 2007	5,058	4,921
Series C, convertible, 1,400 shares designated; 1,269 shares issued and outstanding at March 31, 2008 and September 30, 2007	4,845	4,845
Series D, convertible, 1,600 shares designated; 1,567 shares issued and outstanding at March 31, 2008 and September 30, 2007	5,937	5,937
Common stock, par value $0.01 per share; 25,000 shares authorized; shares issued and outstanding: 8,749 at March 31, 2008 and 8,516 at September 30, 2007	87	85
Additional paid-in capital	27,527	25,760
Accumulated deficit	(36,958)	(34,470)

Total shareholders’ equity	6,496	7,078

Total liabilities and shareholders’ equity	$46,873	$24,153

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

XATA CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(in thousands)
(Unaudited)

	Series B		Series C		Series D				Additional	Unearned
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Paid-In	Stock-Based	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Compensation	Deficit	Total

Balance at September 30, 2006	1,779	$4,579	1,269	$4,845	—	$—	7,963	$80	$23,246	$(900)	$(26,660)	$5,190

Common stock issued on exercise of options	—	—	—	—	—	—	14	—	54	—	—	54
Issuance of restricted shares of common stock	—	—	—	—	—	—	450	4	(4)	—	—	—
Elimination of unearned compensation	—	—	—	—	—	—	—	—	(900)	900	—	—
Stock based compensation	—	—	—	—	—	—	—	—	2,021	—	—	2,021
Forfeiture of restricted shares of common stock	—	—	—	—	—	—	(23)	—	—	—	—	—
Issuance of common stock	—	—	—	—	—	—	112	1	604	—	—	605
Issuance of preferred stock and warrants	—	—	—	—	1,567	5,279	—	—	739	—	—	6,018
Preferred stock dividends	72	183	—	—	—	—	—	—	—	—	(185)	(2)
Preferred stock deemed dividends	—	159	—	—	—	658	—	—	—	—	(817)	—
Net loss	—	—	—	—	—	—	—	—	—	—	(6,808)	(6,808)

Balance at September 30, 2007	1,851	4,921	1,269	4,845	1,567	5,937	8,516	85	$25,760	—	(34,470)	7,078

Common stock issued on exercise of options	—	—	—	—	—	—	14	—	43	—	—	43
Issuance of restricted shares of common stock	—	—	—	—	—	—	138	1	(1)	—	—	—
Stock based compensation	—	—	—	—	—	—	—	—	882	—	—	882
Forfeiture of restricted shares of common stock	—	—	—	—	—	—	(10)	—	—	—	—	—
Issuance of common stock	—	—	—	—	—	—	91	1	843	—	—	844
Preferred stock dividends	37	94	—	—	—	—	—	—	—	—	(94)	—
Preferred stock deemed dividends	—	43	—	—	—	—	—	—	—	—	(43)	—
Net loss	—	—	—	—	—	—	—	—	—	—	(2,351)	(2,351)

Balance at March 31, 2008	1,888	$5,058	1,269	$4,845	1,567	$5,937	8,749	$87	$27,527	$—	$(36,958)	$6,496

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

XATA CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six Months Ended March 31,
	2008	2007
Cash flows from operating activities
Net loss	$(2,351)	$(1,429)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation of fixed assets and amortization of intangibles	882	491
Amortization of debt financing costs	42	—
Stock based compensation	883	927
Changes in assets and liabilities, net of the impact of acquisitions:
Accounts receivable, net	(1,636)	662
Inventories	1,591	434
Deferred product costs	(484)	1,416
Prepaid expenses and other assets	(727)	(9)
Lease equipment receivable	110	—
Accounts payable	(1,213)	99
Accrued expenses	(1,220)	(499)
Deferred rent	59	—
Deferred revenue	1,254	(42)

Net cash (used in) provided by operating activities	(2,810)	2,050

Cash flows from investing activities
Purchase of equipment and leasehold improvements	(2,506)	(95)
Additions to system development costs	—	(160)
Purchase of GeoLogic Solutions, Inc., net of cash acquired	(16,171)	—

Net cash (used in) investing activities	(18,677)	(255)

Cash flows from financing activities
Borrowings on bank line of credit	16,224	—
Payments on long-term obligations	(89)	(45)
Payments on financing costs	(339)	—
Proceeds from issuance of common stock	—	605
Proceeds from options exercised and warrants issued	52	27

Net cash provided by financing activities	15,848	587

(Decrease) increase in cash and cash equivalents	(5,639)	2,382

Cash and cash equivalents
Beginning	13,675	6,354

Ending	$8,036	$8,736

Supplemental disclosures of cash flow information
Cash payments for interest	$251	$13

Supplemental schedule of noncash investing and financing activities
Preferred stock deemed dividends	43	95
Preferred stock dividends payable	64	62
Preferred stock dividends paid	94	92
Issuance of warrants in consideration for financing fees	535	—
Issuance of sellers note	2,000	—
Issuance of common stock in consideration for GeoLogic purchase	300	—
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Significant Accounting Policies
Presentation
The accompanying unaudited consolidated financial statements were prepared by XATA Corporation (the Company) pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) for interim financial statements. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes the disclosures made herein are adequate to make the information presented not misleading.
In the opinion of management, the consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to fairly present the financial condition, results of operations, and cash flows for the periods presented. Results of operations for the periods presented are not necessarily indicative of results to be expected for any other interim period or for the full year. These consolidated financial statements should be read in conjunction with the Company’s financial statements and notes thereto in its Form 10-K for the year ended September 30, 2007 and Annual Report to Shareholders filed with the SEC.
Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary GeoLogic Solutions, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation.
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
Software revenue is recognized under SOP 97-2 and SAB 104 when (i) persuasive evidence of an arrangement exists (for example a signed agreement or purchase order), (ii) delivery has occurred, as evidenced by shipping documents or customer acceptance, (iii) the fee is fixed or determinable and payable within twelve months, and (iv) collectability is probable and supported by credit checks or past payment history.
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
Software sales contracts for OpCenter and MobileMax, as well as sales contracts for XATANET that were entered into prior to January 1, 2006 include software application service arrangements. The terms of those contracts did not meet the requirements described in Emerging Issues Task Force (EITF) 00-03, Application of AICPA Statement of Position 97-2 to Arrangements That Include the Right to Use Software Stored on Another Entity’s Hardware, to account for it under SOP 97-2 and SAB 104 and resulted in the recognition of all revenue ratably over the term of the agreement. During the fiscal year ending September 30, 2006, we changed the terms of all new XATANET contracts, such that all the requirements of EITF 00-03 related to software delivery are met and the contracts are accounted for under SOP 97-2. For these new XATANET contracts, revenue is recognized based on the multiple element arrangement accounting described above.
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
Concentration of Credit Risk
Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of cash equivalents, accounts receivable and sales-type leases receivable. The Company’s cash equivalents consist of checking and money market accounts, which, at times, exceed federally insured limits. The Company has not experienced any losses in such accounts.
The majority of the Company’s accounts receivable and investment in sales-type leases receivable are due from companies with fleet trucking operations in a variety of industries. In general, the Company does not require collateral or other security to support accounts receivable, although sales-type leases receivable are secured by a retained security interest in the leased equipment. Accounts receivable are typically due from customers within 30 days and are stated at amounts due from customers net of an allowance for doubtful accounts and sales returns. Accounts receivable outstanding longer than the contractual payment terms are considered past due. To reduce credit risk, management performs ongoing evaluations of its customers’ financial condition.
The Company determines its allowance for doubtful accounts based upon a number of factors, including the length of time trade receivables are past due, the Company’s previous loss history, the customer’s current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole. The provision for doubtful accounts is recorded as a charge to operating expenses. The balance of the allowance for doubtful accounts at March 31, 2008 and September 30, 2007 was $669,000 and $130,000, respectively.
The Company determines its allowance for sales returns by considering several factors, including history of prior sales credits issued. The Company regularly assesses the allowance for sales returns and increases it as needed. The provision for sales returns is recognized as a reduction of revenues. Unexpected or significant future changes in trends could result in a material impact to future statements of operations or cash flows. At March 31, 2008 and September 30, 2007, the Company had an allowance for sales returns of $104,000 and $126,000, respectively.
Fair Value of Financial Instruments
The carrying amounts of the Company’s financial instruments, which include cash and cash equivalents, accounts receivable, sales-type lease receivables, accounts payable and debt obligations, approximate fair value.
Inventories
Inventories consist of finished goods, parts and accessories, and repaired and refurbished inventories, and are stated at the lower of cost or market. Cost is determined on the standard cost method, which approximates the first-in, first-out method. Inventories consist of (in thousands):

	March 31,	September 30,
	2008	2007
Parts and accessories	$1,025	$1,021
Finished goods	2,629	1,651
Repair and refurbished	222	—

Total inventories	$3,876	$2,672

Investment in Sales-Type Leases
As the result of the acquisition of GeoLogic Solutions, Inc. on January 31, 2008, the Company acquired GeoLogic Solutions, Inc.’s investment in sales-type leases. The Company records the investment in sales-type leases at the present value of the future minimum lease payments. There is no guaranteed residual value associated with the leased devices. The receivables generally have terms of five years and are collateralized by a security interest in the related equipment. The Company records subscriber revenue on these leased devices as the ongoing service is provided over the term of the related lease agreement and recognizes interest income as the lease payments are billed to the customers. Future minimum lease payments to the Company under non-cancelable sales-type leases as of March 31, 2008 are as follows (in thousands):

Years ending September 30,
2008	$586
2009	932
2010	347
2011	53

Total minimum lease payments	1,918
Less: amount representing interest (at 11.71%)	(204)

Present value of net minimum sales-type lease payments	1,714
Less: current installments of investment in sales-type leases	(955)

Investment in sales-type leases, excluding current installments	$759

Interest income from sales-type leases was approximately $37,000 for the two month period subsequent to the acquisition of GeoLogic Solutions, Inc.
Other Assets
Included in other assets are debt financing costs which are amortized to interest expense over the term of the related financing agreement on a straight-line basis, which approximates the interest method. The carrying value of our prepaid debt financing costs is approximately $833,000, net of accumulated amortization of $42,000 as of March 31, 2008.
Equipment and Leasehold Improvements
Equipment is stated at cost and depreciated using the straight-line method over estimated useful lives of approximately three to seven years. Leasehold improvements are depreciated over the shorter of the lease term or their estimated useful lives (three to fifteen years).
Equipment and leasehold improvements consist of (in thousands):

	March 31,	September 30,
	2008	2007
Office furniture and equipment	$3,886	$3,353
Leasehold improvements	2,055	78
Engineering and manufacturing equipment	683	574
Operating-lease equipment	124	—

	6,748	4,005
Less: accumulated depreciation	(2,678)	(2,422)

Equipment and leasehold improvements, net	$4,070	$1,583

Long-Lived Assets
The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss would be recognized when the sum of the undiscounted future net cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount.
Goodwill and Intangible Assets
As of March 31, 2008, the Company had a goodwill balance of $1.3 million that resulted from the Company’s acquisition of GeoLogic Solutions, Inc. on January 31, 2008. The Company records goodwill when the purchase price of net tangible and intangible assets acquired exceeds their fair value. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company will review goodwill for impairment at least annually or more frequently if an event occurs indicating the potential for impairment. Intangible assets are carried at cost less accumulated amortization. The Company amortizes the cost of identified intangible assets on a straight-line basis over their expected economic lives. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company reviews intangible assets that have finite useful lives when an event occurs indicating the potential for earlier impairment.
The Company reviews for impairment using facts or circumstances, either internal or external, indicating that it may not recover the carrying value of the asset. The Company measures impairment losses related to long-lived assets based on the amount by which the carrying amounts of these assets exceed their fair values. The Company measures fair value under SFAS No. 144, which is generally based on the present value of estimated future cash flows. The Company’s analysis is based on available information and on assumptions and projections it considers to be reasonable and supportable. The cash flow analysis considers the likelihood of possible outcomes and is based on the Company’s best estimate of projected future cash flows. If necessary, the Company performs subsequent calculations to measure the amount of the impairment loss based on the excess of the carrying value over the fair value of the impaired assets.
Based on the preliminary allocation of the purchase price, intangible assets subject to amortization were as follows as of March 31, 2008 (in thousands):

	Weighted
	Average		Accumulated
	Life (years)	Cost	Amortization	Net

Acquired customer contracts	8.0	$13,500	$(281)	$13,219
Other intangibles	6.3	158	(5)	153

Total		$13,658	$(286)	$13,372

Future amortization expense, as of March 31, 2008, is expected to be as follows (in thousands):

Years Ending September 30,
2008	$857
2009	1,713
2010	1,713
2011	1,713
2012	1,713
Thereafter	5,663

Total expected amortization expense	$13,372

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
At March 31, 2008 and September 30, 2007, the Company had an accrual for product warranties included in accrued expenses of $1,085,000 and $911,000, respectively.
Shipping Costs
Shipping costs, which are classified as a component of cost of goods sold, were $113,000 and $86,000 for the three months ended March 31, 2008 and 2007 and $193,000 and $156,000 for the six months ended March 31, 2008 and 2007, respectively. Customer billings related to shipping fees are reported as net sales.
Advertising Costs
Advertising costs consist primarily of ad campaigns, catalog brochures, promotional items and trade show expenses and are expensed as incurred. Advertising costs, which are included in selling, general and administrative expenses, were $129,000 and $29,000 for the three months ended March 31, 2008 and 2007 and $289,000 and $193,000 for the six months ended March 31, 2008 and 2007, respectively.
Research and Development Costs
Research and development expenses are charged to expense as incurred. Such expenses include product development costs which have not met the capitalization criteria of Statement of Financial Accounting Standards SFAS No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed. No research and development costs were capitalized during the six month ended March 31, 2008, and $160,000 were capitalized during the six months ended March 31, 2007.
Income taxes
The Company accounts for income taxes following the provisions of SFAS No. 109, Accounting for Income Taxes. SFAS No. 109 requires that deferred income taxes be recognized for the future tax consequences associated with differences between the tax basis of assets and liabilities and their financial reporting amounts at each year end, based on enacted tax laws and statutory rates applicable to the periods in which the differences are expected to affect taxable earnings. The effect of changes in tax rates is recognized in the period in which the rate change occurs. Valuation allowances are established by the Company when necessary to reduce deferred tax assets to the amount more likely than not to be realized. The Company has provided a full valuation allowance against the net deferred tax assets as of March 31, 2008 and September 30, 2007.
Recently Issued Accounting Standards
Accounting for Uncertainty in Income Taxes (FIN 48)
In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48, an interpretation of FASB Statement No. 109 “Accounting for Income Taxes,” prescribes a recognition threshold and measurement process for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on the de-recognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. The Company adopted the provisions of FIN 48 effective for the fiscal year beginning October 1, 2007. FIN 48 had no material effect on the Company’s consolidated financial statements.
Fair Value Measurements (SFAS 157)
In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements but does not require any new fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is determining what impact, if any, this Statement will have on the financial statements.
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
Note 2. GeoLogic Solutions, Inc. Acquisition
On January 31, 2008, the Company acquired all of the outstanding stock of GeoLogic Solutions, Inc. (“GeoLogic”). The results of operations of GeoLogic have been included in the Company’s consolidated results of operations since the date of acquisition. GeoLogic provides mobile communications and tracking systems for the transportation industry. The acquisition enhanced the Company’s product portfolio and broadened its addressable market.

The total purchase price included $15.3 million in cash, 90,689 shares of common stock (valued at $0.3 million) of the Company and $2.0 million in debt obligations to the seller of GeoLogic Solutions, Inc. The Company also incurred $1.4 million of transaction costs in connection with the acquisition. The Company incurred additional debt of $16.2 million in connection with the acquisition of GeoLogic.
The components of the purchase price and the preliminary allocation to the assets and liabilities based on their estimated fair values at the date of acquisition are as follows (in thousands):

Cash		$15,277
Debt obligations		2,000
Common stock		300
Transaction costs		1,420

Total purchase price		$18,997

Cash	557
Other current assets	6,777
Property and equipment	578
Other assets	1,690
Current liabilities	(5,408)

Net assets		4,194
Acquired customer contracts		13,500
Goodwill		1,303

Total		$18,997

Unaudited pro forma results of operations for the three and six month periods ended March 31, 2008 and 2007, as if the purchase had occurred at the beginning of the periods indicated are as follows (in thousands, except per share amounts):

	For the Three Months		For the Six Months Ended
	Ended March 31,		March 31,
	2008	2007	2008	2007
Net sales	$13,628	$13,560	$26,102	$26,870
Net loss to common shareholders	$(2,860)	$(3,991)	$(6,419)	$(10,412)
Net loss per common share — basic and diluted	$(0.34)	$(0.50)	$(0.77)	$(1.31)
Weighted average common and common share equivalents — basic and diluted	8,397	8,012	8,325	7,974
Pro forma adjustments relate to amortization of intangible assets, interest expense resulting from acquisition financing and certain other adjustments. The above unaudited pro forma consolidated results of operations are for comparative purposes only and are not necessarily indicative of results that would have occurred had the acquisition been consummated as of the beginning of the periods presented, nor are they necessarily indicative of future results.
Note 3. Stock-Based Compensation
In February 2007 the Company adopted the 2007 Long Term Incentive and Stock Option Plan (the 2007 Plan). The 2007 Plan permits the granting of “incentive stock options” meeting the requirements of Section 422 of the Internal Revenue Code of 1986, as amended, and nonqualified options that do not meet the requirements of Section 422. Stock appreciation rights and restricted stock awards may also be granted under the 2007 Plan. A total of 500,000 shares of the Company’s common stock were originally reserved for issuance pursuant to options granted or shares awarded under the 2007 Plan. The 2007 Plan has an evergreen provision in which the maximum number of Shares that may be issued under the 2007 Plan shall be cumulatively increased on January 1, 2008 and on each January 1 thereafter for nine years by the lesser of (i) 500,000 Common Shares, (ii) 3% of the Company’s outstanding Common Shares, on an as-converted basis, as of the preceding December 31 and (iii) a number of Common Shares determined by the Board or Committee. The Company has 103,149 shares authorized and available for future equity awards as of March 31, 2008. Generally, the options that are granted under the 2007 Plan are exercisable for a period of five to ten years from the date of grant and vest over a period of up to three years from the date of grant.
Stock Options
Effective October 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R) (“SFAS 123(R)”), Share-Based Payment, which requires the measurement and recognition of compensation expense for all share-based payment awards to employees and directors based on estimated fair values. SFAS 123(R) superseded the Company’s previous accounting methodology using the intrinsic value method under APB Opinion No. 25.
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

The fair value of each option is estimated at the grant date using the Black-Scholes option-pricing model. The weighted average fair value at the date of grant and the assumptions used to determine such values are indicated in the following table (number of shares in thousands):

	For the Three Months Ended		For the Six Months Ended
	March 31,		March 31,
	2008	2007	2008	2007
Number of shares granted	275	544	296	854
Fair value	$0.80	$1.84	$0.80	$1.82
Risk-free interest rate	2.12%	4.68%	2.22%	4.65%
Expected volatility	31.13%	35.17%	30.97%	35.67%
Expected life (in years)	3.7	4.4	3.7	4.1
Dividend yield	—	—	—	—
The Company estimates the volatility of the common stock at the date of grant based on a historical volatility rate, consistent with SFAS 123(R) and Securities and Exchange Commission Staff Accounting Bulletin No. 107 (SAB 107). The decision to use historical volatility was based upon the lack of traded common stock options. The expected term is estimated consistent with the simplified method identified in SAB 107, whose use was extended by Securities and Exchange Commission Staff Accounting Bulletin No. 110 (SAB 110). The simplified method calculates the expected term as the average of the vesting and contractual terms of the award. The risk-free interest rate assumption is based on observed interest rates appropriate for the term of the options. The Company uses historical data to estimate pre-vesting option forfeitures and records share-based compensation expense only for those awards that are expected to vest. The fair value of stock options are amortized over the vesting period of the awards utilizing a straight-line method.
The following table summarizes information relating to outstanding stock option activity for the period ended March 31, 2008 (number of shares in thousands):

		Weighted
		Average
	Shares	Exercise Price

Options outstanding at September 30, 2007	1,232	$5.01
Granted	296	3.01
Exercised	(15)	2.98
Cancelled	(158)	4.29

Options outstanding at March 31, 2008	1,355	$4.68

Total intrinsic value of stock options exercised during the six months ended March 31, 2008 was $2,000. The intrinsic value of stock options outstanding and stock options outstanding and exercisable was $113,000 and $10,000 as of March 31, 2008, respectively. Information regarding options outstanding and exercisable at March 31, 2008 is as follows (number of shares in thousands):

	Options Outstanding			Options Exercisable
		Weighted Average			Weighted Average
Range of		Remaining			Remaining
exercise	Number of	Contractual Life	Weighted Average	Number of	Contractual Life	Weighted Average
price	Shares	(Years)	Exercise Price	Shares	(Years)	Exercise Price
$2.85 — $2.99	270	5.3	$2.99	25	9.7	$2.99
$3.03 — $3.99	56	3.5	3.70	31	1.2	3.78
$4.33 — $4.98	96	4.8	4.79	37	6.0	4.92
$5.03 — $5.40	933	4.5	5.22	392	4.5	5.20

	1,355	4.7	$4.68	485	4.7	$4.98

The Company recognizes compensation expense ratably over the vesting period of the options. Compensation expense was $218,000 and $143,000 for the three month periods ended March 31, 2008 and 2007; and $372,000 and $212,000 for the six months month periods ended March 31, 2008 and 2007, respectively. As of March 31, 2008, there was approximately $1,097,000 of total unrecognized compensation costs related to stock option awards that are expected to be recognized over a weighted average period of 2.1 years.
Restricted Stock Awards
The Company currently grants restricted shares of common stock in addition to stock options as part of its long-term incentive compensation to employees. The fair value of restricted stock awards is determined based on the closing market price of our stock on the date of grant. Restricted stock awards vests over a period of one to six years for employees and vests immediately for directors. Shares granted may be sold once vested.
The following table summarizes information relating to restricted stock activity as of March 31, 2008 (number of shares in thousands):

		Weighted Average
		Grant Date Fair
	Shares	Value

Restricted stock outstanding at September 30, 2007	361	$5.22
Granted	138	3.00
Vested	(127)	4.95
Forfeited	(10)	5.03

Restricted stock outstanding at March 31, 2008	362	$4.47

The Company recognizes compensation expense ratably over the vesting period of the restricted stock. Compensation expense was $283,000 and $378,000 for the three months ended March 31, 2008 and 2007; and $511,000 and $715,000 for the six months ended March 31, 2008 and 2007, respectively. The weighted average grant date fair value of restricted stock awards was $3.00 and $5.38 for the six months ended March 31, 2008 and 2007, respectively.

At March 31, 2008, the Company had $1,045,000 of unrecognized compensation costs related to non-vested restricted stock awards that are expected to be recognized over a weighted average period of 2.3 years.
Note 4. Commitments
Leases
The Company leases its office, warehouse, and certain office equipment under non-cancelable operating leases. The facility leases require that the Company pay a portion of the real estate taxes, maintenance, utilities and insurance.
Approximate future minimum rental commitments, excluding common area costs under these non-cancelable operating leases, are as follows (in thousands):

Years ending September 30,
2008	$1,017
2009	781
2010	795
2011	604
2012	421
Thereafter	993

Total	$4,611

Rental expense, including common area costs, was $329,000 and $76,000 for the three months ended March 31, 2008 and 2007, respectively, and $496,000 and $147,000 for the six months ended March 31, 2008 and 2007, respectively.
401(k) Plan
The Company has a 401(k) plan covering substantially all employees and the plan is operated on a calendar year basis. The Company provides an employer matching contribution equal to 50% of an employee’s contribution for employee deferrals of up to 6% of their compensation. Matching contributions were $68,000 and $36,000 for the three months ended March 31, 2008 and 2007, respectively, and $108,000 and $71,000 for the six months ended March 31, 2008 and 2007, respectively.
Note 5. Financing Arrangements
In connection with the financing of the acquisition of GeoLogic Solutions, Inc., the Company entered into a three-year secured credit facility with Silicon Valley Bank (“SVB”) consisting of a $10.0 million revolving line of credit bearing interest at a floating rate equal to 0.5% over SVB’s Prime Rate. The credit facility is secured by substantially all the assets of the Company. Interest is paid monthly in arrears, and the entire amount of any outstanding principal is due at maturity on January 30, 2011. The credit agreement contains certain financial covenants which impose a minimum level of net worth and fixed charge coverage ratio.

Also in connection with the acquisition of GeoLogic Solutions, Inc., the Company entered into a four year secured credit facility consisting of an $8.0 million term loan with Partner’s for Growth II, L.P. (“PFG”) bearing interest at a fixed rate of 14.5%, subject to adjustment under various circumstances. Under the terms of the loan agreement, the Company must comply with financial covenants specifying minimum levels of net worth and fixed charge coverage ratio. The loan is secured by substantially all the assets of the Company and is subordinate to the security interest of SVB. Interest is payable monthly, and the Company is required to make periodic principal payments on specified dates over the term of the loan with the remainder of the unpaid principal due at maturity on January 31, 2012.
In addition to the preceding sources of financing, the Company also issued $2.0 million of debt obligations to the seller (the “Seller Notes”) in conjunction with the acquisition of GeoLogic. The Seller Notes bear interest at an annual rate of 11% and mature in full on January 31, 2009. A portion of the Seller Notes with a principal amount of $525,000 are convertible into common stock of the Company upon maturity, in the event the Company does not repay such Seller Notes in full. The conversion amount for such Seller Notes is $3.308 per share. The Seller Notes are subordinate to the security interests of SVB and PFG.
Long- term obligations and notes payable consist of the following (in thousands):

	March 31, 2008	September 30, 2007

Senior secured revolving credit facility	$8,223	$—
Secured term loan	8,000	—
Capitalized leases	292	381

	16,515	381
Less current maturities	128	161

Total long-term obligations	$16,387	$220

Subordinated notes	$1,475	$—
Subordinated convertible notes	525	—

Total notes payable	$2,000	$—

Note 6. Shareholders’ Equity
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
Series B
The Company’s Board of Directors has authorized the sale of up to 1,700,000 shares of Series B Preferred Stock through a private placement. In December 2003, the Company has sold 1,613,000 shares of Series B Preferred Stock for $4,097,000, or $2.54 per share. Each share of the Preferred Stock is convertible into one share of the Company’s common stock. The price per share of the Series B Preferred Stock and the conversion price for the common stock were equal to the “market value” of the common stock (as defined in the rules of the Nasdaq Stock Market) on the date of execution of the definitive agreements. The Series B Preferred Stock pays an annual cumulative dividend of 4% of the original issue price (payable semi-annually). The dividend is payable in additional shares of Series B Preferred Stock rather than cash, at the option of the holders, and has a non-participating preferred liquidation right equal to the original issue price plus accrued unpaid dividends.
For the six months ended March 31, 2008 and 2007, the Company issued 37,000 and 36,000 shares, respectively, of Series B Preferred Stock for payment of accrued dividends. Based on the market value of the Company’s common stock on the date of the dividend payment, the payment of the dividend in additional shares of Series B Preferred Stock resulted in a non-cash dividend of $137,000 and $185,000, for the six months ended March 31, 2008 and 2007, respectively.
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
Series C
The Company’s Board of Directors has authorized the sale of up to 1,400,000 shares of Series C Preferred Stock through a private placement. In September 2005, the Company has sold 1,269,000 shares of Series C Preferred Stock for $5,000,000, or $3.94 per share. Each share of the Series C Preferred Stock is convertible into one share of the Company’s common stock. The price per share of Series C Preferred Stock and the conversion price for the common stock is equal to the “market value” of the common stock (as defined in the rules of the Nasdaq Stock Market) on the date of execution of the definitive agreements. The Series C Preferred Stock does not pay a dividend, unless the Company declines to redeem the stock upon demand of the holders after an Acceleration Event (as defined in the Certificate of Designation of the Series C Preferred Stock). In that case, the Series C Preferred Stock pays an annual cumulative dividend of 4% of the original issue price (payable in cash). The Series C Preferred Stock has a non-participating liquidation right equal to the original issue price, plus accrued unpaid dividends which are senior to our common stock and junior to the Series B Preferred Stock. The Company may redeem the Series C Preferred Stock at its option after five years from the date of issuance at the original issue price, plus accrued unpaid dividends, if the market value of the common stock is at least three times the then effective conversion price for a specified period.
Series D
The Company’s Board of Directors has authorized the sale of up to 1,600,000 shares of Series D Preferred Stock through a private placement. In June 2007, the Company has sold 1,567,000 shares of Series D Preferred Stock for $6,000,000, or $3.83 per share. Each share of the Series D Preferred Stock is convertible into one share of the Company’s common stock. The price per share of Series D Preferred Stock and the conversion price for the common stock is equal to the “market value” of the common stock (as defined in the rules of the Nasdaq Stock Market) on the date of execution of the definitive agreements. The Series D Preferred Stock does not pay a dividend, unless the Company declines to redeem the stock upon demand of the holders after an Acceleration Event (as defined in the Certificate of Designation of the Series D Preferred Stock). In that case, the Series D Preferred Stock pays an annual cumulative dividend of 4% of the original issue price (payable in cash). The Series D Preferred Stock has a non-participating liquidation right equal to the original issue price, plus accrued unpaid dividends which are senior to our common stock and junior to the Series B and Series C Preferred Stock. The Company may redeem the Series D Preferred Stock at its option after five years from the date of issuance at the original issue price, plus accrued unpaid dividends, if the market value of the common stock is at least three times the then effective conversion price for a specified period.
Common Stock Warrants
The Company has issued warrants for the purchase of common stock to directors, consultants and placement agents. Compensation expense associated with the warrants has not been material. The Company has also issued warrants as a component of preferred stock offerings and debt financing.
The following table summarizes information relating to outstanding common stock warrants as of March 31, 2008 (number of shares and intrinsic value in thousands):

			Weighted Average
			Remaining
		Weighted Average	Contractual Life	Aggregate Intrinsic
	Number of Shares	Exercise Price	(Years)	Value
Warrants outstanding at September 30, 2007	1,538	$3.61	2.89	$44
Granted	457	3.31	4.84	—
Exercised	—	—	—	—
Cancelled	—	—	—	—

Warrants outstanding at March 31, 2008	1,995	$3.54	2.95	$261

During the three months ended March 31, 2008, 457,000 warrants were issued in connection with the debt incurred to finance the acquisition of GeoLogic Solutions, Inc. As of March 31, 2008, 1,995,000 common stock warrants were exercisable.

Note 7. Net Loss Per Share
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
At March 31, 2008 and 2007, the Company had options and warrants outstanding to purchase a total of 3,350,786 and 2,267,000 shares of common stock, at a weighted-average exercise price of $4.00 and $4.33, respectively. Because the Company incurred net losses for the three and six month periods ended March 31, 2008 and 2007, the inclusion of potential common shares in the calculation of diluted net loss per common share would have an anti-dilutive effect.
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
Overview
XATA is a leading provider of fleet management solutions to the truck transportation industry. Our software-as-a-service (SaaS) fleet solution and value-added services enable customers to enhance the productivity of fleet operations across the entire supply chain, resulting in reduced costs, improved regulatory compliance and improved driver safety.
Over the past two decades, XATA has partnered with the nation’s largest private fleets and leasing companies, including Sysco, Kellogg’s snack division, Amoco, Coca Cola and Penske, to find and develop technologies that provide information about their fleets and transform that data into actionable intelligence.
On January 31, 2008, XATA completed its acquisition of GeoLogic Solutions, which provides the commercial trucking industry with wireless asset management solutions in the for-hire segment of the over-the-road transportation sector. GeoLogic’s mobile communications and tracking system, MobileMax™ (“MobileMax”), has approximately 35,000 licensed users across North America.
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

Software sales contracts for OpCenter and MobileMax, as well as sales contracts for XATANET that were entered into prior to January 1, 2006 include software application service arrangements. The terms of those contracts did not meet the requirements described in Emerging Issues Task Force (EITF) 00-03, Application of AICPA Statement of Position 97-2 to Arrangements That Include the Right to Use Software Stored on Another Entity’s Hardware, to account for it under SOP 97-2 and SAB 104 and resulted in the recognition of all revenue ratably over the term of the agreement. During the fiscal year ending September 30, 2006, we changed the terms of all new XATANET contracts, such that all the requirements of EITF 00-03 related to software delivery are met and the contracts are accounted for under SOP 97-2. For these new contracts, revenue is recognized based on the multiple element arrangement accounting described above.
Allowance for doubtful accounts and sales returns. We grant credit to customers in the normal course of business. The majority of our accounts receivable and investment in sales-type leases receivable are due from companies with fleet trucking operations in a variety of industries. In general, we do not require collateral or other security to support accounts receivable, although sales-type leases receivable are secured by a retained security interest in the leased equipment. Accounts receivable are typically due from customers within 30 days and are stated at amounts due from customers net of an allowance for doubtful accounts and sales returns. Accounts receivable outstanding longer than the contractual payment terms are considered past due. To reduce credit risk, management performs ongoing evaluations of its customers’ financial condition. We determine the adequacy of the allowance for doubtful accounts by considering a number of factors, including the length of time trade receivables are past due, our previous loss history, the customer’s current ability to pay its obligation, and the condition of the general economy and the industry as a whole. The bad debt expense is included as a selling, general and administrative expense. The balance of the allowance for doubtful accounts at March 31, 2008 and September 30, 2007 was $669,000 and $130,000, respectively.
We determine our allowance for sales returns by considering several factors, including history of prior sales credits issued. We regularly assess the allowance for sales returns and increase it as needed. When we accept a product return or issue a sales credit for which we had specifically increased the allowance, we write-off the associated accounts receivable and decrease the allowance for sales returns. At March 31, 2008 and September 30, 2007, the Company had an allowance for sales returns of $104,000 and $126,000, respectively.
Goodwill and Intangible Assets. The Company records goodwill when the purchase price of net tangible and intangible assets acquired exceeds their fair value. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company reviews goodwill for impairment at least annually or more frequently if an event occurs indicating the potential for impairment. Intangible assets are carried at cost less accumulated amortization. The Company amortizes the cost of identified intangible assets on a straight-line basis over their expected economic lives. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company reviews intangible assets that have finite useful lives when an event occurs indicating the potential for earlier impairment.

The Company reviews for impairment using facts or circumstances, either internal or external, indicating that it may not recover the carrying value of the asset. The Company measures impairment losses related to long-lived assets based on the amount by which the carrying amounts of these assets exceed their fair values. The Company measures fair value under SFAS No. 144, which is generally based on the present value of estimated future cash flows. The Company’s analysis is based on available information and on assumptions and projections it considers to be reasonable and supportable. The cash flow analysis considers the likelihood of possible outcomes and is based on the Company’s best estimate of projected future cash flows. If necessary, the Company performs subsequent calculations to measure the amount of the impairment loss based on the excess of the carrying value over the fair value of the impaired assets.
Product Warranties. We sell our hardware products with a limited warranty, with an option to purchase extended warranties. We provide for estimated warranty costs at the time of sale and for other costs associated with specific items at the time their existence and amount are determinable. Factors affecting the product warranty liability include the number of units sold, historical and anticipated rates of claims and cost per claim. We periodically assess the adequacy of the product warranty liability based on changes in these factors. At March 31, 2008 and September 30, 2007, the Company had an accrual for product warranties of $1,085,000 and $911,000, respectively.
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
Income taxes. We account for income taxes following the provisions of SFAS No. 109, Accounting for Income Taxes. SFAS No. 109 requires that deferred income taxes be recognized for the future tax consequences associated with differences between the tax basis of assets and liabilities and their financial reporting amounts at each year end, based on enacted tax laws and statutory rates applicable to the periods in which the differences are expected to affect taxable earnings. The effect of changes in tax rates is recognized in the period in which the rate change occurs. Valuation allowances are established when necessary to reduce deferred tax assets to the amount more likely than not to be realized. We have provided a full valuation allowance against the net deferred tax assets as of March 31, 2008 and September 30, 2007.

Results of Operations for the three months and six months ended March 31, 2008 and 2007
The following table sets forth certain Statements of Operations data as a percentage of net sales:

	Three months ended		Six months ended
	March 31,		March 31,
	2008	2007	2008	2007

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	50.5%	42.8%	49.2%	44.5%
Selling, general and administrative	47.5%	42.1%	47.8%	40.8%
Research and development	11.9%	12.5%	12.5%	13.8%
Operating loss	(8.9%)	(11.9%)	(11.1%)	(10.1%)
Net loss	(11.0%)	(10.7%)	(11.9%)	(9.0%)
Net Sales
Net sales increased 48.6% to $12.1 million for the three months ended March 31, 2008 compared to $8.2 million for the same period in fiscal 2007. The increase in sales for the three months ended March 31, 2008 was driven by a 45.3% increase in XATANET subscription revenue and two months of sales relating to the acquisition of GeoLogic Solutions, Inc. Comparable net sales, excluding GeoLogic Solutions, Inc. sales, for the three months ended March 31, 2008 increased by 8.9% or $0.7 million versus the same period of fiscal 2007 as the Company’s legacy OpCenter product sales continue to decline consistent with expectations as new and existing customers launch or migrate to XATANET systems. Net sales derived from recurring revenue increased 122.1% for the three months ended March 31, 2008 compared to the same period in fiscal 2007, including recurring revenue associated with the GeoLogic acquisition. Sales from recurring products continue to increase as the result of increasing unit sales and low customer attrition. For the three months ended March 31, 2008, recurring revenue contributed 47.9% of total revenue compared to 32.0% of total revenue for the comparable period in fiscal 2007.
Net sales increased 24.4% to $19.8 million for the six months ended March 31, 2008 compared to $15.9 million for the same period in fiscal 2007. Net sales for the six months ended March 31, 2008 reflects the additional sales relating to the acquisition of GeoLogic Solutions, Inc. For the six months ended March 31, 2008, comparable net sales increased by 4.0% or $0.6 million over the same period in fiscal 2007 reflecting strong XATANET sales partially offset set by the continuing decline in the Company’s legacy OpCenter product. The net sales for the six months ended March 31, 2008 reflects an increase in XATANET subscription revenue of 44.7%. For the six months ended March 31, 2008, recurring revenue contributed 45.2% of total revenue compared to 31.0% of total revenue for the comparable period in fiscal 2007.
Cost of Goods Sold
Cost of goods sold includes the direct product costs associated with fulfilling customer orders, warranty costs related to previously sold systems, communication and facility costs, product repair and refurbishment costs, and expenses associated with the enhancement of released products. Total cost of goods sold was $6.0 million for the three months ended March 31, 2008 compared to $4.7 million for the three months ended March 31, 2007. Gross margin as a percentage of net sales increased 7.7 percentage points to 50.5% for the three months ended March 31, 2008 versus 42.8% in the same period last year. The improvement in gross margin was driven by higher gross margin XATANET revenue and continuing growth in the higher margin recurring revenue products.
Total cost of goods sold was $10.1 million for the six months ended March 31, 2008 compared to $8.9 million for the six months ended March 31, 2007. Gross margin as a percentage of net sales increased 4.7 percentage points to 49.2% for the six months ended March 31, 2008 versus 44.2% in the same period of fiscal 2007.
Selling, General and Administrative Expenses
Selling, general and administrative expenses consist of employee wages in our support, sales and administration functions, marketing and promotional expenses, executive and administrative costs, accounting and professional fees, recruiting costs and provision for doubtful accounts. Selling, general and administrative expenses were $5.7 million and $9.5 million for the three months and six months ended March 31, 2008, respectively. Selling, general and administrative expense reflects the increased size of the organization including $0.3 million of intangible amortization related to the acquisition of GeoLogic and investments in our brand strategy, professional services and direct sales model.
Research & Development Expenses
Research and development expenses consist of employee salaries and expenses related to development personnel and consultants, as well as expenses associated with software and hardware development. Research and development expenses were $1.4 million and $2.5 million for the three months and six months ended March 31, 2008, respectively. The Company did not capitalize any development costs for the six months ended March 31, 2008 and capitalized $0.2 million development costs for the six months ended March 31, 2007.
Interest Income and Expense
Interest income increased by $49,000 for the six months ended March 31, 2008 as a result of higher average cash balances and improved interest rates compared to the same period of fiscal 2007.
Interest expense increased by $0.4 million for the six months ended March 31, 2008 as the result of the $18.2 million of debt incurred to finance the acquisition of GeoLogic Solutions, Inc.
Income Taxes
No income tax benefit or expense was recorded for the six month period ended March 31, 2008 or 2007. Because we have had continued operating losses and do not have objectively verifiable positive evidence of future taxable income as prescribed by SFAS No. 109, we concluded that a full valuation allowance was appropriate. Realization of deferred tax assets is dependent on future taxable income during the periods when deductible temporary differences and carryforwards are expected to be available to reduce taxable income. The amount of the net deferred tax asset considered realizable could be increased in the future if we return to profitability and actual future taxable income is higher than currently estimated. At

September 30, 2007, we had federal net operating loss carryforwards of approximately $24.8 million.
Net Loss to Common Shareholders
We generated net losses to common shareholders of $2.5 million for the six months ended March 31, 2008, compared to net losses to common shareholder of $1.6 million for the six months ended March 31, 2007. The difference between net loss applicable to common shareholders and net loss relates to the paid dividends and deemed dividends to the holders of the Series B Preferred Stock.
Liquidity and Capital Resources
As of March 31, 2008, we held approximately $8.0 million in cash and cash equivalents, and working capital totaled $8.1 million. Cash used in operations was $2.8 million for the six months ended March 31, 2008 driven by changes to working capital.
Cash used in investing activities of $20.6 million for the six months ended March 31, 2008 reflects capital investments made for computer equipment and the new office facility and acquisition related expenditures.
Our Series B Preferred Stock prohibits payment of dividends to the holders of any other capital stock unless and until we have paid dividends accrued on the Series B Preferred Stock, which pays an annual cumulative dividend of 4% of the original issue price. At the option of the Series B Preferred Stock holders, such dividends are payable in additional shares of Series B Preferred Stock rather than cash. For the six months ended March 31, 2008 and 2007, the Company issued 37,122 and 35,680 shares, respectively, of Series B Preferred Stock to the holders thereof for payment of accrued stock dividends. We are further restricted from dividend payments by our primary lender.
On January 31, 2008, the Company acquired all of the outstanding stock of GeoLogic Solutions, Inc. (“GeoLogic”) for a total purchase price consisting of $15.3 million in cash, 90,689 shares of common stock of the Company, and $2.0 million in Seller Notes. The Seller Notes bear interest at an annual rate of 11% and mature in full on January 31, 2009. A portion of the Seller Notes with a principal amount of $525,000 are convertible into common stock of the Company upon maturity, in the event the Company does not repay such Seller Notes in full. The conversion price for such Seller Notes is $3.308 per share.
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

We believe our existing funds, debt facilities and vendor terms will provide adequate cash to fund operating needs and remain compliant with our debt covenants for the foreseeable future. However, a protracted decline in revenue, significant revenue growth or an increase in product development in the near term may require us to obtain external funding. No assurance can be given that we will be able to secure any required additional financing when needed, or that such financing, if obtained at all, will be on terms favorable or acceptable to us. If additional financing is required and we are unable to secure such additional financing, we may need to implement measures to slow our growth or reduce operating costs, including reductions to product development, marketing and other operating activities.
Item 3. Quantitative and Qualitative Disclosures about Market Risk.
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
In connection with financing the acquisition of GeoLogic, the Company entered into a three-year secured credit facility with Silicon Valley Bank (“SVB”) consisting of a $10.0 million revolving line of credit bearing interest at a floating rate equal to 0.5% over SVB’s Prime Rate. As a result of this financing agreement, the Company is subject to market risk based on interest rate volatility.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures and Internal Control over Financial Reporting
On March 31, 2008, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Rule 13a-15(e)). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) accumulated and communicated to the Chief Executive Officer and Chief Financial Officer to allow timely decisions regarding required disclosure.
There were no changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
          None
Item 1A. Risk Factors.
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
Our acquisition of GeoLogic is accompanied by a variety of risks, any of which may adversely affect our business.
     On January 31, 2008, we completed our acquisition of GeoLogic Solutions, Inc. This acquisition is accompanied by a variety of risks commonly encountered in acquisitions of businesses, which include:
•	failure to achieve the financial and strategic goals for the acquired and combined business;

•	additional balance sheet leverage in connection with financing the acquisition;

•	overpayment for the acquired companies or assets;

•	difficulty and unexpected costs in assimilating the operations and personnel of the acquired businesses;

•	product liability and other exposure associated with acquired businesses or the sale of their products;

•	disruption of our ongoing business;

•	dilution of our existing stockholders and earnings per share;

•	unanticipated liabilities, legal risks and costs;

•	retention of key personnel;

•	distraction of management from our ongoing business; and

•	impairment of relationships with employees and customers as a result of integration of new management personnel.
These risks could harm our business, financial condition or results of operations, particularly given the significance of our acquisition of GeoLogic Solutions, Inc.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
          None

Item 3. Defaults Upon Senior Securities.
          None
Item 4. Submission of Matters to a Vote of Security Holders.
The annual meeting of shareholders of the Company was held on February 7, 2008. As of the record date, January 2, 2008, there were 8,516,755 shares of Common Stock and 4,723,763 shares of Series B and Series C Preferred Stock of the Company (which votes as if converted to Common Stock on 1 for 1 basis) entitled to vote at the meeting. There were in attendance at the meeting in person or by proxy holders of approximately 13.2 million shares of voting stock, which is equivalent to approximately 92% of the total number of eligible voting shares of the Company issued and outstanding.
Matters voted upon and the results thereof are as follows:
1.	The number of directors was set at seven (7), and seven (7) directors (including Christopher P. Marshall, who was elected by the holders of the Series B Preferred Stock, voting separately by ballot as a class) were elected to serve for a one-year term expiring when their successors are elected and qualified at the annual meeting in 2008.

	For	Withheld
John J. Coughlan	11,557,012	629,067
Carl M. Fredericks	11,603,688	582,391
Roger W. Kleppe	11,603,688	582,391
Charles R. Stamp Jr.	11,585,788	600,291
Thomas G. Hudson	11,606,079	580,000
Chad M. Lindbloom	11,608,479	577,600
Christopher P. Marshall	1,888,147	- 0 -
Item 5. Other Information.
          None
Item 6. Exhibits.
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 14, 2008	XATA Corporation (Registrant)
	by:	/s/ Mark E. Ties
Mark E. Ties
Chief Financial Officer (Signing as Principal Financial and Accounting Officer, and as Authorized Signatory of Registrant)