Form 10-Q
period 2008-06-30
XATA CORP /MN/
filed 2008-08-08
CIK 854398

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2008
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
Yes ☐       No ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
APPLICABLE ONLY TO CORPORATE ISSUERS
As of July 31, 2008, the following securities of the Registrant were outstanding: 8,762,679 shares of Common Stock, $.01 par value per share, 1,925,910 shares of Series B Preferred Stock, 1,269,036 shares of Series C Preferred Stock and 1,566,580 shares of Series D Preferred Stock.

XATA Corporation
Index

PART I – FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements.
XATA CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	Three months ended		Nine months ended
	June 30,		June 30,
	2008	2007	2008	2007
Net sales	$16,167	$7,984	$35,983	$23,920

Costs and expenses
Cost of goods sold	8,542	4,282	18,609	13,133
Selling, general and administrative	6,218	3,620	15,693	10,115
Research and development	1,599	1,061	4,078	3,258

Total costs and expenses	16,359	8,963	38,380	26,506

Operating loss	(192)	(979)	(2,397)	(2,586)
Interest income	86	109	327	298
Interest expense	(531)	(5)	(918)	(18)

Loss before income taxes	(637)	(875)	(2,988)	(2,306)
Income tax expense	—	—	—	—

Net loss	(637)	(875)	(2,988)	(2,306)

Preferred stock dividends	(49)	(46)	(143)	(138)
Preferred stock deemed dividends	(26)	(722)	(69)	(817)

Net loss to common shareholders	$(712)	$(1,643)	$(3,200)	$(3,261)

Net loss per common share — basic and diluted	$(0.08)	$(0.21)	$(0.39)	$(0.41)

Weighted average common and common share equivalents — basic and diluted	8,411	7,959	8,293	7,908

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

XATA CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	June 30, 2008	September 30, 2007
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$8,284	$13,675
Accounts receivable, less allowances for doubtful accounts and sales returns of $752 at June 30, 2008 and $256 at September 30, 2007	10,042	3,280
Inventories	3,305	2,672
Deferred product costs	1,260	752
Current portion of investment in sales-type leases	873	—
Prepaid expenses and other current assets	1,250	393

Total current assets	25,014	20,772

Equipment and leasehold improvements, net	3,930	1,583
Intangible assets	12,944	—
Goodwill	1,702	—
Deferred product costs, net of current portion	2,335	1,798
Investment in sales-type leases, net of current portion	523	—
Other assets	871	—

Total assets	$47,319	$24,153

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$5,165	$3,419
Current portion of long-term obligations	2,111	161
Accrued expenses	5,219	3,548
Deferred revenue	4,343	3,105

Total current liabilities	16,838	10,233

Long-term obligations, net of current portion	16,365	220
Deferred rent, net of current portion	825	98
Deferred revenue, net of current portion	7,028	6,524

Total liabilities	41,056	17,075

Shareholders’ Equity
Preferred stock, no par, 10,000 shares authorized:
Series B, 4% convertible, 2,250 shares designated; shares issued and outstanding: 1,926 at June 30, 2008 and 1,851 at September 30, 2007	5,181	4,921
Series C, convertible, 1,400 shares designated; 1,269 shares issued and outstanding at June 30, 2008 and September 30, 2007	4,845	4,845
Series D, convertible, 1,600 shares designated; 1,567 shares issued and outstanding at June 30, 2008 and September 30, 2007	5,937	5,937
Common stock, par value $0.01 per share; 25,000 shares authorized; shares issued and outstanding: 8,763 at June 30, 2008 and 8,516 at September 30, 2007	88	85
Additional paid-in capital	27,882	25,760
Accumulated deficit	(37,670)	(34,470)

Total shareholders’ equity	6,263	7,078

Total liabilities and shareholders’ equity	$47,319	$24,153

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

XATA CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(in thousands)
(Unaudited)

	Series B		Series C		Series D				Additional	Unearned
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Paid-In	Stock-Based	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Compensation	Deficit	Total
Balance at September 30, 2006	1,779	$4,579	1,269	$4,845	—	$—	7,963	$80	$23,246	$(900)	$(26,660)	$5,190

Common stock issued on exercise of options	—	—	—	—	—	—	14	—	54	—	—	54
Issuance of restricted shares of common stock	—	—	—	—	—	—	450	4	(4)	—	—	—
Elimination of unearned compensation	—	—	—	—	—	—	—	—	(900)	900	—	—
Stock based compensation	—	—	—	—	—	—	—	—	2,021	—	—	2,021
Forfeiture of restricted shares of common stock	—	—	—	—	—	—	(23)	—	—	—	—	—
Issuance of common stock	—	—	—	—	—	—	112	1	604	—	—	605
Issuance of preferred stock and warrants	—	—	—	—	1,567	5,279	—	—	739	—	—	6,018
Preferred stock dividends	72	183	—	—	—	—	—	—	—	—	(185)	(2)
Preferred stock deemed dividends	—	159	—	—	—	658	—	—	—	—	(817)	—
Net loss	—	—	—	—	—	—	—	—	—	—	(6,808)	(6,808)

Balance at September 30, 2007	1,851	4,921	1,269	4,845	1,567	5,937	8,516	85	25,760	—	(34,470)	7,078

Common stock issued on exercise of options	—	—	—	—	—	—	15	—	43	—	—	43
Issuance of restricted shares of common stock			—	—	—	—	151	2	(2)	—	—	—
Stock based compensation	—	—	—	—	—	—	—	—	1,238	—	—	1,238
Forfeiture of restricted shares of common stock	—	—	—	—	—	—	(10)	—	—	—	—	—
Issuance of common stock and warrants	—	—	—	—	—	—	91	1	843	—	—	844
Preferred stock dividends	75	191	—	—	—	—	—	—	—	—	(143)	48
Preferred stock deemed dividends	—	69	—	—	—	—	—	—	—	—	(69)	—
Net loss	—	—	—	—	—	—	—	—	—	—	(2,988)	(2,988)

Balance at June 30, 2008	1,926	$5,181	1,269	$4,845	1,567	$5,937	8,763	$88	$27,882	$—	$(37,670)	$6,263

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

XATA CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine Months Ended June 30,
	2008	2007
Cash flows from operating activities
Net loss	$(2,988)	$(2,306)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation of fixed assets and amortization of intangibles	1,701	653
Amortization of debt financing costs	104	—
Issuance of warrants for services rendered	—	33
Stock based compensation	1,238	1,497
Changes in assets and liabilities, net of the impact of acquisitions:
Accounts receivable, net	(2,711)	1,551
Inventories	2,101	286
Deferred product costs	(1,044)	2,258
Prepaid expenses and other assets	(651)	(86)
Lease equipment receivable	429	—
Accounts payable	(1,205)	(224)
Accrued expenses	(913)	(410)
Deferred rent	33	—
Deferred revenue	1,741	(1,559)

Net cash (used in) provided by operating activities	(2,165)	1,693

Cash flows from investing activities
Purchase of equipment and leasehold improvements	(2,757)	(202)
Additions to system development costs	—	(160)
Purchase of GeoLogic Solutions, Inc., net of cash acquired	(16,277)	—

Net cash (used in) investing activities	(19,034)	(362)

Cash flows from financing activities
Borrowings on long-term obligations	16,224	—
Payments on long-term obligations	(128)	(80)
Payments on financing costs	(339)	—
Proceeds from issuance of common stock	—	605
Proceeds from issuance of preferred stock and warrants	—	5,978
Proceeds from options exercised and warrants issued	51	53

Net cash provided by financing activities	15,808	6,556

(Decrease) increase in cash and cash equivalents	(5,391)	7,887

Cash and cash equivalents
Beginning	13,675	6,354

Ending	$8,284	$14,241

Supplemental disclosures of cash flow information
Cash payments for interest	$627	$17

Supplemental schedule of noncash investing and financing activities
Preferred stock deemed dividends	69	817
Preferred stock dividends payable	16	16
Preferred stock dividends paid	191	183
Equipment purchased under capital lease	—	98
Issuance of warrants in consideration for financing fees	535	—
Issuance of sellers note	2,000	—
Issuance of common stock in consideration for GeoLogic purchase	300	—
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
With regard to software arrangements involving multiple elements, the Company allocates revenue to the software and service elements based on the relative fair value of each element with the residual amount allocated to the system revenue which is recognized upon delivery. The Company’s determination of fair value relating to the software and service elements in multiple-element arrangements is based on vendor-specific objective evidence (VSOE). The Company limits its assessment of VSOE for each element to the price charged when the same element is sold separately. The Company has analyzed all of the elements included in its multiple-element arrangements and has determined that it has sufficient VSOE to allocate revenue to consulting services and post-contract customer support (PCS) components of its license arrangements. The Company sells its consulting services separately, and has established VSOE on this basis. VSOE for PCS components are determined based upon the customer’s annual renewal rates for these elements. Accordingly, assuming all other revenue recognition criteria are met, revenue from licenses is recognized upon delivery, and revenue from PCS components are recognized ratably over the applicable term, typically one year.
Contract terms of some of our multiple element agreements did not meet the requirements described in Emerging Issues Task Force
(EITF) 00-03, Application of AICPA Statement of Position 97-2 to Arrangements That Include the Right to Use Software Stored on Another Entity’s Hardware, to account for it under SOP 97-2 and SAB 104 and resulted in the recognition of all revenue ratably over the term of the agreement. During the fiscal year ending September 30, 2006, we changed the terms of all new XATANET contracts, such that all the requirements of EITF 00-03 related to software delivery are met and the contracts are accounted for under SOP 97-2. For these new XATANET contracts, revenue is recognized based on the multiple element arrangement accounting described above.
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
The Company determines its allowance for doubtful accounts based upon a number of factors, including the length of time trade receivables are past due, the Company’s previous loss history, the customer’s current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole. The provision for doubtful accounts is recorded as a charge to operating expenses. The balance of the allowance for doubtful accounts at June 30, 2008 and September 30, 2007 was $635,000 and $130,000, respectively.
The Company determines its allowance for sales returns by considering several factors, including history of prior sales credits issued. The Company regularly assesses the allowance for sales returns and increases it as needed. The provision for sales returns is recognized as a reduction of revenues. Unexpected or significant future changes in trends could result in a material impact to future statements of operations or cash flows. At June 30, 2008 and September 30, 2007, the Company had an allowance for sales returns of $117,000 and $126,000, respectively.
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
Inventories
Inventories consist of finished goods, parts and accessories, and repaired and refurbished inventories, and are stated at the lower of cost or market. Cost is determined on the standard cost method, which approximates the first-in, first-out method. Inventories consist of (in thousands):

	June 30,	September 30,
	2008	2007
Parts and accessories	$1,260	$1,021
Finished goods	2,005	1,651
Repair	40	—

Total inventories	$3,305	$2,672

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

Company under non-cancelable sales-type leases as of June 30, 2008 are as follows (in thousands):

Years ending September 30,
2008	$276
2009	901
2010	323
2011	42

Total minimum lease payments	1,542
Less: amount representing interest (at 11.71%)	(146)

Present value of net minimum sales-type lease payments	1,396
Less: current installments of investment in sales-type leases	(873)

Investment in sales-type leases, excluding current installments	$523

Interest income from sales-type leases was approximately $37,000 for the five month period subsequent to the acquisition of GeoLogic Solutions, Inc.
Other Assets
Included in other assets are debt financing costs which are amortized to interest expense over the term of the related financing agreement on a straight-line basis, which approximates the effective interest method. The carrying value of the prepaid debt financing costs is approximately $770,000, net of accumulated amortization of $104,000 as of June 30, 2008.
Equipment and Leasehold Improvements
Equipment is stated at cost and depreciated using the straight-line method over estimated useful lives of approximately three to seven years. Leasehold improvements are depreciated over the shorter of the lease term or their estimated useful lives (three to fifteen years).
Equipment and leasehold improvements consist of (in thousands):

	June 30,	September 30,
	2008	2007
Office furniture and equipment	$3,940	$3,353
Leasehold improvements	2,242	78
Engineering and manufacturing equipment	692	574
Operating-lease equipment	124	—

	6,998	4,005
Less: accumulated depreciation	(3,068)	(2,422)

Equipment and leasehold improvements, net	$3,930	$1,583

The Company disposed of $342,000 of fully depreciated assets during the nine months ended June 30, 2008.
Long-Lived Assets
The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss would be recognized when the sum of the undiscounted future net cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount.
Goodwill and Intangible Assets
As of June 30, 2008, the Company had a goodwill balance of $1.7 million that resulted from the Company’s acquisition of GeoLogic Solutions, Inc. on January 31, 2008. The Company records goodwill when the purchase price of net tangible and intangible assets acquired exceeds their fair value. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company will review goodwill for impairment at least annually or more frequently if an event occurs indicating the potential for impairment. Intangible assets are carried at cost less accumulated amortization. The Company amortizes the cost of identified intangible assets on a straight-line basis over their expected economic lives. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company reviews intangible assets that have finite useful lives when an event occurs indicating the potential for earlier impairment.
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
Based on the preliminary allocation of the purchase price for GeoLogic Solutions, Inc., intangible assets subject to amortization were as follows as of June 30, 2008 (in thousands):

	Weighted
	Average		Accumulated
	Life (years)	Cost	Amortization	Net
Acquired customer contracts	7.6	$13,500	$(703)	$12,797
Other intangibles	6.3	158	(11)	147

Total		$13,658	$(714)	$12,944

Future amortization expense, as of June 30, 2008, is expected to be as follows (in thousands):

Years Ending September 30,
2008	$429
2009	1,713
2010	1,713
2011	1,713
2012	1,713
Thereafter	5,663

Total expected amortization expense	$12,944

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
At June 30, 2008 and September 30, 2007, the Company had an accrual for product warranties included in accrued expenses of $1,105,000 and $911,000, respectively.
Shipping Costs
Shipping costs, which are classified as a component of cost of goods sold, were $138,000 and $86,000 for the three months ended June 30, 2008 and 2007 and $331,000 and $242,000 for the nine months ended June 30, 2008 and 2007, respectively. Customer billings related to shipping fees are reported as net sales.
Advertising Costs
Advertising costs consist primarily of ad campaigns, catalog brochures, promotional items and trade show expenses and are expensed as incurred. Advertising costs, which are included in selling, general and administrative expenses, were $375,000 and $56,000 for the three months ended June 30, 2008 and 2007 and $662,000 and $249,000 for the nine months ended June 30, 2008 and 2007, respectively.
Research and Development Costs
Research and development expenses are charged to expense as incurred. Such expenses include product development costs which have not met the capitalization criteria of Statement of Financial Accounting Standards SFAS No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed. No research and development costs were capitalized during the nine months ended June 30, 2008, and $160,000 were capitalized during the nine months ended June 30, 2007.
Income taxes

The Company accounts for income taxes following the provisions of SFAS No. 109, Accounting for Income Taxes. SFAS No. 109 requires that deferred income taxes be recognized for the future tax consequences associated with differences between the tax basis of assets and liabilities and their financial reporting amounts at each year end, based on enacted tax laws and statutory rates applicable to the periods in which the differences are expected to affect taxable earnings. The effect of changes in tax rates is recognized in the period in which the rate change occurs. Valuation allowances are established by the Company when necessary to reduce deferred tax assets to the amount more likely than not to be realized. The Company has provided a full valuation allowance against the net deferred tax assets as of June 30, 2008 and September 30, 2007.
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
Note 2. GeoLogic Solutions, Inc. Acquisition
On January 31, 2008, the Company acquired all of the outstanding stock of GeoLogic Solutions, Inc. The results of operations of GeoLogic Solutions, Inc. have been included in the Company’s consolidated results of operations since the date of acquisition. GeoLogic Solutions, Inc.

provides mobile communications and tracking systems for the transportation industry. The acquisition enhanced the Company’s product portfolio and broadened its addressable market.
The total purchase price included $15.3 million in cash, 90,689 shares of common stock (valued at $0.3 million) of the Company and $2.0 million in debt obligations to the seller of GeoLogic Solutions, Inc. The Company also incurred $1.6 million of transaction costs in connection with the acquisition. The Company incurred additional debt of $16.2 million in connection with the acquisition of GeoLogic Solutions, Inc.
The components of the purchase price and the preliminary allocation to the assets and liabilities based on their estimated fair values at the date of acquisition are as follows (in thousands):

Cash		$15,277
Debt obligations		2,000
Common stock		300
Transaction costs		1,557

Total purchase price		$19,134

Cash	$557
Other current assets	6,589
Property and equipment	578
Intangible and other assets	1,690
Current liabilities	(5,482)

Net assets		3,932
Acquired customer contracts		13,500
Goodwill		1,702

Total		$19,134

Unaudited pro forma results of operations for the three and nine month periods ended June 30, 2008 and 2007, as if the purchase had occurred at the beginning of the periods indicated are as follows (in thousands, except per share amounts):

	For the Three Months Ended		For the Nine Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Net sales	$16,167	$13,605	$42,936	$40,475

Net loss to common shareholders	$(637)	$(3,484)	$(6,977)	$(13,924)

Net loss per common share — basic and diluted	$(0.08)	$(0.43)	$(0.84)	$(1.74)

Weighted average common and common share equivalents — basic and diluted	8,411	8,050	8,293	7,999

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
Note 3. Stock-Based Compensation
In February 2007 the Company adopted the 2007 Long Term Incentive and Stock Option Plan (the 2007 Plan). The 2007 Plan permits the granting of “incentive stock options” meeting the requirements of Section 422 of the Internal Revenue Code of 1986, as amended, and nonqualified options that do not meet the requirements of Section 422. Stock appreciation rights and restricted stock awards may also be granted under the 2007 Plan. A total of 500,000 shares of the Company’s common stock were originally reserved for issuance pursuant to options granted or shares awarded under the 2007 Plan. The 2007 Plan has an evergreen provision in which the maximum number of Shares that may be issued under the 2007 Plan shall be cumulatively increased on January 1, 2008 and on each January 1 thereafter for nine years by the lesser of (i) 500,000 Common Shares, (ii) 3% of the Company’s outstanding Common Shares, on an as-converted basis, as of the preceding December 31 and (iii) a number of Common Shares determined by the Board or Committee. The Company has 79,625 shares authorized and available for future equity awards as of June 30, 2008. Generally, the options that are granted under the 2007 Plan are exercisable for a period of five to ten years from the date of grant and vest over a period of up to three years from the date of grant.
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
The fair value of each option is estimated at the grant date using the Black-Scholes option-pricing model. The weighted average fair value at the date of grant and the assumptions used to determine such values are indicated in the following table (number of shares in thousands):

	For the Three Months Ended		For the Nine Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Number of shares granted	27	25	323	879
Fair value	$0.87	$1.30	$0.81	$1.81
Risk-free interest rate	2.47%	4.65%	2.24%	4.65%
Expected volatility	29.88%	31.91%	30.88%	3.57%
Expected life (in years)	3.5	3.5	3.7	4.1
Dividend yield	—	—	—	—
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
The following table summarizes information relating to stock option activity for the period ended June 30, 2008 (number of shares in thousands):

		Weighted
		Average
	Shares	Exercise Price
Options outstanding at September 30, 2007	1,232	$5.01
Granted	323	3.05
Exercised	(15)	2.98
Cancelled	(234)	4.55

Options outstanding at June 30, 2008	1,306	$4.63

Total intrinsic value of stock options exercised during the nine months ended June 30, 2008 was $2,000. The intrinsic value of stock options outstanding and stock options outstanding and exercisable was $240,000 and $22,000 as of June 30, 2008, respectively. Information regarding options outstanding and exercisable at June 30, 2008 is as follows (number of shares in thousands):

	Options Outstanding			Options Exercisable
		Weighted			Weighted
		Average	Weighted		Average	Weighted
Range of	Number	Remaining	Average		Remaining	Average
exercise	of	Contractual	Exercise	Number	Contractual	Exercise
price	Shares	Life (Years)	Price	of Shares	Life (Years)	Price
$2.85 - $2.95	270	5.1	$2.99	25	9.5	$2.99
$3.15 - $3.99	83	3.7	3.60	31	2.4	3.92
$4.33 - $4.98	96	4.5	4.79	46	5.4	4.82
$5.03 - $5.40	857	4.4	5.23	316	4.4	5.22

	1,306	4.5	$4.63	418	4.7	$4.94

The Company recognizes compensation expense ratably over the vesting period of the options. Compensation expense was $155,000 and $159,000 for the three months ended June 30, 2008 and 2007, respectively; and $527,000 and $371,000 for the nine months ended June 30, 2008 and 2007, respectively. As of June 30, 2008, there was approximately $970,000 of total unrecognized compensation costs related to stock option awards that are expected to be recognized over a weighted average period of 1.8 years.
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
The following table summarizes information relating to restricted stock activity for the period ended June 30, 2008 (number of shares in thousands):

		Weighted
		Average Grant
	Shares	Date Fair Value
Restricted stock outstanding at September 30, 2007	361	$5.22
Granted	151	3.04
Vested	(163)	4.97
Forfeited	(10)	5.03

Restricted stock outstanding at June 30, 2008	339	$4.37

The Company recognizes compensation expense ratably over the vesting period of the restricted stock. Compensation expense was $200,000 and $411,000 for the three months ended June 30, 2008 and 2007; and $711,000 and $1,126,000 for the nine months ended June 30, 2008 and 2007, respectively. The weighted average grant date fair value of restricted stock awards was $3.04 and $5.34 for the nine months ended June 30, 2008 and 2007, respectively.

At June 30, 2008, the Company had $1,206,000 of unrecognized compensation costs related to non-vested restricted stock awards that are expected to be recognized over a weighted average period of 2.2 years.
Note 4. Commitments
401(k) Plan
The Company has a 401(k) plan covering substantially all employees and the plan is operated on a calendar year basis. The Company provides an employer matching contribution equal to 50% of an employee’s contribution for employee deferrals of up to 6% of their compensation. Matching contributions were $95,000 and $40,000 for the three months ended June 30, 2008 and 2007, respectively, and $203,000 and $111,000 for the nine months ended June 30, 2008 and 2007, respectively.
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
In addition to the preceding sources of financing, the Company also issued $2.0 million of debt obligations to the seller (the “Seller Notes”) in conjunction with the acquisition of GeoLogic Solutions, Inc. The Seller Notes bear interest at an annual rate of 11% and mature in full on January 31, 2009. A portion of the Seller Notes with a principal amount of $525,000 are convertible into common stock of the Company upon maturity, in the event the Company does not repay such Seller Notes in full. The conversion amount for such Seller Notes is $3.308 per share. The Seller Notes are subordinate to the security interests of SVB and PFG.
Long- term obligations and notes payable consist of the following (in thousands):

	June 30, 2008	September 30, 2007
Senior secured revolving credit facility	$8,223	$—
Secured term loan	8,000	—
Capitalized leases	253	381

	16,476	381
Less current maturities	2,111	161

Total long-term obligations	$14,365	$220

Subordinated notes	$1,475	$—
Subordinated convertible notes	525	—

Total notes payable	$2,000	$—

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
Series B
The Company’s Board of Directors has authorized the sale of up to 1,700,000 shares of Series B Preferred Stock through a private placement. In December 2003, the Company sold 1,613,000 shares of Series B Preferred Stock for $4,097,000, or $2.54 per share. Each share of the Preferred Stock is convertible into one share of the Company’s common stock. The price per share of the Series B Preferred Stock and the conversion price for the common stock were equal to the “market value” of the common stock (as defined in the rules of the Nasdaq Stock Market) on the date of execution of the definitive agreements. The Series B Preferred Stock pays an annual cumulative dividend of 4% of the original issue price (payable semi-annually). The dividend is payable in additional shares of Series B Preferred Stock rather than cash, at the option of the holders, and has a non-participating preferred liquidation right equal to the original issue price plus accrued unpaid dividends.
For the nine months ended June 30, 2008 and 2007, the Company issued 74,885 and 71,877 shares, respectively, of Series B Preferred Stock for payment of accrued dividends. Based on the market value of the Company’s common stock on the date of the dividend payment, the payment of the dividend in additional shares of Series B Preferred Stock resulted in a non-cash dividend of $260,000 and $342,000, for the nine months ended June 30, 2008 and 2007, respectively.

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
Series C
The Company’s Board of Directors has authorized the sale of up to 1,400,000 shares of Series C Preferred Stock through a private placement. In September 2005, the Company sold 1,269,000 shares of Series C Preferred Stock for $5,000,000, or $3.94 per share. Each share of the Series C Preferred Stock is convertible into one share of the Company’s common stock. The price per share of Series C Preferred Stock and the conversion price for the common stock is equal to the “market value” of the common stock (as defined in the rules of the Nasdaq Stock Market) on the date of execution of the definitive agreements. The Series C Preferred Stock does not pay a dividend, unless the Company declines to redeem the stock upon demand of the holders after an Acceleration Event (as defined in the Certificate of Designation of the Series C Preferred Stock). In that case, the Series C Preferred Stock pays an annual cumulative dividend of 4% of the original issue price (payable in cash). The Series C Preferred Stock has a non-participating liquidation right equal to the original issue price, plus accrued unpaid dividends which are senior to our common stock and junior to the Series B Preferred Stock. The Company may redeem the Series C Preferred Stock at its option after five years from the date of issuance at the original issue price, plus accrued unpaid dividends, if the market value of the common stock is at least three times the then effective conversion price for a specified period.
Series D
The Company’s Board of Directors has authorized the sale of up to 1,600,000 shares of Series D Preferred Stock through a private placement. In June 2007, the Company sold 1,567,000 shares of Series D Preferred Stock for $6,000,000, or $3.83 per share. Each share of the Series D Preferred Stock is convertible into one share of the Company’s common stock. The price per share of Series D Preferred Stock and the conversion price for the common stock is equal to the “market value” of the common stock (as defined in the rules of the Nasdaq Stock Market) on the date of execution of the definitive agreements. The Series D Preferred Stock does not pay a dividend, unless the Company declines to redeem the stock upon demand of the holders after an Acceleration Event (as defined in the Certificate of Designation of the Series D Preferred Stock). In that case, the Series D Preferred Stock pays an annual cumulative dividend of 4% of the original issue price (payable in cash). The Series D Preferred Stock has a non-participating liquidation right equal to the original issue price, plus accrued unpaid dividends which are senior to our common stock and junior to the Series B and Series C Preferred Stock. The Company may redeem the Series D Preferred Stock at its option after five years from the date of issuance at the original issue price, plus accrued unpaid dividends, if the market value of the common stock is at least three times the then effective conversion price for a specified period.
Common Stock Warrants
The Company has issued warrants for the purchase of common stock to directors, consultants and placement agents. Compensation expense associated with the warrants has not been material. The Company has also issued warrants as a component of preferred stock offerings and debt financing.
The following table summarizes information relating to common stock warrants for the period ended June 30, 2008 (number of shares and intrinsic value in thousands):

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Life (Years)	Value
Warrants outstanding at September 30, 2007	1,538	$3.61	2.89	$44
Granted	457	3.31	4.59
Exercised	—	—	—
Cancelled	—	—	—

Warrants outstanding at June 30, 2008	1,995	$3.54	2.85	$683

During the three months ended March 31, 2008, 457,000 warrants were issued in connection with the debt incurred to finance the acquisition of GeoLogic Solutions, Inc. As of June 30, 2008, all common stock warrants were exercisable.
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
At June 30, 2008 and 2007, the Company had options and warrants outstanding to purchase a total of 3,301,000 and 2,758,000 shares of common stock, at a weighted-average exercise price of $3.97 and $4.24, respectively. Because the Company incurred net losses for the three and nine months ended June 30, 2008 and 2007, the inclusion of potential common shares in the calculation of diluted net loss per common share would have an anti-dilutive effect.

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
Except for the historical information contained herein, the matters discussed in this Report on Form 10-Q are forward-looking statements involving risks and uncertainties that could cause actual results to differ materially from those in such forward-looking statements. Numerous factors, risks and uncertainties affect the Company’s operating results and could cause the Company’s actual results to differ materially from forecasts and estimates or from any other forward-looking statements made by, or on behalf of, the Company, and there can be no assurance that future results will meet expectations, estimates or projections. Risks and uncertainties about us include, but are not limited to, the following:
•	although we expect to incur operating losses in the current fiscal year, these losses may continue beyond the expected timeframe or in excess of the expected magnitude, and we may be dependent upon external investment to support our operations during periods in which we incur operating losses;

•	we may encounter unexpected costs or difficulties relating to the integration of the XATA and GeoLogic Solutions, Inc. businesses;

•	we may be unable to adapt to technological change quickly enough to grow or to retain our customer base;

•	we will continue to be dependent upon positioning systems and communication networks owned and controlled by others, and accordingly, their problems may adversely impact us;

•	for the foreseeable future, we are dependent upon the continued receipt and fulfillment of new orders for our current products;

•	our growth and profitability depend on our timely introduction and market acceptance of new products, our ability to continue to fund research and development activities, and our ability to establish and maintain strategic partner relationships.
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

Over the past two decades, XATA has partnered with the nation’s largest private fleets and leasing companies, including Sysco, Kellogg’s snack division, xpedx, Georgia-Pacific and Penske, to find and develop technologies that provide information about their fleets and transform that data into actionable intelligence.
On January 31, 2008, XATA completed its acquisition of GeoLogic Solutions, Inc., which provides the commercial trucking industry with wireless asset management solutions in the for-hire segment of the over-the-road transportation sector. GeoLogic Solutions, Inc.’s mobile communications and tracking system, MobileMax™ (“MobileMax”), has approximately 35,000 licensed users across North America.
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
With regard to software arrangements involving multiple elements, the Company allocates revenue to the software and service elements based on the relative fair value of each element with the residual amount allocated to the system revenue which is recognized upon delivery. The Company’s determination of fair value relating to the software and service elements in multiple-element arrangements is based on vendor-specific objective evidence (VSOE). The Company limits its assessment of VSOE for each element to the price charged when the same element is sold separately. The Company has analyzed all of the elements included in its multiple-element arrangements and has determined that it has sufficient VSOE to allocate revenue to consulting services and post-contract customer support (PCS) components of its license arrangements. The Company sells its consulting services separately, and has established VSOE on this basis. VSOE for PCS components are determined based upon the customer’s annual renewal rates for these elements. Accordingly, assuming all other revenue recognition criteria are met, revenue from licenses is recognized upon delivery, and revenue from PCS components are recognized ratably over the applicable term, typically one year.
Contract terms of some of our multiple element agreements did not meet the requirements described in Emerging Issues Task Force (EITF) 00-03, Application of AICPA Statement of Position 97-2 to Arrangements That Include the Right to Use Software Stored on Another Entity’s Hardware, to account for it under SOP 97-2 and SAB 104 and resulted in the recognition of all revenue ratably over the term of the agreement. During the fiscal year ending September 30, 2006, we changed the terms of all new XATANET contracts, such that all the requirements of EITF 00-03 related to software delivery are met and the contracts are accounted for under SOP 97-2. For these new XATANET contracts, revenue is recognized based on the multiple element arrangement accounting described above.
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

Accounts receivable are typically due from customers within 30 days and are stated at amounts due from customers net of an allowance for doubtful accounts and sales returns. Accounts receivable outstanding longer than the contractual payment terms are considered past due. To reduce credit risk, management performs ongoing evaluations of its customers’ financial condition. We determine the adequacy of the allowance for doubtful accounts by considering a number of factors, including the length of time trade receivables are past due, our previous loss history, the customer’s current ability to pay its obligation, and the condition of the general economy and the industry as a whole. The bad debt expense is included as a selling, general and administrative expense. The balance of the allowance for doubtful accounts at June 30, 2008 and September 30, 2007 was $635,000 and $130,000, respectively.
We determine our allowance for sales returns by considering several factors, including history of prior sales credits issued. We regularly assess the allowance for sales returns and increase it as needed. When we accept a product return or issue a sales credit for which we had specifically increased the allowance, we write-off the associated accounts receivable and decrease the allowance for sales returns. At June 30, 2008 and September 30, 2007, the Company had an allowance for sales returns of $117,000 and $126,000, respectively.
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
The Company reviews for impairment using facts or circumstances, either internal or external, indicating that it may not recover the carrying value of the asset. The Company measures impairment losses related to long-lived assets based on the amount by which the carrying amounts of these assets exceed their fair values.  The Company measures fair value under SFAS No. 144, which is generally based on the present value of estimated future cash flows. The Company’s analysis is based on information available and on assumptions and projections it considers reasonable and supportable. The cash flow analysis considers the likelihood of possible outcomes and is based on the Company’s best estimate of projected future cash flows. If necessary, the Company performs subsequent calculations to measure the amount of the impairment loss based on the excess of the carrying value over the fair value of the impaired assets.
Product Warranties. We sell our hardware products with a limited warranty, with an option to purchase extended warranties. We provide for estimated warranty costs at the time of sale and for other costs associated with specific items at the time their existence and amount are determinable. Factors affecting the product warranty liability include the number of units sold, historical and anticipated rates of claims and cost per claim. We periodically assess the adequacy of the product warranty liability based on changes in these factors. At June 30, 2008 and September 30, 2007, the Company had an accrual for product warranties of $1,105,000 and $911,000, respectively.
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
Income taxes. We account for income taxes following the provisions of SFAS No. 109, Accounting for Income Taxes. SFAS No. 109 requires that deferred income taxes be recognized for the future tax consequences associated with differences between the tax basis of assets and liabilities and their financial reporting amounts at each year end, based on enacted tax laws and statutory rates applicable to the periods in which the differences are expected to affect taxable earnings. The effect of changes in tax rates is recognized in the period in which the rate change occurs. Valuation allowances are established when necessary to reduce deferred tax assets to the amount more likely than not to be realized. We have provided a full valuation allowance against the net deferred tax assets as of June 30, 2008 and September 30, 2007.
Results of Operations for the three months and nine months ended June 30, 2008 and 2007
The following table sets forth certain Statements of Operations data as a percentage of net sales:

	Three months ended		Nine months ended
	June 30,		June 30,
	2008	2007	2008	2007
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	47.2%	46.4%	48.3%	45.1%
Selling, general and administrative expenses	38.5%	45.3%	43.6%	42.3%
Research and development expenses	9.9%	13.3%	11.3%	13.6%
Operating loss	(1.2%)	(12.3%)	(6.7%)	(10.8%)
Net loss	(3.9%)	(11.0%)	(8.3%)	(9.6%)
Net Sales
Net sales increased 102.5% to $16.2 million for the three months ended June 30, 2008 compared to $8.0 million for the same period in fiscal 2007. The increase in sales for the three months ended June 30, 2008 was driven by an 84.4% increase in XATANET platform revenue reflecting an increase in XATANET subscription revenue of 50.9%, and five months of sales relating to the acquisition of GeoLogic Solutions, Inc. Comparable net sales, excluding GeoLogic Solutions, Inc. sales, for the three months ended June 30, 2008 increased by 36.3% or $2.9 million versus the same period of fiscal 2007 as the Company’s legacy OpCenter product sales continue to decline consistent with expectations as new and existing customers launch or migrate to XATANET systems. Net sales derived from recurring revenue increased 157.4% for the three months ended June 30, 2008 compared to the same period in fiscal 2007, including recurring revenue associated with the GeoLogic Solutions, Inc. acquisition. Sales from recurring products continue to increase as the result of increasing unit sales and low customer attrition. For the three months ended June 30, 2008, recurring revenue contributed 44.6% of total revenue compared to 35.1% of total revenue for the comparable period in fiscal 2007.
Net sales increased 50.4% to $36.0 million for the nine months ended June 30, 2008 compared to $23.9 million for the same period in fiscal 2007. Net sales for the nine months ended June 30, 2008 reflects the additional sales relating to the acquisition of GeoLogic Solutions, Inc. For the nine months ended June 30, 2008, comparable net sales, excluding GeoLogic Solutions, Inc. sales, increased by 14.8% or $3.5 million over the same period in fiscal 2007 reflecting strong XATANET sales partially offset set by the continuing decline in the Company’s legacy OpCenter product. The net sales for the nine months ended June 30, 2008 reflects an increase in XATANET subscription revenue of 47.0%. Sales derived from recurring revenue increased 106.9% for the nine months ended June 30, 2008 compared to the same period in fiscal 2007, including recurring revenue associated with the GeoLogic Solutions, Inc. acquisition. For the nine months ended June 30, 2008, recurring revenue contributed 44.9% of total revenue compared to 32.7% of total revenue for the comparable period in fiscal 2007.
Cost of Goods Sold
Cost of goods sold includes the direct product costs associated with fulfilling customer orders, warranty costs related to previously sold systems, communication and facility costs, product repair and refurbishment costs, and expenses associated with the enhancement of released products. Total cost of goods sold was $8.5 million for the three months ended June 30, 2008 compared to $4.3 million for the three months ended June 30, 2007. Gross margin as a percentage of net sales increased .8 percentage points to 47.2% for the three months ended June 30, 2008 versus 46.4% in the same period last year.
Total cost of goods sold was $18.6 million for the nine months ended June 30, 2008 compared to $13.1 million for the nine months ended June 30, 2007. Gross margin as a percentage of net sales increased 3.2 percentage points to 48.3% for the nine months ended June 30, 2008 versus 45.1% in the same period of fiscal 2007.
The improvement in gross margin for the three and nine months ended June 30, 2008 were driven by growth in the higher gross margin XATANET revenue and continuing growth in the higher margin recurring revenue products. The mix of revenue between system and subscription revenue has caused fluctuations in the quarter to quarter gross margins.
Selling, General and Administrative Expenses

Selling, general and administrative expenses consist of employee wages in our support, sales and administration functions, marketing and promotional expenses, executive and administrative costs, accounting and professional fees, recruiting costs and provision for doubtful accounts. Selling, general and administrative expenses were $6.2 million and $15.7 million for the three months and nine months ended June 30, 2008, respectively. Selling, general and administrative expense reflects the increased size of the organization, quarterly amortization of $0.4 million relating to intangibles associated with the acquisition of GeoLogic Solutions, Inc. and investments in our brand strategy, professional services and direct sales model.
Research & Development Expenses
Research and development expenses consist of employee salaries and expenses related to development personnel and consultants, as well as expenses associated with software and hardware development. Research and development expenses were $1.6 million and $4.1 million for the three months and nine months ended June 30, 2008, respectively.
Interest Income and Expense
Interest income increased by $29,000 for the nine months ended June 30, 2008 as a result of additional interest income relating to sales type leases associated with the GeoLogic Solutions, Inc. acquisition offset by a decrease in the effective interest rates on investments compared to the same period of fiscal 2007.
Interest expense increased by $0.9 million for the nine months ended June 30, 2008 as the result of the $18.2 million of debt incurred to finance the acquisition of GeoLogic Solutions, Inc.
Income Taxes
No income tax benefit or expense was recorded for the nine months ended June 30, 2008 or 2007. Because we have had continued operating losses and do not have objectively verifiable positive evidence of future taxable income as prescribed by SFAS No. 109, we concluded that a full valuation allowance was appropriate. Realization of deferred tax assets is dependent on future taxable income during the periods when deductible temporary differences and carryforwards are expected to be available to reduce taxable income. The amount of the net deferred tax asset considered realizable could be increased in the future if we return to profitability and actual future taxable income is higher than currently estimated. At September 30, 2007, we had federal net operating loss carryforwards of approximately $24.8 million.
Net Loss to Common Shareholders
We generated net losses to common shareholders of $3.2 million for the nine months ended June 30, 2008, compared to net losses to common shareholder of $3.3 million for the nine months ended June 30, 2007. The difference between net loss applicable to common shareholders and net loss relates to the paid dividends and deemed dividends to the holders of the Series B Preferred Stock.
Liquidity and Capital Resources

As of June 30, 2008, we held approximately $8.3 million in cash and cash equivalents, and working capital totaled $8.2 million. Cash used in operations was $2.2 million for the nine months ended June 30, 2008 driven by changes to working capital.
Cash used in investing activities of $19.0 million for the nine months ended June 30, 2008 reflects capital investments made for computer equipment and the new office facility and acquisition related expenditures.
Our Series B Preferred Stock prohibits payment of dividends to the holders of any other capital stock unless and until we have paid dividends accrued on the Series B Preferred Stock, which pays an annual cumulative dividend of 4% of the original issue price. At the option of the Series B Preferred Stock holders, such dividends are payable in additional shares of Series B Preferred Stock rather than cash. For the nine months ended June 30, 2008 and 2007, the Company issued 74,885 and 71,877 shares, respectively, of Series B Preferred Stock to the holders thereof for payment of accrued stock dividends. We are further restricted from dividend payments by our primary lender.
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
In connection with financing the acquisition of GeoLogic Solutions, Inc., the Company entered into a three-year senior secured credit facility with Silicon Valley Bank (“SVB”) consisting of a $10.0 million revolving line of credit bearing interest at a floating rate equal to 0.5% over SVB’s Prime Rate. In addition, the Company entered into a four-year senior secured credit facility consisting of a total of $8.0 million in term loans from Partners for Growth II, L.P. (“PFG”) and SVB bearing interest at a fixed rate of 14.5%, subject to adjustment under various circumstances. In connection with these loans, the Company issued warrants to purchase a total of 457,144 shares of common stock of the Company to PFG and SVB. PFG and SVB paid an aggregate purchase price of $8,382 for these warrants, which have an exercise price of $3.31 per share and are exercisable anytime on or before January 30, 2013.
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
In connection with financing the acquisition of GeoLogic Solutions, Inc., the Company entered into a three-year secured credit facility with Silicon Valley Bank (“SVB”) consisting of a $10.0 million revolving line of credit bearing interest at a floating rate equal to 0.5% over SVB’s Prime Rate. As a result of this financing agreement, the Company is subject to market risk based on interest rate volatility.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures and Internal Control over Financial Reporting
On June 30, 2008, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Rule 13a-15(e)). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) accumulated and communicated to the Chief Executive Officer and Chief Financial Officer to allow timely decisions regarding required disclosure.
There were no changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
As previously announced, we acquired GeoLogic Solutions, Inc. during the second quarter of fiscal 2008. We are continuing to evaluate the internal controls over financial reporting associated with this acquisition and therefore any material changes that may result from this acquisition have not been disclosed in this report. We intend to disclose all material changes resulting from this acquisition within, or prior to the time of, our first annual assessment of internal control over financial reporting that is required to include this entity.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings.
     None
Item 1A. Risk Factors.
In addition to the other information set forth in this report and our other SEC filings, you should carefully consider the factors discussed under “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended September 30, 2007, as updated by our subsequent SEC filings, which could have a material impact on our business, financial condition or results of operations. The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business, financial condition or results of operations.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     None
Item 3. Defaults Upon Senior Securities.
     None
Item 4. Submission of Matters to a Vote of Security Holders.
     None
Item 5. Other Information.
     None
Item 6. Exhibits.
10.1	Severance Agreement between Mark E. Ties and the Company dated May 8, 2008

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 8, 2008	XATA Corporation
(Registrant)

	by:	/s/ Mark E. Ties Mark E. Ties Chief Financial Officer
(Signing as Principal Financial and Accounting Officer, and as Authorized Signatory of Registrant)