Form 10-K
period 2008-09-30
XATA CORP /MN/
filed 2008-12-17
CIK 854398

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
For the transition period from                      to
Commission File Number 0-27166
XATA Corporation
(Exact name of registrant as specified in its charter)

Minnesota (State or other jurisdiction of incorporation or organization)	41-1641815 (I.R.S. Employer Identification No.)

965 Prairie Center Drive Eden Prairie, Minnesota (Address of principal executive offices)	55344 (Zip Code)
Registrant’s telephone number, including area code:
(952)707-5600
Securities registered pursuant to Section 12(b) of the Act:

(Title of Class)	(Name of each exchange on which registered)
Common Stock, $0.01 par value per share	Nasdaq Capital Market
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
     As of March 31, 2008, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $17,700,000 based on the last transaction price as reported on the Nasdaq Capital Market on such date. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purposes.
     The number of shares of common stock outstanding on November 30, 2008 was 8,775,769.
     Items 10, 11, 12, 13 and 14 of Part III incorporate information by reference from the definitive proxy statement for the Annual Meeting of Stockholders to be held on February 4, 2009.

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
PART I
Item 1. Business
About XATA
We are one of the leading providers of fleet management solutions to the truck transportation industry. Our innovative technologies and value-added services are intended to enable customers to optimize the utilization of their assets and enhance the productivity of fleet operations across the entire supply chain, resulting in decreased costs, improved compliance with U.S. Department of Transportation (DOT) regulations, and enhanced customer service.
Founded in 1985, XATA has leveraged over 20 years of experience developing solutions for North America’s premier trucking fleets. That knowledge has resulted in a clear understanding of the features and functions that matter most to transportation executives, fleet operators and drivers.
We were the first company to provide completely paperless electronic logs, exception-based management reporting and learned standards for accurate business intelligence. Our products combine enterprise software, mobile technology, real-time communications and global positioning systems (GPS) to provide an enterprise logistics management solution for private and for-hire fleet operators.
•	Our first-generation products, introduced in the early 1990’s, included our revolutionary touch-screen Driver Computer and PC-based Fleet Management System software. Valuable data was downloaded from driver computers to the fleet management system host software in batch mode via our patented driver key for compliance reporting and analysis.

•	In 1999, we introduced OpCenter, a Microsoft Windows-based customer-hosted system that can manage multiple operation centers and users over a wide area network.

•	In 2004, we introduced XATANET, our next-generation Web-based system. Over the past several years we have invested heavily in product development to bring the XATANET system to market, as well as to develop additional software applications for managing trucks and fleet operations. We believe that XATANET enables us to significantly broaden our penetration of the 3.6 million medium and heavy duty vehicle private fleet transportation market.

•	On January 31, 2008, XATA completed its acquisition of GeoLogic Solutions, Inc., which provides the commercial trucking industry with wireless asset management solutions in the for-hire segment of the over-the-road transportation sector. GeoLogic Solutions, Inc.’s mobile communications and tracking system, MobileMax, had approximately 35,000 licensed users across North America at the time of acquisition.
Trucking Industry Background and Trends
Private fleets and for-hire carriers comprise the two major fleet categories within the commercial trucking industry. Private fleets include manufacturers, wholesalers, retailers and other companies who transport their own goods using equipment they own or lease. For-hire carriers include truckload and less-than-truckload carriers whose primary business is the transportation of freight that belongs to others.
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
We believe the following trends continue to impact the trucking industry, resulting in increasing competitive pressures and demand for mobile information technology:
•	Increased operating costs: Driver salaries, fuel, insurance, and other operating costs continue to increase. These trends encourage operators to utilize onboard information systems to control costs and more effectively manage their fleets.
•	Government regulations: DOT driver log requirements have become more stringent. The Federal Motor Carrier Safety Administration (FMCSA), an administration within the DOT, implemented new driver hours-of-service rules in January 2004, tightening driver work rules. These rules were challenged in federal court and the FMSCA issued revised rules effective October 1, 2005. On November 19, 2008, the FMCSA published a final rule adopting the provisions of its December 17, 2007, interim final rule on the hours-of-service rules. The final regulation will take effect on January 19, 2009.

The FMCSA is currently evaluating the use of Electronic Onboard Recorders (EOBR’s) to increase hours-of-service compliance and compliance-related highway safety. Because of illegal paper log adjustments, the FMCSA would like to mandate the use of EOBR’s for drivers with poor safety records, while providing additional incentives for those who will switch voluntarily. These logbooks could be used to force drivers to adhere to the hour-of-service restrictions and save time by no longer using the paper log. In 1997, FMCSA issued a memorandum limiting the use of advanced technology in compliance reviews and enforcement. On November 19, 2008, FMCSA issued a policy change that rescinded the 1997 memorandum. We believe the change in policy will make computer-generated driver logs and EOBRs systems more widely accepted and eventually result in federal or state government mandates.

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

Furthermore, there is increased pressure, by a variety of federal and state government agencies, to implement environmental, “green” regulations to reduce the country’s carbon footprint and greenhouse gas emissions. Policies that may be favored by environmental concerns include a national speed limit of 65 miles per hour for all trucks, decreased idling, reducing highway congestion and other policies that seek to get more value out of every gallon of fuel burned. In order to comply with any such requirements, records will need to be maintained and be available for federal and state regulators to review. Our systems can help with the monitoring of these types of environmental components.

•	New technologies: Affordability, simplicity and acceptance of new wireless communications and internet technologies have historically proven to be barriers for customers to purchase our solutions. New technologies are helping to reduce these barriers.

•	Safety and security concerns: Since the terrorist attacks of September 11, 2001, public authorities and fleet operators have become more acutely interested in technology solutions to increase the safety and security of their drivers and cargo. This is especially true for companies transporting petroleum products and other hazardous loads.

•	Mobile technology: As companies increasingly rely on just-in-time inventory management and seek to control and monitor inventories throughout their entire supply chain, they demand better service and increased capabilities from their trucking operators and vendors. In addition, as companies increasingly adopt mobile technologies, including the internet, to reduce communication costs, paperwork and processing times, trucking operators are adopting technology to comply with the operating processes and systems of their customers. This trend encourages integration of mobile technology with the host information systems of trucking fleet operators.
Our Products and Services
XATA provides a total fleet management solution, including hardware, software and services. XATA’s primary sources of revenue are its XATANET and MobileMax products. XATANET is a software-as-a-service (SaaS) solution for which XATA receives a monthly per-truck subscription fee. MobileMax is a hosted solution whose revenue is derived from monthly per-truck communications service fees.
XATANET Fleet Management System
XATA provides a powerful, advanced, yet user-friendly, software-as-a-service (SaaS) system called XATANET, used by manufacturing, distribution, petroleum and other operators of trucking fleets to reduce fuel costs, increase operational efficiencies, enhance customer service and improve safety and compliance.
As a SaaS system, the XATANET software application delivery model operates for use by its customers over the Internet. Customers do not pay for owning the software itself but rather for using it with a monthly subscription fee. The benefits of XATA’s SaaS delivery model is the decrease in customers’ in-house IT hardware and software resources, faster implementation time compared to on-site products, automatic upgrades to the most current software levels and access with an internet browser anywhere, anytime.

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
XATANET integrates mobile technology, driver displays and cost-effective communications with a suite of powerful, web-based applications delivered on-demand via the Internet. XATANET combines the data generated within the truck as well as data received wirelessly into a web-based user interface, enabling fleet managers to measure fleet performance, resolve exception conditions, monitor ongoing operations and perform detailed analysis.
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
A XATANET solution is composed of these primary components:
•	Mobile Applications: These core XATANET applications provide for the optimization of fleet operations, including electronic driver logs, automated fuel tax, driver and vehicle management. The mobile environment is designed with easy integration with third-party complementary applications such as proof of delivery, navigation, and trailer temperature monitoring. XATA provides onboard, rugged, mobile computing platforms that connect to the engine, gathering vehicle and diagnostic information.

•	Driver Displays: Touch-screen driver displays are mounted in the cab of the truck capturing and communicating fleet performance information. With the ability to monitor fuel economy, estimated time of arrival (ETA), and regulatory compliance drivers can help ensure the fleet reaches optimum performance levels.

•	Wireless Communications: XATANET systems use patented technologies that utilize lowest-cost communication methods synchronizing trip and driver data with maximum efficiency. Our multi-mode systems combine CDMA 1xRTT, 802.11b WiFi, and satellite wireless networks to provide “no-gap” coverage and high speed data download. The XATANET onboard mobile computing platforms include GPS and wireless communications hardware that collect, store and intelligently manage data communications.
MobileMax Fleet Management System
MobileMax helps companies track and manage nearly every aspect of their fleets’ activities to help control costs and increase return on investment (ROI). The MobileMax solution features Multi-Mode communication capabilities that automatically switch between land-based and satellite communications to take advantage of the cost-savings and reliability of both terrestrial and satellite communication.

MobileMax provides real-time communication and tracking capabilities, records state-line crossings, monitors driver and vehicle performance and alerts companies of driver arrival at/or departure from geofenced locations.
Similar to XATANET, MobileMax is composed of these primary components:
•	Mobile Applications: These core applications provide for the optimization of fleet operations, including automated fuel tax, driver and vehicle management.

•	Driver Displays: Color touch-screen driver displays are mounted in the cab of the truck capturing and communicating fleet performance information. These displays also provide in-cab communications between drivers on the road and home base.

•	Communications: MobileMax systems use patented technologies that utilize lowest-cost communication methods synchronizing trip and driver data with maximum efficiency. The multi-mode system combines GSM GPRS terrestrial communication with L-band geosynchronous satellite networks to provide “no-gap” coverage and high-speed data download. MobileMax’s onboard hardware combines the system’s transceiver and antenna in one shell that uses a single-cable connection to handle data communications.
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
With the introduction and widespread adoption of the web-based XATANET on-demand software solution, XATA is focused on migrating OpCenter customers to the XATANET platform. Through an OpCenter-to-XATANET upgrade program, XATA will consult with OpCenter customers to identify opportunities for fleet management improvements through upgrading to XATANET. These consultations include an in-depth look at how the customer utilizes OpCenter and the potential benefits of implementing XATANET.
Professional Services
XATA offers an array of professional IT and consultation services: XATANET and MobileMax solution implementation, driver and back-office training, consulting for best operations practices and building custom reports on an ad-hoc basis for customers.
•	Implementation services include project management, website setup and configuration, best-practices recommendations, data integration and software implementation.

•	Training services include web-audio training, on-site training and one-on-one training for fleet management and drivers. This includes teaching how to use the in-cab devices (for drivers) and how to best use the XATANET reports (for fleet management personnel).

•	Best-practice consulting includes examining a customer’s fleet operations and making recommendations for improvements, using the XATANET or MobileMax fleet management solutions.

•	XATA’s custom reporting service allows XATANET and MobileMax customers to have specialized reports made for their operations, beyond the suite of standard reports already offered by XATA.
Target Markets
There are approximately 8.1 million commercial trucks operating in the United States, of which 6.6 million are operated by private fleets and 1.5 million are operated by for-hire carriers. Our current customers include both private and for-hire fleets with heavy-duty trucks, and we believe that our fleet management products will enable us to further penetrate each of these segments of the commercial truck industry.
Private Fleets
Private fleets include the commercial trucks operated by manufacturers, wholesalers, retailers and other companies who transport their own goods using equipment they own or lease. Historically, the costs associated with purchasing an integrated hardware and software system for onboard computing required a minimum fleet size in order to recover the fixed costs associated with a traditional fleet management system.
We believe XATANET will allow us to significantly expand our potential market to include a much larger portion of the private fleet sector, including smaller fleets, large decentralized fleets and fleets in new vertical markets. Specifically, smaller fleets and decentralized fleets are able to purchase individual XATANET software application packages that target their specific information needs and use our Internet-based system to collect, process and present their data. We believe these fleets represent a significant new market opportunity. We view the total 6.6 million commercial trucks in this segment as part of our target market going forward, with particular emphasis on fleets operating medium and heavy duty trucks, estimated at 3.6 million vehicles.
For-Hire Carriers
For-hire carriers include both truckload and less-than-truckload carriers, whose primary business is the trucking and transportation of freight that belongs to others. We believe MobileMax, acquired with the acquisition of GeoLogic, will allow us to expand our potential market to include a much larger portion of the for-hire fleet sector, including large decentralized fleets and regionalized, medium-sized fleets. For-hire fleets are able to purchase a MobileMax system that integrates with third party fleet routing and dispatch systems and then use our communication-based system to track and monitor their fleet assets based on the information from the third-party application. We believe these fleets represent a significant new market opportunity. We view the total 1.5 million commercial trucks in this segment as part of our target market, with particular emphasis on fleets operating medium and heavy duty trucks.
Other Markets
We believe our XATANET web-based system may ultimately be introduced into several other new markets because of its open system architecture and the many potential applications for web-based, GPS-enabled tools.
Major Customers
Our systems have been installed in approximately 64,000 trucks in North America. Our customers comprise Fortune 500 companies and other large organizations, such as Core-Mark International, CVS Pharmacy, Sysco, US Foodservice, Weyerhauser Co., Whirlpool Corporation and xpedx (a division of International Paper Company.)

As we implement our solutions at a customer, net sales will be impacted by the significant amount of up front hardware revenue. In fiscal 2008 and 2007, we had one individual customer in each fiscal year that accounted for approximately 12 percent and 20 percent, respectively, as the result of significant hardware sales. However, no individual customer accounted for more than 5 percent of our recurring revenue, including monthly subscriptions from XATANET and monthly fees from our MobileMax and OpCenter product lines, in fiscal 2008 or 2007.
Sales and Marketing
Our direct sales force sells our subscription and communication-based fleet management systems primarily to fleet truck operators and logistics providers through national and regional sales account executives. The efforts of our sales executives are supported by our systems sales consultants, client management, professional services and customer service professionals. These professionals have a strong working knowledge of the hardware and software configurations and experience integrating our systems into fleets. We believe the level of service we provide to our customers is unique in the industry and a key competitive advantage in securing new customers and retaining existing accounts.
We focus our direct sales and marketing efforts on companies operating fleets of all sizes within vertical markets that have experienced significant benefits from our systems. These vertical markets include food distribution, petroleum production and marketing, manufacturing, retail/wholesale delivery, and government.
We also use a combination of integrated marketing activities, including advertising, public relations, trade shows, the Internet and demand generation, to gain exposure within our target markets. We exhibit our products at selected industry conferences to promote brand awareness. We actively pursue speaking opportunities at industry trade shows and industry association forums for our management staff, as well as for customers who have gained efficiencies in fleet operations using our technology.
Competition
Competition in fleet management for the trucking industry continues to increase at a quick pace. Key competitors, including XATA, compete primarily on the basis of functionality, ease of use, quality, price, service availability and corporate financial strength.
As the demand by businesses for fleet management solutions increases, the quality, functionality and breadth of competing products and services continue to improve. The adoption of industry standards helps existing and new competitors, including XATA, to advance the adoption of fleet management systems and increase market penetration.
Key Alliances and Relationships
We continue to establish relationships with third parties with the intent to increase the deployment of our solutions. We believe that establishing these strategic relationships will facilitate our technological leadership and increase our access to new customers. Some of our existing relationships include:
Communication Providers
We have established relationships with Sprint/Nextel (Sprint) and Orbcomm LLC (Orbcomm) to provide wireless connectivity between our subscribers and our XATANET host system. We contract directly with Sprint and Orbcomm for the provision of wireless communications, which are bundled with our XATANET solutions.

Our MobileMax systems use AT&T and Mobile Satellite Ventures, whose parent company is SkyTerra, to provide communications between our users and the MobileMax host.
Manufacturers
During the first quarter of fiscal 2006, we established a relationship with Winland Electronics, Inc. for the manufacture and testing of our XATANET mobile onboard hardware platforms pursuant to our detailed specifications and quality requirements. Additionally, we have a relationship with EPM Global Services for the manufacture and testing of our MobileMax onboard hardware platforms pursuant to our detailed specifications and quality requirements.
We have relationships with other companies that manufacture components for our solutions as well. All of our suppliers have entered into confidentiality agreements with respect to our proprietary technology. While current vendors are meeting the company’s quality and performance expectations, the company believes that a disruption in the supply of XATA Application Modules, color display units and MobileMax Mobile Data Terminals, which are each supplied by separate, single vendors, would affect the Company’s ability to deliver finished goods and replacement parts.
Third-party Application and Hardware Providers
We have relationships with companies who provide a variety of applications and hardware devices to our target market, including dispatch, routing, training, fleet management, handheld devices and driver displays, in a go to market strategy with us. These companies include ALK Technologies, McLeod Software, TMW Systems, Motorola/Symbol, Intermec and QSI plus over 15 additional companies. In general, we seek relationships with third-party providers to extend the benefits of the XATANET solution throughout our customer’s supply chain.
Patents, Trademarks, and Copyrights
XATA®, OpCenter®, XATANET®, and MobileMax™ are trademarks registered with the United States Patent and Trademark office. All computer programs, report formats, and screen formats are protected under United States copyright laws. In addition, we possess several design patents issued by the United States Patent and Trademark Office that covers various aspects of our technology.
Research and Development
In fiscal 2008 and 2007, we spent approximately $6.0 million and $4.4 million, respectively, on research and development activities. We concentrate our research and development activities on software and hardware solutions that meet our customers’ current and anticipated future needs. To enhance our existing solutions and to introduce new solutions to our existing and potential customers, we focus on the following key areas:
•	SaaS Infrastructure. We intend to continue to improve our SaaS infrastructure to meet the increasing needs of our expanding customer base and the associated increase in transactions. Also, we will continue to monitor and analyze the XATANET infrastructure’s capacity and ability to meet the service level requirements of our customers. For example, during fiscal 2008, we added two new web servers to facilitate data traffic and further support our SaaS infrastructure, as well as two separate servers to monitor data and web traffic. The SaaS infrastructure currently handles more than an estimated 200 million transactions per month.

•	Software. We intend to continue to develop our software applications by offering new features while enhancing existing features. The release of XATANET 4.0 in October 2007 laid the foundation for further product enhancements in 2008, including the release of XATANET versions 4.1 and 4.2. These two releases added functionality to the product, including administrative upgrades, point-of-delivery (POD) functionality and GPS enhancements.

MobileMax developments in 2008 continued to allow for the release of navigation functionality in 2009. We intend to continue to develop and release platform upgrades to support the new and enhanced software features through our own development efforts and those of our strategic hardware partners.
Employees
As of September 30, 2008, our staff included 169 employees, of which 168 are full-time employees, in research and development, information services, sales and marketing, customer support, administrative, finance, purchasing and warehousing.
Item 1A. Risk Factors
We do not have a long or stable history of profitable operations. The Company’s net losses to common shareholders for the fiscal years 2008 and 2007 were $3.6 million and $7.8 million, respectively. The respective periods’ net losses were $3.4 million and $6.8 million. Additional amounts of $0.2 million and $1.0 million, resulting from beneficial conversion charges and preferred stock dividends increased such respective period losses to the aforementioned levels of net losses to common shareholders.
Our existing customers might cancel contracts with us, fail to renew contracts or fail to purchase additional services and products. We sell large orders to individual fleets and may be dependent upon a few major customers each year whose volume of purchases is significantly greater than that of other customers. As we continue to grow our existing customer base this risk will lessen, but until such time we are still dependent on our installed customer base for our recurring revenues, which is a significant portion of our overall revenue. If our customers cancel existing contracts, fail to renew their service contracts or fail to purchase additional services or products, then our revenues could decrease and our operating results could be adversely affected.
Our market is highly competitive and is subject to revenue fluctuations. Many of the companies who offer competitive products offer products ranging in sophistication and cost from basic onboard recorders to advanced mobile satellite communication and information systems. Their products may offer better or more functions than ours or may be more effectively marketed. In addition, the nature and sources of competition in our industry are rapidly evolving and increasingly depend on the ability to deliver integration of multiple information systems. Given that the period required to complete a sale of our systems has historically been up to a year or longer, we must continue the development of new technologies and the adaptation of new and existing products to be compatible with products and services provided by others in the industry. The length of our sales cycle may also result in quarter-to-quarter fluctuations in revenue. The fleet trucking segment of the transportation industry is also subject to fluctuations and business cycles and a significant downturn in its prospects could have a material, adverse affect on us. Moreover, our customers and potential customers may freeze or reduce budget spending during the current economic downturn, which could further delay our sales and adversely affect our results of operations.
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
We are dependent on key personnel and contract manufacturers. Our staff is small and our future success depends to a significant extent on the efforts of key management, technical and sales personnel. The Company’s continued growth will place an increasing strain on our resources, and we could experience difficulties relating to a variety of operational matters, including hiring, training and managing an increasing number of employees, obtaining sufficient quantities of product from vendors, obtaining sufficient materials and contract manufacturers to produce our products, expanding our distribution capabilities and enhancing our customer service, financial, and operating systems. The loss of key employees or a contract manufacturer in a period of rapid growth could adversely affect our financial condition and operating results.

We are dependent on proprietary technology. Our success is heavily dependent upon proprietary technology. We have been issued patents by the United States Patent and Trademark Office that cover certain aspects of our technology and processes and have recently applied for several software-related patents, but we have not yet been awarded patents on any of our software programs. We rely primarily on a combination of copyright, trademark and trade secret laws, confidentiality procedures, and contractual provisions to protect our proprietary rights. These measures afford only limited protection. Our means of protecting our proprietary rights may prove inadequate, or our competitors may independently develop similar technology, either of which could adversely affect us. In addition, despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our systems or obtain and use information that we regard as proprietary.
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
Third parties may claim we infringe their intellectual property rights. Many participants in the technology industry, as well as third parties that have obtained patent rights, have regularly demonstrated a readiness to take legal action based on allegations of patent and other intellectual property infringement. Accordingly, we may be subject to claims that our products infringe on the intellectual property rights of others. Any such claim, whether valid or not, may be time consuming and expensive to defend. Such claims or litigations could require us to stop selling the affected products, redesign those products to avoid infringement, or obtain a license, all of which would be costly and harm our business.
JDSTG and Trident Capital, who are represented on our Board of Directors, individually and together own enough stock to exert significant influence over XATA. As of December 10, 2008, beneficial ownership of Common Stock, as reported in our definitive proxy statement for the Annual Meeting of Stockholders to be held on February 4, 2009, held by JDSTG was approximately 24.4 percent and by Trident Capital was approximately 39.1 percent of our common stock. In addition, JDSTG is entitled to name up to three representatives to our Board of Directors and Trident is entitled to name up to two representatives. Trident is entitled to vote its Preferred Stock as if converted to common stock and to vote as a separate class (to the exclusion of the holders of common stock) on the election of its two director nominees. Both JDSTG and Trident benefit from certain restrictive covenants of XATA in connection with their equity investments in the Company. The combination of stock ownership and Board of Director representation enables these shareholders, individually and together, to a greater degree, to exercise significant influence over the Company.

We may need additional capital. If we do not generate anticipated cash flow to met operating and debt service needs, or if we grow at a rate faster than we anticipate, our predictions regarding cash needs may prove inaccurate and we may require additional financing. Our inability to obtain needed financing could have a material adverse effect on operating results. We cannot assure that we will be able to secure additional financing when needed or that financing, if obtained, will be on terms favorable or acceptable to us. Moreover, future financing may result in dilution to holders of our common stock.
If we are unable to comply with the covenants in our debt arrangements, our outstanding debt could become immediately payable. Our debt agreements contain covenants, including minimum level of net worth and fixed charge coverage ratio, and other affirmative covenants. If we are not able to comply with all of these covenants, for any reason, some or all of our outstanding debt could become immediately due and payable. In such case, we may not have sufficient cash to pay our debts or, if our cash is utilized to repay outstanding debt, we could experience an immediate and significant reduction in working capital available to operate our business.
If our common share price decreases to a level such that the fair value of our net assets is less than the carrying value of our net assets, we may be required to record additional significant non-cash charges associated with goodwill impairment. We account for goodwill in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142, among other things, requires that goodwill be tested for impairment at least annually. We have designated July 1 as the date for our annual impairment test. Although the results of our testing on July 1, 2008, indicated no evidence of impairment, should the fair value of our net assets, determined by our market capitalization, be less than the carrying value of our net assets at future annual impairment test dates, we may have to recognize goodwill impairment losses in our future results of operations. This could impair our ability to achieve or maintain profitability in the future.
Fair value assessments of our intangible assets required by GAAP may require us to record significant non-cash charges associated with intangible asset impairment. A significant portion of our assets are intangibles relating to customer agreements and relationships. We amortize these assets on a straight-line basis over their estimated lives, which are estimated to be eight years. We review the carrying value of these assets at least annually for evidence of impairment. In accordance with SFAS No. 144, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of,” an impairment loss is recognized when the estimate of undiscounted future cash flows generated by such assets is less than the carrying amount. Measurement of the impairment loss is based on the present value of the expected future cash flows. Future fair value assessments of intangible assets may require impairment charges to be recorded in the results of operations for future periods. This could impair our ability to achieve or maintain profitability in the future.
We may issue additional stock without shareholder consent. We have authorized 25,000,000 shares of common stock, of which 8,775,769 shares were issued and outstanding as of November 30, 2008. The Board of Directors has authority, without action or vote of the shareholders, to issue all or part of the authorized but unissued shares. Additional shares may be issued in connection with future financing, acquisitions, employee stock plans, or otherwise. Any such issuance will dilute the percentage ownership of existing shareholders. We are also currently authorized to issue up to 10,000,000 shares of preferred stock. As of November 30, 2008, 1,964,000 shares of Series B Convertible Preferred Stock, 1,269,000 Series C Convertible Preferred Stock and 1,567,000 shares of Series D Convertible Preferred Stock were issued and outstanding. The Board of Directors can issue additional preferred stock in one or more series and fix the terms of such stock without shareholder approval. Preferred stock may include the right to vote as a series on particular matters, preferences as to dividends and liquidation, conversion and redemption rights and sinking fund provisions. The issuance of preferred stock could adversely affect the rights of the holders of common stock and reduce the value of the common stock. In addition, specific rights granted to holders of preferred stock could be used to restrict our ability to merge with or sell our assets to a third party.

Our common stock could be delisted due to failure to satisfy a continued listing rule or standard. The Nasdaq Marketplace Rule 4310(c)(3)(B) requires the Company to have a minimum $35 million in market value of listed securities, $2.5 million in shareholders’ equity, or $500,000 in net income from continuing operations for the most recently completed fiscal year or two of the three most recently completed fiscal years. Nasdaq previously informed the Company that it was out of compliance with the Rule and provided 30 calendar days, or until September 26, 2005, to regain compliance with the Rule. By virtue of the Trident Capital investment in September 2005, we regained compliance with the Nasdaq Marketplace listing requirements. However, Nasdaq has advised us that it will continue to monitor our compliance with the listing standards. If we fail to show compliance with all provisions of the Rule, we may be subject to delisting.
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
Item 1B. Unresolved Staff Comments
Not applicable.
Item 2. Properties
On July 9, 2007, we entered into a lease for 26,800 square feet of office space at 965 Prairie Center Drive in Eden Prairie, Minnesota. On December 10, 2007, this location became the principal address of the company. The lease term is for 86 months with a base rent of $37,500 per month plus a pro rata share of the building operating expenses.
Effective January 1, 2009, we will also be leasing 15,800 square feet of office and warehouse space in Burnsville, Minnesota. This facility houses the Company’s distribution activities. This lease obligation will carry a base rent of $7,700 per month plus a pro rata share of the building operating expenses and expires March 31, 2014.

Item 3. Legal Proceedings
Not applicable.
Item 4. Submission of Matters to a Vote of Security Holders
Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The following table sets forth the quarterly high and low sales prices for our common stock as reported by the NASDAQ Capital Market for fiscal years 2008 and 2007. There is no market for our Series B, Series C or Series D Preferred Stock.

Fiscal Year 2008	Low	High
First Quarter	$2.64	$4.21
Second Quarter	2.98	3.54
Third Quarter	3.05	3.80
Fourth Quarter	3.35	3.95

Fiscal Year 2007	Low	High
First Quarter	$5.08	$5.50
Second Quarter	4.84	5.25
Third Quarter	3.79	4.70
Fourth Quarter	2.67	4.03
As of November 30, 2008, our common stock is held by 92 registered holders of record. Registered ownership includes nominees who may hold securities on behalf of multiple beneficial owners. We estimate the number of beneficial owners of our common stock to be approximately 1,000.
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
On December 6, 2003, we issued 1,613,000 shares of Series B Preferred Stock that pays an annual cumulative dividend of 4 percent of the original issue price (payable in additional shares of Preferred Stock or cash, at the option of the holders). The Series B Preferred Stock provides that we cannot pay dividends to the holders of any other capital stock unless and until we have paid dividends accrued on the Series B Preferred Stock. The holders of the Series B Preferred Stock elected to receive dividends due and payable on May 31, 2008 and November 30, 2008 in additional shares of Series B Preferred Stock rather than cash. Accordingly as of November 30, 2008, we had issued a total of 76,000 and 73,000 shares of Series B Preferred Stock for payment of dividends in calendar year 2008 and 2007, respectively.
Sale of Unregistered Securities
None.
Issuer Purchases of Equity Securities
None.

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
Overview
XATA is one of the leading providers of fleet management solutions to the truck transportation industry. Our innovative technologies and value-added services are intended to enable customers to optimize the utilization of their assets and enhance the productivity of fleet operations across the entire supply chain, resulting in decreased costs, improved compliance with U.S. Department of Transportation (DOT) regulations, and enhanced customer service.
Over the past two decades, XATA has developed relationships with the nation’s largest fleets including CVS Pharmacy, Sysco, US Foodservice, Weyerhauser Co., and xpedx to find and develop technologies that provide information about their fleets and transform that data into actionable intelligence.
On January 31, 2008, XATA completed its acquisition of GeoLogic Solutions, Inc., which provides the commercial trucking industry with wireless asset management solutions in the for-hire segment of the over-the-road transportation sector. GeoLogic Solutions, Inc.’s mobile communications and tracking system, MobileMax, had approximately 35,000 licensed users across North America at the time of acquisition.
XATA pioneered innovations, such as learned standards and paperless driver logs. We engineer software that improves overall transportation operations and integrates fleet data with back-office billing, payroll and routing systems.
Technology, People, Processes
XATA takes a three-prong approach to meeting its customer’s fleet management needs:
•	Technology. XATA provides a total fleet management solution, including hardware, software and services. XATANET, our web-based, on-demand scalable software, includes a variety of web-based enterprise applications. As our flagship product, XATANET provides critical real-time information about our customers’ fleets, allows for paperless driver logs and provides summary and granular reports on driver and vehicle performance. XATANET can also integrate with back-office applications, for a seamless flow of information, and our software works with a variety of in-cab communications devices.

MobileMax helps for-hire trucking companies track and manage nearly every aspect of their fleets’ activities to help control costs and increase ROI. The MobileMax solution features Multi-Mode communication capabilities that automatically switch between land-based and satellite communications to take advantage of the cost-savings and reliability of both terrestrial and satellite communication. MobileMax integrates with dispatching and routing applications for a seamless flow of information.

•	People. Several XATA employees have been with our company for many years, providing a thorough understanding of the trucking industry. With employee expertise in safety, fleet management and technology, XATA is able to provide consultation services to help organizations implement best practices for fleet productivity and develop specific customer hardware and reporting requirements.

•	Processes. All XATA processes are designed to make managing fleets easier. Drawing on hundreds of successful implementations with a wide variety of fleets including multibillion-dollar organizations, XATA carefully plans each phase of the implementation and follows well established methodologies. The process begins with assessing our customers’ objectives. Then, we develop a detailed implementation schedule that includes all aspects of the project, from implementation to conversion, integration, training and problem solving.
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
Agreements that do not meet the requirements described in Emerging Issues Task Force (EITF) 00-03, Application of AICPA Statement of Position 97-2 to Arrangements That Include the Right to Use Software Stored on Another Entity’s Hardware, to allow treatment under SOP 97-2, result in the recognition of all revenue ratably over the term of the agreement.
Allowance for doubtful accounts. We grant credit to customers in the normal course of business. The majority of the Company’s accounts receivable and investment in sales-type leases receivable are due from companies with fleet trucking operations in a variety of industries. Credit is extended based on an evaluation of a customer’s financial condition and, generally, collateral is not required, although sales-type leases receivable are secured by a retained security interest in the leased equipment. Accounts receivable are typically due from customers within 30 days and are stated at amounts net of an allowance for doubtful accounts. Accounts outstanding longer than the contractual payment terms are considered past due. We determine the allowance for doubtful accounts by considering a number of factors, including the length of time trade receivables are past due, our previous loss history, the customer’s current ability to pay its obligation, and the condition of the general economy and the industry as a whole. We reserve for these accounts receivable by increasing bad debt expense when they are determined to be uncollectible. Payments subsequently received, or otherwise determined to be collectible, are treated as recoveries that reduce bad debt expense.
Goodwill. As of September 30, 2008, the Company had a goodwill balance of $3,011,000 that resulted from the Company’s acquisition of GeoLogic Solutions, Inc. on January 31, 2008. The Company records goodwill when the purchase price of net tangible and intangible assets acquired exceeds their fair value. In accordance with Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets,” the Company will review goodwill for impairment at least annually, on the first day of the fourth quarter, or more frequently if an event occurs indicating the potential for impairment. Goodwill is not amortized, but instead tested for impairment at the reporting unit level. We have one reporting unit. The annual goodwill impairment test is a two-step process. First, we determine if the carrying value of our related reporting unit exceeds fair value, which would indicate that goodwill may be impaired. If we then determine that goodwill may be impaired, we compare the implied fair value of the goodwill to its carrying amount to determine if there is an impairment loss. The Company completed this review in the fourth quarter of fiscal 2008 and concluded that no impairment existed.
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
Product Warranties. The Company sells its hardware products with a limited warranty, with an option to purchase extended warranties. The Company provides for estimated warranty costs in relation to the recognition of the associated revenue. Factors affecting the Company’s product warranty liability include the number of units sold, historical and anticipated rates of claims and cost per claim. The Company periodically assesses the adequacy of its product warranty liability based on changes in these factors. At September 30, 2008 and 2007, the Company had an accrual for product warranties of $1,576,000 and $911,000, respectively. These amounts are included in accrued expenses on the Company’s balance sheet.
Capitalized system development costs. System development costs incurred after establishing technological feasibility are capitalized as capitalized system development costs in accordance with SFAS No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed. Costs that are capitalized are amortized to cost of goods sold beginning when the product is first released for sale to the general public. Amortization is at the greater of the amount computed using the ratio of current gross revenues for the product to the total of current and anticipated future gross revenues or the straight-line method over the estimated economic life of the product (two to five years). As of September 30, 2008 and 2007 there were zero capitalized development costs. Research and development expenses are charged to expense as incurred. Such expenses include product development costs which have not met the capitalization criteria of SFAS No. 86.

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
On October 1, 2007, the Company adopted FIN 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 requires application of a “more-likely-than-not” threshold to the recognition and derecognition of uncertain tax positions. Under FIN 48, once the-more-likely-than-not threshold is met, the amount of benefit to be recognized is the largest amount of tax benefit that is greater than 50 percent likely of being ultimately realized upon settlement. It further requires that a change in judgment related to the expected ultimate resolution of uncertain tax positions be recognized in earnings in the period of such a change. The impact of adopting FIN 48 on the Company’s consolidated financial statements was not material and no cumulative effect adjustment was recorded to the October 1, 2007 balance of accumulated deficit. In 2008, the Company recognized no tax benefit or liabilities for uncertainties related to prior and current year income tax positions, which were determined to be immaterial.
Stock-based Compensation. The Company accounts for share-based employee compensation plans under the provisions of SFAS 123(R), Share-Based Payment, which requires the measurement and recognition of compensation expense for all share-based payment awards to employees and directors based on estimated fair values. The Company estimates the fair value of options granted using the Black-Scholes option valuation model and the assumptions shown in Note 8 to the financial statements. The Company estimates the volatility of the common stock at the date of grant based on a historical volatility rate, consistent with SFAS 123(R) and Securities and Exchange Commission SAB No. 107. The decision to use historical volatility was based upon the lack of traded common stock options. The expected term is estimated consistent with the simplified method identified in SAB 107 for share-based awards granted during fiscal 2008 and 2007. The simplified method calculates the expected term as the average of the vesting and contractual terms of the award. The risk-free interest rate assumption is based on observed interest rates appropriate for the term of the options. The Company uses historical data to estimate pre-vesting option forfeitures and records share-based compensation expense only for those awards that are expected to vest. The fair value of options are amortized over the vesting period of the awards utilizing a straight-line method.
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

	For the Years Ended
	September 30,
	2008	2007
Net sales	100.0%	100.0%
Gross profit	47.4%	44.8%
Selling, general and administrative expense	40.5%	54.4%
Research and development expense	11.2%	14.2%
Operating loss	(4.3%)	(23.8%)
Net loss	(6.3%)	(22.2%)

Comparison of Fiscal 2008 operating results to Fiscal 2007
Net Sales
Overall net sales increased 75.1 percent to $53.7 million for fiscal 2008 compared to $30.7 million in fiscal 2007. Net sales of products and services acquired with GeoLogic Solutions, Inc. were $14.1 million for the eight month period ending September 30, 2008. Fiscal 2008 net sales, excluding GeoLogic Solutions, Inc., increased by 29.2 percent compared to fiscal 2007 driven by a sales increase of 57.0 percent in XATANET products. Fiscal 2008 net sales derived from the legacy OpCenter product line decreased 43.0 percent as expected to $4.9 million compared to $8.6 million for fiscal 2007 as we continue to migrate customers to the XATANET platform. Recurring revenue, including monthly subscriptions from XATANET and monthly fees from MobileMax and OpCenter product lines, increased 51.3 percent to comprise 44.1 percent of total sales compared to 34.8 percent for fiscal 2007.
We ended fiscal 2008 with $12.8 million of deferred revenue in comparison to $9.6 million at the end of fiscal 2007. For agreements that do not meet the requirements described in EITF 00-03, all revenue was recognized over the initial term of each subscription rather than at the time of delivery. The initial term of customer contracts are a minimum of twelve months.
Cost of Goods Sold
Cost of goods sold includes the direct product costs associated with fulfilling customer orders, warranty costs related to previously sold systems, communication and hosting costs, product repair and refurbishment costs, and expenses associated with the enhancement of released products. Total cost of goods sold increased $11.3 million to $28.2 million for fiscal 2008 compared to $16.9 million for fiscal 2007. Overall gross profit as a percent of net sales improved 2.6 percentage points to 47.4 percent for fiscal 2008 versus 44.8 percent for fiscal 2007. This improvement in overall margins for fiscal 2008 was the result of the increase in higher margin recurring revenue as a percent of total revenue and improved XATANET subscription margins. XATANET subscription margins improved to 60.0 percent for fiscal 2008 compared to 56.5 percent in fiscal 2007.
Selling, General and Administrative Expenses
Selling, general and administrative expenses consist primarily of employee salaries in our sales, support and administration functions, sales commissions, marketing and promotional expenses, executive and administrative costs, and accounting and professional fees. Selling, general and administrative expenses were $21.8 million for fiscal 2008 compared to $16.7 million for fiscal 2007. Selling, general and administrative expenses reflect an increase due to additional costs of GeoLogic Solutions, Inc., amortization expense of $1.1 million related to intangible assets acquired with GeoLogic Solutions, Inc., and investments in our brand strategy, professional services business, and direct sales model. Fiscal 2007 selling, general and administration expenses included charges of $1.4 million of legal and settlement costs associated with a patent infringement lawsuit and $1.9 million write-off of capitalized system development cost relating to products that will not be marketed.

Research & Development Expenses
Research and development expenses consist of employee salaries and expenses related to development personnel and consultants, as well as expenses associated with software and hardware development. Research and development expenses were $6.0 million for fiscal 2008 compared to $4.4 million for fiscal 2007. The increase of $1.6 million was primarily due to an increase in development costs associated with future releases of fleet management systems that have not yet reached technological feasibility and additional costs of GeoLogic Solutions, Inc.
Net Interest Expense
Net interest expense increased $1.5 million to $1.0 million in fiscal 2008, compared to net interest income of $0.5 million in fiscal 2007. The increase in interest expense was primarily due to borrowings of long-term debt related to the acquisition of GeoLogic Solutions, Inc.
Income Taxes
No income tax benefit or expense was recorded in fiscal 2008 or fiscal 2007 as the result of continued operating losses and the Company does not have objectively verifiable positive evidence of future taxable income as prescribed by SFAS No. 109. We concluded that a full valuation allowance was appropriate. Realization of deferred tax assets is dependent on future taxable income during the periods when deductible temporary differences and carryforwards are expected to be available to reduce taxable income. The amount of the net deferred tax asset considered realizable could be increased in the future if we return to profitability and actual future taxable income is higher than currently estimated. At September 30, 2008, we had federal net operating loss carryforwards of approximately $45.8 million.
The Company implemented the provisions of FIN 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109, effective October 1, 2007. The impact of adopting FIN 48 on the Company’s consolidated financial statements was not material and no cumulative effect adjustment was recorded to the October 1, 2007 balance of accumulated deficit.
Net Loss to Common Shareholders
We incurred net losses to common shareholders of $3.6 million and $7.8 million for fiscal 2008 and 2007, respectively. Net loss to common shareholders for fiscal 2007 reflects preferred stock deemed dividends relating to the issuance of Series D Preferred Stock of $0.7 million. Fiscal 2008 and 2007 reflect preferred stock dividends and preferred stock deemed dividends of $0.3 million and $0.3 million, respectively, relating to Series B Preferred Stock.
Liquidity and Capital Resources
As of September 30, 2008, we held $8.9 million in cash and cash equivalents and had working capital, which is total current assets less total current liabilities, of $8.1 million. This compared to $13.7 million in cash and cash equivalents, and working capital of $10.5 million, as of September 30, 2007.
Operating activities used cash of $1.1 million during fiscal 2008 primarily the result of the $4.0 million increase in accounts receivable supporting the revenue growth, while operating activities provided cash of $1.6 million during fiscal 2007.
Cash used in investing activities of $19.4 million for fiscal 2008 included $16.3 million for the purchase of GeoLogic Solutions Inc. and $3.1 million for purchases of equipment and leasehold improvements.

Cash provided by financing activities of $15.8 million for fiscal 2008 included borrowings on long-term debt of $19.2 million offset by payments on long-term debt of $3.2 million and payments on financing costs of $0.3 million.
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
In addition to the preceding sources of financing, the Company also issued $1.8 million of debt obligations to the seller (the “Seller Notes”) in conjunction with the acquisition of GeoLogic Solutions, Inc. The Seller Notes bear interest at an annual rate of 11% and mature in full on January 31, 2009. A portion of the Seller Notes with a principal amount of $525,000 are convertible into common stock of the Company upon maturity, in the event the Company does not repay such Seller Notes in full. The conversion price for such Seller Notes is $3.308 per share. The Seller Notes are subordinate to the security interests of SVB and PFG.
We believe our existing funds, debt facilities and vendor terms will provide adequate cash to fund operating needs for the foreseeable future. In addition, as debt facilities become due, it may be necessary to obtain additional external funding.
Our Series B Preferred Stock prohibits payment of dividends to the holders of any other capital stock unless and until we have paid dividends accrued on the Series B Preferred Stock, which pays an annual cumulative dividend of 4 percent of the original issue price. At the option of the Series B Preferred Stock holders, such dividends are payable in additional shares of Preferred Stock or cash. In fiscal 2008 and 2007, we issued 75,000 and 72,000 shares, respectively, of Series B Preferred Stock for payment of accrued dividends. We are further restricted from dividend payments by our primary lender.
Off-Balance Sheet Arrangements
Not applicable
Recently Issued Accounting Pronouncements
Fair Value Measurements (SFAS 157)
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements but does not require any new fair value measurements. In February 2008, the Financial Accounting Standards Board issued FASB Staff Position (“FSP”) No. 157-2, “Effective Date of FASB No. 157,” which delays the effective date for non-financial assets and non-financial liabilities to fiscal years beginning after November 15, 2008, except for items that are measured at fair value in the financial statements on a recurring basis (at least annually). The adoption of this accounting pronouncement is not expected to have a material effect on the financial statements.

The Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159)
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, which permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company does not plan to measure any of its existing financial assets or liabilities at fair value under the provisions of SFAS No. 159 and, therefore, does not anticipate any material impact to its results of operations or financial position related to the adoption of this standard.
Business Combinations — Revised (SFAS 141R)
In December 2007, the FASB issued SFAS No. 141(R) (revised 2007), Business Combinations. SFAS 141(R) replaces SFAS 141 and establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, including goodwill, the liabilities assumed and any non-controlling interest in the acquiree. SFAS 141(R) also establishes disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement is effective for fiscal years beginning after December 15, 2008. The impact of the adoption of SFAS 141(R) will depend on future acquisitions, if any, as there will be no impact on our existing financial position and results of operations.
The Hierarchy of Generally Accepted Accounting Principles (SFAS 162)
In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (the GAAP hierarchy). SFAS No. 162 will become effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. We do not expect the adoption of SFAS No. 162 to have a material effect on our financial position, operating results or cash flows.

Item 8. Financial Statements and Supplementary Data
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and
Shareholders of XATA Corporation
We have audited the accompanying consolidated balance sheets of XATA Corporation (a Minnesota corporation) (the “Company”) as of September 30, 2008 and 2007, and the related consolidated statements of operations, changes in shareholders’ equity and cash flows for the years then ended. Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of XATA Corporation as of September 30, 2008 and 2007, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
/s/ Grant Thornton LLP
Minneapolis, Minnesota
December 16, 2008

XATA CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	September 30,	September 30,
	2008	2007
ASSETS
Current assets
Cash and cash equivalents	$8,904	$13,675
Accounts receivable, less allowances of $333 and $256	11,365	3,280
Inventories	2,735	2,672
Deferred product costs	1,474	752
Current portion of investment in sales-type leases	768	—
Prepaid expenses and other current assets	691	393

Total current assets	25,937	20,772

Equipment and leasehold improvements, net	3,925	1,583
Intangible assets, net	12,420	—
Goodwill	3,011	—
Deferred product costs, net of current portion	2,685	1,798
Investment in sales-type leases, net of current portion	310	—
Debt financing costs, net	708	—

Total assets	$48,996	$24,153

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Current portion of long-term obligations	$1,845	$161
Accounts payable	4,394	3,419
Accrued expenses	6,574	3,548
Deferred revenue	4,996	3,105

Total current liabilities	17,809	10,233

Long-term obligations, net of current portion	16,342	220
Deferred revenue, net of current portion	7,848	6,524
Other long-term liabilities	805	98

Total liabilities	42,804	17,075

Shareholders’ equity
Preferred stock, no par, 10,000 shares authorized:
Series B, 4% convertible, 2,250 shares designated; shares issued and outstanding: 1,926 at September 30, 2008 and 1,851 at September 30, 2007	5,181	4,921
Series C, convertible, 1,400 shares designated; 1,269 shares issued and outstanding at September 30, 2008 and September 30, 2007	4,845	4,845
Series D, convertible, 1,600 shares designated; 1,567 shares issued and outstanding at September 30, 2008 and September 30, 2007	5,937	5,937
Common stock, par value $0.01 per share; 25,000 shares authorized; shares issued and outstanding: 8,745 at September 30, 2008 and 8,516 at September 30, 2007	87	85
Additional paid-in capital	28,234	25,760
Accumulated deficit	(38,092)	(34,470)

Total shareholders’ equity	6,192	7,078

Total liabilities and shareholders’ equity	$48,996	$24,153

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

XATA CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	For the Years Ended September 30,
	2008	2007
Net sales	$53,726	$30,676

Costs and expenses
Cost of goods sold	28,246	16,932
Selling, general and administrative	21,777	16,702
Research and development	6,027	4,351

Total costs and expenses	56,050	37,985

Operating loss	(2,324)	(7,309)
Interest income	404	525
Interest expense	(1,441)	(24)

Loss before income taxes	(3,361)	(6,808)
Income tax expense	—	—

Net loss	(3,361)	(6,808)

Preferred stock dividends	(192)	(185)
Preferred stock deemed dividends	(69)	(817)

Net loss to common shareholders	$(3,622)	$(7,810)

Net loss per common share — basic and diluted	$(0.44)	$(0.99)

Weighted average common and common share equivalents
Basic and diluted	8,326	7,922

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

XATA CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(in thousands)

	Series B		Series C		Series D				Additional	Unearned
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Paid-In	Stock-Based	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Compensation	Deficit	Total
Balance at September 30, 2006	1,779	$4,579	1,269	$4,845	—	$—	7,963	$80	$23,246	$(900)	$(26,660)	$5,190

Common stock issued on exercise of options	—	—	—	—	—	—	14	—	54	—	—	54
Issuance of restricted shares of common stock	—	—	—	—	—	—	450	4	(4)	—		—
Elimination of unearned compensation	—	—	—	—	—	—	—	—	(900)	900	—	—
Stock based compensation	—	—	—	—	—	—	—	—	2,021	—	—	2,021
Forfeiture of restricted shares of common stock	—	—	—	—	—	—	(23)	—	—	—	—	—
Purchase of common stock	—	—	—	—	—	—	112	1	604	—	—	605
Issuance of preferred stock and warrants	—	—	—	—	1,567	5,279	—	—	739	—	—	6,018
Preferred stock dividends	72	183	—	—	—	—	—	—	—	—	(185)	(2)
Preferred stock deemed dividends	—	159	—	—	—	658	—	—	—	—	(817)	—
Net loss	—	—	—	—	—	—	—	—	—	—	(6,808)	(6,808)

Balance at September 30, 2007	1,851	4,921	1,269	4,845	1,567	5,937	8,516	85	25,760	—	(34,470)	7,078

Common stock issued on exercise of options	—	—	—	—	—	—	15	—	44	—	—	44
Issuance of restricted shares of common stock	—	—	—	—	—	—	151	1	(1)	—	—	—
Stock based compensation	—	—	—	—	—	—	—	—	1,588	—	—	1,588
Forfeiture of restricted shares of common stock	—	—	—	—	—	—	(28)	—	—	—	—	—
Issuance of common stock and warrants	—	—	—	—	—	—	91	1	843	—	—	844
Preferred stock dividends	75	191	—	—	—	—	—	—	—	—	(192)	(1)
Preferred stock deemed dividends	—	69	—	—	—	—	—	—	—	—	(69)	—
Net loss	—	—	—	—	—	—	—	—	—	—	(3,361)	(3,361)

Balance at September 30, 2008	1,926	$5,181	1,269	$4,845	1,567	$5,937	8,745	$87	$28,234	$—	$(38,092)	$6,192

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

XATA CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Years Ended September 30,
	2008	2007
Cash (used in) provided by operating activities
Net loss	$(3,361)	$(6,808)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	2,426	664
Amortization of debt financing costs	167	—
Loss on disposal of long-lived assets	42
Impairment loss on capitalized development costs	—	1,930
Issuance of warrants for services rendered	—	33
Stock based compensation	1,588	2,021
Changes in assets and liabilities, net of impact of acquisition:
Accounts receivable, net	(4,034)	1,980
Inventories	2,289	(1,039)
Deferred product costs	(1,609)	2,570
Prepaid expenses and other assets	(520)	(123)
Lease equipment receivable	746	—
Accounts payable	(1,946)	1,731
Accrued expenses	(148)	970
Deferred revenue	3,215	(2,360)

Net cash (used in) provided by operating activities	(1,145)	1,569

Cash used in investing activities
Purchase of equipment and leasehold improvements	(3,117)	(624)
Additions to system development costs	—	(160)
Acquisition of GeoLogic Solutions, Inc., net of cash acquired	(16,280)	—

Net cash used in investing activities	(19,397)	(784)

Cash provided by (used in) financing activities
Borrowings on long-term obligations	19,224	—
Payments on long-term obligations	(3,167)	(108)
Payments on financing costs	(339)	—
Proceeds from issuance of common stock	—	605
Proceeds from issuance of preferred stock and warrants	—	5,985
Proceeds from options and warrants exercised	53	54

Net cash provided by financing activities	15,771	6,536

(Decrease) increase in cash and cash equivalents	(4,771)	7,321

Cash and cash equivalents
Beginning	13,675	6,354

Ending	$8,904	$13,675

Supplemental disclosures of cash flow information
Cash payments for interest	$1,035	$24

Supplemental schedule of noncash investing and financing activities
Preferred stock deemed dividends	$69	$817
Preferred stock dividends payable	65	63
Preferred stock dividends paid	192	185
Equipment purchased under capital lease	—	306
Issuance of warrants in consideration for financing fees	535	—
Issuance of sellers note	1,750	—
Issuance of common stock related to acquistion of GeoLogic Solutions, Inc.	300	—
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

Notes to Consolidated Financial Statements
Note 1. Description of Business
XATA Corporation (the “Company”) develops, markets and services fully integrated, onboard fleet management systems for the private and for-hire fleet segment of the transportation industry. The Company sells its products in the United States and Canada. The Company’s systems utilize proprietary software and related hardware components and accessories to capture, analyze, and communicate operating information that assists fleet management in improving productivity and efficiency.
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
Agreements that do not meet the requirements described in Emerging Issues Task Force (EITF) 00-03, Application of AICPA Statement of Position 97-2 to Arrangements That Include the Right to Use Software Stored on Another Entity’s Hardware, to allow treatment under SOP 97-2, result in the recognition of all revenue ratably over the term of the agreement.

Allowance for Doubtful Accounts
The Company grants credit to customers in the normal course of business. The majority of the Company’s accounts receivable and investment in sales-type leases receivable are due from companies with fleet trucking operations in a variety of industries. Credit is extended based on an evaluation of a customer’s financial condition and, generally, collateral is not required, although sales-type leases receivable are secured by a retained security interest in the leased equipment. Accounts receivable are typically due from customers within 30 days and are stated at amounts net of an allowance for doubtful accounts. Accounts outstanding longer than the contractual payment terms are considered past due. The Company determines the allowance for doubtful accounts by considering a number of factors, including the length of time trade receivables are past due, our previous loss history, the customer’s current ability to pay its obligation, and the condition of the general economy and the industry as a whole. The Company reserves for these accounts receivable by increasing bad debt expense when they are determined to be uncollectible. Payments subsequently received, or otherwise determined to be collectible, are treated as recoveries that reduce bad debt expense. The balance of the allowance accounts at September 30, 2008 and 2007 was $333,000 and $256,000, respectively.
Segment Reporting
The Company operates as a single reportable segment. The Company will evaluate additional segment disclosure requirements as it expands its operations or experiences changes in its business.
The Company had no significant revenues from customers outside of the United States in fiscal 2008, and 2007, and had no significant long-lived assets deployed outside the United States at September 30, 2008 and 2007.
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
Cash and Cash Equivalents
Cash and cash equivalents included highly liquid investments in overnight sweep and money market accounts.
Concentration of Credit Risk
Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of cash equivalents, accounts receivable and sales-type leases receivable. The Company’s cash equivalents consist of checking, overnight sweep, and money market accounts, which, at times, exceed federally insured limits. The Company has not experienced any losses in such accounts.

The majority of the Company’s accounts receivable and investment in sales-type leases receivable are due from companies with fleet trucking operations in a variety of industries. In general, the Company does not require collateral or other security to support accounts receivable, although sales-type leases receivable are secured by a retained security interest in the leased equipment. Accounts receivable are typically due from customers within 30 days and are stated at amounts due from customers net of any allowance accounts. Accounts receivable outstanding longer than the contractual payment terms are considered past due. To reduce credit risk, management performs ongoing evaluations of its customers’ financial condition.
Fair Value of Financial Instruments
The carrying amounts of the Company’s financial instruments, which include cash and cash equivalents, accounts receivable, sales-type lease receivables, accounts payable and debt obligations, approximate fair value.
Inventories
Inventories consist of finished goods and parts and accessories, and are stated at the lower of cost or market. Cost is determined on the standard cost method, which approximates the first-in, first-out method.
Inventories consist of (in thousands):

	September 30,	September 30,
	2008	2007
Parts and accessories	$835	$1,021
Finished goods	1,900	1,651

Total inventories	$2,735	$2,672

Investment in Sales-Type Leases
As the result of the acquisition of GeoLogic Solutions, Inc. on January 31, 2008, the Company acquired GeoLogic Solutions, Inc.’s investment in sales-type leases. The Company records the investment in sales-type leases at the present value of the future minimum lease payments. There is no guaranteed residual value associated with the leased devices. The receivables generally have terms of five years and are collateralized by a security interest in the related equipment. The Company records subscriber revenue on these leased devices as the ongoing service is provided over the term of the related lease agreement and recognizes interest income as the lease payments are billed to the customers. Future minimum lease payments to the Company under non-cancelable sales-type leases as of September 30, 2008 are as follows (in thousands):

Years ending September 30,
2009	840
2010	296
2011	42

Total minimum lease payments	1,178
Less: amount representing interest (at 11.71%)	(100)

Present value of net minimum sales-type lease payments	1,078
Less: current portion of investment in sales-type leases	(768)

Investment in sales-type leases, excluding current portion	$310

Interest income from sales-type leases was approximately $119,000 for the eight month period subsequent to the acquisition of GeoLogic Solutions, Inc.
Debt Financing Costs
Debt financing costs are amortized to interest expense over the term of the related financing agreement on a straight-line basis, which approximates the effective interest method. The carrying value of the debt financing costs is approximately $708,000, net of accumulated amortization of $167,000 as of September 30, 2008.
Equipment and Leasehold Improvements
Purchased equipment and leased equipment under capital leases are stated at cost and depreciated using the straight-line method over estimated useful lives of approximately two to seven years. Leasehold improvements are amortized over the shorter of the remaining lease term at the time of purchase or their estimated useful lives (one to seven years). Depreciation for income tax reporting purposes is computed using accelerated methods.
Equipment and leasehold improvements consist of (in thousands):

	September 30,	September 30,
	2008	2007
Office furniture and equipment	$4,003	$3,353
Engineering and manufacturing equipment	831	574
Leasehold improvements	2,473	78

	7,307	4,005
Less: accumulated depreciation	(3,382)	(2,422)

Equipment and leasehold improvements, net	$3,925	$1,583

Depreciation expense was $1,297,000 and $664,000 for fiscal 2008 and 2007, respectively.
Capitalized System Development Costs
System development costs incurred after establishing technological feasibility are capitalized as capitalized system development costs in accordance with Statement of Financial Accounting Standards No. 86, (SFAS No. 86), Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed. Costs that are capitalized are amortized to cost of goods sold beginning when the product is first released for sale to the general public. Amortization is at the greater of the amount computed using the ratio of current gross revenues for the product to the total of current and anticipated future gross revenues or the straight-line method over the estimated economic life of the product (two to five years). As of September 30, 2008 and 2007 there were zero capitalized development costs.
During fiscal 2007, the Company recognized costs of $1,930,000 relating to impairment of capitalized system development costs and associated product inventory relating to products that will not be marketed. These costs were recognized as a component of selling, general and administrative expense.
Product development costs which have not met the capitalization criteria of SFAS No. 86 are charged to research and development expense as incurred.
Long-Lived Assets
The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss would be recognized when the sum of the undiscounted future net cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount.
Goodwill and Intangible Assets
As of September 30, 2008, the Company had a goodwill balance of $3,011,000 that resulted from the Company’s acquisition of GeoLogic Solutions, Inc. on January 31, 2008. The Company records goodwill when the purchase price of net tangible and intangible assets acquired exceeds their fair value. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company will review goodwill for impairment at least annually, on the first day of the fourth quarter, or more frequently if an event occurs indicating the potential for impairment. Goodwill is not amortized, but instead tested for impairment at the reporting unit level. We have one reporting unit. The annual goodwill impairment test is a two-step process. First, we determine if the carrying value of our related reporting unit exceeds fair value, which would indicate that goodwill may be impaired. If we then determine that goodwill may be impaired, we compare the implied fair value of the goodwill to its carrying amount to determine if there is an impairment loss. The Company completed this review in the fourth quarter of fiscal 2008 and concluded that no impairment existed.
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

Based on the preliminary allocation of the purchase price for GeoLogic Solutions, Inc., intangible assets subject to amortization were as follows as of September 30, 2008 (in thousands):

	Weighted Average		Accumulated
	Life (years)	Cost	Amortization	Net
Acquired customer contracts	8	$13,500	$(1,125)	$12,375
Other intangibles	7	49	(4)	45

Total	8	$13,549	$(1,129)	$12,420

Amortization expense in fiscal 2008 was $1,129,000. Future amortization expense, as of September 30, 2008, is expected to be as follows (in thousands):

Years Ending September 30,
2009	$1,695
2010	1,695
2011	1,695
2012	1,695
2013	1,695
Thereafter	3,948

Total expected amortization expense	$12,420

Product Warranties
The Company sells its hardware products with a limited warranty, with an option to purchase extended warranties. The Company provides for estimated warranty costs in relation to the recognition of the associated revenue. Factors affecting the Company’s product warranty liability include the number of units sold, historical and anticipated rates of claims and cost per claim. The Company periodically assesses the adequacy of its product warranty liability based on changes in these factors.
At September 30, 2008 and 2007, the Company had accruals for product warranties of approximately $1,576,000 and $911,000, respectively. These amounts are included in accrued expenses on the Company’s balance sheet.
Shipping Costs
Shipping costs, which are classified as a component of cost of goods sold, were approximately $539,000 and $290,000 in fiscal 2008 and 2007, respectively. Customer billings related to shipping and handling fees are reported as net sales.
Advertising Costs
Advertising costs consist primarily of ad campaigns, catalog brochures, promotional items and trade show expenses and are expensed as incurred. Advertising costs, which are included in selling, general and administrative expenses, were approximately $902,000 and $340,000 in fiscal 2008 and 2007, respectively.

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
Stock-Based Compensation
The Company accounts for share-based employee compensation plans under the provisions of SFAS 123(R), Share-Based Payment, which requires the measurement and recognition of compensation expense for all share-based payment awards to employees and directors based on estimated fair values. The Company estimates the fair value of options granted using the Black-Scholes option valuation model and the assumptions shown in Note 8 to the financial statements. The Company estimates the volatility of the common stock at the date of grant based on a historical volatility rate, consistent with SFAS 123(R) and Securities and Exchange Commission Staff Accounting Bulletin No. 107 (SAB 107). The decision to use historical volatility was based upon the lack of traded common stock options. The expected term is estimated consistent with the simplified method identified in SAB 107 for share-based awards granted during fiscal 2008 and 2007. The simplified method calculates the expected term as the average of the vesting and contractual terms of the award. The risk-free interest rate assumption is based on observed interest rates appropriate for the term of the options. The Company uses historical data to estimate pre-vesting option forfeitures and records share-based compensation expense only for those awards that are expected to vest. The fair value of options are amortized over the vesting period of the awards utilizing a straight-line method.
Major Customers
The Company had the following significant customers:

	Percentage of Net Sales		Percentage of Ending Receivables at
	For the Year Ended September 30,		September 30,
	2008	2007	2008	2007
Customer A	12.3%	*	*	*
Customer B	*	*	15.1%	*
Customer C	*	19.6%	*	*

*	Customer total was less than 10 percent of net sales or ending receivables.
The Company sells large orders to individual fleets and may be dependent upon a few major customers each year whose volume of purchases is significantly greater than that of other customers. Although the Company has experienced growth in its customer base, it is still dependent on present customers’ continued hardware purchases to equip and upgrade their fleets, as well as recurring product revenue. Loss of any significant current customers or an inability to further expand its customer base would adversely affect the Company.
Major Suppliers
While current vendors are meeting the Company’s quality and performance expectations, the Company believes that a disruption in the supply of XATA Application Modules (XAMs) and MobileMax Mobile Data Terminals (MDTs), which are each supplied by separate single vendors, would affect the Company’s ability to deliver finished goods and replacement parts.

Recently Issued Accounting Standards
Fair Value Measurements (SFAS 157)
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements but does not require any new fair value measurements. In February 2008, the Financial Accounting Standards Board issued FASB Staff Position (“FSP”) No. 157-2, “Effective Date of FASB No. 157,” which delays the effective date for non-financial assets and non-financial liabilities to fiscal years beginning after November 15, 2008, except for items that are measured at fair value in the financial statements on a recurring basis (at least annually). The adoption of this accounting pronouncement is not expected to have a material effect on the financial statements.
The Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159)
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, which permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company does not plan to measure any of its existing financial assets or liabilities at fair value under the provisions of SFAS No. 159 and, therefore, does not anticipate any material impact to its results of operations or financial position related to the adoption of this standard.
Business Combinations — Revised (SFAS 141R)
In December 2007, the FASB issued SFAS No. 141(R) (revised 2007), Business Combinations. SFAS 141(R) replaces SFAS 141 and establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, including goodwill, the liabilities assumed and any non-controlling interest in the acquiree. SFAS 141(R) also establishes disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement is effective for fiscal years beginning after December 15, 2008. The impact of the adoption of SFAS 141(R) will depend on future acquisitions as there will be no impact on our existing financial position and results of operations.
The Hierarchy of Generally Accepted Accounting Principles (SFAS 162)
In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (the GAAP hierarchy). SFAS No. 162 will become effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The Company does not expect the adoption of SFAS No. 162 to have a material effect on its financial position, operating results or cash flows.
Note 3. GeoLogic Solutions, Inc. Acquisition
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

The total purchase price included $15,277,000 in cash, 90,689 shares of common stock (valued at $300,000) of the Company and $1,750,000 in debt obligations to the seller of GeoLogic Solutions, Inc. The Company also incurred $1,560,000 of transaction costs in connection with the acquisition. The Company incurred additional debt of $16,223,000 in connection with the acquisition of GeoLogic Solutions, Inc.
The components of the purchase price and the preliminary allocation to the assets and liabilities based on their estimated fair values at the date of acquisition are as follows (in thousands):

Cash	$15,277
Debt obligations	1,750
Common stock	300
Transaction costs	1,560

Total purchase price	$18,887

Cash	$557
Other current assets	6,208
Property and equipment	554
Intangible and other assets	1,049
Current liabilities	(5,992)

Net assets		2,376
Acquired customer contracts		13,500
Goodwill		3,011

Total		$18,887

Unaudited pro forma results of operations for the year ended September 30, 2008 and 2007, as if the purchase had occurred at the beginning of the periods indicated are as follows (in thousands, except per share amounts):

	For the Year Ended
	September 30,
	2008	2007
Net sales	$60,679	$52,795
Net loss to common shareholders	$(7,582)	$(19,123)
Net loss per common share — basic and diluted	$(0.91)	$(2.39)
Weighted average common and common share equivalents — basic and diluted	8,326	8,013
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

Note 4. Financing Arrangements
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
In addition to the preceding sources of financing, the Company also issued $1.8 million of debt obligations to the seller (the “Seller Notes”) in conjunction with the acquisition of GeoLogic Solutions, Inc. The Seller Notes bear interest at an annual rate of 11% and mature in full on January 31, 2009. A portion of the Seller Notes with a principal amount of $525,000 are convertible into common stock of the Company upon maturity, in the event the Company does not repay such Seller Notes in full. The conversion price for such Seller Notes is $3.308 per share. The Seller Notes are subordinate to the security interests of SVB and PFG.
Long- term obligations and notes payable consist of the following (in thousands):

	September 30, 2008	September 30, 2007
Subordinated notes	$1,225	$—
Subordinated convertible notes	525	—

Total notes payable	1,750
Senior secured revolving credit facility	8,223	—
Secured term loan	8,000	—
Capitalized leases	214	381

Total long-term obligations	18,187	381
Less current portion of long-term obligations	1,845	161

Total long-term obligations, net of current portion	$16,342	$220

The aggregate schedule of maturities of long-term obligations and notes payable subsequent to September 30, 2008 are as follows:

Years Ending September 30,
2009	$1,845
2010	84
2011	11,243
2012	5,015

Total	$18,187

Note 5. Net Loss Per Share
Basic loss per share is computed based on the weighted average number of common shares outstanding by dividing net loss applicable to common shareholders by the weighted average number of common shares outstanding for the period. Generally, diluted net income per share reflects the potential dilution that could occur if securities or other obligations to issue common stock such as options, warrants or convertible preferred stock, were exercised or converted into common stock that then shared in the earnings of the Company. However, diluted net loss per share is equal to basic net loss per share for all periods presented because the effect of including such securities or obligations would have been antidilutive.
Options and warrants to purchase 3,234,000 and 2,770,000 shares of common stock at weighted average per share exercise prices of $3.97 and $4.23 were excluded for the 2008 and 2007 fiscal years, respectively, due to the Company incurring a net loss during the 2008 and 2007 fiscal years. The inclusion of these outstanding options and warrants would have an antidilutive effect. Therefore, basic and diluted net loss per common share amounts are the same for fiscal 2008 and 2007.
Note 6. Income Taxes
The Company’s deferred tax assets and liabilities are as follows (amounts in thousands):

	September 30,
	2008	2007
Current deferred tax assets:
Inventory and warranty reserve	$862	$619
Accrued expenses, deferred revenue and other	2,615	1,541
Accounts receivable and sales reserve	123	95

	3,600	2,255

Non-current deferred tax assets (liabilities):
Depreciation	907	12
Research and development credit	1,456	1,400
Net operating loss carryforwards	16,930	9,160
Identifiable intangible assets	(4,595)	—

	14,698	10,572

Total net deferred tax asset	18,298	12,827
Less: valuation allowance	(18,298)	(12,827)

Net deferred tax asset	$—	$—

The Company periodically reviews the valuation allowance it has established on its deferred tax assets. Realization of deferred tax assets is dependent upon sufficient future taxable income during periods when deductible temporary differences and carryforwards are expected to be available to reduce taxable income. The amount of the net deferred tax asset considered realizable could be increased in the future if the Company returns to profitability and actual future taxable income is higher than currently estimated and it becomes more likely than not that these amounts would be realized.

The Company’s income tax expense (benefit) differed from the statutory federal rate as follows (amounts in thousands):

	September 30,
	2008	2007
Statutory federal rate applied to loss before income taxes	$(1,143)	$(2,315)
State income tax benefit	(81)	(183)
Stock based compensation	195	230
Permanent differences	32	16
Change in valuation allowance	1,053	2,462
Research and development credit	(56)	(209)
Other	—	(1)

	$—	$—

Current	$—	$—
Deferred	—	—

	$—	$—

As of September 30, 2008, the Company had federal net operating loss carryforwards and research and development credit carryforwards of approximately $45.8 million and $1.5 million, respectively, which begin to expire in 2009 through 2028. Approximately $31.1 million of net operating loss carryforwards were acquired with the acquisition of GeoLogic Solutions, Inc.; however, the usage of these net operating losses is limited in accordance with the provisions of Section 382 of the Internal Revenue Code. Accordingly, only approximately $20.1 million of the acquired net operating loss carryforwards are available for use and are included in the $45.8 million carryforward amount. The remaining $25.7 million of net operating loss carryforwards may be subject to annual use limitations in accordance with the same provisions. Included in the net operating loss carryforwards is approximately $291,000 related to stock options, which currently have a full valuation allowance, and when realized for financial statement purposes will not result in a reduction in income tax expense. Rather, the benefit will be recorded as an increase to additional paid-in capital.
The net deferred tax assets of Geologic Solutions, Inc. were fully reserved for in the purchase accounting for the acquisition thereby increasing goodwill. Any subsequent reversal of the valuation allowance will be recorded as a reduction of goodwill, as opposed to a reduction of income tax expense, pursuant to current accounting standards.
The Company implemented the provisions of FIN 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109, effective October 1, 2007. This interpretation clarifies the accounting for uncertainty in income taxes recognized in a Company’s financial statements and prescribes a recognition threshold and measurement criteria for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The impact of adopting FIN 48 on the Company’s consolidated financial statements was not material and no cumulative effect adjustment was recorded to the October 1, 2007 balance of accumulated deficit. In 2008, the Company recognized no tax benefit or liabilities for uncertainties related to prior and current year income tax positions, which were determined to be immaterial.

Note 7. Commitments
Leases
The Company leases its offices, warehouse, and certain office equipment under noncancelable operating leases. The facility leases require that the Company pay a portion of the real estate taxes, maintenance, utilities and insurance.
Approximate future minimum rental commitments, excluding common area costs under these non-cancelable operating leases, are (in thousands):

Years ending September 30,
2009	$997
2010	1,062
2011	738
2012	520
2013	536
Thereafter	611

Total	$4,464

Rental expense, including common area costs, was approximately $1,144,000 and $367,000 for the fiscal years ended September 30, 2008 and 2007.
401(k) Plan
The Company has a 401(k) plan covering substantially all employees and is operated on a calendar year basis. The Plan provides for a Company matching contribution equal to 50 percent of an employee’s contribution for employee deferrals of up to 6 percent of their compensation with immediate vesting. Matching contributions for the fiscal years ended September 30, 2008 and 2007 totaled $337,000 and $147,000, respectively.
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

Series B
In December 2003, the Company’s Board of Directors authorized the sale of up to 1,700,000 shares of Series B Preferred Stock through a private placement. Pursuant to a Stock Purchase Agreement entered into in December 2003 with Trident Capital, Inc. and its affiliates (collectively, “Trident”) the Company sold 1,613,000 shares of Series B Preferred Stock for $4,097,000, or $2.54 per share. Each share of the Preferred Stock is convertible into one share of the Company’s common stock. The price per share of the Series B Preferred Stock and the conversion price for the common stock were equal to the “market value” of the common stock (as defined in the rules of the Nasdaq Stock Market) on the date of execution of the definitive agreements. The Series B Preferred Stock pays an annual cumulative dividend of 4 percent of the original issue price (payable semi-annually; payable in additional shares of Series B Preferred Stock or cash, at the option of the holders) and has a non-participating preferred liquidation right equal to the original issue price, plus accrued unpaid dividends. The Series B Preferred Stock provides that the Company cannot pay dividends to the holders of any other capital stock unless and until the Company has paid dividends accrued on the Series B Preferred Stock.
In fiscal 2008 and 2007 the Company issued 75,000 and 72,000 shares, respectively, of Series B Preferred Stock to Trident for payment of accrued dividends. Based on the market value of the Company’s common stock on the date of the dividend payment, the payment of the dividend in additional shares of Series B Preferred Stock resulted in a non-cash deemed dividend of $69,000 and $159,000 in fiscal 2008 and 2007, respectively.
The Series B Preferred Stock is redeemable at the option of Trident at 100 percent of the original purchase price plus accrued and unpaid dividends at any time after five years from the date of issuance, or at any time if there is a significant adverse judgment against the Company, the Company defaults on its debts or files for bankruptcy, or in the event of a change of control. However, the Company may decline to redeem any or all of the Preferred Stock at its sole option and discretion, and in such case the annual cumulative dividend on the Series B Preferred Stock will increase from 4 percent to 10 percent. In the event that upon a change of control the Company does not have sufficient funds to redeem any or all of the Preferred Stock the annual cumulative dividend on the Series B Preferred Stock will increase from 4 percent to 6 percent. The Company may redeem the Series B Preferred Stock at its option after five years from the date of issuance if the market price of its common stock is greater than three times the conversion price on each of the sixty consecutive days prior to the redemption date.
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
Stock Option Plans
In February 2007 the Company adopted the 2007 Long Term Incentive and Stock Option Plan (the 2007 Plan). The 2007 Plan permits the granting of “incentive stock options” meeting the requirements of Section 422 of the Internal Revenue Code of 1986, as amended, and nonqualified options that do not meet the requirements of Section 422. Stock appreciation rights and restricted stock awards may also be granted under the 2007 Plan. A total of 500,000 shares of the Company’s common stock were originally reserved for issuance pursuant to options granted or shares awarded under the 2007 Plan. The 2007 Plan has an evergreen provision in which the maximum number of shares that may be issued under the 2007 Plan shall be cumulatively increased on January 1, 2008 and on each January 1 thereafter for nine years by the lesser of (i) 500,000 Common Shares, (ii) 3% of the Company’s outstanding Common Shares, on an as-converted basis, as of the preceding December 31 and (iii) a number of Common Shares determined by the Board or Committee. The Company has 164,068 shares authorized and available for future equity awards as of September 30, 2008. Generally, the options that are granted under the 2007 Plan are exercisable for a period of five to ten years from the date of grant and vest over a period of up to three years from the date of grant.
The Company has three equity compensation plans: its 2001 Interim Incentive and Stock Option Plan, its 2002 Long-Term Incentive and Stock Option Plan and its 2007 Long-Term Incentive and Stock Option Plan, all of which have been approved by the shareholders of the Company. The 2001 Interim and 2002 Plans have terminated and no additional awards can be made under those Plans.

The following tables summarize information relating to stock option activity as of September 30, 2008 and 2007 (in thousands, except per share amount):

		Weighted
		Average
	Shares	Exercise Price
Options outstanding at September 30, 2006	388	$4.60
Granted	894	5.15
Exercised	(15)	3.73
Cancelled	(35)	4.83

Options outstanding at September 30, 2007	1,232	5.01
Granted	323	3.05
Exercised	(15)	2.98
Cancelled	(301)	4.43

Options outstanding at September 30, 2008	1,239	4.66

	Options Outstanding			Options Exercisable
		Weighted			Weighted
		Average	Weighted		Average	Weighted
Range of	Number	Remaining	Average	Number	Remaining	Average
exercise	of	Contractual	Exercise	of	Contractual	Exercise
price	Shares	Life	Price	Shares	Life	Price
$2.99	237	4.9	$2.99	25	9.4	$2.99
$3.15 – $3.99	83	3.5	3.60	36	2.4	3.87
$4.33 – $4.98	62	4.7	4.69	46	5.2	4.82
$5.03 – $5.40	857	4.1	5.23	445	3.8	5.26

	1,239	4.3	4.66	552	4.1	5.03

The intrinsic value of options exercised during fiscal years 2008 and 2007 was $3,000 and $12,000, respectively. The intrinsic value of outstanding options and options exercisable was $242,000 and $26,000, respectively, as of September 30, 2008.
The fair value of each option is estimated at the grant date using the Black-Scholes option-pricing model. The weighted average fair value and the assumptions used to determine the fair values are as follows (in thousands, except per share amounts):

	For the Years Ended
	September 30,
	2008	2007
Number of shares granted	323	894
Fair value per share	$0.81	$1.79
Risk-free interest rate	2.24%	4.65%
Expected volatility	30.88%	35.39%
Expected life (in years)	3.7	4.0
Dividend yield	—	—
As of September 30, 2008, there was approximately $783,000 of total unrecognized compensation costs related to stock option awards. The Company will recognize this cost over the remaining vesting periods of these options. The weighted average of these remaining vesting periods is 1.3 years.

Restricted Stock Awards
The Company grants restricted shares of common stock as part of its long-term incentive compensation to employees. Fair market value of restricted stock awards are determined based on the closing market price on the date of grant. Restricted stock awards vest over one to three years and stock may be sold once vested. The Company also granted 15,625 and 10,000 shares of common stock to certain directors in fiscal 2008 and 2007, respectively. Restricted stock awards granted to directors vest immediately.
The following table summarizes information relating to restricted stock activity as of September 30, 2008 and 2007 (in thousands, except per share amount):

		Weighted
	Number of	Average Grant
	Shares	Date Fair Value
Restricted stock outstanding at September 30, 2006	212	$4.95
Granted	450	5.34
Vested	(278)	5.23
Cancelled	(23)	4.98

Restricted stock outstanding at September 30, 2007	361	5.22
Granted	151	3.04
Vested	(198)	4.94
Cancelled	(29)	4.08

Restricted stock outstanding at September 30, 2008	285	4.37

The Company recognizes compensation expense ratably over the vesting period of the restricted stock. The total fair value of shares vested during fiscal years 2008 and 2007 was $651,000 and $1,023,000.
As of September 30, 2008, there was approximately $986,000 of total unrecognized compensation costs related to restricted stock awards. The Company will recognize this cost over the remaining vesting periods of these awards. The weighted average of these remaining vesting periods is 1.5 years.
Common stock warrants
The Company has issued warrants for the purchase of common stock to directors, consultants and placement agents. Compensation expense associated with the warrants has not been material and has been recorded as expense at its fair value.
In fiscal 2008, the Company issued 457,000 warrants relating to debt facilities utilized in connection with acquisition of GeoLogic Solutions, Inc. In fiscal 2007, the Company issued 470,000 warrants relating to the issuance of Series D Preferred Stock. The fair value of these warrants on the date of issue was $535,000 and $714,000, respectively.

The following tables summarize information relating to stock warrants (amounts in thousands, with the exception of per warrant amounts):

			Weighted
		Weighted	Average
	Number of	Average	Remaining
	Warrants	Exercise Price	Life (years)
Warrants outstanding at September 30, 2006	1,033	$3.49	3.0
Granted	505
Exercised	—
Cancelled	—

Warrants outstanding at September 30, 2007	1,538	5.22	2.9
Granted	457
Exercised	—
Cancelled	—

Warrants outstanding at September 30, 2008	1,995	3.54	2.6

Note 9. Legal Proceedings
The Company was named as one of many defendants in a patent infringement lawsuit filed during fiscal 2007. In November 2007, the Company reached a settlement agreement with the plaintiff that dismissed the Company from the lawsuit and provided the Company a fully paid-up irrevocable and perpetual license to the patents at issue, in exchange for cash compensation. The Company recognized $1.4 million in legal and settlement expenses during fiscal 2007 related to this matter.

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
Management’s report on internal control over financial reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including the Certifying Officers, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. In accordance with the Securities and Exchange Commission’s published guidance, the Company’s assessment of internal control over financial reporting excluded the fiscal 2008 acquisition of GeoLogic Solutions, Inc., which represents approximately 26.3 percent of net sales for the year ended September 30, 2008. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of September 30, 2008.
Due to its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.
This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.
Changes in internal controls over financial reporting. The Certifying Officers also have indicated that there have been no changes in the Company’s internal controls over financial reporting during its fourth fiscal quarter ended September 30, 2008, that have materially affected or are reasonably likely to materially affect such controls.
Item 9B. Other Information
Not applicable.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
The required information regarding our directors and executive officers and regarding compliance with Section 16(a) of the Exchange Act is incorporated by reference from our definitive proxy statement, including the information under the headings “Proposal 1 — Election of Directors”, “Executive Compensation — Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” for the Annual Meeting of Stockholders to be held on February 4, 2009.

We have adopted a Code of Ethics (Code) applicable to our principal executive, financial and accounting officers. The Code is posted on our website at www.xata.com, and we will post on such website any amendment to, or waiver from, a provision of our Code within four business days following the date of such amendment or waiver.
Item 11. Executive Compensation
Information called for by this Item is incorporated by reference from our definitive proxy statement, including the information under the heading “Executive Compensation”, for the Annual Meeting of Stockholders to be held on February 4, 2009.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information called for by this Item is incorporated by reference from our definitive proxy statement, including the information under the headings “Equity Compensation Plan Information” and “Principal Shareholders and Ownership of Management” for the Annual Meeting of Stockholders to be held on February 4, 2009.
Item 13. Certain Relationships and Related Transactions, Director Independence
Information called for by this Item is incorporated by reference from our definitive proxy statement, including information under the headings “Certain Relationships and Related Party Transactions” and “Proposal 1 — Election of Directors” for the Annual Meeting of Stockholders to be held on February 4, 2009.
Item 14. Principal Accountant Fees and Services
Information called for by this Item is incorporated by reference from our definitive proxy statement, including the information contained under the heading “Audit Committee Report – Principal Accountant”, for the Annual Meeting of Stockholders to be held on February 4, 2009.
PART IV
Item 15. Exhibits and Financial Statement Schedules
(a) Documents Filed as Part of Form 10-K
1.	Financial Statements
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheet as of September 30, 2008 and 2007
Consolidated Statements of Operations for the years ended September 30, 2008 and 2007
Consolidated Statements of Changes in Shareholders’ Equity for the years ended September 30, 2008 and 2007
Consolidated Statements of Cash Flows for the years ended September 30, 2008 and 2007
2.	Financial Statement Schedules
Schedule II — Valuation and Qualifying Accounts

3.	Exhibits
The list of exhibits in the Exhibit Index is incorporated herein by reference.
(b) Exhibits
We hereby file the exhibits listed in the attached Exhibit Index.
(c) Financial Statement Schedules
Schedule II — Valuation and Qualifying Accounts

SIGNATURES
In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

XATA CORPORATION
Dated: December 17, 2008	By:	/s/ John J. Coughlan
John J. Coughlan, Chairman, Chief
Executive Officer and President (Principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Dated: December 17, 2008	By:	/s/ John J. Coughlan

John J. Coughlan, Chairman, Chief Executive Officer and President

Dated: December 17, 2008	By:	/s/ Carl M. Fredericks

Carl M. Fredericks, Director

Dated: December 17, 2008	By:	/s/ Thomas G. Hudson

Thomas G. Hudson, Director

Dated: December 17, 2008	By:	/s/ Roger W. Kleppe

Roger W. Kleppe, Director

Dated: December 17, 2008	By:	/s/ Chad Lindbloom

Chad Lindbloom, Director

Dated: December 17, 2008	By:	/s/ Michael J. Paxton

Michael J. Paxton, Director

Dated: December 17, 2008	By:	/s/ Christopher P. Marshall

Christopher P. Marshall, Director

Dated: December 17, 2008	By:	/s/ Charles R. Stamp, Jr.

Charles R. Stamp, Jr., Director

Dated: December 17, 2008	By:	/s/ Mark E. Ties

Mark E. Ties, Chief Financial Officer (Principal accounting and financial officer)

Schedule II
XATA Corporation
Valuation and Qualifying Accounts
(in thousands)

	Balance at	Charged to	Charged to
	beginning of	costs and	other		Balance at
Description	period	expenses	accounts (1)	Deductions (2)	end of period
Year ended September 30, 2007 deducted from assets accounts:
Accounts receivable allowance for bad debts	$286	$1	$—	$157	$130
Year ended September 30, 2008 deducted from assets accounts:
Accounts receivable allowance for bad debts	130	92	638	527	333

(1)	This amount represents allowance for bad debts established at the time of acquisition of GeoLogic Solutions, Inc.

(2)	Amounts recorded in fiscal 2008 include $511,000 for accounts reserved for at the time of acquisition from GeoLogic Solutions, Inc.

Exhibit No.	Description of Exhibits

3.1	Second Restated Articles of Incorporation of XATA Corporation *

3.2	Bylaws of XATA Corporation (22)

4.1	Common Stock Warrant and Series B Preferred Stock Purchase Agreement, dated December 6, 2003 (1)

4.2	Common Stock Warrant and Series C Preferred Stock Purchase Agreement, dated September 7, 2005 (2)

4.3	Common Stock Warrant and Series D Preferred Stock Purchase Agreement, dated June 18, 2007 (3)

4.4	Form of warrant issued to Trident entities in connection with Common Stock Warrant and Series B Preferred Stock Purchase Agreement (1)

4.5	Form of warrant issued to Cherry Tree Securities, LLC for its service as placement agent in connection with Common Stock Warrant and Series B Preferred Stock Purchase Agreement (1)

4.6	Form of warrant issued to Trident entities in connection with Common Stock Warrant and Series C Preferred Stock Purchase Agreement (2)

4.7	Form of warrant issued to Trident entities in connection with Common Stock Warrant and Series D Preferred Stock Purchase Agreement (3)

4.8	Investor Rights Agreement, dated June 19, 2007 (3)

4.9	Form of Senior Subordinated Convertible Notes issued on January 31, 2008, by XATA Corporation to each of Platinum Equity Capital Partners, L.P., Platinum Equity Capital Partners-A, L.P., Platinum Equity Capital Partners-PF, L.P. and Platinum Transportation Principals, LLC (24)

4.10	Common Stock Warrant, dated as of January 31, 2008, issued by XATA Corporation to Silicon Valley Bank (24)

4.11	Common Stock Warrant, dated as of January 31, 2008, issued by XATA Corporation to Partners for Growth II, L.P. (24)

9.0	Amended and Restated Voting Agreement, dated September 7, 2005 (2)

10.4	Trident Investor Indemnification Agreement (1)

10.5	Trident Director Indemnification Agreement (1)

10.6	Stock Purchase Agreement with JDSTG, dated August 30, 2000 (6)

10.7	Registration Rights Agreement with JDSTG dated August 30, 2000 (6)

10.8	Amendment No. 1, dated October 31, 2000, to Stock Purchase Agreement with JDSTG (7)

10.9	Side Agreement with JDSTG dated December 28, 2000 (8)

10.10	Loan and Security Agreement with Silicon Valley Bank, dated as of December 17, 2004 (9)

10.11	First Amendment to Loan and Security Agreement with Silicon Valley Bank, dated as of December 16, 2005 (10)

10.12	Employment Agreement dated October 1, 2000 with Thomas N. Flies (11)

Exhibit No.	Description of Exhibits

10.13	Form of Warrant issued to directors as equity compensation (12)

10.14	2002 Long-Term Incentive and Stock Option Plan (22)

10.15	Form of Restricted Stock Award Agreement pursuant to 2002 Long-Term Incentive and Stock Option Plan (13)

10.16	Form of Directors’ Restricted Stock Award Agreement pursuant to 2002 Long-Term Incentive and Stock Option Plan (14)

10.17	2007 Long-term Incentive and Stock Option Plan (15)

10.18	Form of Stock Option Agreement for Directors pursuant to 2007 Long-term Incentive and Stock Option Plan (22)

10.19	Form of Stock Option Agreement for Employees pursuant to 2007 Long-term Incentive and Stock Option Plan (22)

10.20	Change of Control Agreement with Mark Ties (16)

10.21	Change of Control Agreement with Thomas Schlick (17)

10.22	Executive Employment Agreement with John J. Coughlan (18)

10.23	Incentive Stock Option Agreement with John J. Coughlan (18)

10.24	Restricted Stock Award Agreement with John J. Coughlan (18)

10.25	Matching Restricted Stock Award Agreement with John J. Coughlan (18)

10.26	Change of Control Agreement with David Gagne (19)

10.27	Non-Qualified Stock Option Agreement with David Gagne (19)

10.28	Matching Restricted Stock Award Agreement with David Gagne (19)

10.29	Separation and Release Agreement with Peter A. Thayer (19)

10.30	Business Agreement with Winland Electronics dated June 28, 2005 (20)

10.31	Reseller Agreement with Orbcomm, Inc. dated July 31, 2006 (20)

10.32	Second Amendment to Custom Service Agreement with Sprint Solutions, Inc. effective January 1, 2007 (20)

10.33	Stock Purchase Agreement, dated as of December 19, 2007, between XATA Corporation, GeoLogic Solutions, Inc., GeoLogic Management, Inc., Platinum Equity Capital Partners, L.P., Platinum Equity Capital Partners-A, L.P., Platinum Equity Capital Partners-PF, L.P. and Platinum Transportation Principals, LLC. (23)

10.34	First Amendment to Stock Purchase Agreement, dated as of January 31, 2008, between XATA Corporation, GeoLogic Solutions, Inc., GeoLogic Management, Inc., Platinum Equity Capital Partners, L.P., Platinum Equity Capital Partners-A, L.P., Platinum Equity Capital Partners-PF, L.P. and Platinum Transportation Principals, LLC. (24)

10.35	Loan and Security Agreement, dated as of January 31, 2008, between Silicon Valley Bank, XATA Corporation and GeoLogic Solutions, Inc. (24)

10.36	Loan and Security Agreement, dated as of January 31, 2008, between Partners for Growth II, L.P., XATA Corporation and GeoLogic Solutions, Inc. (24)

Exhibit No.	Description of Exhibits

10.37	Separation Agreement, dated January 16, 2008, between XATA Corporation and Thomas L. Schlick (25)

10.38	Severance Agreement between Mark E. Ties and the Company dated May 8, 2008 (26)

10.39	Separation Agreement, dated March 1, 2007, between XATA Corporation and James Griffin (27)

10.40	Amendment to Separation Agreement, dated October 1, 2008, between XATA Corporation and James Griffin (27)

10.41	Second Amendment to Loan and Security Agreement dated November 20, 2008.*

10.42	First Amendment to PFG Loan and Security Agreement dated November 20, 2008.*

23	Consent of Grant Thornton LLP, independent registered public accounting firm*

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

*	Filed herewith

(1)	Incorporated by reference to exhibit filed as part of Report on Form 8-K on December 9, 2003

(2)	Incorporated by reference to exhibit filed as part of Report on Form 8-K on September 22, 2005

(3)	Incorporated by reference to exhibit filed as part of Report on Form 8-K on June 22, 2007

(4)	Incorporated by reference to exhibit filed as a part of Report on Form 10-QSB for the fiscal quarter ended March 31, 1997

(5)	Incorporated by reference to exhibit filed as part of Report on Form 10-QSB for the fiscal quarter ended March 31, 2003

(6)	Incorporated by reference to exhibit filed as a part of Report on Form 8-K on September 7, 2000

(7)	Incorporated by reference to exhibit filed as a part of Report on Form 8-K on November 2, 2000

(8)	Incorporated by reference to exhibit filed as a part of Report on Form 10-KSB for the fiscal year ended September 30, 2000

(9)	Incorporated by reference to exhibit filed as part of Report on Form 10-KSB for the fiscal year ended September 30, 2004

(10)	Incorporated by reference to exhibit filed as part of Report on Form 10-KSB/A for the fiscal year ended September 30, 2005

(11)	Incorporated by reference to exhibit filed as part of Report on Form 10-QSB for the fiscal quarter ended December 31, 2000

(12)	Incorporated by reference to exhibit filed as part of Report on Form 10-KSB for the fiscal year ended September 30, 2002

(13)	Incorporated by reference to exhibit filed as part of Report on Form 10-KSB for the fiscal year ended September 30, 2004

(14)	Incorporated by reference to exhibit filed as part of Report on Form 8-K on March 1, 2006

(15)	Incorporated by reference to exhibit filed as part of Registration Statement on Form S-8 on February 15, 2007

(16)	Incorporated by reference to exhibit filed as part of Report on Form 8-K on April 12, 2005

(17)	Incorporated by reference to exhibit filed as part of Report on Form 8-K on April 11, 2006

(18)	Incorporated by reference to exhibit filed as part of Report on Form 8-K on October 4, 2006

(19)	Incorporated by reference to exhibit filed as part of Report on Form 8-K on January 8, 2007

(20)	Incorporated by reference to exhibit filed as part of Report on Form 10-KSB for the fiscal year ended September 30, 2006

(21)	Incorporated by reference to exhibit filed as part of Report on Form 8-K on July 9, 2007

(22)	Incorporated by reference to exhibit filed as part of Report on Form 10-K for the fiscal year ended September 30, 2007

(23)	Incorporated by reference to exhibit filed as part of Report on Form 8-K filed with the SEC on December 24, 2007

(24)	Incorporated by reference to exhibit filed as part of Report on Form 8-K filed with the SEC on February 6, 2008

(25)	Incorporated by reference to exhibit filed as part of Report on Form 8-K filed with the SEC on January 18, 2008

(26)	Incorporated by reference to exhibit filed as part of Report on Form 10-Q for the fiscal quarter ended June 30, 2008.

(27)	Incorporated by reference to exhibit filed as part of Report on Form 8-K filed with the SEC on October 7, 2008