Form 10-Q
period 2008-12-31
XATA CORP /MN/
filed 2009-02-04
CIK 854398

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended December 31, 2008 or

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
APPLICABLE ONLY TO CORPORATE ISSUERS
As of January 30, 2009, the following securities of the Registrant were outstanding: 8,775,769 shares of Common Stock, $.01 par value per share, 1,964,429 shares of Series B Preferred Stock, 1,269,036 shares of Series C Preferred Stock and 1,566,580 shares of Series D Preferred Stock.

XATA Corporation
Index

PART I – FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements.
XATA CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	For the Three Months Ended
	December 31,
	2008	2007
Net sales	$14,643	$7,687

Costs and expenses Cost of goods sold	6,688	3,779
Selling, general and administrative	6,931	3,995
Research and development	1,284	1,040

Total costs and expenses	14,903	8,814

Operating loss	(260)	(1,127)
Interest income	38	131
Interest expense	(450)	(17)

Loss before income taxes	(672)	(1,013)
Income tax expense	—	—

Net loss	(672)	(1,013)

Preferred stock dividends	(49)	(47)
Preferred stock deemed dividends	5	(43)

Net loss to common shareholders	$(716)	$(1,103)

Net loss per common share — basic and diluted	$(0.08)	$(0.14)

Weighted average common and common share equivalents
Basic and diluted	8,468	8,163

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

XATA CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	December 31,	September 30,
	2008	2008
ASSETS
Current assets
Cash and cash equivalents	$8,902	$8,904
Accounts receivable, less allowances of $388 and $333	8,818	11,365
Inventories	3,269	2,735
Deferred product costs	1,749	1,474
Current portion of investment in sales-type leases	695	768
Prepaid expenses and other current assets	461	691

Total current assets	23,894	25,937

Equipment and leasehold improvements, net	3,773	3,925
Intangible assets, net	11,996	12,420
Goodwill	3,011	3,011
Deferred product costs, net of current portion	2,896	2,685
Investment in sales-type leases, net of current portion	174	310
Debt financing costs, net	645	708

Total assets	$46,389	$48,996

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Current portion of long-term obligations	$1,841	$1,845
Accounts payable	3,643	4,394
Accrued expenses	4,968	6,574
Deferred revenue	5,458	4,996

Total current liabilities	15,910	17,809

Long-term obligations, net of current portion	16,095	16,342
Deferred revenue, net of current portion	7,694	7,848
Other long-term liabilities	778	805

Total liabilities	40,477	42,804

Shareholders’ equity
Preferred stock, no par, 10,000 shares authorized: Series B, 4% convertible, 2,250 shares designated; shares issued and outstanding: 1,964 at December 31, 2008 and 1,926 at September 30, 2008	5,274	5,181
Series C, convertible, 1,400 shares designated; 1,269 shares issued and outstanding at December 31, 2008 and September 30, 2008	4,845	4,845
Series D, convertible, 1,600 shares designated; 1,567 shares issued and outstanding at December 31, 2008 and September 30, 2008	5,937	5,937
Common stock, par value $0.01 per share; 25,000 shares authorized; shares issued and outstanding: 8,776 at December 31, 2008 and 8,745 at September 30, 2008	88	87
Additional paid-in capital	28,576	28,234
Accumulated deficit	(38,808)	(38,092)

Total shareholders’ equity	5,912	6,192

Total liabilities and shareholders’ equity	$46,389	$48,996

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

XATA CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(in thousands)

			Series B		Series C		Series D		Additional
	Common Stock		Preferred Stock		Preferred Stock		Preferred Stock		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at September 30, 2007	8,516	$85	1,851	$4,921	1,269	$4,845	1,567	$5,937	$25,760	$(34,470)	$7,078

Common stock issued on exercise of options	15	—	—	—	—	—	—	—	44	—	44
Issuance of restricted shares of common stock	151	1	—	—	—	—	—	—	(1)	—	—
Stock based compensation	—	—	—	—	—	—	—	—	1,588	—	1,588
Forfeiture of restricted shares of common stock	(28)	—	—	—	—	—	—	—	—	—	—
Issuance of common stock and warrants	91	1	—	—	—	—	—	—	843	—	844
Preferred stock dividends	—	—	75	191	—	—	—	—	—	(192)	(1)
Preferred stock deemed dividends	—	—	—	69	—	—	—	—	—	(69)	—
Net loss	—	—	—	—	—	—	—	—	—	(3,361)	(3,361)

Balance at September 30, 2008	8,745	87	1,926	5,181	1,269	4,845	1,567	5,937	28,234	(38,092)	6,192

Issuance of restricted shares of common stock	33	1	—	—	—	—	—	—	(1)	—	—
Stock based compensation	—	—	—	—	—	—	—	—	343	—	343
Forfeiture of restricted shares of common stock	(2)	—	—	—	—	—	—	—	—	—	—
Issuance of common stock and warrants	—	—	—	—	—	—	—	—	—	—	—
Preferred stock dividends	—	—	38	98	—	—	—	—	—	(49)	49
Preferred stock deemed dividends	—	—	—	(5)	—	—	—	—	—	5	—
Net loss	—	—	—	—	—	—	—	—	—	(672)	(672)

Balance at December 31, 2008	8,776	$88	1,964	$5,274	1,269	$4,845	1,567	$5,937	$28,576	$(38,808)	$5,912

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

XATA CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Three Months Ended
	December 31,
	2008	2007
Cash provided by (used in) operating activities
Net loss	$(672)	$(1,013)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	733	250
Amortization of debt financing costs	63	—
Stock based compensation	343	382
Changes in assets and liabilities, net of impact of acquisition:
Accounts receivable, net	2,547	(2,388)
Inventories	(534)	1,036
Deferred product costs	(486)	(83)
Prepaid expenses and other assets	231	(403)
Lease equipment receivable	209	—
Accounts payable	(751)	(1,058)
Accrued expenses	(1,584)	(1,376)
Deferred revenue	308	781

Net cash provided by (used in) operating activities	407	(3,872)

Cash used in investing activities
Purchase of equipment and leasehold improvements	(157)	(615)

Net cash used in investing activities	(157)	(615)

Cash used in financing activities
Borrowings on long-term obligations	12,076	—
Payments on long-term obligations	(12,328)	(50)

Net cash used in financing activities	(252)	(50)

Decrease in cash and cash equivalents	(2)	(4,537)

Cash and cash equivalents
Beginning	8,904	13,675

Ending	$8,902	$9,138

Supplemental disclosures of cash flow information
Cash payments for interest	$398	$12
Supplemental schedule of noncash investing and financing activities
Preferred stock deemed dividends	(5)	$43
Preferred stock dividends payable	17	16
Preferred stock dividends paid	98	94
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
In the opinion of management, the consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to fairly present the financial condition, results of operations, and cash flows for the periods presented. Results of operations for the periods presented are not necessarily indicative of results to be expected for any other interim period or for the full year. These consolidated financial statements should be read in conjunction with the Company’s financial statements and notes thereto in its Form 10-K for the year ended September 30, 2008 and Annual Report to Shareholders filed with the SEC.
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
Allowance for Doubtful Accounts
The Company grants credit to customers in the normal course of business. The majority of the Company’s accounts receivable and investment in sales-type leases receivable are due from companies with fleet trucking operations in a variety of industries. Credit is extended based on an evaluation of a customer’s financial condition and, generally, collateral is not required, although sales-type leases receivable are secured by a retained security interest in the leased equipment. Accounts receivable are typically due from customers within 30 days and are stated at amounts net of an allowance for doubtful accounts. Accounts outstanding longer than the contractual payment terms are considered past due. The Company determines the allowance for doubtful accounts by considering a number of factors, including the length of time trade receivables are past due, our previous loss history, the customer’s current ability to pay its obligation, and the condition of the general economy and the industry as a whole. The Company reserves for these accounts receivable by increasing bad debt expense when they are determined to be uncollectible. Payments subsequently received, or otherwise determined to be collectible, are treated as recoveries that reduce bad debt expense. The balance of the allowance accounts at December 31, 2008 and September 30, 2008 was approximately $0.4 million and $0.3 million, respectively.
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
Basis of Presentation
Certain amounts from prior year’s financial statements have been reclassified to conform to the current year presentation. For the three months ended December 31, 2007, amounts were reclassified totaling $0.3 million of internal salaries and IT costs from cost of goods sold to selling, general, and administrative. These reclassifications had no effect on net loss to common shareholders or shareholders’ equity.
Cash and Cash Equivalents
Cash and cash equivalents included highly liquid investments in overnight sweep and money market accounts. Cash and cash equivalents are in excess of Federal Deposit Insurance Corporation insurance limits.

Fair Value of Financial Instruments
The carrying amounts of the Company’s financial instruments, which include cash and cash equivalents, accounts receivable, sales-type lease receivables, accounts payable and debt obligations, approximate fair value.
Inventories
Inventories consist of finished goods which are stated at the lower of cost or market. Cost is determined on the standard cost method, which approximates the first-in, first-out method.
Investment in Sales-Type Leases
As the result of the acquisition of GeoLogic Solutions, Inc. on January 31, 2008, the Company acquired GeoLogic Solutions, Inc.’s investment in sales-type leases. The Company records the investment in sales-type leases at the present value of the future minimum lease payments. There is no guaranteed residual value associated with the leased devices. The receivables generally have terms of five years and are collateralized by a security interest in the related equipment. The Company records subscriber revenue on these leased devices as the ongoing service is provided over the term of the related lease agreement and recognizes interest income as the lease payments are billed to the customers. Future minimum lease payments to the Company under non-cancelable sales-type leases as of December 31, 2008 are as follows (in thousands):

Years ending September 30,
2009	604
2010	296
2011	42

Total minimum lease payments	942
Less: amount representing interest (at 11.71%)	(73)

Present value of net minimum sales-type lease payments	869
Less: current portion of investment in sales-type leases	(695)

Investment in sales-type leases, excluding current portion	$174

Interest income from sales-type leases was approximately $30,000 for the three months ended December 31, 2008.
Debt Financing Costs
Debt financing costs are amortized to interest expense over the term of the related financing agreement on a straight-line basis, which approximates the effective interest method. The carrying value of the debt financing costs is approximately $0.6 million and $0.7 million as of December 31, 2008 and September 30, 2008, respectively.
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

Equipment and leasehold improvements consist of (in thousands):

	December 31,	September 30,
	2008	2008
Office furniture and equipment	$4,111	$4,003
Engineering and manufacturing equipment	894	831
Leasehold improvements	2,459	2,473

	7,464	7,307
Less: accumulated depreciation	(3,691)	(3,382)

Equipment and leasehold improvements, net	$3,773	$3,925

Depreciation expense was approximately $0.3 million for each of the three months ended December 31, 2008 and 2007.
Capitalized System Development Costs
System development costs incurred after establishing technological feasibility are capitalized as capitalized system development costs in accordance with Statement of Financial Accounting Standards No. 86, (SFAS No. 86), Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed. Costs that are capitalized are amortized to cost of goods sold beginning when the product is first released for sale to the general public. Amortization is at the greater of the amount computed using the ratio of current gross revenues for the product to the total of current and anticipated future gross revenues or the straight-line method over the estimated economic life of the product (two to five years). As of December 31, 2008 and September 30, 2008 there were zero capitalized development costs.
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
Goodwill and Intangible Assets
As of December 31, 2008, the Company had a goodwill balance of $3.0 million that resulted from the Company’s acquisition of GeoLogic Solutions, Inc. on January 31, 2008. The Company records goodwill when the purchase price of net tangible and intangible assets acquired exceeds their fair value. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company will review goodwill for impairment at least annually, on the first day of the fourth quarter, or more frequently if an event occurs indicating the potential for impairment. Goodwill is not amortized, but instead tested for impairment at the reporting unit level. The Company has one reporting unit. The annual goodwill impairment test is a two-step process. First, the Company determines if the carrying value of its related reporting unit exceeds fair value, which would indicate that goodwill may be impaired. If the Company then determines that goodwill may be impaired, implied fair value of the goodwill is compared to its carrying amount to determine if there is an impairment loss. The Company completed this review in the fourth quarter of fiscal 2008 and concluded that no impairment existed.

Intangible assets are carried at cost less accumulated amortization. The Company amortizes the cost of identified intangible assets on a straight-line basis over their expected economic lives. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company reviews intangible assets that have finite useful lives when an event occurs indicating the potential for earlier impairment. The Company reviews for impairment using facts or circumstances; either internal or external, indicating that it may not recover the carrying value of the asset. The Company measures impairment losses related to long-lived assets based on the amount by which the carrying amounts of these assets exceed their fair values. The Company measures fair value under SFAS No. 144, which is generally based on the present value of estimated future cash flows. The Company’s analysis is based on available information and on assumptions and projections it considers to be reasonable and supportable. The cash flow analysis considers the likelihood of possible outcomes and is based on the Company’s best estimate of projected future cash flows. If necessary, the Company performs subsequent calculations to measure the amount of the impairment loss based on the excess of the carrying value over the fair value of the impaired assets.
Based on the allocation of the purchase price for GeoLogic Solutions, Inc., intangible assets subject to amortization were as follows as of December 31, 2008 (in thousands):

	Weighted Average		Accumulated
	Life (years)	Cost	Amortization	Net
Acquired customer contracts	8	$13,500	$(1,547)	$11,953
Other intangibles	7	49	(6)	43

Total	8	$13,549	$(1,553)	$11,996

Amortization expense for the three months ended December 31, 2008 was $0.4 million. Future amortization expense, as of December 31, 2008, is expected to be as follows (in thousands):

Years Ending September 30,
2009	$1,270
2010	1,695
2011	1,695
2012	1,695
2013	1,695
Thereafter	3,948

Total expected amortization expense	$11,996

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

At December 31, 2008 and September 30, 2008, the Company had accruals for product warranties of approximately $1.4 million and $1.6 million, respectively. These amounts are included in accrued expenses on the Company’s balance sheet.
Shipping Costs
Shipping costs, which are classified as a component of cost of goods sold, were approximately $0.1 million for each of the three months ended December 31, 2008 and 2007. Customer billings related to shipping and handling fees are reported as net sales.
Advertising Costs
Advertising costs consist primarily of ad campaigns, catalog brochures, promotional items and trade show expenses and are expensed as incurred. Advertising costs, which are included in selling, general and administrative expenses, were approximately $0.2 million for each of the three months ended December 31, 2008 and 2007.
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

The Hierarchy of Generally Accepted Accounting Principles (SFAS 162)
In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (the GAAP hierarchy). SFAS No. 162 became effective November 15, 2008. The adoption of SFAS No. 162 has not had a material effect on the Company’s financial position, operating results or cash flows.
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
The total purchase price included $15.3 million in cash, 90,689 shares of common stock (valued at $0.3 million) of the Company and $1.8 million in debt obligations to the seller of GeoLogic Solutions, Inc. The Company also incurred $1.6 million of transaction costs in connection with the acquisition. The Company incurred additional debt of $16.2 million in connection with the acquisition.
The components of the purchase price and the allocation to the assets and liabilities based on their estimated fair values at the date of acquisition are as follows (in thousands):

Cash		$15,277
Debt obligations		1,750
Common stock		300
Transaction costs		1,560

Total purchase price		$18,887

Cash	$557
Other current assets	6,208
Property and equipment	554
Intangible and other assets	1,049
Current liabilities	(5,992)

Net assets		2,376
Acquired customer contracts		13,500
Goodwill		3,011

Total		$18,887

Unaudited pro forma results of operations for the three months ended December 31, 2007, as if the purchase had occurred at the beginning of the periods indicated are as follows (in thousands, except per share amounts):

For the Three
Months Ended
December 31, 2007
Net sales	$12,974

Net loss to common shareholders	$(3,500)

Net loss per common share — basic and diluted	$(0.42)

Weighted average common and common share equivalents — basic and diluted	8,254
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
Note 3. Stock-Based Compensation
In February 2007 the Company adopted the 2007 Long Term Incentive and Stock Option Plan (the 2007 Plan). The 2007 Plan permits the granting of “incentive stock options” meeting the requirements of Section 422 of the Internal Revenue Code of 1986, as amended, and nonqualified options that do not meet the requirements of Section 422. Stock appreciation rights and restricted stock awards may also be granted under the 2007 Plan. A total of 500,000 shares of the Company’s common stock were originally reserved for issuance pursuant to options granted or shares awarded under the 2007 Plan. The 2007 Plan has an evergreen provision in which the maximum number of shares that may be issued under the 2007 Plan shall be cumulatively increased on January 1, 2008 and on each January 1 thereafter for nine years by the lesser of (i) 500,000 Common Shares, (ii) 3% of the Company’s outstanding Common Shares, on an as-converted basis, as of the preceding December 31 and (iii) a number of Common Shares determined by the Board or Committee. The Company has 90,375 shares authorized and available for future equity awards as of December 31, 2008. Generally, the options that are granted under the 2007 Plan are exercisable for a period of five to ten years from the date of grant and vest over a period of up to three years from the date of grant.
Stock Options
The Company accounts for share-based employee compensation plans under the provisions of Statement of Financial Accounting Standards No. 123(R) (“SFAS 123(R)”), Share-Based Payment, which requires the measurement and recognition of compensation expense for all share-based payment awards to employees and directors based on estimated fair values.

The fair value of each option is estimated at the grant date using the Black-Scholes option-pricing model. The weighted average fair value at the date of grant and the assumptions used to determine such values are indicated in the following table (number of shares in thousands):

	For the Three Months Ended
	December 31,
	2008	2007
Number of shares granted	67	21
Fair value	$0.97	$0.86
Risk-free interest rate	2.12%	3.51%
Expected volatility	30.60%	28.85%
Expected life (in years)	3.50	3.60
Dividend yield	—	—
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
The following table summarizes information relating to stock option activity for fiscal 2008 and for the three month period ended December 31, 2008 (number of shares in thousands):

		Weighted
		Average
	Shares	Exercise Price
Options outstanding at September 30, 2007	1,232	$5.01
Granted	323	3.05
Exercised	(15)	2.98
Cancelled	(301)	4.43

Options outstanding at September 30, 2008	1,239	4.66
Granted	67	3.80
Exercised	—	—
Cancelled	(24)	4.43

Options outstanding at December 31, 2008	1,282	$4.62

There were no options exercised during the three months ended December 31, 2008 or 2007. The closing stock price of $1.85 on December 31, 2008 was below the exercise prices of all outstanding options, therefore stock options outstanding and stock options outstanding and exercisable had no intrinsic value as of December 31, 2008.
On December 19, 2008, pursuant to and in accordance with the recommendation of the Compensation Committee (the “Committee”) of the Board of Directors of the Company, the Company extend the expiration date of all employee stock options previously issued under the 2007 Long-Term Incentive and Stock Option Plan and the 2002 Long-Term Incentive and Stock Option Plan from five years to ten years.

No changes were made to any other terms of the stock options and the exercise prices remained the same. The total impact of this modification will be an additional $80,000 of compensation cost recognized ratably over the remaining vesting periods of the modified options.
Information regarding options outstanding and exercisable at December 31, 2008 is as follows (number of shares in thousands):

	Options Outstanding			Options Exercisable
		Weighted			Weighted
		Average	Weighted		Average	Weighted
		Remaining	Average		Remaining	Average
Range of	Number	Contractual	Exercise	Number	Contractual	Exercise
exercise price	of Shares	Life (Years)	Price	of Shares	Life (Years)	Price
$2.99	230	9.1	$2.99	25	9.1	$2.99
$3.15 - $3.99	150	7.9	3.69	40	3.4	3.81
$4.33 - $4.98	45	7.8	4.57	28	7.5	4.72
$5.03 - $5.40	857	7.7	5.23	528	7.6	5.27

	1,282	8.0	$4.62	621	7.4	$5.06

The Company recognizes compensation expense ratably over the vesting period of the options. Compensation expense was $0.2 million for each of the three months ended December 31, 2008 and 2007. As of December 31, 2008, there was approximately $0.8 million of total unrecognized compensation costs related to stock option awards. The Company will recognize this cost over the remaining vesting periods of these options. The weighted average of these remaining vesting periods is 1.2 years.
Restricted Stock Awards
The Company currently grants restricted shares of common stock in addition to stock options as part of its long-term incentive compensation to employees. The fair value of restricted stock awards is determined based on the closing market price of the Company’s stock on the date of grant. Restricted stock awards vests over a period of one to six years for employees and vests immediately for directors. Shares granted may be sold once vested.
The following table summarizes information relating to restricted stock activity for the period ended December 31, 2008 (number of shares in thousands):

		Weighted
	Number of	Average Grant
	Shares	Date Fair Value
Restricted stock outstanding at September 30, 2007	361	$5.22
Granted	151	3.04
Vested	(198)	4.94
Cancelled	(29)	4.08

Restricted stock outstanding at September 30, 2008	285	4.37
Granted	33	3.80
Vested	(24)	5.29
Cancelled	(2)	2.99

Restricted stock outstanding at December 31, 2008	292	$4.24

The Company recognizes compensation expense ratably over the vesting period of the restricted stock. Compensation expense was $0.2 million for each of the three months ended December 31, 2008 and 2007, respectively. The total fair value of shares vested during the three months ended December 31, 2008 and 2007 was $0.1 million and $0.5 million, respectively. The weighted average grant date fair value of restricted stock awards granted during the three months ended December 31, 2008 and 2007, respectively, was $3.80 and $3.94.
At December 31, 2008, there was approximately $0.9 million of total unrecognized compensation costs related to restricted stock awards. The Company will recognize this cost over the remaining vesting periods of these awards. The weighted average of these remaining vesting periods is 1.4 years.
Note 4. Commitments
Leases
The Company leases its offices, warehouse, and certain office equipment under noncancelable operating leases. The facility leases require that the Company pay a portion of the real estate taxes, maintenance, utilities and insurance.
Approximate future minimum rental commitments, excluding common area costs under these non-cancelable operating leases, are (in thousands):

Years ending September 30, 2009	$787
2010	1,086
2011	748
2012	527
2013	540
Thereafter	698

Total	$4,386

Rental expense, including common area costs, was approximately $0.4 million and $0.1 million for the three months ended December 31, 2008 and 2007.
401(k) Plan
The Company has a 401(k) plan covering substantially all employees and the plan is operated on a calendar year basis. The Company provides an employer matching contribution equal to 50% of an employee’s contribution for employee deferrals of up to 6% of their compensation. Matching contributions were $83,000 and $40,000 for the three months ended December 31, 2008 and 2007, respectively.
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

Also in connection with the acquisition of GeoLogic Solutions, Inc., the Company entered into a four year secured credit facility consisting of an $8.0 million term loan with Partner’s for Growth II, L.P. (“PFG”) bearing interest at a fixed rate of 14.5%, subject to adjustment under various circumstances. Under the terms of the loan agreement, the Company must comply with financial covenants specifying minimum levels of net worth and fixed charge coverage ratio. The loan is secured by substantially all the assets of the Company and is subordinate to the security interest of SVB. Interest is payable monthly, and the Company is required to make quarterly principal payments of $1.0 million beginning March 31, 2011 with the remainder of the unpaid principal due at maturity on January 31, 2012.
In addition to the preceding sources of financing, the Company also issued $1.8 million of debt obligations to the seller (the “Seller Notes”) in conjunction with the acquisition of GeoLogic Solutions, Inc. The Seller Notes bear interest at an annual rate of 11% and originally matured in full on January 31, 2009. On January 27, 2009 the maturity date for the Seller Notes was extended to February 18, 2009 by agreement of the parties. A portion of the Seller Notes with a principal amount of $525,000 is convertible into common stock of the Company upon maturity, in the event the Company does not repay such Seller Notes in full. The conversion price for such Seller Notes is $3.308 per share. The Seller Notes are subordinate to the security interests of SVB and PFG.
Long- term obligations and notes payable consist of the following (in thousands):

	December 31, 2008	September 30, 2008
Subordinated notes	$1,225	$1,225
Subordinated convertible notes	525	525

Total notes payable	1,750	1,750
Senior secured revolving credit facility	8,000	8,223
Secured term loan	8,000	8,000
Capitalized leases	186	214

Total long-term obligations	17,936	18,187
Less current portion of long-term obligations	1,841	1,845

Total long-term obligations, net of current portion	$16,095	$16,342

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

Series B
In December 2003, the Company sold 1,613,000 shares of Series B Preferred Stock for $4.1 million, or $2.54 per share. Each share of the Series B Preferred Stock is convertible into one share of the Company’s common stock. The price per share of the Series B Preferred Stock and the conversion price for the common stock were equal to the “market value” of the common stock (as defined in the rules of the Nasdaq Stock Market) on the date of execution of the definitive agreements. The Series B Preferred Stock pays a cumulative dividend of 4% of the original issue price per annum (payable semi-annually) on each outstanding share of Series B Preferred Stock. The dividend is payable in additional shares of Series B Preferred Stock rather than cash, at the option of the holders, and has a non-participating preferred liquidation right equal to the original issue price plus accrued unpaid dividends.
For the three months ended December 31, 2008 and 2007, the Company issued 38,000 and 37,000 shares, respectively, of Series B Preferred Stock for payment of accrued dividends. Based on the market value of the Company’s common stock on the date of the dividend payment, the payment of the dividend in additional shares of Series B Preferred Stock resulted in a non-cash dividend of $0.1 million and $0.1 million for the three months ended December 31, 2008 and 2007, respectively.
The Series B Preferred Stock is redeemable at the option of the holder at 100% of the original purchase price plus accrued and unpaid dividends at any time after five years from the date of issuance, or at any time if there is a significant adverse judgment against the Company, the Company defaults on its debts or files for bankruptcy, or in the event of a change of control. The Company may decline to redeem any or all of the Series B Preferred Stock at its sole option and discretion, and in such case the annual dividend on the Series B Preferred Stock will increase from 4% to 10%. The Company may redeem the Series B Preferred Stock at its option after five years from the date of issuance at the original issue price, plus accrued unpaid dividends, if the market value of the common stock is at least three times the then effective conversion price for a specified period.
Series C
In September 2005, the Company sold 1,269,000 shares of Series C Preferred Stock for $5.0 million, or $3.94 per share. Each share of the Series C Preferred Stock is convertible into one share of the Company’s common stock. The price per share of Series C Preferred Stock and the conversion price for the common stock is equal to the “market value” of the common stock (as defined in the rules of the Nasdaq Stock Market) on the date of execution of the definitive agreements. The Series C Preferred Stock does not pay a dividend, unless the Company declines to redeem the stock upon demand of the holders after an Acceleration Event (as defined in the Certificate of Designation of the Series C Preferred Stock). In that case, the Series C Preferred Stock pays a cumulative dividend of 4% of the original issue price per annum on each outstanding share of Series C Preferred Stock (payable in cash). The Series C Preferred Stock has a non-participating liquidation right equal to the original issue price, plus accrued unpaid dividends which are senior to the Company’s common stock and junior to the Series B Preferred Stock. The Company may redeem the Series C Preferred Stock at its option after five years from the date of issuance at the original issue price, plus accrued unpaid dividends, if the market value of the common stock is at least three times the then effective conversion price for a specified period.

Series D
In June 2007, the Company sold 1,567,000 shares of Series D Preferred Stock for $6.0 million, or $3.83 per share. Each share of the Series D Preferred Stock is convertible into one share of the Company’s common stock. The price per share of Series D Preferred Stock and the conversion price for the common stock is equal to the “market value” of the common stock (as defined in the rules of the Nasdaq Stock Market) on the date of execution of the definitive agreements. The Series D Preferred Stock does not pay a dividend, unless the Company declines to redeem the stock upon demand of the holders after an Acceleration Event (as defined in the Certificate of Designation of the Series D Preferred Stock). In that case, the Series D Preferred Stock pays a cumulative dividend of 4% of the original issue price per annum on each outstanding share of Series D Preferred Stock (payable in cash). The Series D Preferred Stock has a non-participating liquidation right equal to the original issue price, plus accrued unpaid dividends which are senior to the Company’s common stock and junior to the Series B and Series C Preferred Stock. The Company may redeem the Series D Preferred Stock at its option after five years from the date of issuance at the original issue price, plus accrued unpaid dividends, if the market value of the common stock is at least three times the then effective conversion price for a specified period.
Common Stock Warrants
The Company has issued warrants for the purchase of common stock to directors, consultants and placement agents. Compensation expense associated with the warrants has not been material. The Company has also issued warrants as a component of preferred stock offerings and debt financing.
The following tables summarize information relating to stock warrants (amounts in thousands, with the exception of per warrant amounts):

			Weighted
		Weighted	Average
	Number of	Average	Remaining
	Warrants	Exercise Price	Life (years)
Warrants outstanding at September 30, 2007	1,538	$5.22	2.9
Granted	457
Exercised	—
Cancelled	—

Warrants outstanding at September 30, 2008	1,995	3.54	2.6
Granted	—
Exercised	—
Cancelled	(451)

Warrants outstanding at December 31, 2008	1,544	$3.65	3.1

Note 7. Net Loss Per Share
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

Options and warrants to purchase a total of 2,826,000 and 2,701,000 shares of common stock, at a weighted-average exercise price of $4.09 and $4.24 were excluded for the three months ended December 31, 2008 and 2007, respectively, due to the Company incurring a net loss during these periods. The inclusion of these outstanding options and warrants would have an antidilutive effect. Therefore, basic and diluted net loss per common share amounts are the same for the three months ended December 31, 2008 and 2007.
Note 8. Subsequent Event
Amendment to Seller Notes
Subsequent to December 31, 2008, the Seller Notes was amended to extend the maturity date to February 18, 2009. All other terms of the agreement remain unchanged.

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
Further information regarding these and other risks is included in “Risk Factors” in Part 1, Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2008, in this Form 10-Q and in our other filings we make with the SEC.
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

MobileMax helps for-hire trucking companies track and manage nearly every aspect of their fleets’ activities to help control costs and increase return on investment. The MobileMax solution features Multi-Mode communication capabilities that automatically switch between land-based and satellite communications to take advantage of the cost-savings and reliability of both terrestrial and satellite communication. MobileMax integrates with dispatching and routing applications for a seamless flow of information.

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
Goodwill. As of December 31, 2008, the Company had a goodwill balance of $3.0 million that resulted from the Company’s acquisition of GeoLogic Solutions, Inc. on January 31, 2008. The Company records goodwill when the purchase price of net tangible and intangible assets acquired exceeds their fair value. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company will review goodwill for impairment at least annually, on the first day of the fourth quarter, or more frequently if an event occurs indicating the potential for impairment. Goodwill is not amortized, but instead tested for impairment at the reporting unit level. The Company has one reporting unit. The annual goodwill impairment test is a two-step process. First, the Company determines if the carrying value of its related reporting unit exceeds fair value, which would indicate that goodwill may be impaired. If the Company then determines that goodwill may be impaired, implied fair value of the goodwill is compared to its carrying amount to determine if there is an impairment loss. The Company completed this review in the fourth quarter of fiscal 2008 and concluded that no impairment existed.

Intangible assets are carried at cost less accumulated amortization. The Company amortizes the cost of identified intangible assets on a straight-line basis over their expected economic lives. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company reviews intangible assets that have finite useful lives when an event occurs indicating the potential for earlier impairment. The Company reviews for impairment using facts or circumstances; either internal or external, indicating that it may not recover the carrying value of the asset. The Company measures impairment losses related to long-lived assets based on the amount by which the carrying amounts of these assets exceed their fair values.  The Company measures fair value under SFAS No. 144, which is generally based on the present value of estimated future cash flows. The Company’s analysis is based on available information and on assumptions and projections it considers to be reasonable and supportable. The cash flow analysis considers the likelihood of possible outcomes and is based on the Company’s best estimate of projected future cash flows. If necessary, the Company performs subsequent calculations to measure the amount of the impairment loss based on the excess of the carrying value over the fair value of the impaired assets.
Product Warranties. The Company sells its hardware products with a limited warranty, with an option to purchase extended warranties. The Company provides for estimated warranty costs in relation to the recognition of the associated revenue. Factors affecting the Company’s product warranty liability include the number of units sold, historical and anticipated rates of claims and cost per claim. The Company periodically assesses the adequacy of its product warranty liability based on changes in these factors. At December 31, 2008 and September 30, 2008, the Company had accruals for product warranties of approximately $1.4 million and $1.6 million, respectively. These amounts are included in accrued expenses on the Company’s balance sheet.
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
Results of Operations for the three months ended December 31, 2008 and 2007
The following table sets forth certain Statements of Operations data as a percentage of net sales:

	For the three months
	Ended December 31,
	2008	2007
Net sales	100.0%	100.0%
Gross profit	54.3%	50.8%
Selling, general and administrative expense	47.3%	52.0%
Research and development expense	8.8%	13.5%
Operating loss	(1.8%)	(14.7%)
Net loss	(4.6%)	(13.2%)
Net Sales
Overall net sales increased 90.5 percent to $14.6 million for the three months ended December 31, 2008 compared to $7.7 million for the same period in fiscal 2008.  Net sales of products and services acquired with GeoLogic Solutions, Inc. were $4.4 million for the three months ended December 31, 2008.  Net sales, excluding GeoLogic Solutions, Inc., increased by 33.0 percent for the three months ended December 31, 2008 compared to the same period in fiscal 2008 driven by a sales increase of 56.4 percent for the XATANET SaaS Platform.  For the three months ended December 31, 2008, net sales derived from the legacy OpCenter product line decreased 49.1 percent as expected to $0.8 million compared to $1.5 million for the same period in fiscal 2008 as we continue to migrate customers to the XATANET platform. Recurring revenue, including monthly subscriptions from XATANET and monthly fees from MobileMax and OpCenter product lines, increased 147.4 percent to comprise 53.2 percent of total sales for the three months ended December 31, 2008 compared to 41.0 percent for the same period in fiscal 2008.
Cost of Goods Sold
Cost of goods sold includes the direct product costs associated with fulfilling customer orders, warranty costs related to previously sold systems, communication and hosting costs, and product repair and refurbishment costs. Fiscal 2008 cost of goods sold reflects a reclassification of $0.3 million, representing internal salaries and IT costs, from cost of goods sold to selling, general, and administrative costs. Total cost of goods sold increased $2.9 million to $6.7 million for the three months ended December 31, 2008 compared to $3.8 million for the same period in fiscal 2008. Overall gross profit as a percent of net sales improved 3.5 percentage points to 54.3 percent for the three months ended December 31, 2008 versus 50.8 percent for the same period in fiscal 2008. This improvement in overall margins for the three months ended December 31, 2008 was driven by a greater portion of our revenues coming from recurring software sales that have higher margins combined with improvement in the software margins.

XATANET subscription margins improved to 72.7 percent for fiscal 2008 compared to 67.7 percent for the same period in fiscal 2008.
Selling, General and Administrative Expenses
Selling, general and administrative expenses consist primarily of employee salaries in our sales, support and administration functions, sales commissions, marketing and promotional expenses, executive and administrative costs, and accounting and professional fees. Certain amounts totaling $0.3 million including internal salaries and IT costs were reclassified in the first quarter of fiscal 2008 from cost of goods sold to selling, general, and administrative costs. Selling, general and administrative expenses were $6.9 million for the three months ended December 31, 2008 compared to $4.0 million for the same period in fiscal 2008. Selling, general and administrative expenses reflect an increase due to additional costs of GeoLogic Solutions, Inc., including amortization expense of $0.4 million related to intangible assets acquired with GeoLogic Solutions, Inc., while the first quarter of fiscal 2008 did not include the costs associated with the Geologic Solutions acquisition, and investments in our brand strategy, professional services business, and direct sales model.
Research & Development Expenses
Research and development expenses consist of employee salaries and expenses related to development personnel and consultants, as well as expenses associated with software and hardware development. Research and development expenses were $1.3 million for the three months ended December 31, 2008 compared to $1.0 million for the same period in fiscal 2008. The increase was primarily due to an increase in development costs associated with future releases of fleet management systems that have not yet reached technological feasibility and additional costs of GeoLogic Solutions, Inc.
Net Interest Expense
Net interest expense was $0.4 million for the three months ended December 31, 2008, compared to net interest income of $0.1 million for the same period in fiscal 2008. The increase in interest expense was primarily due to borrowings of long-term debt related to the acquisition of GeoLogic Solutions, Inc.
Income Taxes
No income tax benefit or expense was recorded for the three month periods ended December 31, 2008 and 2007 as the result of continued operating losses and the Company does not have objectively verifiable positive evidence of future taxable income as prescribed by SFAS No. 109 to support recognizing a deferred tax asset without a valuation reserve. We concluded that a full valuation allowance was appropriate. Realization of deferred tax assets is dependent on future taxable income during the periods when deductible temporary differences and carryforwards are expected to be available to reduce taxable income. The amount of the net deferred tax asset considered realizable could be increased in the future if we return to profitability and actual future taxable income is higher than currently estimated. At September 30, 2008, we had federal net operating loss carryforwards of approximately $45.8 million.
The Company implemented the provisions of FIN 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109, effective October 1, 2007. The impact of adopting FIN 48 on the Company’s consolidated financial statements was not material and no cumulative effect adjustment was recorded to the October 1, 2007 balance of accumulated deficit.

Net Loss to Common Shareholders
We incurred net losses to common shareholders of $0.7 million and $1.1 million for the three months ended 2008 and 2007, respectively. Net loss to common shareholders reflect preferred stock dividends and preferred stock deemed dividends for the three months ended December 31, 2008 and 2007 of $44,000 and $90,000, respectively, relating to Series B Preferred Stock.
Liquidity and Capital Resources
As of December 31, 2008, we held $8.9 million in cash and cash equivalents and had working capital, which is total current assets less total current liabilities, of $8.0 million. This compared to $8.9 million in cash and cash equivalents, and working capital of $8.1 million, as of September 30, 2008.
Operating activities provided cash of $0.4 million during the three months ended December 31, 2008 primarily the result of the collections on accounts receivable offset by reduced accrued expenses, while operating activities used cash of $3.9 million during the same period in fiscal 2008.
Cash used in investing activities was $0.2 million for the three months ended December 31, 2008 as the result of purchases of equipment and leasehold improvements.
Cash used in financing activities of $0.3 million for the three months ended December 31, 2008 included borrowings on long-term debt of $12.1 million offset by payments on long-term debt of $12.3 million.
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
Also in connection with the acquisition of GeoLogic Solutions, Inc., the Company entered into a four year secured credit facility consisting of an $8.0 million term loan with Partner’s for Growth II, L.P. (“PFG”) bearing interest at a fixed rate of 14.5%, subject to adjustment under various circumstances. Under the terms of the loan agreement, the Company must comply with financial covenants specifying minimum levels of net worth and fixed charge coverage ratio. The loan is secured by substantially all the assets of the Company and is subordinate to the security interest of SVB. Interest is payable monthly, and the Company is required to make quarterly principal payments of $1.0 million beginning March 31, 2011 with the remainder of the unpaid principal due at maturity on January 31, 2012.
In addition to the preceding sources of financing, the Company also issued $1.8 million of debt obligations to the seller (the “Seller Notes”) in conjunction with the acquisition of GeoLogic Solutions, Inc. The Seller Notes bear interest at an annual rate of 11% and originally matured in full on January 31, 2009. On January 27, 2009 the parties agreed to extend the maturity date until February 18, 2009.
We believe our existing funds, debt facilities and vendor terms will provide adequate cash to fund operating needs for the foreseeable future. In addition, as debt facilities become due, it may be necessary to obtain additional external funding.

Our Series B Preferred Stock prohibits payment of dividends to the holders of any other capital stock unless and until we have paid dividends accrued on the Series B Preferred Stock, which pays a cumulative dividend of 4% of the original issue price per annum (payable semi-annually) on each outstanding share of Series B Preferred Stock. At the option of the Series B Preferred Stock holders, such dividends are payable in additional shares of Preferred Stock or cash. During the three months ended December 31, 2008 and 2007, we issued 38,000 and 37,000 shares, respectively, of Series B Preferred Stock for payment of accrued dividends. We are further restricted from dividend payments by our primary lender.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures and Internal Control over Financial Reporting
On December 31, 2008, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Rule 13a-15(e)). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) accumulated and communicated to the Chief Executive Officer and Chief Financial Officer to allow timely decisions regarding required disclosure.
There were no changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. In accordance with the Securities and Exchange Commission’s published guidance, the Company’s assessment of internal control over financial reporting excluded the fiscal 2008 acquisition of GeoLogic Solutions, Inc.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings.
     None
Item 1A. Risk Factors.
In addition to the other information set forth in this report and our other SEC filings, you should carefully consider the factors discussed under “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended September 30, 2008, as updated by our subsequent SEC filings, which could have a material impact on our business, financial condition or results of operations. The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business, financial condition or results of operations.
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

Dated: February 4, 2009	XATA Corporation (Registrant)
	by:	/s/ Mark E. Ties
Mark E. Ties
Chief Financial Officer (Signing as Principal Financial and Accounting Officer, and as Authorized Signatory of Registrant)