Form 10-Q
period 2009-06-30
XATA CORP /MN/
filed 2009-08-05
CIK 854398

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2009 or

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
Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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
APPLICABLE ONLY TO CORPORATE ISSUERS
As of July 24, 2009, the following securities of the Registrant were outstanding: 8,790,214 shares of Common Stock, $.01 par value per share, 2,003,611 shares of Series B Preferred Stock, 1,269,036 shares of Series C Preferred Stock, 1,566,580 shares of Series D Preferred Stock and 1,355,857 shares of Series E Preferred Stock.

XATA Corporation
Index

PART I — FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements.
XATA CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Revenue	$17,589	$16,167	$49,127	$35,983

Costs and expenses
Cost of goods sold	10,085	9,016	26,943	19,930
Selling, general and administrative	5,712	6,064	17,364	15,057
Research and development	1,407	1,279	4,218	3,393

Total costs and expenses	17,204	16,359	48,525	38,380

Operating income (loss)	385	(192)	602	(2,397)
Interest income	24	86	96	327
Interest expense	(375)	(531)	(1,244)	(918)

Income (loss) before income taxes	34	(637)	(546)	(2,988)
Income tax expense	—	—	—	—

Net income (loss)	34	(637)	(546)	(2,988)

Preferred stock dividends	(50)	(49)	(149)	(143)
Preferred stock deemed dividends	(46)	(26)	(525)	(69)

Net loss to common shareholders	$(62)	$(712)	$(1,220)	$(3,200)

Net loss per common share — basic and diluted	$(0.01)	$(0.08)	$(0.14)	$(0.39)

Weighted average common and common share equivalents
Basic and diluted	8,588	8,411	8,530	8,293

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

XATA CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	June 30,	September 30,
	2009	2008
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$3,641	$8,904
Accounts receivable, less allowances of $469 and $333	9,075	11,365
Inventories	4,226	2,735
Deferred product costs	2,033	1,474
Current portion of investment in sales-type leases	423	768
Prepaid expenses and other current assets	599	691

Total current assets	19,997	25,937

Equipment and leasehold improvements, net	3,837	3,925
Intangible assets, net	11,149	12,420
Goodwill	3,011	3,011
Deferred product costs, net of current portion	2,665	2,685
Investment in sales-type leases, net of current portion	57	310
Debt financing costs, net	520	708

Total assets	$41,236	$48,996

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Current portion of long-term obligations	$95	$1,845
Accounts payable	5,227	4,394
Accrued expenses	4,639	6,574
Deferred revenue	5,283	4,996

Total current liabilities	15,244	17,809

Long-term obligations, net of current portion	8,546	16,342
Deferred revenue, net of current portion	6,830	7,848
Other long-term liabilities	862	805

Total liabilities	31,482	42,804

Shareholders’ equity
Preferred stock, no par, 10,000 shares authorized:
Series B, 4% convertible, 2,250 shares designated; shares issued and outstanding: 2,004 at June 30, 2009 and 1,926 at September 30, 2008	4,790	5,181
Series C, convertible, 1,400 shares designated; 1,269 shares issued and outstanding at June 30, 2009 and September 30, 2008	4,426	4,845
Series D, convertible, 1,600 shares designated; 1,567 shares issued and outstanding at June 30, 2009 and September 30, 2008	5,279	5,937
Series F, convertible, 1,400 shares designated; 1,356 shares issued and outstanding at June 30, 2009	2,365	—
Common stock, par value $0.01 per share; 25,000 shares authorized; shares issued and outstanding: 8,790 at June 30, 2009 and 8,745 at September 30, 2008	88	87
Additional paid-in capital	32,118	28,234
Accumulated deficit	(39,312)	(38,092)

Total shareholders’ equity	9,754	6,192

Total liabilities and shareholders’ equity	$41,236	$48,996

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

XATA CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(in thousands)
(Unaudited)

	Series B		Series C		Series D		Series F				Additional
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at September 30, 2007	1,851	$4,921	1,269	$4,845	1,567	$5,937	—	$—	8,516	$85	$25,760	$(34,470)	$7,078

Common stock issued on exercise of options	—	—	—	—	—	—	—	—	15	—	44	—	44
Issuance of restricted shares of common stock	—	—	—	—	—	—	—	—	151	1	(1)	—	—
Stock based compensation	—	—	—	—	—	—	—	—	—	—	1,588	—	1,588
Forfeiture of restricted shares of common stock	—	—	—	—	—	—	—	—	(28)	—	—	—	—
Issuance of common stock and warrants	—	—	—	—	—	—	—	—	91	1	843	—	844
Preferred stock dividends	75	191	—	—	—	—	—	—	—	—	—	(192)	(1)
Preferred stock deemed dividends	—	69	—	—	—	—	—	—	—	—	—	(69)	—
Net loss	—	—	—	—	—	—	—	—	—	—	—	(3,361)	(3,361)

Balance at September 30, 2008	1,926	5,181	1,269	4,845	1,567	5,937	—	—	8,745	87	28,234	(38,092)	6,192

Issuance of restricted shares of common stock	—	—	—	—	—	—	—	—	48	1	(1)	—	—
Stock based compensation	—	—	—	—	—	—	—	—	—	—	1,195	—	1,195
Forfeiture of restricted shares of common stock	—	—	—	—	—	—	—	—	(3)	—	—	—	—
Issuance of preferred stock and warrants	—	—	—	—	—	—	1,356	2,365	—	—	500	—	2,865
Record the beneficial conversion feature	—	—	—	—	—	—	—	(484)	—	—	484	—	—
Preferred stock dividends	78	197	—	—	—	—	—	—	—	—	—	(149)	48
Preferred stock deemed dividends	—	41	—	—	—	—	—	484	—	—	—	(525)	—
Adjustment to reflect value of beneficial conversion feature	—	(629)	—	(419)	—	(658)	—	—	—	—	1,706	—	—
Net loss	—	—	—	—	—	—	—	—	—	—	—	(546)	(546)

Balance at June 30, 2009	2,004	$4,790	1,269	$4,426	1,567	$5,279	1,356	$2,365	8,790	$88	$32,118	$(39,312)	$9,754

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

XATA CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	For the Nine Months Ended
	June 30,
	2009	2008
Operating activities
Net loss	$(546)	$(2,988)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,250	1,701
Amortization of debt financing costs	188	104
Stock based compensation	1,195	1,238
Changes in assets and liabilities, net of impact of acquisition:
Accounts receivable, net	2,290	(2,711)
Inventories	(1,491)	2,101
Deferred product costs	(539)	(1,044)
Prepaid expenses and other assets	92	(618)
Lease equipment receivable	598	429
Accounts payable	833	(1,205)
Accrued expenses	(1,830)	(913)
Deferred revenue	(731)	1,741

Net cash provided by (used in) operating activities	2,309	(2,165)

Investing activities
Purchase of equipment and leasehold improvements	(892)	(2,757)
Purchase of GeoLogic Solutions, Inc., net of cash acquired	—	(16,277)

Net cash used in investing activities	(892)	(19,034)

Financing activities
Borrowings on long-term obligations	18,077	16,224
Payments on long-term obligations	(27,622)	(128)
Payments on financing costs	—	(339)
Proceeds from issuance of preferred stock and warrants	2,865	—
Proceeds from options and warrants exercised	—	51

Net cash (used in) provided by financing activities	(6,680)	15,808

Decrease in cash and cash equivalents	(5,263)	(5,391)

Cash and cash equivalents
Beginning	8,904	13,675

Ending	$3,641	$8,284

Supplemental disclosures of cash flow information
Cash payments for interest	$883	$627

Supplemental schedule of noncash investing and financing activities
Preferred stock deemed dividends	$525	$69
Preferred stock dividends payable	$17	$16
Preferred stock dividends paid	$197	$191
Issuance of warrants in consideration for financing fees	—	$535
Issuance of sellers note	—	$2,000
Issuance of common stock related to purchase of GeoLogic Solutions, Inc.	—	$300
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
With regard to arrangements involving multiple elements, the Company allocates revenue to the software and services elements based on the fair value of each element with the residual amount allocated to the systems revenue which is recognized upon delivery. The Company’s determination of fair value relating to the software and services elements in multiple-element arrangements is based on vendor-specific objective evidence (VSOE). The Company’s assessment of VSOE for each element is either the price charged when the same element is sold separately or the price established by management if that item is not yet sold separately. The Company has analyzed all of the elements included in its multiple-element arrangements and has determined that it has sufficient VSOE to allocate revenue to the services and software components of its arrangements. Accordingly, assuming all other revenue recognition criteria are met, revenue from the software component is recognized ratably over the applicable term.
Agreements that do not meet the requirements described in Emerging Issues Task Force (EITF) 00-03, Application of AICPA Statement of Position 97-2 to Arrangements That Include the Right to Use Software Stored on Another Entity’s Hardware, to allow treatment under SOP 97-2, result in the recognition of all revenue ratably over the term of the agreement.
Allowance for Doubtful Accounts
The Company grants credit to customers in the normal course of business. The majority of the Company’s accounts receivable and investment in sales-type leases receivable are due from companies with fleet trucking operations in a variety of industries. Credit is extended based on an evaluation of a customer’s financial condition and, generally, collateral is not required, although sales-type leases receivable are secured by a retained security interest in the leased equipment. Accounts receivable are typically due from customers within 30 days and are stated at amounts net of an allowance for doubtful accounts. Accounts receivable outstanding longer than the contractual payment terms are considered past due. The Company determines the allowance for doubtful accounts by considering a number of factors, including the length of time accounts receivables are past due, our previous loss history, the customer’s current ability to pay its obligation, and the condition of the general economy and the industry as a whole. The Company reserves for these accounts receivable by increasing bad debt expense when they are determined to be uncollectible. Payments subsequently received, or otherwise determined to be collectible, are treated as recoveries that reduce bad debt expense. The balance of the allowance accounts at June 30, 2009 and September 30, 2008 was approximately $0.5 million and $0.3 million, respectively.
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
Basis of Presentation
Certain amounts from the prior year’s financial statements have been reclassified to conform to the current year presentation. These reclassifications resulted from a detailed review by management of the operating expenses of the Company and involved moving certain internal salaries and IT related costs from selling, general and administrative expenses and research and development expenses to cost of sales and between operating expense categories. These reclassifications had no effect on net loss to common shareholders or shareholders’ equity. The reclassifications are shown below (in thousands):

	As Previously		As Currently
	Reported	Reclassification	Reported
For the three months ended June 30, 2008:
Cost of goods sold	$8,542	$474	$9,016
Selling, general and administrative expenses	6,218	(154)	6,064
Research and development expenses	1,599	(320)	1,279

For the nine months ended June 30, 2008:
Cost of goods sold	$18,609	$1,321	$19,930
Selling, general and administrative expenses	15,693	(636)	15,057
Research and development expenses	4,078	(685)	3,393
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
Fair Value of Financial Instruments
Fair Value Hierarchy
SFAS No. 157, Fair Value Measurement, establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Observable inputs are obtained from independent sources and can be validated by a third party, whereas unobservable inputs reflect assumptions regarding what a third party would use in pricing an asset or liability. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. SFAS No. 157 establishes three levels of inputs that may be used to measure fair value:
Level 1 — Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.
Level 2 — Include other inputs that are directly or indirectly observable in the marketplace.
Level 3 — Unobservable inputs which are supported by little or no market activity.
The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.
The carrying amounts of the Company’s financial instruments, which include cash and cash equivalents, accounts receivable, sales-type lease receivables, accounts payable and debt obligations, approximate fair value.

Inventories
Inventories consist of finished goods which are stated at the lower of cost or market. Cost is determined on the average cost method, which approximates the first-in, first-out method.
Investment in Sales-Type Leases
As the result of the acquisition of GeoLogic Solutions, Inc. on January 31, 2008, the Company acquired GeoLogic Solutions, Inc.’s investment in sales-type leases. The Company records the investment in sales-type leases at the present value of the future minimum lease payments. There is no guaranteed residual value associated with the leased devices. The receivables generally have terms of five years and are collateralized by a security interest in the related equipment. The Company records subscriber revenue on these leased devices as the ongoing service is provided over the term of the related lease agreement and recognizes interest income as the lease payments are billed to the customers. Future minimum lease payments to the Company under non-cancelable sales-type leases as of June 30, 2009 are as follows (in thousands):

Years ending September 30,
2009	$179
2010	296
2011	42

Total minimum lease payments	517
Less: amount representing interest (at 11.71%)	(37)

Present value of net minimum sales-type lease payments	480
Less: current portion of investment in sales-type leases	(423)

Investment in sales-type leases, excluding current portion	$57

Interest income from sales-type leases was approximately $18,000 and $46,000 for the three months ended June 30, 2009 and 2008, respectively, and $71,000 and $83,000 for the nine months ended June 30, 2009 and 2008, respectively.
Debt Financing Costs
Debt financing costs are amortized to interest expense over the term of the related financing agreement on a straight-line basis, which approximates the effective interest method. The net carrying value of the debt financing costs is approximately $0.5 million and $0.7 million as of June 30, 2009 and September 30, 2008, respectively.
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
Equipment and leasehold improvements consist of (in thousands):

	June 30,	September 30,
	2009	2008
Office furniture and equipment	$4,809	$4,003
Engineering and manufacturing equipment	900	831
Leasehold improvements	2,462	2,473

	8,171	7,307
Less: accumulated depreciation	(4,334)	(3,382)

Equipment and leasehold improvements, net	$3,837	$3,925

Depreciation expense was approximately $0.3 million for each of the three months ended June 30, 2009 and 2008, and $1.0 million and $0.9 million for the nine months ended June 30, 2009 and 2008, respectively.
Capitalized Software Development Costs
Software development costs incurred after establishing technological feasibility are capitalized in accordance with Statement of Financial Accounting Standards No. 86, (SFAS No. 86), Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed. Capitalized costs are amortized to cost of goods sold beginning when the product is first released for sale to the general public. Amortization is at the greater of the amount computed using the ratio of current gross revenues for the product to the total of current and anticipated future gross revenues or the straight-line method over the estimated economic life of the product (two to five years). As of June 30, 2009 and September 30, 2008 there were no capitalized software development costs.
Software development costs that do not meet the capitalization criteria of SFAS No. 86 are charged to research and development expense as incurred.
Long-Lived Assets
The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss would be recognized when the sum of the undiscounted future net cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount.
Goodwill and Intangible Assets
As of June 30, 2009, the Company had a goodwill balance of $3.0 million that resulted from the Company’s acquisition of GeoLogic Solutions, Inc. on January 31, 2008. The Company records goodwill when the purchase price of net tangible and intangible assets acquired exceeds their fair value. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company will review goodwill for impairment at least annually, on the first day of the fourth quarter, or more frequently if an event occurs indicating the potential for impairment. Goodwill is not amortized, but instead tested for impairment at the reporting unit level. The Company has one reporting unit. The annual goodwill impairment test is a two-step process. First, the Company determines if the carrying value of its related reporting unit exceeds fair value, which would indicate that goodwill may be impaired. If the Company then determines that goodwill may be impaired, implied fair value of the goodwill is compared to its carrying amount to determine if there is an impairment loss. The Company completed this review in the fourth quarter of fiscal 2008 and concluded that no impairment existed.

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
Based on the allocation of the purchase price for GeoLogic Solutions, Inc., intangible assets subject to amortization were as follows as of June 30, 2009 (in thousands):

	Weighted Average		Accumulated
	Life (years)	Cost	Amortization	Net
Acquired customer contracts	8	$13,500	$(2,390)	$11,110
Other intangibles	7	49	(10)	39

Total	8	$13,549	$(2,400)	$11,149

Amortization expense was $0.4 million for each of the three months ended June 30, 2009 and 2008 and $1.3 million and $0.7 million for the nine months ended June 30, 2009 and 2008, respectively. Future amortization expense, as of June 30, 2009, is expected to be as follows (in thousands):

Years Ending September 30,
2009	$424
2010	1,695
2011	1,695
2012	1,695
2013	1,695
Thereafter	3,945

Total expected amortization expense	$11,149

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
At June 30, 2009 and September 30, 2008, the Company had accruals for product warranties of approximately $1.4 million and $1.6 million, respectively. These amounts are included in accrued expenses on the Company’s balance sheet.

Shipping Costs
Shipping costs, which are classified as a component of cost of goods sold, were approximately $0.1 million for each of the three months ended June 30, 2009 and 2008 and $0.3 million for each of the nine months ended June 30, 2009 and 2008. Customer billings related to shipping and handling fees are reported as systems revenue.
Advertising Costs
Advertising costs consist primarily of ad campaigns, catalog brochures, promotional items and trade show expenses and are expensed as incurred. Advertising costs, which are included in selling, general and administrative expenses, were approximately $0.2 million and $0.4 million for the three months ended June 30, 2009 and 2008, respectively, and $0.7 million for each of the nine months ended June 30, 2009 and 2008.
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
The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162 (SFAS 168)
In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162. The Codification will become the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of SFAS 168, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. SFAS 168 is not expected to have a material impact on our financial statements.
Subsequent Events (SFAS 165)
In May 2009, the Financial Accounting Standards Board issued Statement 165, Subsequent Events, to incorporate the accounting and disclosure requirements for subsequent events into U.S. generally accepted accounting principles. Statement 165 introduces new terminology, defines a date through which management must evaluate subsequent events, and lists the circumstances under which an entity must recognize and disclose events or transactions occurring after the balance-sheet date. The Company adopted Statement 165 as of June 30, 2009, which was the required effective date. The Company evaluated its June 30, 2009 financial statements for subsequent events through July 15, 2009, the date the financial statements were available to be issued. The Company is not aware of any subsequent events which would require recognition or disclosure in the financial statements.
Note 2. Revenue and Cost of Goods Sold Information
The Company operates and manages the business as one reportable segment. Factors used to identify the single operating segment include the financial information available for evaluation by the chief operating decision maker in making decisions about how to allocate resources and assess performance. For the three and nine months ended June 30, 2009 and 2008, the Company reported the following revenues and related cost of goods sold by type.

	Three months ended		Nine months ended
	June 30,		June 30,
	2009	2008	2009	2008
Revenue:
Software	$8,976	$7,328	$25,441	$16,089
Systems	6,804	7,637	19,215	16,985
Services	1,809	1,202	4,471	2,909

Total revenue	$17,589	$16,167	$49,127	$35,983

	Three months ended		Nine months ended
	June 30,		June 30,
	2009	2008	2009	2008
Cost of goods sold:
Software	$2,495	$2,272	$7,258	$4,982
Systems	6,470	5,925	16,725	12,757
Services	1,120	819	2,960	2,191

Total cost of goods sold	$10,085	$9,016	$26,943	$19,930

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

Unaudited pro forma results of operations for the nine months ended June 30, 2008, as if the purchase had occurred at the beginning of the periods indicated are as follows (in thousands, except per share amounts):

For the Nine Months
Ended June 30, 2008
Net sales	$42,936

Net loss to common shareholders	$(6,977)

Net loss per common share — basic and diluted	$(0.84)

Weighted average common and common share equivalents — basic and diluted	8,293
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
Note 4. Stock-Based Compensation
In February 2007 the Company adopted the 2007 Long Term Incentive and Stock Option Plan (the 2007 Plan). The 2007 Plan permits the granting of “incentive stock options” meeting the requirements of Section 422 of the Internal Revenue Code of 1986, as amended, and nonqualified options that do not meet the requirements of Section 422. Stock appreciation rights, restricted stock awards, and restricted stock units may also be granted under the 2007 Plan. A total of 500,000 shares of the Company’s common stock were originally reserved for issuance pursuant to equity awards under the 2007 Plan. Subsequently, 1,000,000 shares were approved for addition to the 2007 Plan at the 2009 Annual Shareholders Meeting. The 2007 Plan has an evergreen provision in which the maximum number of shares that may be issued under the 2007 Plan shall be cumulatively increased on January 1, 2008 and on each January 1 thereafter for nine years by the lesser of (i) 500,000 Common Shares, (ii) 3% of the Company’s outstanding Common Shares, on an as-converted basis, as of the preceding December 31 and (iii) a number of Common Shares determined by the Board or Committee. The Company has 591,820 shares authorized and available for future equity awards as of June 30, 2009. Generally, the options that are granted under the 2007 Plan are exercisable for a period of ten years from the date of grant and vest over a period of up to three years from the date of grant.
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
The fair value of each option is estimated at the grant date using the Black-Scholes option-pricing model. The weighted average fair value at the date of grant and the assumptions used to determine such values are indicated in the following table (number of shares in thousands):

	For the Three Months Ended		For the Nine Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Number of shares granted	—	27	725	323
Fair value	—	$0.87	$0.86	$0.81
Risk-free interest rate	—	2.47%	2.28%	2.24%
Expected volatility	—	29.88%	40.26%	30.88%
Expected life (in years)	—	3.50	5.73	3.70
Dividend yield	—	—	—	—
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
The following table summarizes information relating to stock option activity for fiscal 2008 and for the nine month period ended June 30, 2009 (number of shares in thousands):

		Weighted
		Average
	Shares	Exercise Price
Options outstanding at September 30, 2007	1,232	$5.01
Granted	323	3.05
Exercised	(15)	2.98
Cancelled	(301)	4.43

Options outstanding at September 30, 2008	1,239	4.66
Granted	725	2.17
Cancelled	(58)	4.17

Options outstanding at June 30, 2009	1,906	3.73

There were no options exercised during the three and nine months ended June 30, 2009. Total intrinsic value of stock options exercised during the three and nine months ended June 30, 2008 was $2,000. The intrinsic value of stock options outstanding and stock options outstanding and exercisable as of June 30, 2009 was $1.3 million and $0.1 million, respectively.
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
Information regarding options outstanding and exercisable at June 30, 2009 is as follows (number of shares in thousands):

	Options Outstanding			Options Exercisable
		Weighted			Weighted
		Average	Weighted		Average	Weighted
		Remaining	Average		Remaining	Average
Range of	Number	Contractual	Exercise	Number	Contractual	Exercise
exercise price	of Shares	Life (Years)	Price	of Shares	Life (Years)	Price
$2.00 — $2.99	887	9.3	$2.25	123	8.9	$2.75
$3.15 — $3.99	124	8.9	3.63	23	8.6	3.47
$4.33 — $4.98	38	7.2	4.62	33	7.1	4.66
$5.03 — $5.40	857	7.2	5.23	684	7.2	5.24

	1,906	8.3	3.73	863	7.4	4.81

As of June 30, 2009, there was approximately $0.9 million of total unrecognized compensation costs related to stock option awards. The Company will recognize this cost over the remaining vesting periods of these options. The weighted average period over which the costs will be recognized is 1.7 years.
Restricted Stock Awards
The Company grants restricted shares of common stock in addition to stock options and restricted stock units as part of its long-term incentive compensation to employees and members of the Board of Directors. The fair value of restricted stock awards is determined based on the closing market price of the Company’s stock on the date of grant. Restricted stock awards vests over a period of one to six years for employees and vests immediately for directors. Shares granted may be sold once vested.
The following table summarizes information relating to restricted stock activity for fiscal 2008 and for the nine month period ended June 30, 2009 (number of shares in thousands):

		Weighted
	Number of	Average Grant
	Shares	Date Fair Value
Restricted stock outstanding at September 30, 2007	361	$5.22
Granted	151	3.04
Vested	(198)	4.94
Cancelled	(29)	4.08

Restricted stock outstanding at September 30, 2008	285	4.37
Granted	48	3.24
Vested	(148)	4.33
Cancelled	(3)	2.99

Restricted stock outstanding at June 30, 2009	182	4.12

The total fair value of shares vested during the three months ended June 30, 2009 and 2008 was $0.1 million for each of these periods. The total fair value of shares vested during the nine months ended June

30, 2009 and 2008 was $0.4 million and $0.7 million, respectively. There were no restricted stock awards granted during the three months ended June 30, 2009. The weighted average grant date fair value of restricted stock awards granted during the three months ended June 30, 2008 was $3.40. The weighted average grant date fair value of restricted stock awards granted during the nine months ended June 30, 2009 and 2008, respectively, was $3.24 and $3.04.
At June 30, 2009, there was approximately $0.6 million of total unrecognized compensation costs related to restricted stock awards. The Company will recognize this cost over the remaining vesting periods of these awards. The weighted average period over which the costs will be recognized is 1.5 years.
Restricted Stock Units
The Company currently grants restricted units of common stock as part of its long-term incentive compensation to employees. The fair value of restricted stock units is determined based on the closing market price of the Company’s stock on the date of grant. Restricted stock units vest over a period of three years for employees.
The following table summarizes information relating to restricted stock unit activity for the nine month period ended June 30, 2009 (number of units in thousands):

		Weighted
	Number of	Average Grant
	Shares	Date Fair Value
Restricted stock outstanding at September 30, 2008	—	—
Granted	241	$2.00

Restricted stock outstanding at June 30, 2009	241	2.00

At June 30, 2009, there was approximately $0.5 million of total unrecognized compensation costs related to restricted stock units. The Company will recognize this cost over the remaining vesting periods of these units. The weighted average period over which the costs will be recognized is 1.9 years.
Note 5. Commitments
Leases
The Company leases its offices, warehouse, and certain office equipment under noncancelable operating leases. The facility leases require that the Company pay a portion of the real estate taxes, maintenance, utilities and insurance.
Approximate future minimum rental commitments, excluding common area costs under these non-cancelable operating leases, as of June 30, 2009 are (in thousands):

Years ending September 30,
2009	$270
2010	1,084
2011	748
2012	527
2013	540
Thereafter	698

Total	$3,867

Rental expense, including common area costs, was approximately $0.4 million and $0.3 million for the three months ended June 30, 2009 and 2008, respectively, and $1.2 million and $0.8 million for the nine months ended June 30, 2009 and 2008, respectively.
401(k) Plan
The Company has a 401(k) plan covering substantially all employees and the plan is operated on a calendar year basis. The Company provides an employer matching contribution equal to 50% of an employee’s contribution for employee deferrals of up to 6% of their compensation. Matching contributions were $0.1 million for each of the three months ended June 30, 2009 and 2008, and $0.3 million and $0.2 million for the nine months ended June 30, 2009 and 2008, respectively.
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
As of June 30, 2009, the Company is in compliance with all financial covenants related to the debt obligations.
In addition to the preceding sources of financing, the Company also issued $1.8 million of debt obligations to the seller (the “Seller Notes”) in conjunction with the acquisition of GeoLogic Solutions, Inc. The Seller Notes and related accrued interest were paid in full in February 2009.
Long- term obligations and notes payable consist of the following (in thousands):

	June 30, 2009	September 30, 2008
Subordinated notes	$—	$1,225
Subordinated convertible notes	—	525

Total notes payable	—	1,750
Senior secured revolving credit facility	500	8,223
Secured term loan	8,000	8,000
Capitalized leases	141	214

Total long-term obligations	8,641	18,187
Less current portion of long-term obligations	95	1,845

Total long-term obligations, net of current portion	$8,546	$16,342

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
For the nine months ended June 30, 2009 and 2008, the Company issued 78,000 and 75,000 shares, respectively, of Series B Preferred Stock for payment of accrued dividends. Based on the market value of the Company’s common stock on the date of the dividend payment, the payment of the dividend in additional shares of Series B Preferred Stock resulted in a non-cash dividend of $0.2 million and $0.3 million for the nine months ended June 30, 2009 and 2008, respectively.
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
Series E and Series F
In February 2009, the Company sold 1,355,857 shares of Series E Preferred Stock for $3.0 million, or $2.22 per share. Each share of the Series E Preferred Stock was converted into one share of the Series F Preferred Stock in April 2009 and the Certificate of Designation for the Series E Preferred Stock was cancelled. Each share of Series F Preferred Stock is convertible into one share of the Company’s common stock. The price per share of Series F Preferred Stock and the conversion price for the common stock is equal to the “market value” of the common stock (as defined in the rules of the Nasdaq Stock Market) on the date of execution of the definitive agreements. The Series F Preferred Stock does not pay a dividend, unless the Company declines to redeem the stock upon demand of the holders after an Acceleration Event (as defined in the Certificate of Designation of the Series F Preferred Stock). In that case, the Series F Preferred Stock pays a cumulative dividend of 4% of the original issue price per annum on each outstanding share of Series F Preferred Stock (payable in cash). The Series F Preferred Stock has a non-participating liquidation right equal to the original issue price, plus accrued unpaid dividends, which is senior to the Company’s common stock and the Series B, Series C, and Series D Preferred Stock. The Company may redeem the Series F Preferred Stock at its option after five years from the date of issuance at the original issue price, plus accrued unpaid dividends, if the market value of the common stock is at least three times the then effective conversion price for a specified period.
Additionally, the Company issued 7-year warrants to purchase 406,759 shares of its common stock at an exercise price of $2.22 per share. Also in connection with this transaction, the Company extended by two years the term of each common stock warrant issued on September 15, 2005 (in connection with the purchase of the Company’s Series C Preferred Stock) and June 19, 2007 (in connection with the purchase of the Company’s Series D Preferred Stock), so that such warrants are now exercisable until the seventh anniversary (instead of the fifth anniversary) of the original date of issuance. The aggregate fair value of the warrants was $535,000, of which $129,000 related to the modification of the Series C and Series D warrants. The warrants permit “cashless exercise.”
In connection with this transaction, the Company recognized a one-time, non-cash deemed dividend of $484,000 relating to the beneficial conversion portion of the preferred stock. The beneficial conversion portion was determined by allocating the proceeds on a fair value basis between the preferred stock and the warrants. The amount of the deemed dividend was the difference between the deemed fair value of the Series E Preferred Stock and the purchase price on the date of the transaction. The deemed dividend was recorded as an addition to preferred stock with a corresponding increase to accumulated deficit. The addition was recognized at the date of issuance of the Series E Preferred Stock, the same date at which such shares were eligible for conversion.
No broker or placement agent was involved in the placement of the preferred stock and warrants in this transaction and no commissions or other compensation was paid.
Common Stock Warrants
The Company has issued warrants for the purchase of common stock to directors, executives, consultants and placement agents. Compensation expense associated with the warrants has not been material. The Company has also issued warrants as a component of preferred stock offerings and debt financing.
The following tables summarize information relating to stock warrants for fiscal 2008 and for the nine month period ended June 30, 2009 (number of warrants in thousands):

			Weighted
		Weighted	Average
	Number of	Average	Remaining
	Warrants	Exercise Price	Life (years)
Warrants outstanding at September 30, 2007	1,538	$5.22	2.9
Granted	457

Warrants outstanding at September 30, 2008	1,995	3.54	2.6
Granted	407
Cancelled	(451)

Warrants outstanding at June 30, 2009	1,951	3.35	4.3

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
Potentially dilutive securities representing approximately 4.3 million shares of common stock outstanding at June 30, 2009 and 3.6 million shares of common stock outstanding as June 30, 2008 were excluded from the computation of diluted earnings per share because their effect would have been antidilutive.

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
With regard to arrangements involving multiple elements, the Company allocates revenue to the software and services elements based on the fair value of each element with the residual amount allocated to the systems revenue which is recognized upon delivery. The Company’s determination of fair value relating to the software and services elements in multiple-element arrangements is based on vendor-specific objective evidence (VSOE). The Company’s assessment of VSOE for each element is either the price charged when the same element is sold separately or the price established by management if that item is not yet sold separately. The Company has analyzed all of the elements included in its multiple-element arrangements and has determined that it has sufficient VSOE to allocate revenue to the services and software components of its arrangements. Accordingly, assuming all other revenue recognition criteria are met, revenue from the software component is recognized ratably over the applicable term.
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
Goodwill. As of June 30, 2009, the Company had a goodwill balance of $3.0 million that resulted from the Company’s acquisition of GeoLogic Solutions, Inc. on January 31, 2008. The Company records goodwill when the purchase price of net tangible and intangible assets acquired exceeds their fair value. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company will review goodwill for impairment at least annually, on the first day of the fourth quarter, or more frequently if an event occurs indicating the potential for impairment. Goodwill is not amortized, but instead tested for impairment at the reporting unit level. The Company has one reporting unit. The annual goodwill impairment test is a two-step process. First, the Company determines if the carrying value of its related reporting unit exceeds fair value, which would indicate that goodwill may be impaired. If the Company then determines that goodwill may be impaired, implied fair value of the goodwill is compared to its carrying amount to determine if there is an impairment loss. The Company completed this review in the fourth quarter of fiscal 2008 and concluded that no impairment existed.
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
Product Warranties. The Company sells its systems with a limited warranty, with an option to purchase extended warranties. The Company provides for estimated warranty costs in relation to the recognition of the associated revenue. Factors affecting the Company’s product warranty liability include the number of units sold, historical and anticipated rates of claims and cost per claim. The Company periodically assesses the adequacy of its product warranty liability based on changes in these factors. At June 30, 2009 and September 30, 2008, the Company had accruals for product warranties of approximately $1.4 million and $1.6 million, respectively. These amounts are included in accrued expenses on the Company’s balance sheet.
Capitalized software development costs. Software development costs incurred after establishing technological feasibility are capitalized in accordance with Statement of Financial Accounting Standards No. 86, (SFAS No. 86), Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed. Capitalized costs are amortized to cost of goods sold beginning when the product is first released for sale to the general public. Amortization is at the greater of the amount computed using the ratio of current gross revenues for the product to the total of current and anticipated future gross revenues or the straight-line method over the estimated economic life of the product (two to five years). As of June 30, 2009 and September 30, 2008 there were no capitalized development costs. Research and development expenses are charged to expense as incurred. Such expenses include software development costs which have not met the capitalization criteria of SFAS No. 86.
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

Results of Operations for the three and nine months ended June 30, 2009 and 2008
The following table sets forth detail related to revenue, cost of goods sold, and gross margins:

	Three months ended June 30,		Nine months ended June 30,
	2009	2008	2009	2008
Software
Revenue	$8,976	$7,328	$25,441	$16,089
Cost of goods sold	2,495	2,272	7,258	4,982

Gross margin	$6,481	$5,056	$18,183	$11,107
Gross margin %	72.2%	69.0%	71.5%	69.0%

Systems
Revenue	$6,804	$7,637	$19,215	$16,985
Cost of goods sold	6,470	5,925	16,725	12,757

Gross margin	$334	$1,712	$2,490	$4,228
Gross margin %	4.9%	22.4%	13.0%	24.9%

Services
Revenue	$1,809	$1,202	$4,471	$2,909
Cost of goods sold	1,120	819	2,960	2,191

Gross margin	$689	$383	$1,511	$718
Gross margin %	38.1%	31.9%	33.8%	24.7%

Total
Revenue	$17,589	$16,167	$49,127	$35,983
Cost of goods sold	10,085	9,016	26,943	19,930

Gross margin	$7,504	$7,151	$22,184	$16,053
Gross margin %	42.7%	44.2%	45.2%	44.6%
Revenue
Overall revenue increased 8.8 percent to $17.6 million for the three months ended June 30, 2009 compared to $16.2 million for the same period in fiscal 2008. Overall revenue increased 36.5 percent to $49.1 million for the nine months ended June 30, 2009 compared to $36.0 million for the same period in fiscal 2008. The organic revenue growth, which includes Geologic Solutions, Inc. revenue for the five month period from the date of acquisition to June 30, 2008 and the comparable period in fiscal 2009, was 19.5 percent for the nine months ended June 30, 2009.
Software revenue, including monthly subscriptions from XATANET and monthly fees from MobileMax and OpCenter product lines, increased 22.4 percent to comprise 51.0 percent of total revenue for the three months ended June 30, 2009 compared to 45.3 percent for the same period in fiscal 2008. Software revenue increased 58.1 percent to comprise 51.8 percent of total revenue for the nine months ended June 30, 2009 compared to 44.7 percent for the same period in fiscal 2008.

Systems revenue, which includes hardware, warranty, repair, and activation revenue, decreased 10.9 percent to comprise 38.7 percent of total revenue for the three months ended June 30, 2009 compared to 47.2 percent for the same period in fiscal 2008. Systems revenue increased 13.1 percent to comprise 39.1 percent of total revenue for the nine months ended June 30, 2009 compared to 47.2 percent for the same period in fiscal 2008.
Services revenue, which includes training, implementation, installation, and professional service revenue, increased 50.5 percent to comprise 10.3 percent of total revenue for the three months ended June 30, 2009 compared to 7.4 percent for the same period in fiscal 2008. Services revenue increased 53.7 percent to comprise 9.1 percent of total revenue for the nine months ended June 30, 2009 compared to 8.1 percent for the same period in fiscal 2008.
Cost of Goods Sold and Gross Margin
Cost of software. Cost of software consists primarily of communication, hosting costs, and direct personnel costs related to network and infrastructure support. Cost of software increased 9.8 percent to $2.5 million for the three months ended June 30, 2009 compared to $2.3 million for the same period in fiscal 2008 and increased 45.7 percent to $7.3 million for the nine months ended June 30, 2009 compared to $5.0 million for the same period in fiscal 2008. Software gross margin improved 3.2 and 2.5 percentage points for the three and nine months ended June 30, 2009 the same periods in fiscal 2008, respectively. This improvement was primarily driven by reductions to communications costs and the ability to continue to leverage the existing cost structure.
Cost of systems. Cost of systems consists primarily of the direct product costs, warranty costs, product repair costs, and direct personnel costs related to customer support. Cost of systems increased 9.2 percent to $6.5 million for the three months ended June 30, 2009 compared to $5.9 million for the same period in fiscal 2008 and increased 31.1 percent to $16.7 million for the nine months ended June 30, 2009 compared to $12.8 million for the same period in fiscal 2008. Systems gross margins decreased 17.5 and 11.9 percentage points for the three and nine months ended June 30, 2009 versus the same periods in fiscal 2008, respectively. Declining systems sales prices due to competitive pressures contributed to the decrease in gross margin.
Cost of services. Cost of services consists primarily of third party vendor costs and direct costs related to service personnel. Cost of services increased 36.9 percent to $1.1 million for the three months ended June 30, 2009 compared to $0.8 million for the same period in fiscal 2008 and increased 35.1 percent to $3.0 million for the nine months ended June 30, 2009 compared to $2.2 million for the same period in fiscal 2008. Service gross margins improved 6.2 and 9.1 percentage points for the three and nine months ended June 30, 2009 versus the same periods in fiscal 2008, respectively. This improvement was primarily the result of higher utilization of services personnel compared to the same periods of fiscal 2008.
Selling, General and Administrative Expenses
Selling, general and administrative expenses consist primarily of employee salaries in our sales, client management and administration functions, sales commissions, marketing and promotional expenses, executive and administrative costs, and accounting and professional fees. Selling, general and administrative expenses were $5.7 million for the three months ended June 30, 2009 compared to $6.1 million for the same period in fiscal 2008.
Selling, general and administrative expenses were $17.4 million or 35.3 percent of revenue for the nine months ended June 30, 2009 compared to $15.1 million or 41.8 percent of revenue for the same period in fiscal 2008. Selling, general and administrative expenses reflect an increase due to the addition of the GeoLogic Solutions, Inc. cost structure, including incremental amortization expense of $0.6 million related to intangible assets acquired with GeoLogic Solutions, Inc. As a percentage of revenue these costs continue to decline as a result of leveraging this cost structure.
Research & Development Expenses
Research and development expenses consist of employee salaries and expenses related to development of software and systems. Research and development expenses were $1.4 million for the three months ended June 30, 2009 compared to $1.3 million for the same period in fiscal 2008.
Research and development expenses were $4.2 million or 8.6 percent of revenue for the nine months ended June 30, 2009 compared to $3.4 million or 9.4 percent of revenue for the same period in fiscal 2008. The increase was primarily due to the addition of the GeoLogic Solutions, Inc. cost structure.
Net Interest Expense
Net interest expense was $0.4 million for each of the three months ended June 30, 2009 and 2008. Net interest expense was $1.1 million for the nine months ended June 30, 2009, compared to $0.6 million for the same period in fiscal 2008. The increase in interest expense was primarily due to borrowings of long-term debt related to the acquisition of GeoLogic Solutions, Inc.
Income Taxes
No income tax benefit or expense was recorded for the nine month periods ended June 30, 2009 and 2008 as the result of continued operating losses and the Company does not have objectively verifiable positive evidence of future taxable income as prescribed by SFAS No. 109 to support recognizing a deferred tax asset without a valuation reserve. We concluded that a full valuation allowance was appropriate. Realization of deferred tax assets is dependent on future taxable income during the periods when deductible temporary differences and carryforwards are expected to be available to reduce taxable income. The amount of the net deferred tax asset considered realizable could be increased in the future if we return to profitability and actual future taxable income is higher than currently estimated. At September 30, 2008, we had federal net operating loss carryforwards of approximately $45.8 million.
The Company implemented the provisions of FIN 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109, effective October 1, 2007. The impact of adopting FIN 48 on the Company’s consolidated financial statements was not material and no cumulative effect adjustment was recorded to the October 1, 2007 balance of accumulated deficit.
Net Loss to Common Shareholders
We incurred net losses to common shareholders of $0.1 million and $0.7 million for the three months ended June 30, 2009 and 2008, respectively, and $1.2 million and $3.2 million for the nine months ended June 30, 2009 and 2008, respectively. Net loss to common shareholders reflect preferred stock dividends and preferred stock deemed dividends of $0.1 million for each of the three months ended June 30, 2009 and 2008, and $0.7 million and $0.2 million for the nine months ended June 30, 2009 and 2008, respectively. For the nine month period ended June 30, 2009, preferred stock deemed dividends reflect $0.5 million of cost associated with the issuance of the Series E Preferred Stock.

Liquidity and Capital Resources
As of June 30, 2009, we held $3.6 million in cash and cash equivalents and had working capital, which is total current assets less total current liabilities, of $4.8 million. This compared to $8.9 million in cash and cash equivalents, and working capital of $8.1 million, as of September 30, 2008. The reduction in cash and working capital reflects a $9.5 million reduction in our long-term debt obligations offset by $2.9 million of proceeds from the issuance of preferred stock.
Operating activities provided cash of $2.3 million during the nine months ended June 30, 2009 primarily the result of improved operations and the collections on accounts receivable offset by reduced accrued expenses and increase in inventory, while operating activities used cash of $2.2 million during the same period in fiscal 2008.
Cash used in investing activities was $0.9 million for the nine months ended June 30, 2009 as the result of purchases of equipment and leasehold improvements.
Cash used in financing activities of $6.7 million for the nine months ended June 30, 2009 included net payments on long-term borrowings of $9.5 million offset by $2.9 million of proceeds from the issuance of preferred stock.
In connection with the financing of the acquisition of GeoLogic Solutions, Inc., the Company entered into a three-year secured credit facility with Silicon Valley Bank (“SVB”) consisting of a $10.0 million revolving line of credit bearing interest at a floating rate equal to 0.5% over SVB’s Prime Rate. The credit facility is secured by substantially all the assets of the Company. Interest is paid monthly in arrears, and the entire amount of any outstanding principal is due at maturity on January 30, 2011. The credit agreement contains certain financial covenants which impose a minimum level of net worth and fixed charge coverage ratio. The balance as of June 30, 2009 was $0.5 million.
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
As of June 30, 2009, the Company is in compliance with all financial covenants related to the debt obligations.
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
Our Series B Preferred Stock prohibits payment of dividends to the holders of any other capital stock unless and until we have paid dividends accrued on the Series B Preferred Stock, which pays a cumulative dividend of 4% of the original issue price per annum (payable semi-annually) on each outstanding share of Series B Preferred Stock. At the option of the Series B Preferred Stock holders, such dividends are payable in additional shares of Series B Preferred Stock or cash. During the nine months ended June 30, 2009 and 2008, we issued 78,000 and 75,000 shares, respectively, of Series B Preferred Stock for payment of accrued dividends. We are further restricted from dividend payments by our primary lender.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures and Internal Control over Financial Reporting
On June 30, 2009, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Rule 13a-15(e)). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) accumulated and communicated to the Chief Executive Officer and Chief Financial Officer to allow timely decisions regarding required disclosure.
There were no changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
XATA has been named as one of many defendants in a lawsuit, filed in the United States District Court, Eastern District of Texas, Tyler Division (6:09-cv-00157-LED). The plaintiff, Innovative Global Solutions (“IGS”), has sued Turnpike Global Technologies, L.L.C., Cadec Global, Inc., General Electric, Trimble Navigation Ltd., Networkfleet, Inc. and XATA Corporation for infringement of certain patents and has requested that the court assess compensatory damages against each defendant and enjoin further infringing activities by the defendants. In addition, IGS has demanded that the defendants pay pre- and post-judgment interest, plus attorney fees and costs. At this time, XATA cannot estimate the amount of monetary damages, if any, or other consequences that might result from this lawsuit. Substantial money damages or an injunction against the manufacture, sale or use of XATA’s allegedly infringing products could have a material adverse effect on XATA.
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
Matters voted upon and the results thereof are as follows:
1.	Approval of Articles of Amendment of Second Restated Articles of Incorporation.
     For:      10,443,778      Against:       53,044      Withheld:      3,100
Item 5. Other Information.
     None

Item 6. Exhibits.
3.1	Second Restated Articles of Incorporation, as amended through April 17, 2009 (incorporated by reference to Exhibit 3.1 of the Company’s Report on Form 10-K filed with the SEC on December 17, 2008, and Exhibits 3.1, 3.2 and 3.3 of the Company’s Report on Form 8-K filed with the SEC on April 21, 2009).

3.2	Restated Bylaws, as amended February 4, 2009 (incorporated by reference to Exhibit 3.1 of the Company’s Report on Form 8-K filed with the SEC on February 10, 2009).

10.1	Severance Agreement between XATA Corporation and David Gagne dated May 7, 2009 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on May 11, 2009).

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 5, 2009	XATA Corporation (Registrant)
	by:	/s/ Mark E. Ties
Mark E. Ties
Chief Financial Officer (Signing as Principal Financial and Accounting Officer, and as Authorized Signatory of Registrant)