Form 10-K
period 2009-09-30
XATA CORP /MN/
filed 2009-12-18
CIK 854398

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2009

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
None
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes  ☑ No
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes  ☑ No
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes  ☐ No
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes  ☐ No
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☑ No
     As of March 31, 2009, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $12,200,000 based on the last transaction price as reported on the Nasdaq Capital Market on such date. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purposes.
     The number of shares of common stock outstanding on December 1, 2009 was 8,787,994.
     Items 10, 11, 12, 13 and 14 of Part III incorporate information by reference from the definitive proxy statement for the Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this report.

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
PART I
Item 1. Business
About XATA
We are one of the leading providers of fleet management solutions to the truck transportation industry. Our innovative technologies and value-added services are intended to enable customers to optimize the utilization of their assets and enhance the productivity of fleet operations across the entire supply chain, resulting in decreased costs, improved compliance with U.S. Department of Transportation (DOT) regulations, increased competitive advantage, and enhanced customer service.
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
•	Our first-generation products, introduced in the early 1990’s, included our revolutionary touch-screen Driver Computer and PC-based Fleet Management System software. Valuable data was downloaded from driver computers to the fleet management system host software in batch mode via our patented driver key for compliance reporting and analysis.

•	In 1999, we introduced OpCenter, a Microsoft Windows-based customer-hosted system that can manage multiple operation centers and users over a wide area network.

•	In 2004, we introduced XATANET, our next-generation Web-based system. Over the past several years we have invested heavily in product enhancements and additional software applications to ensure that XATANET continues to meet the needs of fleet operators. We believe that the XATANET platform enables us to service approximately 3.2 million medium and heavy duty vehicle private fleet transportation market.

•	In 2008, XATA completed its acquisition of GeoLogic Solutions, Inc., which provides the commercial trucking industry with wireless asset management solutions in the for-hire segment of the over-the-road transportation sector.

•	In 2009, XATA partnered with Digi International to deliver a state-of-the-art on-truck hardware to support XATA’s next-generation onboard communications technology. Under the agreement, Digi will deliver iDigi services and a range of cellular and satellite communications products to meet XATA’s technology and connectivity needs for the for-hire and private fleet trucking marketplaces.

•	In December 2009, the Company acquired Turnpike Global Technologies, Inc. and Turnpike Global Technologies LLC (combined “Turnpike”). Turnpike’s RouteTracker products allow us to continue our growth strategy by expanding our addressable market to include small and medium-size fleets in North America and key vertical markets, such as Less Than Truckload (LTL), and the automation of fuel tax reporting.
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
We believe the following trends continue to impact the trucking industry, resulting in increasing competitive pressures and demand for mobile information technology:
•	Increased operating costs: Driver salaries, fuel, insurance, and other operating costs continue to fluctuate. Recent challenging economic conditions have also increased the need for cost saving efforts. These trends encourage operators to utilize onboard information systems to control costs and more effectively manage their fleets, including fleet consolidation in order to optimize asset utilization.

•	Government regulations: DOT driver log requirements have become more stringent. The Federal Motor Carrier Safety Administration (FMCSA), an administration within the DOT, implemented new driver hours-of-service rules in January 2004, tightening driver work rules. These rules were challenged in federal court and the FMSCA issued revised rules effective October 1, 2005. On November 19, 2008, the FMCSA published a final rule adopting the provisions of its December 17, 2007, interim final rule on the hours-of-service rules. The final regulation took effect on January 19, 2009. This final rule allows commercial motor vehicle (CMV) drivers to continue to drive up to 11 hours within a 14-hour, non-extendable window from the start of the workday, following at least 10 consecutive hours off duty (11-hour rule). This rule has currently been issued a court ruling, due to pressure from groups such as Public Citizen, which has required the FMCSA to develop and produce alternatives to this 11-hour rule within the next 9 months and have an amended regulation published within the next year.

The FMCSA is currently in the processes of issuing a new regulation in the use of Electronic Onboard Recorders (EOBR’s) to increase hours-of-service compliance and compliance-related highway safety. Because of illegal paper log adjustments, the FMCSA would like to mandate the use of EOBR’s for drivers with poor safety records, while providing additional incentives for those who will switch voluntarily. These logbooks could be used to force drivers to adhere to the hour-of-service restrictions and save time by no longer using the paper log. In 1997, FMCSA issued a memorandum limiting the use of advanced technology in compliance reviews and enforcement. On November 19, 2008, FMCSA issued a policy change that rescinded the 1997 memorandum. We believe the change in policy will make computer-generated driver logs and EOBRs systems more widely accepted and eventually result in federal or state government mandates. This regulation is currently published to go to the White House Office of Management and Budget in the next 60 days.

As of December 3, 2009, the FMCSA has issued a New Proposed Rule Making on the EOBR Supporting Documents to go in conjunction with the New Regulation for EOBR in commercial motor vehicles. This concerns all documents that are defined to support HOS DOT audits.

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
Our Products and Services
XATA provides a total fleet optimization solution, including hardware, software and services. XATA’s primary sources of revenue are its XATANET and MobileMax products. XATANET is a software-as-a-service (SaaS) solution for which XATA receives a monthly per-truck subscription fee. MobileMax is a hosted solution whose software revenue is derived from monthly per-truck communications service fees.
XATANET Fleet Management System
XATANET is a powerful, advanced, yet user-friendly, software-as-a-service (SaaS) system used by manufacturing, grocery, food service, distribution, petroleum and other operators of trucking fleets to reduce fuel costs, increase operational efficiencies, enhance customer service and improve safety and compliance.
As a SaaS system, the XATANET software application delivery model operates for use by its customers over the Internet and customers pay a monthly subscription fee. The benefits of XATA’s SaaS delivery model is the decrease in customers’ in-house IT hardware and software resources, faster implementation time compared to on-site products, automatic upgrades to the most current software levels and access with an internet browser anywhere, anytime.
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
A XATANET solution is composed of these primary components:
•	Mobile Applications: These core XATANET applications provide for the optimization of fleet operations, including electronic driver logs, automated fuel tax, driver and vehicle management. The mobile environment is designed with easy integration with third-party complementary applications such as proof of delivery, navigation, and routing systems. XATA provides onboard, rugged, mobile computing platforms that connect to the engine, gathering vehicle and diagnostic information.

•	Driver Displays: Touch-screen driver displays are mounted in the cab of the truck capturing and communicating fleet performance information. With the ability to monitor fuel economy, estimated time of arrival (ETA), and regulatory compliance drivers can help ensure the fleet reaches optimum performance levels.

•	Wireless Communications: XATANET systems use patented technologies that utilize lowest-cost communication methods synchronizing trip and driver data with maximum efficiency. Our multi-mode systems combine CDMA 1xRTT and satellite wireless networks to provide “no-gap” coverage and high speed data download. The XATANET onboard mobile computing platforms include GPS and wireless communications hardware that collect, store and intelligently manage data communications.
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
RouteTracker Fleet Management System
On December 4, 2009, the Company acquired all of the outstanding stock of Turnpike Global Technologies, Inc. and Turnpike Global Technologies LLC (combined “Turnpike”). (Refer to Note 11 of the Notes to Financial Statements for further details on the acquisition transaction). Turnpike provides simple solutions, through its RouteTracker products, to the transportation industry that result in immediate cost savings. RouteTracker has been recognized as the first solution to fully automate, from end-to-end, the fuel and mileage tax process required by the International Fuel Tax Agreement (IFTA). RouteTracker interacts with various handheld devices using Bluetooth as a wireless in-cab communication medium. The information collected by RouteTracker is made available to the end-user via web-based reporting.
Purchasing Turnpike will allow XATA to continue its growth strategy by expanding XATA’s addressable market to include small and medium-size fleets in North America and key vertical markets, such as Less Than Truckload (LTL) and beverage, where Turnpike’s product functionality meets specific customer needs.
Legacy OpCenter Fleet Management System
With the introduction and widespread adoption of the web-based XATANET on-demand software solution, XATA has migrated many of its OpCenter customers to the XATANET platform. XATA has announced its planned sunset of the OpCenter product as of December 31, 2009 and continues to work with customers to migrate them to the XATANET platform.
Professional Services
XATA offers an array of professional IT and consultation services: XATANET and MobileMax solution implementation, driver and back-office training, consulting for best operations practices and building custom reports on an ad-hoc basis for customers.
•	Implementation services include project management, website setup and configuration, best-practices recommendations, data integration and software implementation.

•	Training services include online training, on-site training and one-on-one training for fleet management and drivers. This includes teaching how to use the in-cab devices (for drivers) and how to best use the XATANET reports (for fleet management personnel).

•	Best-practice consulting includes examining a customer’s fleet operations and making recommendations for improvements, using the XATANET or MobileMax fleet management solutions.

•	XATA’s custom reporting service allows XATANET and MobileMax customers to have specialized reports made for their operations, beyond the suite of standard reports already offered by XATA.
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
We believe XATANET allows us to address the needs of a larger portion of the private fleet sector, including smaller fleets, large decentralized fleets and fleets in new vertical markets. Specifically, smaller fleets and decentralized fleets are able to purchase individual XATANET software application packages that target their specific information needs and use our Internet-based system to collect, process and present their data. We believe these fleets represent a significant market opportunity. We view the total 6.6 million commercial trucks in this segment as part of our target market going forward, with particular emphasis on fleets operating medium and heavy duty trucks, estimated at 3.2 million vehicles.
For-Hire Carriers
For-hire carriers include both truckload and less-than-truckload carriers, whose primary business is the trucking and transportation of freight that belongs to others. We believe MobileMax, acquired with the acquisition of GeoLogic Solutions, Inc., addresses the needs of the for-hire fleet sector, including large decentralized fleets and regionalized, medium-sized fleets. For-hire fleets are able to purchase a MobileMax system that integrates with third party fleet routing and dispatch systems and then use our communication-based system to track and monitor their fleet assets based on the information from the third-party application. We believe these fleets represent a significant new market opportunity. We view the total 1.7 million commercial trucks in this segment as part of our target market, with particular emphasis on fleets operating medium and heavy duty trucks.
Other Markets
We believe our XATANET web-based system may ultimately be introduced into several other new markets because of its open system architecture and the many potential applications for web-based, GPS-enabled tools.

Major Customers
Our systems have been installed in over 73,000 trucks in North America. Our customers comprise Fortune 500 companies and other large organizations, such as Bradco Supply, Core-Mark International, CVS Pharmacy, Dean Foods, Kellog’s, Oldcastle Inc., Reyes Holdings, Sysco, US Foodservice, and xpedx (a division of International Paper Company.)
As we implement our solutions at a customer today, revenue is impacted by an upfront hardware purchase. In fiscal 2009, we had two individual customers that accounted for approximately 13.7 percent and 14.1 percent of revenue, respectively, as the result of significant hardware sales. However, no individual customer accounted for more than 10.0 percent of our software revenue, which includes monthly subscriptions from XATANET and monthly fees from our MobileMax and OpCenter product lines in fiscal 2009.
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
Manufacturers
During fiscal 2006, we established a relationship with Winland Electronics, Inc. for the manufacture and testing of our XATANET mobile onboard hardware platforms pursuant to our detailed specifications and quality requirements. Additionally, we have a relationship with EPM Global Services for the manufacture and testing of our MobileMax onboard hardware platforms pursuant to our detailed specifications and quality requirements.
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
Third-party Application and Hardware Providers
We have relationships with companies who provide a variety of applications and hardware devices to our target market, including dispatch, routing, training, fleet management, handheld devices and driver displays, in a go to market strategy with us. These companies include ALK Technologies, McLeod Software, TMW Systems, Motorola/Symbol, Intermec and QSI plus over 15 additional companies. In general, we seek relationships with third-party providers to extend the benefits of our solutions throughout our customer’s supply chain.
Additionally, we signed an agreement in September 2009 with Digi International to deliver a range of its cellular and satellite communications products. The products will support our onboard computing communications technology and help broaden our portfolio of communications and fleet management solutions. These products are expected to be available for delivery in the first half of 2010.
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
Research and Development
In fiscal 2009 and 2008, we spent approximately $5.5 million and $5.0 million, respectively, on research and development activities. We concentrate our research and development activities on software and hardware solutions that meet our customers’ current and anticipated future needs. To enhance our existing solutions and to introduce new solutions to our existing and potential customers, we focus on the following key areas:
•	SaaS Infrastructure. We intend to continue to improve our SaaS infrastructure to meet the increasing needs of our expanding customer base and the associated increase in transactions. Also, we will continue to monitor and analyze the XATANET infrastructure’s capacity and ability to meet the service level requirements of our customers.

•	Software. XATA intends to continue developing our software applications by offering new features while enhancing our existing features. Several enhancements were made to XATANET in 2009, including integrated navigation specifically for professional truck drivers, and several advancements to our fleet-data reporting and analytic capabilities. Added functionality to XATANET included integration between industry-standard handheld devices and third-party fleet management software. MobileMax developments in 2009 included the release of our professional navigation function. XATA intends to continue developing and releasing platform upgrades to support our new and enhanced software features. This will be conducted through our own development efforts and through those of our strategic hardware-partners.
Employees
As of September 30, 2009, our staff included 176 full time employees in research and development, information services, sales and marketing, customer support, administrative, finance, purchasing and warehousing. No Company employees are represented by labor unions or are subject to a collective bargaining agreement.
Item 1A. Risk Factors
We do not have a long or stable history of profitable operations. The Company’s net losses to common shareholders for the fiscal years 2009 and 2008 were $2.8 million and $3.6 million, respectively. The respective periods’ net losses were $2.1 million and $3.4 million. Additional amounts of $0.7 million and $0.3 million, resulting from beneficial conversion charges and preferred stock dividends increased such respective period losses to the aforementioned levels of net losses to common shareholders.
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
Our products may quickly become obsolete. Our systems utilize proprietary software and onboard computer gateways and touch-screen displays. Although we believe our proprietary software is more important in the capture and communication of operating data than the hardware on which the software operates, continued improvements in hardware may render our technology, including its software, obsolete. The field of software and hardware is constantly undergoing rapid technological change and we may not be able to react and adapt to changes in this field. Moreover, development by our competitors could make our systems and services less competitive or obsolete. We believe that advancements in hardware and communications technology provide opportunities for us to form alliances with companies offering products complementary to our systems and services, but we cannot assure that we can form alliances with such companies or that any such alliance will be successful. Our success depends, in large part, on our ability to anticipate changes in technology and industry standards, and develop and introduce new features and enhancements to our system on a timely basis. If we are unable to do so for technological or other reasons or if new features or enhancements do not achieve market acceptance, our business could be materially and adversely affected. We may encounter technical or other difficulties that could in the future delay the introduction of new systems or system features or enhancements.
Third parties may claim we infringe their intellectual property rights. Many participants in the technology industry, as well as third parties that have obtained patent rights, have regularly demonstrated a readiness to take legal action based on allegations of patent and other intellectual property infringement. Accordingly, we may be subject to claims that our products infringe on the intellectual property rights of others. Any such claim, whether valid or not, may be time consuming and expensive to defend. Such claims or litigations could require us to stop selling the affected products, redesign those products to avoid infringement, or obtain a license, all of which would be costly and harm our business. The Company was named as one of many defendants in a patent infringement lawsuit filed during 2009. In December 2009, the Company reached a settlement agreement with the plaintiff that will dismiss the Company from the lawsuit and provide the Company a fully paid-up irrevocable and perpetual license to the patents at issue, in exchange for cash compensation. The Company recognized $1.2 million in legal and settlement expenses during fiscal 2009 related to this matter.
Our acquisition of Turnpike is accompanied by a variety of risks, any of which may adversely affect our business.
On December 4, 2009, we completed our acquisition of Turnpike Global Technologies, Inc. and Turnpike Global Technologies LLC (combined “Turnpike”). This acquisition is accompanied by a variety of risks commonly encountered in acquisitions of businesses, which include:
•	failure to achieve the financial and strategic goals for the acquired and combined business;

•	difficulty and unexpected costs in assimilating the operations and personnel of the acquired businesses;

•	product liability and other exposure associated with acquired businesses or the sale of their products;

•	unanticipated liabilities, legal risks and costs;

•	retention of key personnel; and

•	distraction of management from our ongoing business.
These risks could harm our business, financial condition or results of operations, particularly given the significance of our acquisition of Turnpike.
JDSTG and Trident Capital, who are represented on our Board of Directors, individually and together own enough stock to exert significant influence over XATA. As of December 1, 2009, beneficial ownership of Common Stock, as reported in our definitive proxy statement for the Annual Meeting of Stockholders, held by JDSTG was approximately 24.4 percent and by Trident Capital was approximately 44.5 percent of our common stock. In addition, JDSTG is entitled to name up to three representatives to our Board of Directors and Trident is entitled to name up to two representatives. Trident is entitled to vote its Preferred Stock as if converted to common stock and to vote as a separate class (to the exclusion of the holders of common stock) on the election of its two director nominees. Both JDSTG and Trident benefit from certain restrictive covenants of XATA in connection with their equity investments in the Company. The combination of stock ownership and Board of Director representation enables these shareholders, individually and together, to a greater degree, to exercise significant influence over the Company.
We may need additional capital. If we do not generate anticipated cash flow to support our anticipated growth, our predictions regarding cash needs may prove inaccurate and we may require additional financing. Subsequent to year end, the Company raised $30.2 million in convertible debt, which was used towards the purchase of Turnpike and to pay off the term loan with PFG of $8.0 million and the litigation settlement. The remaining proceeds will be utilized in working capital needs and future growth. We believe this and predicted future cash flows from operations will be adequate to meet our operating and growth needs.
If our common share price decreases to a level such that the fair value of our net assets is less than the carrying value of our net assets, we may be required to record additional significant non-cash charges associated with goodwill impairment. We account for goodwill in accordance with Accounting Standards Codification (ASC) 350-20, Intangibles – Goodwill and Others. ASC 350-20, among other things, requires that goodwill be tested for impairment at least annually. We have designated July 1 as the date for our annual impairment test. Although the results of our testing on July 1, 2009, indicated no evidence of impairment, should the fair value of our net assets, determined by our market capitalization, be less than the carrying value of our net assets at future annual impairment test dates, we may have to recognize goodwill impairment losses in our future results of operations. This could impair our ability to achieve or maintain profitability in the future.
Fair value assessments of our intangible assets required by GAAP may require us to record significant non-cash charges associated with intangible asset impairment. A significant portion of our assets are intangibles relating to customer agreements and relationships. We amortize these assets on a straight-line basis over their estimated lives, which are estimated to be eight years. We review the carrying value of these assets at least annually, or more frequently if unusual events or market conditions warrant, for evidence of impairment. In accordance with ASC 360-10, Property, Plant, and Equipment — Overall, an impairment loss is recognized when the estimate of undiscounted future cash flows generated by such assets is less than the carrying amount. Measurement of the impairment loss is based on the present value of the expected future cash flows. Future fair value assessments of intangible assets may require impairment charges to be recorded in the results of operations for future periods. This could impair our ability to achieve or maintain profitability in the future.
We may issue additional stock without shareholder consent. We have authorized 25,000,000 shares of common stock, of which 8,787,994 shares were issued and outstanding as of December 1, 2009 The Board of Directors has authority, without action or vote of the shareholders, to issue all or part of the authorized but unissued shares. Additional shares may be issued in connection with future financing, acquisitions, employee stock plans, or otherwise. Any such issuance will dilute the percentage ownership of existing shareholders. We are also currently authorized to issue up to 10,000,000 shares of preferred stock. As of December 1, 2009, 2,043,793 shares of Series B Convertible Preferred Stock, 1,296,036 Series C Convertible Preferred Stock, 1,566,580 shares of Series D Convertible Preferred Stock and 1,355,857 shares of Series F Convertible Preferred Stock were issued and outstanding. The Board of Directors can issue additional preferred stock in one or more series and fix the terms of such stock without shareholder approval. Preferred stock may include the right to vote as a series on particular matters, preferences as to dividends and liquidation, conversion and redemption rights and sinking fund provisions. The issuance of preferred stock could adversely affect the rights of the holders of common stock and reduce the value of the common stock. In addition, specific rights granted to holders of preferred stock could be used to restrict our ability to merge with or sell our assets to a third party.
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

Item 1B. Unresolved Staff Comments
Not applicable.
Item 2. Properties
On July 9, 2007, we entered into a lease for 26,800 square feet of office space at 965 Prairie Center Drive in Eden Prairie, Minnesota. On December 10, 2007, this location became the principal address of the company. The lease term is for 86 months with a base rent of $37,500 per month plus the building operating expenses.
Effective January 1, 2009, we began leasing 15,800 square feet of office and warehouse space in Burnsville, Minnesota. This facility houses the Company’s distribution activities. This lease obligation has a base rent of $7,700 per month plus a pro rata share of the building operating expenses and expires March 31, 2014.
Item 3. Legal Proceedings
XATA was named as one of six defendants in a lawsuit, filed in the United States District Court, Eastern District of Texas, Tyler Division (6:09-cv-00157-LED). The plaintiff, Innovative Global Solutions (“IGS”), has sued Turnpike Global Technologies, L.L.C., Cadec Global, Inc., General Electric, Trimble Navigation Ltd., Networkfleet, Inc. and XATA Corporation for infringement of certain patents and has requested that the court assess compensatory damages against each defendant and enjoin further infringing activities by the defendants. XATA has settled with the plaintiff and has received a fully paid license in exchange for payment of $1.0 million.
Item 4. Submission of Matters to a Vote of Security Holders
Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The following table sets forth the quarterly high and low sales prices for our common stock as reported by the NASDAQ Capital Market for fiscal years 2009 and 2008. There is no market for our Series B, Series C, Series D or Series F Preferred Stock.

Fiscal Year 2009	Low	High
First Quarter	$1.52	$3.85
Second Quarter	1.47	3.00
Third Quarter	1.62	3.98
Fourth Quarter	2.49	4.00

Fiscal Year 2008	Low	High
First Quarter	$2.64	$4.21
Second Quarter	2.98	3.54
Third Quarter	3.05	3.80
Fourth Quarter	3.35	3.95
As of November 6, 2009, our common stock is held by 121 registered holders of record. Registered ownership includes nominees who may hold securities on behalf of multiple beneficial owners. We estimate the number of beneficial owners of our common stock to be approximately 1,000.
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
On December 6, 2003, we issued 1,613,000 shares of Series B Preferred Stock that pays an annual cumulative dividend of 4 percent of the original issue price (payable in additional shares of Preferred Stock or cash, at the option of the holders). The Series B Preferred Stock provides that we cannot pay dividends to the holders of any other capital stock unless and until we have paid dividends accrued on the Series B Preferred Stock. The holders of the Series B Preferred Stock elected to receive dividends due and payable on May 31 and November 30 annually in additional shares of Series B Preferred Stock rather than cash. Accordingly, we have issued a total of 78,000 and 75,000 shares of Series B Preferred Stock for payment of dividends in fiscal 2009 and 2008, respectively.
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
Over the past two decades, XATA has developed relationships with the nation’s largest fleets including CVS Pharmacy, Dean Foods, Sysco, US Foodservice, and xpedx to find and develop technologies that provide information about their fleets and transform that data into actionable intelligence.
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
Technology, People, Processes
XATA takes a three-prong approach to meeting its customer’s fleet management needs:
•	Technology. XATA provides a total fleet management solution, including hardware, software and services through the following solutions:
•	XATANET, our web-based, on-demand scalable software, includes a variety of web-based enterprise applications. XATANET, provides critical real-time information about our customers’ fleets, allows for paperless driver logs and provides summary and granular reports on driver and vehicle performance. XATANET can also integrate with back-office applications, for a seamless flow of information, and our software works with a variety of in-cab communications devices.

•	MobileMax helps for-hire trucking companies track and manage nearly every aspect of their fleets’ activities to help control costs and increase ROI. The MobileMax solution features Multi-Mode communication capabilities that automatically switch between land-based and satellite communications to take advantage of the cost-savings and reliability of both terrestrial and satellite communication. MobileMax integrates with dispatching and routing applications for a seamless flow of information.
•	People. With employee expertise in safety, fleet management and technology, XATA is able to provide consultation services to help organizations implement best practices for fleet productivity and develop specific customer hardware and reporting requirements.

•	Processes. All XATA processes are designed to make managing fleets easier. Drawing on hundreds of successful implementations with a wide variety of fleets including multibillion-dollar organizations, XATA carefully plans each phase of the implementation and follows well established methodologies. The process begins with assessing our customers’ objectives. Then, we develop a detailed implementation schedule that includes all aspects of the project, from implementation to conversion, integration, training and problem solving.
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
Revenue Recognition. The Company derives its revenue from sales of systems, software and related services. The Company recognizes revenue in accordance with Accounting Standards Codification (ASC) 985-605 – Software – Revenue and ASC 605-10 – Revenue Recognition – Overall.
Software revenue is recognized under ASC 985-605 and ASC 605-10 when (i) persuasive evidence of an arrangement exists (for example a signed agreement or purchase order), (ii) delivery has occurred, as evidenced by shipping documents or customer acceptance, (iii) the fee is fixed or determinable and payable within twelve months, and (iv) collectability is probable and supported by credit checks or past payment history.
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
Agreements that do not meet the requirements described in ASC 985-605, results in the recognition of all revenue ratably over the term of the agreement.
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

Goodwill. As of September 30, 2009, the Company had a goodwill balance of $3.0 million that resulted from the Company’s acquisition of GeoLogic Solutions, Inc. on January 31, 2008. The Company records goodwill when the purchase price of net tangible and intangible assets acquired exceeds their fair value. In accordance with ASC 350-20 – Intangibles – Goodwill and Others, the Company reviews goodwill for impairment at least annually, on the first day of the fourth quarter, or more frequently if an event occurs indicating the potential for impairment. Goodwill is not amortized, but instead tested for impairment at the reporting unit level. We have one reporting unit. The annual goodwill impairment test is a two-step process. First, we determine if the carrying value of our related reporting unit exceeds fair value, which would indicate that goodwill may be impaired. If we then determine that goodwill may be impaired, we compare the implied fair value of the goodwill to its carrying amount to determine if there is an impairment loss. The Company completed this review in the fourth quarter of fiscal 2009 and concluded that no impairment existed.
Intangible assets are carried at cost less accumulated amortization. The Company amortizes the cost of identified intangible assets on a straight-line basis over their expected economic lives. In accordance with ASC 360-10 – Property, Plant, and Equipment – Overall, the Company reviews intangible assets that have finite useful lives when an event occurs indicating the potential for earlier impairment. The Company measures impairment losses related to long-lived assets based on the amount by which the carrying amounts of these assets exceed their fair values. The Company measures fair value under ASC 360-10, which is generally based on the sum of the undiscounted future cash flows. The Company’s analysis is based on available information and on assumptions and projections it considers to be reasonable and supportable. The cash flow analysis considers the likelihood of possible outcomes and is based on the Company’s best estimate of projected future cash flows. If necessary, the Company performs subsequent calculations to measure the amount of the impairment loss based on the excess of the carrying value over the fair value of the impaired assets.
Product Warranties. The Company sells its products with a limited warranty. The Company provides for estimated warranty costs in relation to the recognition of the associated revenue. Factors affecting the Company’s product warranty liability include the number of units sold, historical and anticipated rates of claims and cost per claim. The Company periodically assesses the adequacy of its product warranty liability based on changes in these factors. At September 30, 2009 and 2008, the Company had an accrual for product warranties of $1.8 million and $1.6 million, respectively. These amounts are included in accrued expenses on the Company’s balance sheet.
Capitalized system development costs. System development costs incurred after establishing technological feasibility are capitalized as capitalized system development costs in accordance with ASC 985-20 — Software – Costs to Be Sold, Leased, or Otherwise Marketed. Costs that are capitalized are amortized to cost of goods sold beginning when the product is first released for sale to the general public. Amortization is at the greater of the amount computed using the ratio of current gross revenues for the product to the total of current and anticipated future gross revenues or the straight-line method over the estimated economic life of the product (two to five years). As of September 30, 2009 and 2008 there were no capitalized development costs. Research and development expenses are charged to expense as incurred. Such expenses include product development costs which have not met the capitalization criteria of ASC 985-20.
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
On October 1, 2007, the Company adopted ASC 740-10 – Income Tax. ASC 740-10 requires application of a “more-likely-than-not” threshold to the recognition and derecognition of uncertain tax positions.

Under ASC 740-10, once the-more-likely-than-not threshold is met, the amount of benefit to be recognized is the largest amount of tax benefit that is greater than 50 percent likely of being ultimately realized upon settlement. It further requires that a change in judgment related to the expected ultimate resolution of uncertain tax positions be recognized in earnings in the period of such a change. The impact of adopting ASC 740-10 on the Company’s consolidated financial statements was not material and no cumulative effect adjustment was recorded to the October 1, 2007 balance of accumulated deficit. In fiscal 2009, the Company recognized no tax benefit or liabilities for uncertainties related to prior and current year income tax positions, which were determined to be immaterial.
Stock-based Compensation. The Company accounts for share-based employee compensation plans under the provisions of ASC 718 – Compensation –Stock Compensation, which requires the measurement and recognition of compensation expense for all share-based payment awards to employees and directors based on estimated fair values. The Company estimates the fair value of options granted using the Black-Scholes option valuation model and the assumptions shown in Note 9 to the financial statements. The Company estimates the volatility of the common stock at the date of grant based on a historical volatility rate, consistent with ASC 718. The decision to use historical volatility was based upon the lack of traded common stock options. The expected term is estimated consistent with the simplified method, as identified in ASC 718-10 – Compensation – Stock Compensation - Overall, for share-based awards granted during fiscal 2009 and 2008. The simplified method calculates the expected term as the average of the vesting and contractual terms of the award. The risk-free interest rate assumption is based on observed interest rates appropriate for the term of the options. The Company uses historical data to estimate pre-vesting option forfeitures and records share-based compensation expense only for those awards that are expected to vest. The fair value of options are amortized over the vesting period of the awards utilizing a straight-line method.
Operating Results
We operate as one business segment and believe the information presented in our Management’s Discussion and Analysis of Financial Condition and Results of Operations provides an understanding of our business, operations and financial condition. The following table sets forth detail related to revenue, cost of goods sold, and gross margins:

	For the Twelve Months Ended
	September 30,
	2009	2008
Software
Revenue	$34,776	$23,794
Cost of goods sold	9,582	7,245

Gross margin	$25,194	$16,549
Gross margin %	72.4%	69.6%

Systems
Revenue	$25,215	$25,681
Cost of goods sold	22,871	19,556

Gross margin	$2,344	$6,125
Gross margin %	9.3%	23.9%

Services
Revenue	$5,334	$4,251
Cost of goods sold	3,687	3,155

Gross margin	$1,647	$1,096
Gross margin %	30.9%	25.8%

Total
Revenue	$65,325	$53,726
Cost of goods sold	36,140	29,956

Gross margin	$29,185	$23,770
Gross margin %	44.7%	44.2%
Comparison of Fiscal 2009 operating results to Fiscal 2008
Revenue
Overall revenue increased 22 percent to $65.3 million for fiscal 2009 compared to $53.7 million for fiscal 2008. The organic revenue growth, which includes GeoLogic Solutions, Inc. revenue for the eight month period from the date of acquisition to September 30, 2008 and the comparable period in fiscal 2009, was 10 percent for fiscal 2009.
Software revenue, including monthly subscriptions from XATANET and monthly fees from MobileMax and OpCenter product lines, increased 46 percent to comprise 53 percent of total revenue for fiscal 2009 compared to 44 percent for fiscal 2008. This increase is due to subscription growth and increased average revenue per unit (ARPU). ARPU was positively impacted by increased subscription rates on renewal contracts and rate increases from add on applications.
Systems revenue, which includes hardware, warranty, repair, and activation revenue, decreased 2 percent to comprise 39 percent of total revenue for fiscal 2009 compared to 48 percent for fiscal 2008. This decline is due to a decrease in average sale prices, which were impacted by sluggish economic conditions. Total unit deployment remained relatively consistent year over year.
Services revenue, which includes training, implementation, installation, and professional service revenue, increased 25 percent and comprise 8 percent of total revenue for each of fiscal 2009 and fiscal 2008. The increase in service revenue is driven mostly by an increase in installation revenue as our service organization installed a greater percentage of units sold as compared to fiscal 2008.
Cost of Goods Sold and Gross Margin
Cost of software. Cost of software consists of communication, hosting costs, and direct personnel costs related to network and infrastructure support. Cost of software increased 32 percent for fiscal 2009 compared to fiscal 2008 supporting software revenue growth of 46 percent over the same period. As the end of fiscal 2009, total software subscriptions were over 73,000 compared to approximately 64,000 at the end of fiscal 2008. Software gross margin improved 3 percentage points for fiscal 2009 versus fiscal 2008. The margin improvement was the result of increased ARPU, reduction in communication costs and continued leverage of the cost structure.
Cost of systems. Cost of systems consists of the direct product costs, warranty costs, product repair costs, and direct personnel costs related to customer support. Cost of systems increased 17 percent to $22.9 million for fiscal 2009 compared to $19.6 million for fiscal 2008. Systems gross margins decreased 15 percentage points for fiscal 2009 versus fiscal 2008. Declining systems sales prices due to competitive pressures and increased warranty costs contributed to the decrease in gross margin.
Cost of services. Cost of services consists of third party vendor costs and direct costs related to service personnel. Cost of services increased 17 percent to $3.7 million for the fiscal 2009 compared to $3.2 million for fiscal 2008. Service gross margins improved 5 percentage points for fiscal 2009 versus fiscal 2008. This improvement was primarily the result of higher utilization of services personnel compared to the same periods of fiscal 2008.
Selling, General and Administrative Expenses
Selling, general and administrative expenses consist of employee salaries in our sales, client management and administration functions, sales commissions, marketing and promotional expenses, executive and administrative costs, and accounting and professional fees. Selling, general and administrative expenses were $24.2 million or 37 percent of revenue for fiscal 2009. Included in selling, general, and administrative costs for fiscal 2009 are non-comparable items of litigation settlement costs of $1.2 million and $1.4 million related to the additional cost structure of GeoLogic Solutions, Inc for the 5 month incremental period not included in fiscal 2008. Excluding these non-comparable items, selling, general, and administrative costs for fiscal 2009 remained relatively flat compared to $21.1 million or 39 percent of revenue for fiscal 2008. As a percentage of revenue these costs continue to decline as a result of leveraging this cost structure.
Research & Development Expenses
Research and development expenses consist of employee salaries and expenses related to development of software and systems. Research and development expenses were $5.5 million or 8 percent of revenue for fiscal 2009 compared to $5.0 million or 9 percent of revenue for fiscal 2008. Research and development expenses increased as we continue to invest in new functionality for the private and for-hire fleet customers.
Net Interest Expense
Net interest expense increased $0.5 million to $1.5 million in fiscal 2009, compared to net interest expense of $1.0 million in fiscal 2008. The increase in interest expense was due to borrowings of long-term debt related to the acquisition of GeoLogic Solutions, Inc.

Income Taxes
Income tax expense of $35,000, relating to alternative minimum tax and other minimum taxes in certain jurisdictions which could not be completely offset by previous net operating losses, was recorded in fiscal 2009. No income tax benefit or expense was recorded in fiscal 2008 as the result of operating losses. The Company does not have objectively verifiable positive evidence of future taxable income as prescribed by ASC 740- Income Tax. Accordingly, we concluded that a full valuation allowance was appropriate. Realization of deferred tax assets is dependent on future taxable income during the periods when deductible temporary differences and carryforwards are expected to be available to reduce taxable income. The amount of the net deferred tax asset considered realizable could be increased in the future if we return to profitability and actual future taxable income is higher than currently estimated. At September 30, 2009, we had federal net operating loss carryforwards of approximately $44.6 million.
The Company implemented the provisions of ASC 740 related to uncertain tax positions, effective October 1, 2007. The impact of the adoption on the Company’s consolidated financial statements was not material and no cumulative effect adjustment was recorded to the October 1, 2007 balance of accumulated deficit.
Net Loss to Common Shareholders
We incurred net losses to common shareholders of $2.8 million and $3.6 million for fiscal 2009 and 2008, respectively. Net loss to common shareholders for fiscal 2009 reflects preferred stock deemed dividends relating to the issuance of Series F Preferred Stock of $0.5 million. Fiscal 2009 and 2008 reflect preferred stock dividends and preferred stock deemed dividends of $0.2 million and $0.3 million, respectively, relating to Series B Preferred Stock.
Liquidity and Capital Resources
As of September 30, 2009, we held $3.4 million in cash and cash equivalents and had working capital, which is total current assets less total current liabilities, of $3.3 million. This compared to $8.9 million in cash and cash equivalents, and working capital of $8.1 million, as of September 30, 2008. The decrease in working capital is the result of paying down the line of credit by $7.7 million and other debt of $1.8 million during fiscal 2009.
Operating activities provided cash of $2.6 million during fiscal 2009 as the result of a reduction in net loss and improved leveraging of the overall working capital, while operating activities used cash of $1.1 million during fiscal 2008.
Cash used in investing activities of $1.4 million for fiscal 2009 for purchases of equipment and leasehold improvements.
The Company generated $1.2 million of free cash flow from operations (cash provided from operations less cash used in purchases of equipment and leasehold improvements) in fiscal 2009 compared to a negative free cash flow from operations of $4.3 million in fiscal 2008. This increase is the result of improved operating results and a reduced investment in working capital.
Cash used in financing activities of $6.7 million for fiscal 2009 included $2.9 million of proceeds from the issuance of preferred stock and a net payment on long-term debt of $9.5 million.
In connection with the financing of the acquisition of GeoLogic Solutions, Inc., the Company entered into a three-year secured credit facility with Silicon Valley Bank (“SVB”) consisting of a $10.0 million revolving line of credit bearing interest at a floating rate equal to 0.5% over SVB’s Prime Rate. The credit facility was secured by substantially all the assets of the Company. Interest was paid monthly in arrears, and the entire amount of any outstanding principal was to be due at maturity on January 30, 2011.

The credit agreement contained certain financial covenants which imposed a minimum level of net worth and fixed charge coverage ratio. The balance as of September 30, 2009 was $0.5 million and the available credit, subject to certain covenants and ratios, was $9.5 million. In October 2009, the Company paid the outstanding balance on the line of credit and subsequently canceled the facility with the SVB in December 2009.
Also in connection with the acquisition of GeoLogic Solutions, Inc., the Company entered into a four year secured credit facility consisting of an $8.0 million term loan with Partner’s for Growth II, L.P. (“PFG”) bearing interest at a fixed rate of 14.5%, subject to adjustment under various circumstances. Under the terms of the loan agreement, the Company complied with financial covenants specifying minimum levels of net worth and fixed charge coverage ratio. The loan was secured by substantially all the assets of the Company and was subordinate to the security interest of SVB. Interest was payable monthly, and the Company was to be required to make quarterly principal payments of $1.0 million beginning March 31, 2011 with the remainder of the unpaid principal due at maturity on January 31, 2012. In December 2009, the Company paid the outstanding balance of $8.0 million plus accrued interest and terminated the facility.
As of September 30, 2009, the Company was in compliance with all financial covenants related to the debt obligations.
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
Our Series B Preferred Stock prohibits payment of dividends to the holders of any other capital stock unless and until we have paid dividends accrued on the Series B Preferred Stock, which pays an annual cumulative dividend of 4 percent of the original issue price. At the option of the Series B Preferred Stock holders, such dividends are payable in additional shares of Preferred Stock or cash. In fiscal 2009 and 2008, we issued 78,000 and 75,000 shares, respectively, of Series B Preferred Stock for payment of accrued dividends. We are further restricted from dividend payments by our primary lender.
Subsequent Events
The Company was named as one of six defendants in a patent infringement lawsuit filed during 2009. In December 2009, the Company reached a settlement agreement with the plaintiff that will dismiss the Company from the lawsuit and provide the Company a fully paid-up irrevocable and perpetual license to the patents at issue, in exchange for cash compensation. The Company recognized $1.2 million in legal and settlement expenses during fiscal 2009 related to this matter.
On December 4, 2009, the Company acquired all of the outstanding stock of Turnpike Global Technologies, Inc. and Turnpike Global Technologies LLC (combined “Turnpike”) for a total purchase price consisting of $10.0 million in cash and 833,333 shares of common stock of the Company. The issuance of common shares is contingent on the approval by the shareholders at the Annual Meeting. Additionally, the Company has committed to pay out up to an additional 2,500,000 shares of common stock subject to shareholder approval and certain performance goals of the acquired entity over the next three anniversaries.
In connection with financing the acquisition of Turnpike, the Company issued convertible debt totaling $30.2 million. The convertible debt carries an interest rate of 14% per annum and the principal and interest are due on November 1, 2010. However, this convertible debt will be converted into 10,066,667 shares of preferred stock and 3,020,000 warrants to purchase common shares subject to shareholder approval at the Annual Meeting. The Company used proceeds of the convertible debt towards the purchase of Turnpike and to pay off the term loan with PFG of $8.0 million and the litigation settlement. The remaining proceeds will be utilized in working capital needs and future growth.
Off-Balance Sheet Arrangements
Not applicable
Recently Issued Accounting Pronouncements
Fair Value Measurements and Disclosures (ASC 820)
In September 2006, the FASB issued ASC 820 — Fair Value Measurements and Disclosures. ASC 820 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements but does not require any new fair value measurements. We adopted ASC 820 for all financial assets and liabilities recognized or disclosed at fair value in our consolidated financial statements on a recurring basis (at least annually). The adoption of ASC 820 for all financial assets and liabilities did not have a material impact on our financial statements. In February 2008, the Financial Accounting Standards Board delayed the effective date for non-financial assets and non-financial liabilities to fiscal years beginning after November 15, 2008, except for items that are measured at fair value in the financial statements on a recurring basis (at least annually). The adoption of ASC 820 for all non-financial assets and non-financial liabilities is not expected to have a material effect on the financial statements.
Business Combinations — Revised (ASC 805)
In December 2007, the FASB issued ASC 805 — Business Combinations. ASC 805 establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, including goodwill, the liabilities assumed and any non-controlling interest in the acquiree. ASC 805 also establishes disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This guidance is effective for fiscal years beginning after December 15, 2008. The impact of the adoption of ASC 805 will be on future acquisitions, including the December 4, 2009 acquisition of Turnpike. There will be no impact on our existing financial position and results of operations.
The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles
In June 2009, the FASB issued Accounting Standards Update (ASU) 2009-01, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting. The Codification will become the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. The ASU is effective for financial statements issued for interim and annual periods ending after September 15, 2009 and did not have a material impact on our financial statements.
Subsequent Events (ASC 855)
In May 2009, the FASB issued ASC 855 — Subsequent Events, to incorporate the accounting and disclosure requirements for subsequent events into U.S. generally accepted accounting principles. ASC 855 introduces new terminology, defines a date through which management must evaluate subsequent events, and lists the circumstances under which an entity must recognize and disclose events or transactions occurring after the balance-sheet date. The Company adopted ASC 855 as of June 30, 2009, which was the required effective date. The adoption of ASC 855 did not have a material impact on our financial statements.
Revenue Recognition (ASU 2009-13 and ASU 2009-14)
In October 2009, the FASB issued the following ASUs: ASU No. 2009-13 — Revenue Recognition (ASC Topic 605) — Multiple-Deliverable Revenue Arrangements, a consensus of the FASB Emerging Issues Task Force and ASU No. 2009-14 — Software (ASC Topic 985) — Certain Revenue Arrangements That Include Software Elements, a consensus of the FASB Emerging Issues Task Force.
ASU No. 2009-13: This guidance modifies the fair value requirements of ASC subtopic 605-25 - Revenue Recognition-Multiple Element Arrangements by allowing the use of the “best estimate of selling price” in addition to VSOE and VOE (now referred to as TPE standing for third-party evidence) for determining the selling price of a deliverable. A vendor is now required to use its best estimate of the selling price when VSOE or TPE of the selling price cannot be determined. In addition, the residual method of allocating arrangement consideration is no longer permitted.
ASU No. 2009-14: This guidance modifies the scope of ASC subtopic 965-605 — Software-Revenue Recognition to exclude from its requirements (a) non-software components of tangible products and (b) software components of tangible products that are sold, licensed, or leased with tangible products when the software components and non-software components of the tangible product function together to deliver the tangible product’s essential functionality.
These updates require expanded qualitative and quantitative disclosures and are effective for fiscal years beginning on or after June 15, 2010. However, companies may elect to adopt as early as interim periods ended September 30, 2009. These updates may be applied either prospectively from the beginning of the fiscal year for new or materially modified arrangements or retrospectively. The Company is currently evaluating the impact of adopting these updates on our consolidated financial statements.

Item 8. Financial Statements and Supplementary Data
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and
Shareholders of XATA Corporation
We have audited the accompanying consolidated balance sheets of XATA Corporation (a Minnesota corporation) (the “Company”) as of September 30, 2009 and 2008, and the related consolidated statements of operations, changes in shareholders’ equity and cash flows for the years then ended. Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of XATA Corporation as of September 30, 2009 and 2008, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Grant Thornton LLP
Minneapolis, Minnesota
December 18, 2009

XATA CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	September 30,	September 30,
	2009	2008
ASSETS
Current assets
Cash and cash equivalents	$3,440	$8,904
Accounts receivable, less allowances of $368 and $333	9,323	11,365
Inventories	4,104	2,735
Deferred product costs	2,060	1,474
Current portion of investment in sales-type leases	281	768
Prepaid expenses and other current assets	783	691
Total current assets	19,991	25,937

Equipment and leasehold improvements, net	3,980	3,925
Intangible assets, net	10,725	12,420
Goodwill	3,011	3,011
Deferred product costs, net of current portion	2,470	2,685
Investment in sales-type leases, net of current portion	29	310
Debt financing costs, net	458	708

Total assets	$40,664	$48,996

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Current portion of long-term obligations	$84	$1,845
Accounts payable	5,366	4,394
Accrued expenses	5,914	6,574
Deferred revenue	5,280	4,996

Total current liabilities	16,644	17,809

Long-term obligations, net of current portion	8,534	16,342
Deferred revenue, net of current portion	6,101	7,848
Other long-term liabilities	820	805

Total liabilities	32,099	42,804

Shareholders’ equity
Preferred stock, no par, 10,000 shares authorized:
Series B, 4% convertible, 2,250 shares designated; shares issued and outstanding: 2,004 at September 30, 2009 and 1,926 at September 30, 2008	4,790	5,181
Series C, convertible, 1,400 shares designated; 1,269 shares issued and outstanding at September 30, 2009 and September 30, 2008	4,426	4,845
Series D, convertible, 1,600 shares designated; 1,567 shares issued and outstanding at September 30, 2009 and September 30, 2008	5,279	5,937
Series F, convertible, 1,400 shares designated; 1,356 shares issued and outstanding at September 30, 2009	2,365	—
Common stock, par value $0.01 per share; 25,000 shares authorized; shares issued and outstanding: 8,789 at September 30, 2009 and 8,745 at September 30, 2008	88	87
Additional paid-in capital	32,536	28,234
Accumulated deficit	(40,919)	(38,092)

Total shareholders’ equity	8,565	6,192

Total liabilities and shareholders’ equity	$40,664	$48,996

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

XATA CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	For the Years Ended September 30,
	2009	2008
Revenue	$65,325	$53,726

Costs and expenses
Cost of goods sold	36,140	29,956
Selling, general and administrative	24,236	21,062
Research and development	5,507	5,032

Total costs and expenses	65,883	56,050

Operating loss	(558)	(2,324)
Interest income	112	404
Interest expense	(1,621)	(1,441)

Loss before income taxes	(2,067)	(3,361)
Income tax expense	(35)	—

Net loss	(2,102)	(3,361)

Preferred stock dividends	(200)	(192)
Preferred stock deemed dividends	(525)	(69)

Net loss to common shareholders	$(2,827)	$(3,622)

Net loss per common share — basic and diluted	$(0.33)	$(0.44)

Weighted average common and common share equivalents
Basic and diluted	8,551	8,326

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

XATA CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(in thousands)

	Series B		Series C		Series D		Series F				Additional
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at September 30, 2007	1,851	$4,921	1,269	$4,845	1,567	$5,937	—	$—	8,516	$85	$25,760	$(34,470)	$7,078

Common stock issued on exercise of options	—	—	—	—	—	—	—	—	15	—	44	—	44
Issuance of restricted shares of common stock	—	—	—	—	—	—	—	—	151	1	(1)	—	—
Stock based compensation	—	—	—	—	—	—	—	—	—	—	1,588	—	1,588
Forfeiture of restricted shares of common stock	—	—	—	—	—	—	—	—	(28)	—	—	—	—
Issuance of common stock and warrants	—	—	—	—	—	—	—	—	91	1	843	—	844
Preferred stock dividends	75	191	—	—	—	—	—	—	—	—	—	(192)	(1)
Preferred stock deemed dividends	—	69	—	—	—	—	—	—	—	—	—	(69)	—
Net loss	—	—	—	—	—	—	—	—	—	—	—	(3,361)	(3,361)

Balance at September 30, 2008	1,926	5,181	1,269	4,845	1,567	5,937	—	—	8,745	87	28,234	(38,092)	6,192

Issuance of restricted shares of common stock	—	—	—	—	—	—	—	—	48	1	(1)	—	—
Stock based compensation	—	—	—	—	—	—	—	—	—	—	1,613	—	1,613
Forfeiture of restricted shares of common stock	—	—	—	—	—	—	—	—	(4)	—	—	—	—
Issuance of preferred stock and warrants	—	—	—	—	—	—	1,356	2,365	—	—	500	—	2,865
Record the beneficial conversion feature	—	—	—	—	—	—	—	(484)	—	—	484	—	—
Preferred stock dividends	78	197	—	—	—	—	—	—	—	—	—	(200)	(3)
Preferred stock deemed dividends	—	41	—	—	—	—	—	484	—	—	—	(525)	—
Adjustment to reflect value of beneficial conversion feature	—	(629)	—	(419)	—	(658)	—	—	—	—	1,706	—	—
Net loss	—	—	—	—	—	—	—	—	—	—	—	(2,102)	(2,102)

Balance at September 30, 2009	2,004	$4,790	1,269	$4,426	1,567	$5,279	1,356	$2,365	8,789	$88	$32,536	$(40,919)	$8,565

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

XATA CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Years Ended September 30,
	2009	2008
Operating activities
Net loss	$(2,102)	$(3,361)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	3,017	2,426
Amortization of debt financing costs	250	167
Loss on disposal of long-lived assets	—	42
Stock based compensation	1,613	1,588
Changes in assets and liabilities, net of impact of acquisition:
Accounts receivable, net	2,042	(4,034)
Inventories	(1,368)	2,289
Deferred product costs	(372)	(1,609)
Prepaid expenses and other assets	(92)	(520)
Lease equipment receivable	769	746
Accounts payable	972	(1,946)
Accrued expenses	(649)	(148)
Deferred revenue	(1,463)	3,215

Net cash provided by (used in) operating activities	2,617	(1,145)

Investing activities
Purchase of equipment and leasehold improvements	(1,377)	(3,117)
Purchase of GeoLogic Solutions, Inc., net of cash acquired	—	(16,280)

Net cash used in investing activities	(1,377)	(19,397)

Financing activities
Borrowings on long-term obligations	18,077	19,224
Payments on long-term obligations	(27,646)	(3,167)
Payments on financing costs	—	(339)
Proceeds from issuance of preferred stock and warrants	2,865	—
Proceeds from options exercised	—	53

Net cash (used in) provided by financing activities	(6,704)	15,771

Decrease in cash and cash equivalents	(5,464)	(4,771)

Cash and cash equivalents
Beginning	8,904	13,675

Ending	$3,440	$8,904

Supplemental disclosures of cash flow information
Cash payments for interest	$1,513	$1,035

Supplemental schedule of noncash investing and financing activities
Preferred stock deemed dividends	$525	$69
Preferred stock dividends	$200	$192
Preferred stock dividends paid	$197	$191
Issuance of warrants in consideration for financing fees	—	$535
Issuance of sellers note	—	$1,750
Issuance of common stock related to purchase of GeoLogic Solutions, Inc.	—	$300
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
Revenue Recognition
The Company derives its revenue from sales of hardware, software and related services. The Company recognizes revenue in accordance with Accounting Standards Codification (ASC) 985-605 — Software — Revenue Recognition and ASC 605-10 — Revenue Recognition — Overall. Revenues are presented net of any taxes collected from customers and remitted to governmental authorities.
Software revenue is recognized under ASC 985-605 and ASC 605-10 when (i) persuasive evidence of an arrangement exists (for example a signed agreement or purchase order), (ii) delivery has occurred, as evidenced by shipping documents or customer acceptance, (iii) the fee is fixed or determinable and payable within twelve months, and (iv) collectability is probable and supported by credit checks or past payment history.
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
Agreements that do not meet the requirements described in ASC 985-605, results in the recognition of all revenue ratably over the term of the agreement.
Allowance for Doubtful Accounts
The Company grants credit to customers in the normal course of business. The majority of the Company’s accounts receivable and investment in sales-type leases receivable are due from companies with fleet trucking operations in a variety of industries. Credit is extended based on an evaluation of a customer’s financial condition and, generally, collateral is not required, although sales-type leases receivable are secured by a retained security interest in the leased equipment. Accounts receivable are typically due from customers within 30 days and are stated at amounts net of an allowance for doubtful accounts. Accounts outstanding longer than the contractual payment terms are considered past due. The Company determines the allowance for doubtful accounts by considering a number of factors, including the length of time trade receivables are past due, our previous loss history, the customer’s current ability to pay its obligation, and the condition of the general economy and the industry as a whole. The Company reserves for these accounts receivable by increasing bad debt expense when they are determined to be uncollectible. Payments subsequently received, or otherwise determined to be collectible, are treated as recoveries that reduce bad debt expense. The balance of the allowance accounts at September 30, 2009 and 2008 was $0.4 million and $0.3 million, respectively.
Segment Reporting
The Company operates as a single reportable segment. The Company will evaluate additional segment disclosure requirements as it expands its operations or experiences changes in its business.
The Company had no significant revenues from customers outside of the United States in fiscal 2009 and 2008, and had no significant long-lived assets deployed outside the United States at September 30, 2009 and 2008.
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
Basis of Presentation
Certain amounts from the prior year’s financial statements have been reclassified to conform to the current year presentation. These reclassifications resulted from a detailed review by management of the operating expenses of the Company and involved moving certain internal salaries and IT related costs from selling, general and administrative expenses and research and development expenses to cost of goods sold and between operating expense categories. These reclassifications had no effect on net loss to common shareholders or shareholders’ equity. The reclassifications are shown below (in thousands):

	As Previously		As Currently
	Reported	Reclassification	Reported
For fiscal 2008:
Cost of goods sold	$28,246	$1,710	$29,956
Selling, general and administrative expenses	21,777	(715)	21,062
Research and development expenses	6,027	(995)	5,032
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
Fair Value of Financial Instruments
Fair Value Hierarchy
ASC 820 — Fair Value Measurement and Disclosures, establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Observable inputs are obtained from independent sources and can be validated by a third party, whereas unobservable inputs reflect assumptions regarding what a third party would use in pricing an asset or liability. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. ASC 820 establishes three levels of inputs that may be used to measure fair value:
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
The carrying amounts of the Company’s financial instruments, which include cash and cash equivalents, accounts receivable, sales-type lease receivables, accounts payable and debt obligations, approximate fair value. The fair value of cash and cash equivalents is approximated using level 1 inputs. The fair value of accounts receivable, sales-type lease receivables, accounts payable, and debt obligations is approximated using level 3 inputs.
Inventories
Inventories consist of finished goods which are stated at the lower of cost or market. Cost is determined on the average cost method, which approximates the first-in, first-out method.

Investment in Sales-Type Leases
As the result of the acquisition of GeoLogic Solutions, Inc. on January 31, 2008, the Company acquired GeoLogic Solutions, Inc.’s investment in sales-type leases. The Company records the investment in sales-type leases at the present value of the future minimum lease payments. There is no guaranteed residual value associated with the leased devices. The receivables generally have terms of five years and are collateralized by a security interest in the related equipment. The Company records subscriber revenue on these leased devices as the ongoing service is provided over the term of the related lease agreement and recognizes interest income as the lease payments are billed to the customers. Future minimum lease payments to the Company under non-cancelable sales-type leases as of September 30, 2009 are as follows (in thousands):

Years ending September 30,
2010	$296
2011	42

Total minimum lease payments	338
Less: amount representing interest (at 11.71%)	(28)

Present value of net minimum sales-type lease payments	310
Less: current portion of investment in sales-type leases	(281)

Investment in sales-type leases, excluding current portion	$29

Interest income from sales-type leases was approximately $0.1 million for each of fiscal 2009 and for the eight-month period subsequent to the acquisition of GeoLogic Solutions, Inc. to September 30, 3008.
Debt Financing Costs
Debt financing costs are amortized to interest expense over the term of the related financing agreement on a straight-line basis, which approximates the effective interest method. The net carrying value of the debt financing costs is approximately $0.5 million and $0.7 million as of September 30, 2009 and 2008, respectively.
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

Equipment and leasehold improvements consist of (in thousands):

	September 30,	September 30,
	2009	2008
Office furniture and equipment	$4,984	$4,003
Engineering and manufacturing equipment	900	831
Leasehold improvements	2,650	2,473

	8,534	7,307
Less: accumulated depreciation	(4,554)	(3,382)

Equipment and leasehold improvements, net	$3,980	$3,925

Depreciation expense, included in selling, general and administrative expenses, was approximately $1.3 million for each of fiscal 2009 and 2008.
Capitalized System Development Costs
System development costs incurred after establishing technological feasibility are capitalized as capitalized system development costs in accordance with Statement of ASC 985-20 — Software — Costs to Be Sold, Leased, or Otherwise Marketed. Costs that are capitalized are amortized to cost of goods sold beginning when the product is first released for sale to the general public. Amortization is at the greater of the amount computed using the ratio of current gross revenues for the product to the total of current and anticipated future gross revenues or the straight-line method over the estimated economic life of the product (two to five years). As of September 30, 2009 and 2008 there were no capitalized development costs.
Product development costs that do not meet the capitalization criteria of ASC 985-20 are charged to research and development expense as incurred.
Long-Lived Assets
The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss would be recognized when the sum of the undiscounted future net cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount.
Goodwill and Intangible Assets
As of September 30, 2009, the Company had a goodwill balance of $3.0 million that resulted from the Company’s acquisition of GeoLogic Solutions, Inc. on January 31, 2008. The Company records goodwill when the purchase price of net tangible and intangible assets acquired exceeds their fair value. In accordance with ASC 350-20 — Intangibles — Goodwill and Others, the Company reviews goodwill for impairment at least annually, on the first day of the fourth quarter, or more frequently if an event occurs indicating the potential for impairment. Goodwill is not amortized, but instead tested for impairment at the reporting unit level. We have one reporting unit. The annual goodwill impairment test is a two-step process. First, we determine if the carrying value of our related reporting unit exceeds fair value, which would indicate that goodwill may be impaired. If we then determine that goodwill may be impaired, we compare the implied fair value of the goodwill to its carrying amount to determine if there is an impairment loss. The Company completed this review in the fourth quarter of fiscal 2009 and concluded that no impairment existed.

Intangible assets are carried at cost less accumulated amortization. The Company amortizes the cost of identified intangible assets on a straight-line basis over their expected economic lives. In accordance with ASC 360-10 — Property, Plant, and Equipment — Overall, the Company reviews intangible assets that have finite useful lives when an event occurs indicating the potential for earlier impairment. The Company measures impairment losses related to long-lived assets based on the amount by which the carrying amounts of these assets exceed their fair values. The Company measures fair value under ASC 360-10, which is generally based on the sum of the undiscounted future cash flows. The Company’s analysis is based on available information and on assumptions and projections it considers to be reasonable and supportable. The cash flow analysis considers the likelihood of possible outcomes and is based on the Company’s best estimate of projected future cash flows. If necessary, the Company performs subsequent calculations to measure the amount of the impairment loss based on the excess of the carrying value over the fair value of the impaired assets.
Based on the allocation of the purchase price for GeoLogic Solutions, Inc., intangible assets subject to amortization were as follows as of September 30, 2009 (in thousands):

	Weighted Average		Accumulated
	Life (years)	Cost	Amortization	Net
Acquired customer contracts	8	$13,500	$(2,812)	$10,688
Other intangibles	7	49	(12)	37

Total	8	$13,549	$(2,824)	$10,725

Intangible assets subject to amortization were as follows as of September 30, 2008 (in thousands):

	Weighted Average		Accumulated
	Life (years)	Cost	Amortization	Net
Acquired customer contracts	8	$13,500	$(1,125)	$12,375
Other intangibles	7	49	(4)	45

Total	8	$13,549	$(1,129)	$12,420

Amortization expense was approximately $1.7 million and $1.1 million for fiscal 2009 and 2008, respectively. Future amortization expense, as of September 30, 2009, is expected to be as follows (in thousands):

Years ending September 30,
2010	$1,695
2011	1,695
2012	1,695
2013	1,695
2014	1,695
Thereafter	2,250

Total expected amortization expense	$10,725

Product Warranties
The Company sells its products with a limited warranty. The Company provides for estimated warranty costs in relation to the recognition of the associated revenue. Factors affecting the Company’s product warranty liability include the number of units sold, historical and anticipated rates of claims and cost per claim. The Company periodically assesses the adequacy of its product warranty liability based on changes in these factors.
At September 30, 2009 and 2008, the Company had accruals for product warranties of approximately $1.8 million and $1.6 million, respectively. These amounts are included in accrued expenses on the Company’s balance sheet.
Shipping Costs
Shipping costs, which are classified as a component of cost of goods sold, were approximately $0.3 million and $0.5 million in fiscal 2009 and 2008, respectively. Customer billings related to shipping and handling fees are reported as revenue.
Advertising Costs
Advertising costs consist primarily of ad campaigns, catalog brochures, promotional items and trade show expenses and are expensed as incurred. Advertising costs, which are included in selling, general and administrative expenses, were approximately $0.9 million for each of fiscal 2009 and 2008.
Income taxes
The Company accounts for income taxes following the provisions of ASC 740-10 — Income Taxes - Overall. ASC 740-10 requires that deferred income taxes be recognized for the future tax consequences associated with differences between the tax basis of assets and liabilities and their financial reporting amounts at each year end, based on enacted tax laws and statutory rates applicable to the periods in which the differences are expected to affect taxable earnings. Valuation allowances are established by the Company when necessary to reduce deferred tax assets to the amount more likely than not to be realized. The effect of changes in tax rates is recognized in the period in which the rate change occurs.
Stock-Based Compensation
The Company accounts for share-based employee compensation plans under the provisions of ASC 718 — Compensation — Stock Compensation, which requires the measurement and recognition of compensation expense for all share-based payment awards to employees and directors based on estimated fair values. The Company estimates the fair value of options granted using the Black-Scholes option valuation model and the assumptions shown in Note 9 to the financial statements. The Company estimates the volatility of the common stock at the date of grant based on a historical volatility rate, consistent with ASC 718. The decision to use historical volatility was based upon the lack of traded common stock options. The expected term is estimated consistent with the simplified method, as identified in ASC 718-10 — Compensation — Stock Compensation — Overall, for share-based awards granted during fiscal 2009 and 2008. The simplified method calculates the expected term as the average of the vesting and contractual terms of the award. The risk-free interest rate assumption is based on observed interest rates appropriate for the term of the options. The Company uses historical data to estimate pre-vesting option forfeitures and records share-based compensation expense only for those awards that are expected to vest. The fair value of options are amortized over the vesting period of the awards utilizing a straight-line method.

Major Customers
The Company had the following significant customers:

	Percentage of Revenue		Percentage of Ending Receivables
	For the Year Ended September 30,		At September 30,
	2009	2008	2009	2008
Customer A	13.7%	12.3%	19.6%	*
Customer B	14.1%	*	*	15.1%

*	Customer total was less than 10 percent of revenue or ending receivables.
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
Recently Issued Accounting Standards
Fair Value Measurements and Disclosures (ASC 820)
In September 2006, the FASB issued ASC 820 — Fair Value Measurements and Disclosures. ASC 820 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements but does not require any new fair value measurements. We adopted ASC 820 for all financial assets and liabilities recognized or disclosed at fair value in our consolidated financial statements on a recurring basis (at least annually). The adoption of ASC 820 for all financial assets and liabilities did not have a material impact on our financial statements. In February 2008, the Financial Accounting Standards Board delayed the effective date for non-financial assets and non-financial liabilities to fiscal years beginning after November 15, 2008, except for items that are measured at fair value in the financial statements on a recurring basis (at least annually). The adoption of ASC 820 for all non-financial assets and non-financial liabilities is not expected to have a material effect on the financial statements.
Business Combinations — Revised (ASC 805)
In December 2007, the FASB issued ASC 805 — Business Combinations. ASC 805 establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, including goodwill, the liabilities assumed and any non-controlling interest in the acquiree. ASC 805 also establishes disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This guidance is effective for fiscal years beginning after December 15, 2008. The impact of the adoption of ASC 805 will be on future acquisitions, including the December 4, 2009 acquisition of Turnpike. There will be no impact on our existing financial position and results of operations.

The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles
In June 2009, the FASB issued Accounting Standards Update (ASU) 2009-01, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting. The Codification will become the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. The ASU is effective for financial statements issued for interim and annual periods ending after September 15, 2009 and did not have a material impact on our financial statements.
Subsequent Events (ASC 855)
In May 2009, the FASB issued ASC 855 — Subsequent Events, to incorporate the accounting and disclosure requirements for subsequent events into U.S. generally accepted accounting principles. ASC 855 introduces new terminology, defines a date through which management must evaluate subsequent events, and lists the circumstances under which an entity must recognize and disclose events or transactions occurring after the balance-sheet date. The Company adopted ASC 855 as of June 30, 2009, which was the required effective date. The adoption of ASC 855 did not have a material impact on our financial statements.
Revenue Recognition (ASU 2009-13 and ASU 2009-14)
In October 2009, the FASB issued the following ASUs: ASU No. 2009-13, Revenue Recognition (ASC Topic 605) — Multiple-Deliverable Revenue Arrangements, a consensus of the FASB Emerging Issues Task Force and ASU No. 2009-14, Software (ASC Topic 985) — Certain Revenue Arrangements That Include Software Elements, a consensus of the FASB Emerging Issues Task Force.
ASU No. 2009-13: This guidance modifies the fair value requirements of ASC subtopic 605-25 Revenue Recognition-Multiple Element Arrangements by allowing the use of the “best estimate of selling price” in addition to VSOE and VOE (now referred to as TPE standing for third-party evidence) for determining the selling price of a deliverable. A vendor is now required to use its best estimate of the selling price when VSOE or TPE of the selling price cannot be determined. In addition, the residual method of allocating arrangement consideration is no longer permitted.
ASU No. 2009-14: This guidance modifies the scope of ASC subtopic 965-605 Software-Revenue Recognition to exclude from its requirements (a) non-software components of tangible products and (b) software components of tangible products that are sold, licensed, or leased with tangible products when the software components and non-software components of the tangible product function together to deliver the tangible product’s essential functionality.
These updates require expanded qualitative and quantitative disclosures and are effective for fiscal years beginning on or after June 15, 2010. However, companies may elect to adopt as early as interim periods ended September 30, 2009. These updates may be applied either prospectively from the beginning of the fiscal year for new or materially modified arrangements or retrospectively. The Company is currently evaluating the impact of adopting these updates on our consolidated financial statements.

Note 3. Revenue and Cost of Goods Sold Information
The Company operates and manages the business as one reportable segment. Factors used to identify the single operating segment include the financial information available for evaluation by the chief operating decision maker in making decisions about how to allocate resources and assess performance. For the years ended September 30, 2009 and 2008, the Company reported the following revenues and related cost of goods sold by type:

	For the Years Ended September 30,
	2009	2008
Revenue:
Software	$34,776	$23,794
Systems	25,215	25,681
Services	5,334	4,251

Total revenue	$65,325	$53,726

	For the Years Ended September 30,
	2009	2008
Cost of goods sold:
Software	$9,582	$7,245
Systems	22,871	19,556
Services	3,687	3,155

Total cost of goods sold	$36,140	$29,956

Software revenue includes monthly subscriptions from XATANET and monthly fees from MobileMax and OpCenter product lines. Systems revenue includes hardware, warranty, repair, and activation revenue. Services revenue includes training, implementation, installation, and professional service revenue.
Cost of software consists of communication, hosting costs, and direct personnel costs related to network and infrastructure support. Cost of systems consists of the direct product costs, warranty costs, product repair costs, and direct personnel costs related to customer support. Cost of services consists of third party vendor costs and direct costs related to service personnel.
Note 4. GeoLogic Solutions, Inc. Acquisition
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

Unaudited pro forma results of operations for the year ended September 30, 2008, as if the purchase had occurred at the beginning of the year are as follows (in thousands, except per share amounts):

Revenue	$60,679
Net loss to common shareholders	$(7,582)
Net loss per common share — basic and diluted	$(0.91)
Weighted average common and common share equivalents — basic and diluted	8,326
Pro forma adjustments relate to amortization of intangible assets, interest expense resulting from acquisition financing and certain other adjustments. The above unaudited pro forma consolidated results of operations are for comparative purposes only and are not necessarily indicative of results that would have occurred had the acquisition been consummated as of the beginning of the period presented, nor are they necessarily indicative of future results.
Note 5. Financing Arrangements
In connection with the financing of the acquisition of GeoLogic Solutions, Inc., the Company entered into a three-year secured credit facility with Silicon Valley Bank (“SVB”) consisting of a $10.0 million revolving line of credit bearing interest at a floating rate equal to 0.5% over SVB’s Prime Rate. The credit facility was secured by substantially all the assets of the Company. Interest was paid monthly in arrears, and the entire amount of any outstanding principal was to be due at maturity on January 30, 2011. The credit agreement contained certain financial covenants which imposed a minimum level of net worth and fixed charge coverage ratio. The balance outstanding was $0.5 million at September 30, 2009 and $8.2 million at September 30, 2008. In October 2009, the Company paid the outstanding balance on the line of credit and subsequently canceled the facility with the SVB.

Also in connection with the acquisition of GeoLogic Solutions, Inc., the Company entered into a four year secured credit facility consisting of an $8.0 million term loan with Partner’s for Growth II, L.P. (“PFG”) bearing interest at a fixed rate of 14.5%, subject to adjustment under various circumstances. Under the terms of the loan agreement, the Company complied with financial covenants specifying minimum levels of net worth and fixed charge coverage ratio. The loan was secured by substantially all the assets of the Company and was subordinate to the security interest of SVB. Interest was payable monthly, and the Company was to be required to make quarterly principal payments of $1.0 million beginning March 31, 2011 with the remainder of the unpaid principal due at maturity on January 31, 2012. The balance of $8.0 million was outstanding at September 30, 2009 and 2008. In December 2009, the Company paid the outstanding balance of $8.0 million plus accrued interest.
As of September 30, 2009, the Company was in compliance with all financial covenants related to the debt obligations.
In addition to the preceding sources of financing, the Company also issued $1.8 million of subordinated debt obligations to the seller (the “Seller Notes”) in conjunction with the acquisition of GeoLogic Solutions, Inc. The Seller Notes and related accrued interest were paid in full in February 2009.
Long- term obligations and notes payable consist of the following (in thousands):

	September 30,	September 30,
	2009	2008
Subordinated notes issued to seller	$—	$1,225
Subordinated convertible notes issued to seller	—	525

Total notes payable issued to seller	—	1,750
Senior secured revolving credit facility	500	8,223
Secured term loan	8,000	8,000
Capitalized leases	118	214

Total long-term obligations	8,618	18,187
Less current portion of long-term obligations	84	1,845

Total long-term obligations, net of current portion	$8,534	$16,342

The aggregate schedule of maturities of long-term obligations and notes payable subsequent to September 30, 2009 were as follows:

Years ending September 30,
2010	$84
2011	3,520
2012	5,014

Total	$8,618

Note 6. Net Loss Per Share
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
Potentially dilutive securities representing approximately 4.2 million shares of common stock outstanding at September 30, 2009 and 3.5 million shares of common stock outstanding as September 30, 2008 were excluded from the computation of diluted earnings per share because their effect would have been antidilutive.
Note 7. Income Taxes
The Company’s deferred tax assets and liabilities are as follows (amounts in thousands):

	September 30,
	2009	2008
Current deferred tax assets:
Inventory and warranty reserve	$838	$862
Accrued expenses, deferred revenue and other	2,733	2,615
Accounts receivable and sales reserve	136	123

	3,707	3,600

Non-current deferred tax assets:
Depreciation and amortization	949	907
Tax credit carryforwards	1,748	1,456
Net operating loss carryforwards	16,520	16,930
Identifiable intangible assets	(3,968)	(4,595)

	15,249	14,698

Total deferred tax asset	18,956	18,298
Less: valuation allowance	(18,956)	(18,298)

Net deferred tax asset	$—	$—

The Company periodically reviews the valuation allowance it has established on its deferred tax assets. Realization of deferred tax assets is dependent upon sufficient future taxable income during periods when deductible temporary differences and carryforwards are expected to be available to reduce taxable income. The Company has incurred net operating losses since inception, but has not reflected any benefit of such net operating loss carryforwards in the accompanying consolidated financial statements. Given the Company’s history of losses and the uncertainty of projecting future taxable income, the Company has provided a full valuation allowance against its deferred tax assets at September 30, 2009 and 2008. The amount of the net deferred tax asset considered realizable could be increased in the future if the Company returns to profitability and actual future taxable income is higher than currently estimated, and it becomes more likely than not that these amounts would be realized.

The Company’s income tax expense (benefit) differed from the statutory federal rate as follows (amounts in thousands):

	September 30,
	2009	2008
Statutory federal rate applied to loss
before income taxes	$(703)	$(1,143)
State income tax expense (benefit)	(23)	(81)
Stock based compensation	242	195
Other permanent differences	83	32
Change in valuation allowance	658	1,053
Research and development credit	(258)	(56)
Alternative minimum tax	25	—
Other	11	—

	$35	$—

Current	$35	$—
Deferred	—	—

	$35	$—

As of September 30, 2009, the Company had federal net operating loss carryforwards and tax credit carryforwards of approximately $44.6 million and $1.7 million, respectively, which begin to expire in 2010 through 2029. Approximately $31.1 million of net operating loss carryforwards were acquired with the acquisition of GeoLogic Solutions, Inc.; however, the usage of these net operating losses is limited in accordance with the provisions of Section 382 of the Internal Revenue Code. Accordingly, only approximately $20.1 million of the acquired net operating loss carryforwards are available for use and are included in the $44.6 million carryforward amount. The remaining $24.5 million of net operating loss carryforwards may be subject to annual use limitations in accordance with the same provisions. Included in the net operating loss carryforwards is approximately $291,000 related to stock options, which currently have a full valuation allowance, and if realized for financial statement purposes will not result in a reduction in income tax expense. Rather, the benefit will be recorded as an increase to additional paid-in capital.
The Company implemented the provisions of ASC 740 – Income Taxes related to uncertain tax positions, effective October 1, 2007. This interpretation clarifies the accounting for uncertainty in income taxes recognized in a Company’s financial statements and prescribes a recognition threshold and measurement criteria for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The impact of adopting ASC 740 on the Company’s consolidated financial statements was not material and no cumulative effect adjustment was recorded to the October 1, 2007 balance of accumulated deficit. In 2009, the Company recognized no tax benefit or liabilities for uncertainties related to prior and current year income tax positions, which were determined to be immaterial.
The Company currently has no income tax payable balance for unrecognized tax benefits, and accordingly, there is no interest or penalties recorded on the balance sheet for such items. However, as discussed above, the value of GeoLogic Solutions, Inc. net operating loss carryforwards have been reduced by $11.0 million based on limitations on their use pursuant to Section 382 of the Internal

Revenue Code. The Company is currently open to audit under the statute of limitations by the Internal Revenue Service and the appropriate state income taxing authorities from 1994 to 2008 due to the net operating loss carryforwards from those years.
Note 8. Commitments
Leases
The Company leases its offices, warehouse, and certain office equipment under noncancelable operating leases, which generally have escalating rentals over the term of the lease. The facility leases require that the Company pay a portion of the real estate taxes, maintenance, utilities and insurance.
Approximate future minimum rental commitments, excluding common area costs under these non-cancelable operating leases, are (in thousands):

Years ending September 30,
2010	$1,089
2011	748
2012	527
2013	540
2014	551
Thereafter	147

Total	$3,602

Rental expense, including common area costs, was approximately $1.6 million and $1.1 million for the fiscal years ended September 30, 2009 and 2008.
401(k) Plan
The Company has a 401(k) plan covering substantially all employees and is operated on a calendar year basis. The Plan provides for a Company matching contribution equal to 50 percent of an employee’s contribution for employee deferrals of up to 6 percent of their eligible compensation with immediate vesting. Matching contributions for the fiscal years ended September 30, 2009 and 2008 totaled $0.4 million and $0.3 million, respectively.
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

Series B
In December 2003, the Company’s Board of Directors authorized the sale of up to 1,700,000 shares of Series B Preferred Stock through a private placement. Pursuant to a Stock Purchase Agreement entered into in December 2003 with Trident Capital, Inc. and its affiliates (collectively, “Trident”) the Company sold 1,613,000 shares of Series B Preferred Stock for $4.1 million, or $2.54 per share. Each share of the Preferred Stock is convertible into one share of the Company’s common stock. The price per share of the Series B Preferred Stock and the conversion price for the common stock were equal to the “market value” of the common stock (as defined in the rules of the Nasdaq Stock Market) on the date of execution of the definitive agreements. The Series B Preferred Stock pays an annual cumulative dividend of 4 percent of the original issue price (payable semi-annually; payable in additional shares of Series B Preferred Stock or cash, at the option of the holders) and has a non-participating preferred liquidation right equal to the original issue price, plus accrued unpaid dividends. The Series B Preferred Stock provides that the Company cannot pay dividends to the holders of any other capital stock unless and until the Company has paid dividends accrued on the Series B Preferred Stock.
In fiscal 2009 and 2008 the Company issued 78,000 and 75,000 shares, respectively, of Series B Preferred Stock to Trident for payment of accrued dividends. Based on the market value of the Company’s common stock on the date of the dividend payment, the payment of the dividend in additional shares of Series B Preferred Stock resulted in a non-cash dividend of $0.2 million and $0.3 million in fiscal 2009 and 2008, respectively.
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
In connection with this transaction, the Company recognized a one-time, non-cash deemed dividend of $0.6 million relating to the beneficial conversion portion of the preferred stock. The beneficial conversion portion was determined by allocating the Trident proceeds on a fair value basis between the preferred stock and the warrants. The amount of the deemed dividend was the difference between the deemed fair value of the Series B Preferred Stock and the purchase price on the date of the transaction. The deemed dividend was recorded as an addition to preferred stock with a corresponding increase to accumulated deficit. The addition was recognized at the date of issuance of the preferred stock, the same date at which the shares were eligible for conversion.
On December 6, 2003, the placement agent for the Trident investment received as consideration a $0.3 million cash fee and 7-year warrants for purchase of an aggregate of 163,000 shares of Common Stock (130,000 shares at $2.54 per share and 33,000 shares at $3.17 per share). These warrants permit “cashless exercise” and provide the holders with piggyback registration rights.

Series C
In August 2005, the Company’s Board of Directors authorized the sale of up to 1,400,000 shares of Series C Preferred Stock through a private placement. Pursuant to a Stock Purchase Agreement entered into in September 2005 with Trident, the Company sold 1,269,000 shares of Series C Preferred Stock for $5.0 million, or $3.94 per share. Each share of the Series C Preferred Stock is convertible into one share of the Company’s common stock. The price per share of Series C Preferred Stock and the conversion price for the common stock are equal to the “market value” of the common stock (as defined in the rules of the Nasdaq Stock Market) on the date of execution of the definitive agreements. The Series C Preferred Stock does not pay a dividend, unless the Company declines to redeem the stock upon demand of the holders after an Acceleration Event (as defined in the Certificate of Designation of the Series C Preferred Stock). In that case, the Series C Preferred Stock pays an annual cumulative dividend of 4 percent of the original issue price (payable in cash). The Series C Preferred Stock has a non-participating liquidation right equal to the original issue price, plus accrued unpaid dividends which are senior to the Common Stock and junior to the Series B Preferred Stock. The Company may redeem the Series C Preferred Stock at its option after five (5) years from the date of issuance at the original issue price, plus accrued unpaid dividends, if the market value of the common stock is at least three (3) times the then effective conversion price for a specified period.
Additionally, the Company issued Trident 5-year warrants to purchase 375,000 shares of its common stock at an exercise price of $3.94 per share. The aggregate fair value of the warrants was $47,000. The warrants permit “cashless exercise.”
In connection with this transaction, the Company recognized a one-time, non-cash deemed dividend of $0.4 million relating to the beneficial conversion portion of the preferred stock. The beneficial conversion portion was determined by allocating the Trident proceeds on a fair value basis between the preferred stock and the warrants. The amount of the deemed dividend was the difference between the deemed fair value of the Series C Preferred Stock and the purchase price on the date of the transaction. The deemed dividend was recorded as an addition to preferred stock with a corresponding increase to accumulated deficit. The addition was recognized at the date of issuance of the preferred stock, the same date at which the shares were eligible for conversion.
No broker or placement agent was involved in the placement of the Series C Preferred Stock and no commissions or other compensation was paid.
Series D
In May 2007, the Company’s Board of Directors authorized the sale of up to 1,600,000 shares of Series D Preferred Stock through a private placement. Pursuant to a Stock Purchase Agreement entered into in June 2007 with Trident, the Company sold 1,567,000 shares of Series C Preferred Stock for $6.0 million, or $3.83 per share. Each share of the Series D Preferred Stock is convertible into one share of the Company’s common stock. The price per share of Series D Preferred Stock and the conversion price for the common stock are equal to the “market value” of the common stock (as defined in the rules of the Nasdaq Stock Market) on the date of execution of the definitive agreements. The Series D Preferred Stock does not pay a dividend, unless the Company declines to redeem the stock upon demand of the holders after an Acceleration Event (as defined in the Certificate of Designation of the Series D Preferred Stock). In that case, the Series D Preferred Stock pays an annual cumulative dividend of 4 percent of the original issue price (payable in cash). The Series D Preferred Stock has a non-participating liquidation right equal to the original issue price, plus accrued unpaid dividends which are senior to the Common Stock and junior to the Series B and Series C Preferred Stock. The Company may redeem the Series D Preferred Stock at its option after five (5) years from the date of issuance at the original issue price, plus accrued unpaid dividends, if the market value of the common stock is at least three (3) times the then effective conversion price for a specified period.
Additionally, the Company issued Trident 5-year warrants to purchase 470,000 shares of its common stock at an exercise price of $3.83 per share. The aggregate fair value of the warrants was $59,000. The warrants permit “cashless exercise.”
In connection with this transaction, the Company recognized a one-time, non-cash deemed dividend of $0.7 million relating to the beneficial conversion portion of the preferred stock. The beneficial conversion portion was determined by allocating the Trident proceeds on a fair value basis between the preferred stock and the warrants. The amount of the deemed dividend was the difference between the deemed fair value of the Series D Preferred Stock and the purchase price on the date of the transaction. The deemed dividend was recorded as an addition to preferred stock with a corresponding increase to accumulated deficit. The addition was recognized at the date of issuance of the preferred stock, the same date at which the shares were eligible for conversion.
No broker or placement agent was involved in the placement of the Series D Preferred Stock and no commissions or other compensation was paid.
Series E and Series F
In February 2009, the Company sold 1,355,857 shares of Series E Preferred Stock for $3.0 million, or $2.22 per share. Each share of the Series E Preferred Stock was converted into one share of the Series F Preferred Stock in April 2009 and the Certificate of Designation for the Series E Preferred Stock was cancelled. Each share of Series F Preferred Stock is convertible into one share of the Company’s common stock. The price per share of Series F Preferred Stock and the conversion price for the common stock are equal to the “market value” of the common stock (as defined in the rules of the Nasdaq Stock Market) on the date of execution of the definitive agreements. The Series F Preferred Stock does not pay a dividend, unless the Company declines to redeem the stock upon demand of the holders after an Acceleration Event (as defined in the Certificate of Designation of the Series F Preferred Stock). In that case, the Series F Preferred Stock pays a cumulative dividend of 4 percent of the original issue price per annum on each outstanding share of Series F Preferred Stock (payable in cash). The Series F Preferred Stock has a non-participating liquidation right equal to the original issue price, plus accrued unpaid dividends, which is senior to the Company’s common stock and the Series B, Series C, and Series D Preferred Stock. The Company may redeem the Series F Preferred Stock at its option after five years from the date of issuance at the original issue price, plus accrued unpaid dividends, if the market value of the common stock is at least three times the then effective conversion price for a specified period.
Additionally, the Company issued 7-year warrants to purchase 406,759 shares of its common stock at an exercise price of $2.22 per share. Also in connection with this transaction, the Company extended by two years the term of each common stock warrant issued on September 15, 2005 (in connection with the purchase of the Company’s Series C Preferred Stock) and June 19, 2007 (in connection with the purchase of the Company’s Series D Preferred Stock), so that such warrants are now exercisable until the seventh anniversary (instead of the fifth anniversary) of the original date of issuance. The aggregate fair value of the warrants was $0.5 million, of which $0.1 million related to the modification of the Series C and Series D warrants. The warrants permit “cashless exercise.”
In connection with this transaction, the Company recognized a one-time, non-cash deemed dividend of $0.5 million relating to the beneficial conversion portion of the preferred stock. The beneficial conversion portion was determined by allocating the proceeds on a fair value basis between the preferred stock and the warrants. The amount of the deemed dividend was the difference between the deemed fair value of the Series E Preferred Stock and the purchase price on the date of the transaction. The deemed dividend was recorded as an addition to preferred stock with a corresponding increase to accumulated deficit. The addition was recognized at the date of issuance of the Series E Preferred Stock, the same date at which such shares were eligible for conversion.
No broker or placement agent was involved in the placement of the preferred stock and warrants in this transaction and no commissions or other compensation was paid.
Stock Plans
In February 2007 the Company adopted the 2007 Long Term Incentive and Stock Option Plan (the 2007 Plan). The 2007 Plan permits the granting of “incentive stock options” meeting the requirements of Section 422 of the Internal Revenue Code of 1986, as amended, and nonqualified options that do not meet the requirements of Section 422. Stock appreciation rights, restricted stock awards, and restricted stock units may also be granted under the 2007 Plan. A total of 500,000 shares of the Company’s common stock were originally reserved for issuance pursuant to equity awards under the 2007 Plan. Subsequently, 1,000,000 shares were approved for addition to the 2007 Plan at the 2009 Annual Shareholders Meeting. The 2007 Plan has an evergreen provision in which the maximum number of shares that may be issued under the 2007 Plan shall be cumulatively increased on January 1, 2008 and on each January 1 thereafter for nine years by the lesser of (i) 500,000 Common Shares, (ii) 3% of the Company’s outstanding Common Shares, on an as-converted basis, as of the preceding December 31 and (iii) a number of Common Shares determined by the Board or Committee. The Company has 594,598 shares authorized and available for future equity awards as of September 30, 2009. Generally, the options that are granted under the 2007 Plan are exercisable for a period of ten years from the date of grant and vest over a period of up to three years from the date of grant.
The Company has three equity compensation plans: its 2001 Interim Incentive and Stock Option Plan, its 2002 Long-Term Incentive and Stock Option Plan and its 2007 Long-Term Incentive and Stock Option Plan, all of which have been approved by the shareholders of the Company. The 2001 Interim and 2002 Plans have terminated and no additional awards can be made under those Plans.
Stock Options
The following tables summarize information relating to stock option activity for fiscal 2009 and 2008 (in thousands, except per share amount):

		Weighted
		Average
	Shares	Exercise Price
Options outstanding at September 30, 2007	1,232	$5.01
Granted	323	3.05
Exercised	(15)	2.98
Cancelled	(301)	4.43

Options outstanding at September 30, 2008	1,239	4.66
Granted	732	2.18
Cancelled	(66)	4.15

Options outstanding at September 30, 2009	1,905	3.73

Information regarding options outstanding and exercisable at September 30, 2009 is as follows (in thousands, except per share amount):

	Options Outstanding			Options Exercisable
		Weighted			Weighted
		Average	Weighted		Average	Weighted
		Remaining	Average		Remaining	Average
Range of	Number	Contractual	Exercise	Number	Contractual	Exercise
exercise price	of Shares	Life (Years)	Price	of Shares	Life (Years)	Price
$2.00 - $2.99	883	9.1	$2.25	122	8.6	$2.75
$3.15 - $3.99	132	8.7	3.64	29	8.2	3.49
$4.33 - $4.98	35	6.9	4.64	30	6.8	4.70
$5.03 - $5.40	855	7.0	5.23	716	6.9	5.25

	1,905	8.1	3.73	897	7.2	4.83

There were no options exercised during fiscal year 2009. Total intrinsic value of stock options exercised during fiscal year 2008 was $3,000. The intrinsic value of outstanding options and options exercisable was $593,000 and $27,000, respectively, as of September 30, 2009.
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
The fair value of each option is estimated at the grant date using the Black-Scholes option-pricing model. The weighted average fair value at the date of grant and the assumptions used to determine such values are indicated in the following table (number of shares in thousands):

	For the Years Ended
	September 30,
	2009	2008
Number of shares granted	732	323
Fair value per share	$0.87	$0.81
Risk-free interest rate	2.29%	2.24%
Expected volatility	40.29%	30.88%
Expected life (in years)	5.73	3.70
Dividend yield	—	—
As of September 30, 2009, there was approximately $0.7 million of total unrecognized compensation costs related to stock option awards. The Company will recognize this cost over the remaining vesting periods of these options. The weighted average period over which the costs will be recognized is 1.5 years.

Restricted Stock Awards
The Company grants restricted shares of common stock as part of its long-term incentive compensation to employees. Fair market values of restricted stock awards are determined based on the closing market price on the date of grant. Restricted stock awards vest over one to three years and stock may be sold once vested. The Company also granted 15,000 and 15,625 shares of common stock to certain directors in fiscal 2009 and 2008, respectively. Restricted stock awards granted to directors vest immediately.
The following table summarizes information relating to restricted stock activity for fiscal 2009 and 2008 (in thousands, except per share amount):

		Weighted
	Number of	Average Grant
	Shares	Date Fair Value
Restricted stock outstanding at September 30, 2007	361	$5.22
Granted	151	3.04
Vested	(198)	4.94
Cancelled	(29)	4.08

Restricted stock outstanding at September 30, 2008	285	4.37
Granted	48	3.24
Vested	(173)	4.48
Cancelled	(4)	2.99

Restricted stock outstanding at September 30, 2009	156	3.93

The total fair value of shares vested during fiscal years 2009 and 2008 was $0.5 million and $0.7 million, respectively. The weighted average grant date fair value of restricted stock awards granted during fiscal years 2009 and 2008, respectively, was $3.24 and $3.04.
At September 30, 2009, there was approximately $0.4 million of total unrecognized compensation costs related to restricted stock awards. The Company will recognize this cost over the remaining vesting periods of these awards. The weighted average period over which the costs will be recognized is 1.5 years.
Restricted Stock Units
The Company currently grants restricted units of common stock as part of its long-term incentive compensation to employees. The fair value of restricted stock units is determined based on the closing market price of the Company’s stock on the date of grant. Restricted stock units vest over a period of three years for employees.
The following table summarizes information relating to restricted stock unit activity for fiscal 2009 (number of units in thousands):

		Weighted
	Number of	Average Grant
	Shares	Date Fair Value
Restricted stock outstanding at September 30, 2008	—	—
Granted	241	$2.00

Restricted stock outstanding at September 30, 2009	241	2.00

At September 30, 2009, there was approximately $0.4 million of total unrecognized compensation costs related to restricted stock units. The Company will recognize this cost over the remaining vesting periods of these units. The weighted average period over which the costs will be recognized is 1.7 years.

Common stock warrants
The Company has issued warrants for the purchase of common stock to management, consultants and placement agents. Compensation expense associated with the warrants has not been material and has been recorded as expense at its fair value.
In fiscal 2009, the Company issued 407,000 warrants relating to the issuance of Series F Preferred Stock.In fiscal 2008, the Company issued 457,000 warrants relating to debt facilities utilized in connection with acquisition of GeoLogic Solutions, Inc. The fair value of these warrants on the date of issue was $0.5 million and $0.5 million, respectively.
The following tables summarize information relating to stock warrants (amounts in thousands, with the exception of per warrant amounts):

			Weighted
		Weighted	Average
	Number of	Average	Remaining
	Warrants	Exercise Price	Life (years)
Warrants outstanding at September 30, 2007	1,538	$5.22	2.9
Granted	457

Warrants outstanding at September 30, 2008	1,995	3.54	2.6
Granted	407
Cancelled	(461)

Warrants outstanding at September 30, 2009	1,941	3.34	4.0

Note 10. Legal Proceedings
XATA was named as one of six defendants in a lawsuit, filed in the United States District Court, Eastern District of Texas, Tyler Division (6:09-cv-00157-LED). The plaintiff, Innovative Global Solutions (“IGS”), has sued Turnpike Global Technologies, L.L.C., Cadec Global, Inc., General Electric, Trimble Navigation Ltd., Networkfleet, Inc. and XATA Corporation for infringement of certain patents and has requested that the court assess compensatory damages against each defendant and enjoin further infringing activities by the defendants. XATA has settled with the plaintiff and has received a fully paid license in exchange for payment of $1.0 million.
Note 11. Subsequent Events
The Company has evaluated all subsequent events through December 18, 2009, which represents the filing date of this Annual Report on Form 10-K with the Securities and Exchange Commission, to ensure that this Annual Report on Form 10-K includes appropriate disclosure of events both recognized in the financial statements as of September 30, 2009, and events which occurred subsequent to September 30, 2009 but were not recognized in the financial statements.
The Company was named as one of six defendants in a patent infringement lawsuit filed during 2009. In December 2009, the Company reached a settlement agreement with the plaintiff that will dismiss the Company from the lawsuit and provide the Company a fully paid-up irrevocable and perpetual license to the patents at issue, in exchange for cash compensation. The Company recognized $1.2 million in legal and settlement expenses during fiscal 2009 related to this matter.

On December 4, 2009, the Company acquired all of the outstanding stock of Turnpike Global Technologies, Inc. and Turnpike Global Technologies LLC (combined “Turnpike”) for a total purchase price consisting of $10.0 million in cash and 833,333 shares of common stock of the Company. The issuance of common shares is contingent on the approval by the shareholders at the Annual Meeting. Additionally,the Company has committed to pay out up to an additional 2,500,000 shares of common stock subject to shareholder approval and certain performance goals of the acquired entity over the next three anniversaries.
In connection with financing the acquisition of Turnpike, the Company issued convertible debt totaling $30.2 million. The convertible debt carries an interest rate of 14% per annum and the principal and interest are due on November 1, 2010. However, this convertible debt will be converted into 10,066,667 shares of preferred stock and 3,020,000 warrants to purchase common shares subject to shareholder approval at the Annual Meeting. The Company used proceeds of the convertible debt towards the purchase of Turnpike and to pay off the term loan with PFG of $8.0 million and the litigation settlement. The remaining proceeds will be utilized in working capital needs and future growth.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure
Not applicable.
Item 9A. Controls and Procedures
Evaluation of disclosure controls and procedures. The Company’s Chief Executive Officer and Chief Financial Officer (collectively, the “Certifying Officers”) are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) for the Company. Based on an evaluation of such disclosure controls and procedures as of the end of the period covered by this report, such officers have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2009.
Management’s report on internal control over financial reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including the Certifying Officers, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of September 30, 2009.
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
Changes in internal controls over financial reporting. There have been no changes in the Company’s internal controls over financial reporting during its fourth fiscal quarter ended September 30, 2009, that have materially affected or are reasonably likely to materially affect such controls.
Item 9B. Other Information
Not applicable.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
The required information regarding our directors and executive officers and regarding compliance with Section 16(a) of the Exchange Act is incorporated by reference from our definitive proxy statement, including the information under the headings “Proposal 1 — Election of Directors”, “Executive Compensation — Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” for the Annual Meeting of Stockholders.
We have adopted a Code of Ethics (Code) applicable to our principal executive, financial and accounting officers. The Code is posted on our website at www.xata.com, and we will post on such website any amendment to, or waiver from, a provision of our Code within four business days following the date of such amendment or waiver.
Item 11. Executive Compensation
Information called for by this Item is incorporated by reference from our definitive proxy statement, including the information under the heading “Executive Compensation”, for the Annual Meeting of Stockholders.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information called for by this Item is incorporated by reference from our definitive proxy statement, including the information under the headings “Equity Compensation Plan Information” and “Principal Shareholders and Ownership of Management” for the Annual Meeting of Stockholders.
Item 13. Certain Relationships and Related Transactions, Director Independence
Information called for by this Item is incorporated by reference from our definitive proxy statement, including information under the headings “Certain Relationships and Related Party Transactions” and “Proposal 1 — Election of Directors” for the Annual Meeting of Stockholders.
Item 14. Principal Accountant Fees and Services
Information called for by this Item is incorporated by reference from our definitive proxy statement, including the information contained under the heading “Audit Committee Report — Principal Accountant”, for the Annual Meeting of Stockholders.
PART IV
Item 15. Exhibits and Financial Statement Schedules
(a) Documents Filed as Part of Form 10-K
1.	Financial Statements
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheet as of September 30, 2009 and 2008
Consolidated Statements of Operations for the years ended September 30, 2009 and 2008
Consolidated Statements of Changes in Shareholders’ Equity for the years ended September 30, 2009 and 2008
Consolidated Statements of Cash Flows for the years ended September 30, 2009 and 2008
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

XATA CORPORATION
Dated: December 18, 2009	By:	/s/ John J. Coughlan
John J. Coughlan, Chairman, Chief Executive Officer and
President (Principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Dated: December 18, 2009	By:	/s/ John J. Coughlan
John J. Coughlan, Chairman, Chief Executive Officer and
President

Dated: December 18, 2009	By:	/s/ Carl M. Fredericks
Carl M. Fredericks, Director

Dated: December 18, 2009	By:	/s/ Thomas G. Hudson
Thomas G. Hudson, Director

Dated: December 18, 2009	By:	/s/ Roger W. Kleppe
Roger W. Kleppe, Director

Dated: December 18, 2009	By:	/s/ Chad Lindbloom
Chad Lindbloom, Director

Dated: December 18, 2009	By:	/s/ Michael J. Paxton
Michael J. Paxton, Director

Dated: December 18, 2009	By:	/s/ Christopher P. Marshall
Christopher P. Marshall, Director

Dated: December 18, 2009	By:	/s/ Bharat S. Vedak
Bharat S. Vedak, Director

Dated: December 18, 2009	By:	/s/ Mark E. Ties
Mark E. Ties, Chief Financial Officer (Principal accounting
and financial officer)

Schedule II
XATA Corporation
Valuation and Qualifying Accounts
(in thousands)

	Balance at	Charged to	Charged to
	beginning of	costs and	other	Deductions	Balance at
Description	period	expenses	accounts (1)	(2)	end of period
Year ended September 30, 2008 deducted from assets accounts:
Accounts receivable allowance for bad debts	$130	$92	$638	$527	$333
Year ended September 30, 2009 deducted from assets accounts:
Accounts receivable allowance for bad debts	333	115	—	80	368

(1)	This amount represents allowance for bad debts established at the time of acquisition of GeoLogic Solutions, Inc.

(2)	Amounts recorded in fiscal 2008 include $511,000 for accounts reserved for at the time of acquisition from GeoLogic Solutions, Inc.

Exhibit
No.	Description of Exhibits
3.1	Second Restated Articles of Incorporation, as amended through April 17, 2009 (incorporated by reference to Exhibit 3.1 of the Company’s Report on Form 10-K filed with the SEC on December 17, 2008, and Exhibits 3.1, 3.2 and 3.3 of the Company’s Report on Form 8-K filed with the SEC on April 21, 2009).(28)

3.2	Restated Bylaws, as amended February 4, 2009 (22)

4.1	Common Stock Warrant and Series B Preferred Stock Purchase Agreement, dated December 6, 2003 (1)

4.2	Common Stock Warrant and Series C Preferred Stock Purchase Agreement, dated September 7, 2005 (2)

4.3	Common Stock Warrant and Series D Preferred Stock Purchase Agreement, dated June 18, 2007 (3)

4.4	Form of warrant issued to Trident entities in connection with Common Stock Warrant and Series B Preferred Stock Purchase Agreement (1)

4.5	Form of warrant issued to Cherry Tree Securities, LLC for its service as placement agent in connection with Common Stock Warrant and Series B Preferred Stock Purchase Agreement (1)

4.6	Form of warrant issued to Trident entities in connection with Common Stock Warrant and Series C Preferred Stock Purchase Agreement (2)

4.7	Form of warrant issued to Trident entities in connection with Common Stock Warrant and Series D Preferred Stock Purchase Agreement (3)

4.8	Investor Rights Agreement, dated June 19, 2007 (3)

4.9	Form of Senior Subordinated Convertible Notes issued on January 31, 2008, by XATA Corporation to each of Platinum Equity Capital Partners, L.P., Platinum Equity Capital Partners-A, L.P., Platinum Equity Capital Partners-PF, L.P. and Platinum Transportation Principals, LLC (24)

4.10	Common Stock Warrant, dated as of January 31, 2008, issued by XATA Corporation to Silicon Valley Bank (24)

4.11	Common Stock Warrant, dated as of January 31, 2008, issued by XATA Corporation to Partners for Growth II, L.P. (30)

4.12	Amended and Restated Investor Rights Agreement dated as of February 12, 2009 by and among the Company, Trident Capital Fund-V, L.P., Trident Capital Fund-V Affiliates Fund, L.P., Trident Capital Fund-V Affiliates Fund (Q), L.P., Trident Capital Fund-V Principals Fund, L.P. and Trident Capital Parallel Fund-V, C.V. (31)

4.13	Form of Warrant issued on February 12, 2009 to Trident Capital Fund-V, L.P., Trident Capital Fund-V Affiliates Fund, L.P., Trident Capital Fund-V Affiliates Fund (Q), L.P., Trident Capital Fund-V Principals Fund, L.P., Trident Capital Parallel Fund-V, C.V., GW 2001 Fund, L.P., Weber Capital Partners II, L.P. and certain members of the Company’s management (24)

9.0	Amended and Restated Voting Agreement, dated September 7, 2005 (2)

10.4	Trident Investor Indemnification Agreement (1)

10.5	Trident Director Indemnification Agreement (1)

10.6	Stock Purchase Agreement with JDSTG, dated August 30, 2000 (6)

Exhibit
No.	Description of Exhibits
10.7	Registration Rights Agreement with JDSTG dated August 30, 2000 (6)

10.8	Amendment No. 1, dated October 31, 2000, to Stock Purchase Agreement with JDSTG (7)

10.9	Side Agreement with JDSTG dated December 28, 2000 (8)

10.10	Loan and Security Agreement with Silicon Valley Bank, dated as of December 17, 2004 (9)

10.11	First Amendment to Loan and Security Agreement with Silicon Valley Bank, dated as of December 16, 2005 (10)

10.12	Employment Agreement dated October 1, 2000 with Thomas N. Flies (11)

10.13	Form of Warrant issued to directors as equity compensation (12)

10.14	2002 Long-Term Incentive and Stock Option Plan (22)

10.15	Form of Restricted Stock Award Agreement pursuant to 2002 Long-Term Incentive and Stock Option Plan (13)

10.16	Form of Directors’ Restricted Stock Award Agreement pursuant to 2002 Long-Term Incentive and Stock Option Plan (14)

10.17	2007 Long-term Incentive and Stock Option Plan (15)

10.18	Form of Stock Option Agreement for Directors pursuant to 2007 Long-term Incentive and Stock Option Plan (22)

10.19	Form of Stock Option Agreement for Employees pursuant to 2007 Long-term Incentive and Stock Option Plan (22)

10.20	Change of Control Agreement with Mark Ties (16)

10.21	Change of Control Agreement with Thomas Schlick (17)

10.22	Executive Employment Agreement with John J. Coughlan (18)

10.23	Incentive Stock Option Agreement with John J. Coughlan (18)

10.24	Restricted Stock Award Agreement with John J. Coughlan (18)

10.25	Matching Restricted Stock Award Agreement with John J. Coughlan (18)

10.26	Change of Control Agreement with David Gagne (19)

10.27	Non-Qualified Stock Option Agreement with David Gagne (19)

10.28	Matching Restricted Stock Award Agreement with David Gagne (19)

10.29	Separation and Release Agreement with Peter A. Thayer (19)

10.30	Business Agreement with Winland Electronics dated June 28, 2005 (20)

10.31	Reseller Agreement with Orbcomm, Inc. dated July 31, 2006 (20)

10.32	Second Amendment to Custom Service Agreement with Sprint Solutions, Inc. effective January 1, 2007 (20)

Exhibit
No.	Description of Exhibits
10.33	Stock Purchase Agreement, dated as of December 19, 2007, between XATA Corporation, GeoLogic Solutions, Inc., GeoLogic Management, Inc., Platinum Equity Capital Partners, L.P., Platinum Equity Capital Partners-A, L.P., Platinum Equity Capital Partners-PF, L.P. and Platinum Transportation Principals, LLC. (23)

10.34	First Amendment to Stock Purchase Agreement, dated as of January 31, 2008, between XATA Corporation, GeoLogic Solutions, Inc., GeoLogic Management, Inc., Platinum Equity Capital Partners, L.P., Platinum Equity Capital Partners-A, L.P., Platinum Equity Capital Partners-PF, L.P. and Platinum Transportation Principals, LLC. (24)

10.35	Loan and Security Agreement, dated as of January 31, 2008, between Silicon Valley Bank, XATA Corporation and GeoLogic Solutions, Inc. (24)

10.36	Loan and Security Agreement, dated as of January 31, 2008, between Partners for Growth II, L.P., XATA Corporation and GeoLogic Solutions, Inc. (24)

10.37	Separation Agreement, dated January 16, 2008, between XATA Corporation and Thomas L. Schlick (25)

10.38	Severance Agreement between Mark E. Ties and the Company dated May 8, 2008 (26)

10.39	Separation Agreement, dated March 1, 2007, between XATA Corporation and James Griffin (27)

10.40	Amendment to Separation Agreement, dated October 1, 2008, between XATA Corporation and James Griffin (27)

10.41	Second Amendment to Loan and Security Agreement dated November 20, 2008. (37)

10.42	First Amendment to PFG Loan and Security Agreement dated November 20, 2008. (38)

10.43	Severance Agreement between XATA Corporation and David Gagne dated May 7, 2009 (29)

10.44	Common Stock Warrant and Series E Preferred Stock Purchase Agreement dated as of February 12, 2009 by and among XATA Corporation, Trident Capital Fund-V, L.P., Trident Capital Fund-V Affiliates Fund, L.P., Trident Capital Fund-V Affiliates Fund (Q), L.P., Trident Capital Fund-V Principals Fund, L.P., Trident Capital Parallel Fund-V, C.V., Weber Capital Partners II, L.P., GW 2001 Fund, L.P. and certain members of the Company’s management (32)

10.45	Exchange Agreement dated February 12, 2009 by and among XATA Corporation, Trident Capital Fund-V, L.P., Trident Capital Fund-V Affiliates Fund, L.P., Trident Capital Fund-V Affiliates Fund (Q), L.P., Trident Capital Fund-V Principals Fund, L.P., Trident Capital Parallel Fund-V, C.V., Weber Capital Partners II, L.P., GW 2001 Fund, L.P. and certain members of the Company’s management (33)

10.46	Amendment, dated January 27, 2009, to certain promissory notes issued by the Company on January 31, 2008 to Platinum Equity Capital Partners, L.P., Platinum Equity Capital Partners-A, L.P., Platinum Equity Capital Partners-PF, L.P. and Platinum Transportation Principals, LLC (34)

10.47	2007 Long-term Incentive and Stock Option Plan, as amended effective February 4, 2009 (35)

10.48	Form of XATA Corporation Restricted Stock Unit Award Agreement (36)

23	Consent of Grant Thornton LLP, independent registered public accounting firm*

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

*	Filed herewith

Exhibit
No.	Description of Exhibits
(1)	Incorporated by reference to exhibit filed as part of Report on Form 8-K on December 9, 2003

(2)	Incorporated by reference to exhibit filed as part of Report on Form 8-K on September 22, 2005

(3)	Incorporated by reference to exhibit filed as part of Report on Form 8-K on June 22, 2007

(4)	Incorporated by reference to exhibit filed as a part of Report on Form 10-QSB for the fiscal quarter ended March 31, 1997

(5)	Incorporated by reference to exhibit filed as part of Report on Form 10-QSB for the fiscal quarter ended March 31, 2003

(6)	Incorporated by reference to exhibit filed as a part of Report on Form 8-K on September 7, 2000

(7)	Incorporated by reference to exhibit filed as a part of Report on Form 8-K on November 2, 2000

(8)	Incorporated by reference to exhibit filed as a part of Report on Form 10-KSB for the fiscal year ended September 30, 2000

(9)	Incorporated by reference to exhibit filed as part of Report on Form 10-KSB for the fiscal year ended September 30, 2004

(10)	Incorporated by reference to exhibit filed as part of Report on Form 10-KSB/A for the fiscal year ended September 30, 2005

(11)	Incorporated by reference to exhibit filed as part of Report on Form 10-QSB for the fiscal quarter ended December 31, 2000

(12)	Incorporated by reference to exhibit filed as part of Report on Form 10-KSB for the fiscal year ended September 30, 2002

(13)	Incorporated by reference to exhibit filed as part of Report on Form 10-KSB for the fiscal year ended September 30, 2004

(14)	Incorporated by reference to exhibit filed as part of Report on Form 8-K on March 1, 2006

(15)	Incorporated by reference to exhibit filed as part of Registration Statement on Form S-8 on February 15, 2007

(16)	Incorporated by reference to exhibit filed as part of Report on Form 8-K on April 12, 2005

(17)	Incorporated by reference to exhibit filed as part of Report on Form 8-K on April 11, 2006

(18)	Incorporated by reference to exhibit filed as part of Report on Form 8-K on October 4, 2006

(19)	Incorporated by reference to exhibit filed as part of Report on Form 8-K on January 8, 2007

(20)	Incorporated by reference to exhibit filed as part of Report on Form 10-KSB for the fiscal year ended September 30, 2006

(21)	Incorporated by reference to exhibit filed as part of Report on Form 8-K on July 9, 2007

(22)	Incorporated by reference to Exhibit 3.1 of the Company’s Report on Form 8-K filed with the SEC on February 10, 2009

(23)	Incorporated by reference to exhibit filed as part of Report on Form 8-K filed with the SEC on December 24, 2007

(24)	Incorporated by reference to exhibit filed as part of Report on Form 8-K filed with the SEC on February 6, 2008

Exhibit
No.	Description of Exhibits
(25)	Incorporated by reference to exhibit filed as part of Report on Form 8-K filed with the SEC on January 18, 2008

(26)	Incorporated by reference to exhibit filed as part of Report on Form 10-Q for the fiscal quarter ended June 30, 2008.

(27)	Incorporated by reference to exhibit filed as part of Report on Form 8-K filed with the SEC on October 7, 2008

(28)	Incorporated by reference to Exhibit 3.1 of the Company’s Report on Form 10-K filed with the SEC on December 17, 2008, and Exhibits 3.1, 3.2 and 3.3 of the Company’s Report on Form 8-K filed with the SEC on April 21, 2009

(29)	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on May 11, 2009

(30)	Incorporated by reference to Exhibit 4.1 of the Company’s Report on Form 8-K filed with the SEC on February 18, 2009

(31)	Incorporated by reference to Exhibit 4.2 of the Company’s Report on Form 8-K filed with the SEC on February 18, 2009

(32)	Incorporated by reference to Exhibit 10.1 of the Company’s Report on Form 8-K filed with the SEC on February 18, 2009

(33)	Incorporated by reference to Exhibit 10.2 of the Company’s Report on Form 8-K filed with the SEC on February 18, 2009

(34)	Incorporated by reference to exhibit filed as part of Report on Form 10-Q for the fiscal quarter ended March 31, 2009

(35)	Incorporated by reference to Appendix A to the Company’s Proxy Statement filed with the Securities and Exchange Commission on December 22, 2008

(36)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A filed with the SEC on December 10, 2009

(37)	Incorporated by reference to Exhibit 10.41 of the Company’s Report on Form 10-K filed with the SEC on December 17, 2008

(38)	Incorporated by reference to Exhibit 10.42 of the Company’s Report on Form 10-K filed with the SEC on December 17, 2008