Form 10-Q
period 2009-12-31
XATA CORP /MN/
filed 2010-02-16
CIK 854398

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended December 31, 2009
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
APPLICABLE ONLY TO CORPORATE ISSUERS
As of January 31, 2010, the following securities of the Registrant were outstanding: 8,786,883 shares of Common Stock, $.01 par value per share, 2,043,793 shares of Series B Preferred Stock, 1,269,036 shares of Series C Preferred Stock, 1,566,580 shares of Series D Preferred Stock and 1,355,857 shares of Series F Preferred Stock.

XATA Corporation
Index

PART I — FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements.
XATA CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	For the Three Months Ended
	December 31,
	2009	2008

Revenue	$17,523	$14,643

Costs and expenses
Cost of goods sold	9,692	7,595
Selling, general and administrative	6,150	5,901
Research and development	1,333	1,407
Acquisition related costs	779	—

Total costs and expenses	17,954	14,903

Operating loss	(431)	(260)
Interest expense on financing activities	(779)	—
Acquisition related interest and mark to market	(162)	—
Net interest and other expense	(276)	(412)

Loss before income taxes	(1,648)	(672)
Income tax expense	—	—

Net loss	(1,648)	(672)

Preferred stock dividends	(51)	(49)
Preferred stock deemed dividends	(14)	5

Net loss to common shareholders	$(1,713)	$(716)

Net loss per common share — basic and diluted	$(0.20)	$(0.08)

Weighted average common and common share equivalents
Basic and diluted	8,646	8,468

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

XATA CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	December 31,	September 30,
	2009	2009

ASSETS
Current assets
Cash and cash equivalents	$11,754	$3,440
Accounts receivable, less allowances of $522 and $368	12,119	9,323
Inventories	3,140	4,104
Deferred product costs	2,207	2,060
Prepaid expenses and other current assets	667	1,064

Total current assets	29,887	19,991

Equipment, leased equipment and leasehold improvements, net	5,261	3,980
Intangible assets, net	16,798	10,725
Goodwill	15,444	3,011
Deferred product costs, net of current portion	2,243	2,470
Other assets	113	487

Total assets	$69,746	$40,664

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Current portion of debt obligations	$36,572	$84
Accounts payable	4,655	5,366
Accrued expenses	5,518	5,914
Deferred revenue	5,223	5,280

Total current liabilities	51,968	16,644

Debt obligations, net of current portion	4,552	8,534
Deferred revenue, net of current portion	5,473	6,101
Other long-term liabilities	772	820

Total liabilities	62,765	32,099

Shareholders’ equity
Preferred stock, no par, 10,000 shares authorized:
Series B, 4% convertible, 2,250 shares designated; shares issued and outstanding: 2,044 at December 31, 2009 and 2,004 at September 30, 2009	4,906	4,790
Series C, convertible, 1,400 shares designated; 1,269 shares issued and outstanding at December 31, 2009 and September 30, 2009	4,426	4,426
Series D, convertible, 1,600 shares designated; 1,567 shares issued and outstanding at December 31, 2009 and September 30, 2009	5,279	5,279
Series F, convertible, 1,400 shares designated; 1,356 shares issued and outstanding at December 31, 2009 and September 30, 2009	2,365	2,365
Common stock, par value $0.01 per share; 25,000 shares authorized; shares issued and outstanding: 8,788 at December 31, 2009 and 8,789 at September 30, 2009	88	88
Additional paid-in capital	32,323	32,536
Accumulated deficit	(42,632)	(40,919)
Accumulated other comprehensive income	226	—

Total shareholders’ equity	6,981	8,565

Total liabilities and shareholders’ equity	$69,746	$40,664

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

XATA CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(in thousands)

												Accumulated
	Series B		Series C		Series D		Series F				Additional	Other
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Paid-In	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Total
Balance at September 30, 2008	1,926	$5,181	1,269	$4,845	1,567	$5,937	—	$—	8,745	$87	$28,234	$—	$(38,092)	$6,192

Issuance of restricted shares of common stock	—	—	—	—	—	—	—	—	48	1	(1)	—	—	—
Stock based compensation	—	—	—	—	—	—	—	—	—	—	1,613	—	—	1,613
Forfeiture of restricted shares of common stock	—	—	—	—	—	—	—	—	(4)	—	—	—	—	—
Issuance of preferred stock and warrants	—	—	—	—	—	—	1,356	2,365	—	—	500	—	—	2,865
Record the beneficial conversion feature	—	—	—	—	—	—	—	(484)	—	—	484	—	—	—
Preferred stock dividends	78	197	—	—	—	—	—	—	—	—	—	—	(200)	(3)
Preferred stock deemed dividends	—	41	—	—	—	—	—	484	—	—	—	—	(525)	—
Adjustment to reflect value of beneficial conversion feature	—	(629)	—	(419)	—	(658)	—	—	—	—	1,706	—	—	—
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(2,102)	(2,102)

Balance at September 30, 2009	2,004	4,790	1,269	4,426	1,567	5,279	1,356	2,365	8,789	88	32,536	—	(40,919)	8,565

Stock based compensation	—	—	—	—	—	—	—	—	—	—	287	—	—	287
Forfeiture of restricted shares of common stock	—	—	—	—	—	—	—	—	(1)	—	—	—	—	—
Cost related to issuance of convertible debt	—	—	—	—	—	—	—	—	—	—	(500)	—	—	(500)
Preferred stock dividends	40	102	—	—	—	—	—	—	—	—	—	—	(51)	51
Preferred stock deemed dividends	—	14	—	—	—	—	—	—	—	—	—	—	(14)	—
Comprehensive loss:
Foreign currency translation adjustment												226		226
Net loss													(1,648)	(1,648)

Total comprehensive loss														(1,422)

Balance at December 31, 2009	2,044	$4,906	1,269	$4,426	1,567	$5,279	1,356	$2,365	8,788	$88	$32,323	$226	$(42,632)	$6,981

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

XATA CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Three Months Ended
	December 31,
	2009	2008
Operating activities
Net loss	$(1,648)	$(672)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	935	733
Amortization of debt financing costs	458	63
Non-cash interest expense on convertible debt	313	—
Non-cash charges for issuance of equity securities related to the acquisition of Turnpike Global Technologies	162	—
Stock based compensation	287	343
Changes in assets and liabilities, net of impact of acquisition:
Accounts receivable, net	(1,941)	2,547
Inventories	964	(534)
Deferred product costs	80	(486)
Prepaid expenses and other assets	418	440
Accounts payable	(1,322)	(751)
Accrued expenses	(1,366)	(1,584)
Deferred revenue	(685)	308

Net cash (used in) provided by operating activities	(3,345)	407

Investing activities
Purchase of equipment and leasehold improvements	(381)	(157)
Acquisition of Turnpike Global Technologies, net of cash acquired	(9,451)	—

Net cash used in investing activities	(9,832)	(157)

Financing activities
Borrowings on long-term obligations	30,200	12,076
Payments on long-term obligations	(8,636)	(12,328)
Payments on financing costs	(75)	—

Net cash provided by (used in) financing activities	21,489	(252)

Effects of exchange rate on cash	2	—

Increase (decrease) in cash and cash equivalents	8,314	(2)

Cash and cash equivalents
Beginning	3,440	8,904

Ending	$11,754	$8,902

Supplemental disclosures of cash flow information
Cash payments for interest	$1,171	$398

Supplemental schedule of noncash investing and financing activities
Assets acquired under capital lease obligation	$10	$—
Preferred stock deemed dividends	$14	$(5)
Preferred stock dividends	$51	$17
Preferred stock dividends paid	$102	$98
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
In the opinion of management, the consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to fairly present the financial condition, results of operations, and cash flows for the periods presented. Results of operations for the periods presented are not necessarily indicative of results to be expected for any other interim period or for the full year. These consolidated financial statements should be read in conjunction with the Company’s financial statements and notes thereto in its Form 10-K for the year ended September 30, 2009 and Annual Report to Shareholders filed with the SEC.
Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries GeoLogic Solutions, Inc and Turnpike Global Technologies, Inc. and Turnpike Global Technologies LLC (combined “Turnpike”). All significant intercompany accounts and transactions have been eliminated in consolidation.
Revenue Recognition
The Company derives its revenue from sales or rental of hardware, software and related services. The Company recognizes revenue in accordance with Accounting Standards Codification (ASC) 985-605 — Software — Revenue Recognition, ASC 605-10 — Revenue Recognition — Overall, and ASC 605-25 — Revenue Recognition — Multiple Element Arrangements. Revenues are presented net of any taxes collected from customers and remitted to governmental authorities.
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
With regard to software arrangements involving multiple elements, the Company allocates revenue to the software and services elements based on the fair value of each element with the residual amount allocated to the systems revenue which is recognized upon delivery. The Company’s determination of fair value relating to the software and services elements in multiple-element arrangements is based on vendor-specific objective evidence (VSOE). The Company’s assessment of VSOE for each element is either the price charged when the same element is sold separately or the price established by management if that item is not yet sold separately. The Company has analyzed all of the elements included in its multiple-

element software arrangements and has determined that it has sufficient VSOE to allocate revenue to the services and software components of its arrangements. Accordingly, assuming all other revenue recognition criteria are met, revenue from the software component is recognized ratably over the applicable term.
With regards to arrangements involving multiple-elements that do not give customers the explicit contractual right to take possession of our software at any time during the hosting period, revenue is recognized in accordance with ASC 605-25. Under ASC 605-25, the hardware element must have stand alone value and the monthly service element must have objective and reliable evidence of the fair value. Revenue is allocated based on the fair value of each element as evidenced by vendor specific objective evidence. Such evidence consists primarily of pricing of multiple elements as if sold as separate products or services. When the fair value of any undelivered element included in a multiple-element arrangement cannot be objectively determined, revenue is deferred until all elements are delivered and/or services have been performed, or until we can objectively determine the fair value of all remaining undelivered elements.
Agreements that do not meet the requirements described in ASC 985-605 or ASC 605-25, results in the recognition of all revenue ratably over the term of the agreement.
Third-Party Reseller Agreements
The Company has contracted with various resellers in the US and Canada, collectively the “Resellers”, to allow for them to sell the RouteTracker application in combination with their own communication services. The customer contracts directly with the Resellers for the communication services and RouteTracker application. The customer is billed by and remits all payments to the Resellers. The Resellers then remit a set portion of revenues collected that relate to the RouteTracker application to the Company and retains the remainder as their own revenue. In accordance with ASC 605-45 — Revenue Recognition — Principal Agent Considerations, the Company records the revenue received from the resellers net of the amounts retained by the resellers.
Allowance for Doubtful Accounts
The Company grants credit to customers in the normal course of business. The majority of the Company’s accounts receivable and investment in sales-type leases receivable are due from companies with fleet trucking operations in a variety of industries. Credit is extended based on an evaluation of a customer’s financial condition and, generally, collateral is not required, although sales-type leases receivable are secured by a retained security interest in the leased equipment. Accounts receivable are typically due from customers within 30 days and are stated at amounts net of an allowance for doubtful accounts. Accounts outstanding longer than the contractual payment terms are considered past due. The Company determines the allowance for doubtful accounts by considering a number of factors, including the length of time trade receivables are past due, our previous loss history, the customer’s current ability to pay its obligation, and the condition of the general economy and the industry as a whole. The Company reserves for these accounts receivable by increasing bad debt expense when they are determined to be uncollectible. Payments subsequently received, or otherwise determined to be collectible, are treated as recoveries that reduce bad debt expense. The balance of the allowance accounts at December 31, 2009 and September 30, 2009 was $0.5 million and $0.4 million, respectively.
Foreign Currency Translation
The financial statements with a functional currency other than the USD have been translated into USD using the current rate method. Assets and liabilities have been translated using the exchange rates at the balance sheet date. Income and expense amounts have been translated using the average exchange rates during the period. Translation gains or losses resulting from the changes in exchange rates have been reported as a component of accumulated other comprehensive income in the statements of changes in shareholders’ equity.
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
Basis of Presentation
Certain amounts from the prior year’s financial statements have been reclassified to conform to the presentation that was determined later in the prior year and reflected in the financial statements beginning with the second quarter of fiscal 2009. These reclassifications resulted from a detailed review by management of the operating expenses of the Company and involved moving certain internal salaries and IT related costs from selling, general and administrative expenses and research and development expenses to cost of sales and between operating expense categories. These reclassifications had no effect on net loss to common shareholders or shareholders’ equity. The reclassifications are shown below (in thousands):

	As Previously		As Currently
	Reported	Reclassification	Reported
For the three months ended December 31, 2008:
Cost of goods sold	$6,688	$907	$7,595
Selling, general and administrative expenses	6,931	(1,030)	5,901
Research and development expenses	1,284	123	1,407
Subsequent Events
The Company has evaluated all subsequent events through February 16, 2010, which represents the filing date of this Quarterly Report on Form 10-Q with the Securities and Exchange Commission, to ensure that this Quarterly Report on Form 10-Q includes appropriate disclosure of events both recognized in the financial statements as of December 31, 2009, and events which occurred subsequent to December 31, 2009 but were not recognized in the financial statements.
Cash and Cash Equivalents
Cash and cash equivalents include highly liquid investments in overnight sweep and money market accounts. Cash and cash equivalents are in excess of Federal Deposit Insurance Corporation insurance limits.
Fair Value of Financial Instruments
Fair Value Hierarchy
ASC 820 — Fair Value Measurement and Disclosures, which the Company adopted for nonfinancial assets and liabilities as of October 1, 2009, establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Observable inputs are obtained from independent sources and can be validated by a third party, whereas unobservable inputs reflect assumptions regarding what a third party would use in pricing an asset or liability. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. ASC 820 establishes three levels of inputs that may be used to measure fair value:
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
The following tables set forth by level within the fair value hierarchy, our financial assets and liabilities that were accounted for at fair value on a recurring basis at December 31, 2009, according to the valuation techniques we used to determine their fair values.

	December 31,	Fair Value Measurements at Reporting Date Using
	2009	Level 1	Level 2	Level 3
Liabilities:
Contingent earn out	$6,451	$—	$—	$6,451
Common shares to be issued	2,485	2,485	—	—

Total	$8,936	$2,485	$—	$6,451

The carrying amounts of the Company’s financial instruments, which include cash and cash equivalents, accounts receivable, sales-type lease receivables, accounts payable, convertible debt and capital lease obligations, approximate fair value. The fair value of cash and cash equivalents is approximated using level 1 inputs. The fair value of accounts receivable, sales-type lease receivables, accounts payable, convertible debt and capital lease obligations is approximated using level 3 inputs.
Inventories
Inventories consist of finished goods which are stated at the lower of cost or market. Cost is determined on the average cost method, which approximates the first-in, first-out method.
Investment in Sales-Type Leases
The Company records the investment in sales-type leases at the present value of the future minimum lease payments. There is no guaranteed residual value associated with the leased devices. The receivables generally have terms of five years and are collateralized by a security interest in the related equipment. The Company records subscriber revenue on these leased devices as the ongoing service is provided over the term of the related lease agreement and recognizes interest income as the lease payments are billed to the customers. Future minimum lease payments to the Company under non-cancelable sales-type leases as of December 31, 2009 are as follows (in thousands):

Years ending September 30,
2010	$154
2011	42

Total minimum lease payments	196
Less: amount representing interest (at 11.71%)	(22)

Present value of net minimum sales-type lease payments	174
Less: current portion of investment in sales-type leases	(161)

Investment in sales-type leases, excluding current portion	$13

Interest income from sales-type leases was approximately $8,000 and $30,000 for the three months ended December 31, 2009 and 2008, respectively.
Debt Financing Costs
Debt financing costs are amortized to interest expense over the term of the related financing agreement on a straight-line basis, which approximates the effective interest method. The net carrying value of the debt financing costs was approximately $0.5 million as of September 30, 2009. In the first quarter of fiscal 2010, the Company paid the outstanding balance on its $8.0 million term loan and $0.5 million line of credit and charged the remaining balance of the related debt financing costs of $0.5 million to “Interest expense on financing activities” in the statement of operations.
Equipment, Leased Equipment and Leasehold Improvements
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
Equipment and leasehold improvements consist of (in thousands):

	December 31,	September 30,
	2009	2009
Office furniture and equipment	$4,687	$4,464
Leased equipment	1,799	520
Engineering and manufacturing equipment	903	900
Leasehold improvements	2,857	2,650

	10,246	8,534
Less: accumulated depreciation	(4,985)	(4,554)

Equipment and leasehold improvements, net	$5,261	$3,980

Depreciation expense was approximately $0.4 million and $0.3 million for the three months ended December 31, 2009 and 2008, respectively.

Capitalized Software Development Costs
System development costs incurred after establishing technological feasibility are capitalized as capitalized system development costs in accordance with Statement of ASC 985-20 — Software — Costs to Be Sold, Leased, or Otherwise Marketed. Costs that are capitalized are amortized to cost of goods sold beginning when the product is first released for sale to the general public. Amortization is at the greater of the amount computed using the ratio of current gross revenues for the product to the total of current and anticipated future gross revenues or the straight-line method over the estimated economic life of the product (two to five years). As of December 31, 2009 there was $0.1 million of capitalized development costs. At September 30, 2009 there were no capitalized development costs.
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
Goodwill
As of December 31, 2009, the Company had a goodwill balance of $15.4 million of which $3.0 million resulted from the Company’s acquisition of GeoLogic Solutions, Inc. on January 31, 2008 and preliminarily $12.3 million resulted from the Company’s acquisition of Turnpike on December 4, 2009. The Company records goodwill when the purchase price of net tangible and intangible assets acquired exceeds their fair value. In accordance with ASC 350-20 — Intangibles — Goodwill and Others, the Company reviews goodwill for impairment at least annually, on the first day of the fourth quarter, or more frequently if an event occurs indicating the potential for impairment. Goodwill is not amortized, but instead tested for impairment at the reporting unit level. We have one reporting unit. The annual goodwill impairment test is a two-step process. First, we determine if the carrying value of our related reporting unit exceeds fair value, which would indicate that goodwill may be impaired. If we then determine that goodwill may be impaired, we compare the implied fair value of the goodwill to its carrying amount to determine if there is an impairment loss. The Company completed this review in the fourth quarter of fiscal 2009 and concluded that no impairment existed.
The changes in the net carrying amount of goodwill for the three months ended December 31, 2009 are as follows:

Balance at September 30, 2009	$3,011
Goodwill from acquisition	12,301
Translation adjustment	132

Balance at December 31, 2009	$15,444

Intangible Assets
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
Based on the allocation of the purchase price for GeoLogic Solutions, Inc. and the preliminary allocation for Turnpike, intangible assets subject to amortization were as follows as of December 31, 2009 (in thousands):

	Weighted Average		Accumulated
	Life (years)	Cost	Amortization	Net

Acquired customer contracts	7.8	$14,917	$(3,253)	$11,664
Acquired technology	7.0	2,732	(33)	2,699
Reseller relationships	6.0	1,518	(21)	1,497
Trademark	10.0	911	(8)	903
Other intangibles	7.0	49	(14)	35

Total	7.7	$20,127	$(3,329)	$16,798

Amortization expense was $0.5 million and $0.4 million for the three months ended December 31, 2009 and 2008, respectively. Future amortization expense, as of December 31, 2009, is expected to be as follows (in thousands):

Years ending September 30,
2010	$1,999
2011	2,666
2012	2,666
2013	2,666
2014	2,666
Thereafter	4,135

Total expected amortization expense	$16,798

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
At December 31, 2009 and September 30, 2009, the Company had accruals for product warranties of approximately $1.7 million and $1.8 million, respectively. These amounts are included in accrued expenses on the Company’s balance sheet.

Shipping Costs
Shipping costs, which are classified as a component of cost of goods sold, were approximately $0.1 million for each of the three months ended December 31, 2009 and 2008. Customer billings related to shipping and handling fees are reported as systems revenue.
Advertising Costs
Advertising costs consist primarily of ad campaigns, catalog brochures, promotional items and trade show expenses and are expensed as incurred. Advertising costs, which are included in selling, general and administrative expenses, were approximately $0.3 million and $0.2 million for the three months ended December 31, 2009 and 2008, respectively.
Income taxes
The Company accounts for income taxes following the provisions of ASC 740-10 — Income Taxes — Overall. ASC 740-10 requires that deferred income taxes be recognized for the future tax consequences associated with differences between the tax basis of assets and liabilities and their financial reporting amounts at each year end, based on enacted tax laws and statutory rates applicable to the periods in which the differences are expected to affect taxable earnings. Valuation allowances are established by the Company when necessary to reduce deferred tax assets to the amount more likely than not to be realized. The effect of changes in tax rates is recognized in the period in which the rate change occurs.
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

Note 2. Revenue and Cost of Goods Sold Information
The Company operates and manages the business as one reportable segment. Factors used to identify the single operating segment include the financial information available for evaluation by the chief operating decision maker in making decisions about how to allocate resources and assess performance. For the three months ended December 31, 2009 and 2008, the Company reported the following revenues and related cost of goods sold by type:

	For the Three Months Ended
	December 31,
	2009	2008
Revenue:
Software	$10,236	$8,053
Systems	6,197	5,554
Services	1,090	1,036

Total revenue	$17,523	$14,643

	For the Three Months Ended
	December 31,
	2009	2008
Cost of goods sold:
Software	$2,639	$2,364
Systems	6,309	4,433
Services	744	798

Total cost of goods sold	$9,692	$7,595

Software revenue includes monthly subscriptions from XATANET and RouteTracker solutions, and monthly fees from MobileMax and OpCenter product lines. Systems revenue includes hardware, warranty, repair, and activation revenue. Services revenue includes training, implementation, installation, and professional service revenue.
Cost of software consists of communication, hosting costs, and direct personnel costs related to network and infrastructure support. Cost of systems consists of the direct product costs, warranty costs, product repair costs, and direct personnel costs related to customer support. Cost of services consists of third party vendor costs and direct costs related to service personnel.
Note 3. Turnpike Global Technologies, Inc. and Turnpike Global Technologies LLC Acquisition
On December 4, 2009, the Company acquired all of the outstanding equity of Turnpike for a total purchase price consisting of $10.0 million in cash and 833,333 shares of common stock of the Company. The issuance of common shares is contingent on the approval by the shareholders at the Annual Shareholder Meeting to be held on February 17, 2010. Additionally, the Company has committed to pay total earn-outs up to an additional 2,500,000 shares of common stock subject to shareholder approval at the Annual Shareholder Meeting and achievement by Turnpike of certain performance goals for 2010, 2011, and 2012 fiscal years. If shareholder approval for issuance of the shares is not obtained, the payments identified above will be payable in cash. The imputed interest on the common shares and the mark to market adjustment for the earn-outs has been shown as “Acquisition related interest and mark to market” on the statement of operations.

In connection with financing the acquisition of Turnpike, the Company issued convertible debt totaling $30.2 million. The convertible debt will be converted into 10,066,667 shares of Series G preferred stock and warrants to purchase 3,020,000 common shares (with an exercise price of $3.00 per share) subject to shareholder approval at the Annual Shareholder Meeting to be held on February 17, 2010. The convertible debt carries an interest rate of 14% per annum and the principal and interest are due on November 1, 2010, if not converted prior to such date. The Company used proceeds from the convertible debt towards the purchase of Turnpike, payment of transaction cost, to pay off the term loan with Partner’s for Growth II, L.P. (“PFG”) of $8.0 million and to pay a litigation settlement. The remaining proceeds will be utilized in working capital needs and future growth. The interest on the convertible debt has been included in “Interest expense on financing activities” on the statement of operations.
The components of the purchase price and the preliminary allocation to the assets and liabilities based on their estimated fair values at the date of acquisition are as follows (in thousands):

Cash		$10,000
Common stock of XATA (1)		2,477
Potential earn-out in additional common stock of XATA (2)		6,297

Total purchase price		$18,774

Cash	$548
Accounts receivable, less allowances for doubtful accounts	838
Prepaid expenses	4
Equipment and leasehold improvements, net	1,419
Accounts payable	(609)
Accrued expenses	(546)
Capital lease obligations	(1,681)

Net liabilities		(27)
Acquired customer contracts and other intangible assets, net (3)		6,500
Goodwill		12,301

Total		$18,774

(1)	Stock amount calculated using the fair market value on the date of acquisition based on the present value of the 833,333 shares of common stock at a stated value of $3.00.

(2)	Earn-out potential of an additional 833,333 shares of common stock after the end of each of the 2010, 2011, and 2012 fiscal years. The amount was calculated using the estimated fair market value on the date of acquisition based on stock price and estimated probability of earn-out target achievements.

(3)	Intangible assets:

	Fair Value	Est. Useful Life

Acquired customer contracts	$1,400	6 years
Acquired technology	2,700	7 years
Reseller relationships	1,500	6 years
Trademark	900	10 years

Total intangible assets	$6,500

The following unaudited pro forma results of operations are presented to illustrate the estimated effects of the Company’s equity raise and acquisition of Turnpike on the Company’s historical results of operations. The pro forma adjustments are based on the preliminary information available at the time of the preparation of this document. The unaudited pro forma consolidated results of operations are for comparative purposes only and are not necessarily indicative of results that would have occurred had the acquisition been consummated as of the beginning of the periods presented, nor are they necessarily indicative of future results.
Unaudited pro forma results of operations for the three months ended December 30, 2009 and 2008, as if the equity raise, debt pay offs, acquisition of Turnpike, shareholder approval, and conversion of the convertible debt and related beneficial conversion all occurred at the beginning of the periods indicated are as follows (in thousands, except per share amounts):

	For the Three Months Ended
	December 31,
	2009	2008
	(unaudited)	(unaudited)
Revenue	$19,178	$15,907
Net loss to common shareholders	$(3,222)	$(2,965)
Net loss per common share — basic and diluted	$(0.34)	$(0.32)
Weighted average common and common share equivalents — basic and diluted	9,479	9,301
Note 4. Stock-Based Compensation
In February 2007, the Company adopted the 2007 Long Term Incentive and Stock Option Plan (the 2007 Plan). The 2007 Plan permits the granting of “incentive stock options” meeting the requirements of Section 422 of the Internal Revenue Code of 1986, as amended, and nonqualified options that do not meet the requirements of Section 422. Stock appreciation rights, restricted stock awards, and restricted stock units may also be granted under the 2007 Plan. A total of 500,000 shares of the Company’s common stock were originally reserved for issuance pursuant to equity awards under the 2007 Plan. Subsequently, 1,000,000 shares were approved for addition to the 2007 Plan at the 2009 Annual Shareholders Meeting. The 2007 Plan has an evergreen provision in which the maximum number of shares that may be issued under the 2007 Plan shall be cumulatively increased on January 1, 2008 and on each January 1 thereafter for nine years by the lesser of (i) 500,000 Common Shares, (ii) 3% of the Company’s outstanding Common Shares, on an as-converted basis, as of the preceding December 31 and (iii) a number of Common Shares determined by the Board or Committee. The Company has 499,994 shares authorized and available for future equity awards as of December 31, 2009. Generally, the options that are granted under the 2007 Plan are exercisable for a period of ten years from the date of grant and vest over a period of up to three years from the date of grant.
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

The fair value of each option is estimated at the grant date using the Black-Scholes option-pricing model. The weighted average fair value at the date of grant and the assumptions used to determine such values are indicated in the following table (number of shares in thousands):

	For the Three Months Ended
	December 31,
	2009	2008
Number of shares granted	420	67
Fair value per share	$1.31	$0.97
Risk-free interest rate	3.05%	2.12%
Expected volatility	42.70%	30.60%
Expected life (in years)	6.00	3.50
Dividend yield	—	—
The Company estimates the volatility of the common stock at the date of grant based on a historical volatility rate, consistent with ASC 718. The decision to use historical volatility was based upon the lack of traded common stock options. The expected term is estimated consistent with the simplified method, as identified in ASC 718-10 — Compensation — Stock Compensation — Overall, for share-based awards granted during fiscal 2010 and 2009. The simplified method calculates the expected term as the average of the vesting and contractual terms of the award. The risk-free interest rate assumption is based on observed interest rates appropriate for the term of the options. The Company uses historical data to estimate pre-vesting option forfeitures and records share-based compensation expense only for those awards that are expected to vest. The fair value of options are amortized over the vesting period of the awards utilizing a straight-line method.
The following table summarizes information relating to stock option activity for fiscal 2009 and for the three month period ended December 31, 2009 (number of shares in thousands):

		Weighted
		Average
	Shares	Exercise Price
Options outstanding at September 30, 2008	1,239	$4.66
Granted	732	2.18
Cancelled:
Expired	(25)	3.99
Forfeited	(41)	4.24

Options outstanding at September 30, 2009	1,905	3.73
Granted	420	2.89
Cancelled:
Forfeited	(14)	3.65

Options outstanding at December 31, 2009	2,311	$3.58

There were no options exercised during the three months ended December 31, 2009 and 2008. The intrinsic value of stock options outstanding and stock options outstanding and exercisable as of December 31, 2009 was $573,000 and $26,000, respectively.

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
Information regarding options outstanding and exercisable at December 31, 2009 is as follows (number of shares in thousands):

	Options Outstanding			Options Exercisable
		Weighted			Weighted
		Average	Weighted		Average	Weighted
		Remaining	Average		Remaining	Average
Range of	Number	Contractual	Exercise	Number	Contractual	Exercise
exercise price	of Shares	Life (Years)	Price	of Shares	Life (Years)	Price
$2.00 - $2.99	1,300	9.2	$2.46	122	8.3	$2.75
$3.15 - $3.99	125	8.5	3.67	51	4.4	1.96
$4.33 - $4.98	35	6.6	4.64	30	6.5	4.70
$5.03 - $5.40	851	6.7	5.23	766	6.7	5.25

	2,311	8.2	3.58	969	6.8	4.75

As of December 31, 2009, there was approximately $1.1 million of total unrecognized compensation costs related to stock option awards. The Company will recognize this cost over the remaining vesting periods of these options. The weighted average period over which the costs will be recognized is 1.6 years.
Restricted Stock Awards
The Company grants restricted shares of common stock as part of its long-term incentive compensation to employees. Fair market values of restricted stock awards are determined based on the closing market price on the date of grant. Restricted stock awards vest over one to three years and stock may be sold once vested. The Company also granted 15,000 shares of common stock to certain directors in fiscal 2009. Restricted stock awards granted to directors vest immediately.
The following table summarizes information relating to restricted stock activity for fiscal 2009 and for the three month period ended December 31, 2009 (number of shares in thousands):

		Weighted
	Number of	Average Grant
	Shares	Date Fair Value
Restricted stock outstanding at September 30, 2008	285	$4.37
Granted	48	3.24
Vested	(173)	4.48
Forfeited	(4)	2.99

Restricted stock outstanding at September 30, 2009	156	3.93
Vested	(17)	4.38
Forfeited	(1)	2.99

Restricted stock outstanding at December 31, 2009	138	$3.88

The total fair value of shares vested during the three months ended December 31, 2009 and 2008 was $47,000 and $59,000, respectively. There were no restricted stock awards granted during the three months ended December 31, 2009. The weighted average grant date fair value of restricted stock awards granted during the three months ended December 31, 2008 was $3.80.
At December 31, 2009, there was approximately $0.3 million of total unrecognized compensation costs related to restricted stock awards. The Company will recognize this cost over the remaining vesting periods of these awards. The weighted average period over which the costs will be recognized is 1.3 years.
Restricted Stock Units
The Company currently grants restricted units of common stock as part of its long-term incentive compensation to employees. The fair value of restricted stock units is determined based on the closing market price of the Company’s stock on the date of grant. Restricted stock units vest over a period of three years for employees.
The following table summarizes information relating to restricted stock unit activity for fiscal 2009 and the three month period ended December 31, 2009 (number of units in thousands):

		Weighted
	Number of	Average Grant
	Shares	Date Fair Value
Restricted stock outstanding at September 30, 2008	—	$—
Granted	241	2.00

Restricted stock outstanding at September 30, 2009	241	2.00
Granted	140	2.89

Restricted stock outstanding at December 31, 2009	381	$2.33

At December 31, 2009, there was approximately $0.7 million of total unrecognized compensation costs related to restricted stock units. The Company will recognize this cost over the remaining vesting periods of these units. The weighted average period over which the costs will be recognized is 1.9 years.
Note 5. Commitments
Leases
The Company leases its offices, warehouse, and certain office equipment under noncancelable operating leases, which generally have escalating rentals over the term of the lease. The facility leases require that the Company pay a portion of the real estate taxes, maintenance, utilities and insurance.
Approximate future minimum rental commitments, excluding common area costs under these non-cancelable operating leases, as of December 31, 2009 are (in thousands):

Years ending September 30,
2010	$913
2011	830
2012	558
2013	545
2014	551
Thereafter	147

Total	$3,544

Rental expense, including common area costs, was approximately $0.4 million for each of the three months ended December 31, 2009 and 2008.
401(k) Plan
The Company has a 401(k) plan covering substantially all employees and the plan is operated on a calendar year basis. The Company provides an employer matching contribution equal to 50% of an employee’s contribution for employee deferrals of up to 6% of their compensation. Matching contributions were $0.1 million for each of the three months ended December 31, 2009 and 2008.
Note 6. Financing Arrangements
In connection with the financing of the acquisition of GeoLogic Solutions, Inc., the Company entered into a three-year secured credit facility with Silicon Valley Bank (“SVB”) consisting of a $10.0 million revolving line of credit bearing interest at a floating rate equal to 0.5% over SVB’s Prime Rate. The balance outstanding was $0.5 million at September 30, 2009. In October 2009, the Company paid the outstanding balance on the line of credit and subsequently cancelled the facility with the SVB.
Also in connection with the acquisition of GeoLogic Solutions, Inc., the Company entered into a four year secured credit facility consisting of an $8.0 million term loan with Partner’s for Growth II, L.P. (“PFG”) bearing interest at a fixed rate of 14.5%, subject to adjustment under various circumstances. The balance outstanding was $8.0 million at September 30, 2009. In December 2009, the Company paid the outstanding balance of $8.0 million plus accrued interest and cancelled the facility.
In connection with financing the acquisition of Turnpike in December 2009, the Company issued convertible debt totaling $30.2 million. The convertible debt will be converted into 10,066,667 shares of Series G preferred stock and warrants to purchase 3,020,000 common shares subject to shareholder approval at the Annual Shareholder Meeting to be held on February 17, 2010. The convertible debt carries an interest rate of 14% per annum and the principal and interest are due on November 1, 2010, if not converted prior to such date. The interest expense recorded for the three months ended was approximately $0.3 million. The Company used proceeds of the convertible debt towards the purchase of Turnpike, to pay off the term loan with PFG of $8.0 million and to pay a litigation settlement. The remaining proceeds will be utilized in working capital needs and future growth.
The Company acquired all of the outstanding equity of Turnpike for a total purchase price at closing consisting of $10.0 million in cash and 833,333 shares of common stock of the Company. The issuance of common shares is contingent on the approval by the shareholders at the Annual Shareholder Meeting. Additionally, the Company has committed to pay an earn out of up to an additional 2,500,000 shares of common stock subject to shareholder approval at the Annual Shareholder Meeting and achievement by Turnpike of certain performance goals for 2010, 2011, and 2012 fiscal years. Until shareholder approval is received at the Annual Shareholder Meeting, the fair value of the common shares and contingent earn out will be recorded as long term obligations of the Company. These items must be re-measured at their fair value at the end of each period. Charges for this re-measurement were approximately $0.2 million for the three months ended December 31, 2009.
Debt obligations consist of the following (in thousands):

	December 31,	September 30,
	2009	2009
Convertible debt	$30,513	$—
Contingent earn out	6,451	—
Common shares to be issued	2,485	—
Senior secured revolving credit facility	—	500
Secured term loan	—	8,000
Capitalized leases	1,675	118

Total debt obligations	41,124	8,618
Less current portion of debt obligations	36,572	84

Total debt obligations, net of current portion	$4,552	$8,534

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
For the three months ended December 31, 2009 and 2008, the Company issued 40,000 and 38,000 shares, respectively, of Series B Preferred Stock for payment of accrued dividends. Based on the market value of the Company’s common stock on the date of the dividend payment, the payment of the dividend in additional shares of Series B Preferred Stock resulted in a non-cash dividend of $0.1 million for each of the three months ended December 31, 2009 and 2008.
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
The following tables summarize information relating to stock warrants for fiscal 2009 and for the three month period ended December 31, 2009 (number of warrants in thousands):

			Weighted
		Weighted	Average
	Number of	Average	Remaining
	Warrants	Exercise Price	Life (years)
Warrants outstanding at September 30, 2008	1,995	$3.54	2.6
Granted	407
Cancelled	(461)

Warrants outstanding at September 30, 2009	1,941	3.34	4.0
Cancelled	(10)

Warrants outstanding at December 31, 2009	1,931	3.33	3.8

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
Potentially dilutive securities representing approximately 4.8 million shares of common stock outstanding at December 31, 2009 and 3.1 million shares of common stock outstanding as December 31, 2008 were excluded from the computation of diluted earnings per share because their effect would have been antidilutive.

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
Further information regarding these and other risks is included in “Risk Factors” in Part 1, Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2009, in this Form 10-Q and in our other filings we make with the SEC.
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
XATA provides fleet management solutions to the private fleet segment of the truck transportation industry through the XATANET solution.
With the acquisition of GeoLogic Solutions, Inc. in January of 2008, XATA expanded its solutions to include the MobileMax productline, which provides the commercial trucking industry with wireless asset management solutions in the for-hire segment of the over-the-road transportation sector.
In December 2009, XATA acquired Turnpike Global Technologies, a Personal Digital Assistant (PDA)-based fleet operations solution provider. Turnpike’s RouteTracker products allows XATA to continue its growth strategy by expanding the addressable market through low-cost options to include small and medium-size fleets in North America and key vertical markets, such as Less Than Truckload (LTL), and the automation of fuel tax reporting.

Over the past two decades, XATA has developed relationships with the nation’s largest fleets including CVS Pharmacy, Dean Foods, Sysco, US Foodservice, and xpedx to find and develop technologies that provide information about their fleets and transform that data into actionable intelligence. With the acquisition of Turnpike, XATA has relationships with additional customers such as FedEx Ground, Coca-Cola, UPS Supply Chain, and United Rental.
XATA pioneered innovations, such as learned standards and paperless driver logs. We engineer software that improves overall transportation operations and integrates fleet data with back-office billing, payroll and routing systems.
Technology, People, Processes
XATA takes a three-prong approach to meeting its customer’s fleet management needs:
•	Technology. XATA provides a total fleet management solution, including hardware, software and services through the following solutions:
•	XATANET, our web-based, on-demand scalable software, includes a variety of web-based enterprise applications. XATANET, provides critical real-time information about our customers’ fleets, allows for paperless driver logs and provides summary and granular reports on driver and vehicle performance. XATANET can also integrate with back-office applications, for a seamless flow of information, and our software works with a variety of in-cab communications devices.

•	MobileMax helps for-hire trucking companies track and manage nearly every aspect of their fleets’ activities to help control costs and increase ROI. The MobileMax solution features Multi-Mode communication capabilities that automatically switch between land-based and satellite communications to take advantage of the cost-savings and reliability of both terrestrial and satellite communication. MobileMax integrates with dispatching and routing applications for a seamless flow of information.

•	RouteTracker has been recognized as one of the first solutions to fully automate, from end-to-end, the fuel and mileage tax process required by the International Fuel Tax Agreement (IFTA). RouteTracker interacts with various handheld devices using Bluetooth as a wireless in-cab communication medium. The information collected by RouteTracker is made available to the end-user via web-based reporting.
•	People. With employee expertise in safety, fleet management and technology, XATA is able to provide consultation services to help organizations implement best practices for fleet productivity and develop specific customer hardware and reporting requirements.

•	Processes. All XATA processes are designed to make managing fleets easier. Drawing on hundreds of successful implementations with a wide variety of fleets from multibillion-dollar organizations to small, single owner operations, XATA carefully plans each phase of the implementation and follows well established methodologies. The process begins with assessing our customers’ objectives. Then, we develop a detailed implementation schedule that includes all aspects of the project, from implementation to conversion, integration, training and problem solving.

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
Revenue Recognition. The Company derives its revenue from sales and rentals of systems, software and related services. The Company recognizes revenue in accordance with Accounting Standards Codification (ASC) 985-605 — Software — Revenue and ASC 605-10 — Revenue Recognition — Overall.
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
Goodwill. As of December 31, 2009, the Company had a goodwill balance of $15.4 million of which $3.0 million resulted from the Company’s acquisition of GeoLogic Solutions, Inc. on January 31, 2008 and preliminarily $12.3 million resulted from the Company’s acquisition of Turnpike on December 4, 2009.

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
Product Warranties. The Company sells its products with a limited warranty. The Company provides for estimated warranty costs in relation to the recognition of the associated revenue. Factors affecting the Company’s product warranty liability include the number of units sold, historical and anticipated rates of claims and cost per claim. The Company periodically assesses the adequacy of its product warranty liability based on changes in these factors. At December 31, 2009 and September 30, 2009, the Company had accruals for product warranties of approximately $1.7 million and $1.8 million, respectively. These amounts are included in accrued expenses on the Company’s balance sheet.
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
On October 1, 2007, the Company adopted ASC 740-10 — Income Tax. ASC 740-10 requires application of a “more-likely-than-not” threshold to the recognition and derecognition of uncertain tax positions. Under ASC 740-10, once the-more-likely-than-not threshold is met, the amount of benefit to be recognized is the largest amount of tax benefit that is greater than 50 percent likely of being ultimately realized upon settlement. It further requires that a change in judgment related to the expected ultimate resolution of uncertain tax positions be recognized in earnings in the period of such a change. The impact of adopting ASC 740-10 on the Company’s consolidated financial statements was not material and no cumulative effect adjustment was recorded to the October 1, 2007 balance of accumulated deficit. In fiscal 2009, the Company recognized no tax benefit or liabilities for uncertainties related to prior and current year income tax positions, which were determined to be immaterial.

Results of Operations for the three months ended December 31, 2009 and 2008
The following table sets forth detail related to revenue, cost of goods sold, and gross margins:

	For the Three Months Ended
	December 31,
	2009	2008

Software
Revenue	$10,236	$8,053
Cost of goods sold	2,639	2,364

Gross margin	$7,597	$5,689
Gross margin %	74.2%	70.6%

Systems
Revenue	$6,197	$5,554
Cost of goods sold	6,309	4,433

Gross margin	$(112)	$1,121
Gross margin %	-1.8%	20.2%

Services
Revenue	$1,090	$1,036
Cost of goods sold	744	798

Gross margin	$346	$238
Gross margin %	31.7%	23.0%

Total
Revenue	$17,523	$14,643
Cost of goods sold	9,692	7,595

Gross margin	$7,831	$7,048
Gross margin %	44.7%	48.1%
Revenue
Overall revenue increased 20 percent to $17.5 million for the three months ended December 31, 2009 compared to $14.6 million for the same period in fiscal 2009. The organic revenue growth, which excludes Turnpike revenue for the one month period from the date of acquisition to December 31, 2009, was 15 percent for the three months ended December 31, 2009.
Software revenue, including monthly subscriptions from XATANET and RouteTracker solutions, and monthly fees from MobileMax and OpCenter product lines, increased 27 percent to comprise 59 percent of total revenue for the three months ended December 31, 2009 compared to 55 percent for the same period in fiscal 2009. Software revenue increase is due to subscription growth and through the launch of new functionality.
Systems revenue, which includes hardware, warranty, repair, and activation revenue, increased 12 percent to comprise 35 percent of total revenue for the three months ended December 31, 2009 compared to 38 percent for the same period in fiscal 2009. Systems revenue is impacted by an increase in new and existing customers purchasing upgraded color displays .
Services revenue, which includes training, implementation, installation, and professional service revenue, increased 5 percent and comprise 6 percent of total revenue for the three months ended December 31, 2009 compared to 7 percent for the same period in fiscal 2009. Services revenue increased due to an increase in professional services activity compared to fiscal 2009.
Cost of Goods Sold and Gross Margin
Cost of software. Cost of software consists of communication, hosting costs, depreciation of rental units, and direct personnel costs related to network and infrastructure support. Cost of software increased 12 percent for the three months ended December 31, 2009 compared to the same period in fiscal 2009 supporting software revenue growth of 27 percent over the same period. Software gross margin improved 4 percentage points for the three months ended December 31, 2009 compared to the same period in fiscal 2009. The margin improvement was driven by our ability to leverage our SaaS infrastructure as the number of software subscriptions increase and revenue growth through the launch of new functionality.
Cost of systems. Cost of systems consists of the direct product costs, warranty costs, product repair costs, and direct personnel costs related to customer support. Cost of systems increased 42 percent for the three months ended December 31, 2009 compared to the same period in fiscal 2009 supporting systems revenue growth of 12 percent over the same period. Systems gross margins decreased 22 percentage points for the three months ended December 31, 2009 compared to the same period in fiscal 2009. Cost were impacted by increased warranty costs and obsolete hardware components related to the transition to the Digi platform.
Cost of services. Cost of services consists of third party vendor costs and direct costs related to service personnel. Cost of services decreased 7 percent to $0.7 million for the three months ended December 31, 2009 compared to $0.8 million for the same period in fiscal 2009. Service gross margins improved 9 percentage points for the three months ended December 31, 2009 compared to the same period in fiscal 2009. This improvement was the result of increased professional service revenue combined with improved utilization of services personnel compared to the same period of fiscal 2009.
Selling, General and Administrative Expenses
Selling, general and administrative expenses consist of employee salaries in our executive, sales, client management and administration functions, sales commissions, marketing and promotional expenses, administrative and facilities costs, and professional fees. Selling, general and administrative expenses were $6.2 million or 35 percent of revenue for the three months ended December 31, 2009. Included in selling, general, and administrative expenses for the three months ended December 31, 2009 is a non-comparable item of $0.3 million related to the additional cost structure of Turnpike for the one month period not included in fiscal 2009. Excluding this non-comparable item, selling, general, and administrative costs for the three months ended December 31, 2009 remained relatively flat compared to $5.9 million or 40 percent of revenue for the comparable period in fiscal 2009. Continued leveraging of selling, general and administrative costs resulted in a 5 percentage point decrease in costs relative to revenue.
Research & Development Expenses
Research and development expenses consist of employee salaries and expenses related to development of software and systems. Research and development expenses were $1.3 million or 8 percent of revenue for the three months ended December 31, 2009 compared to $1.4 million or 10 percent of revenue for the comparable period in fiscal 2009. Research and development expenses remained flat as we continue to invest in improvements to our current solutions and future functionality.
Acquisition Related Costs
In connection with the acquisition of Turnpike, the Company incurred costs of approximately $0.8 million of direct out-of-pocket costs. In accordance with ASC 805 — Business Combinations, the Company expensed these costs as incurred as period costs. Prior to the adoption of ASC 850 on October 1, 2009, these costs would have been recognized as part of the acquisition investment.
Interest Expense on Financing Activities
In connection with financing the acquisition of Turnpike, the Company issued convertible debt totaling $30.2 million. The convertible debt will be converted into 10,066,667 shares of Series G preferred stock and warrants to purchase 3,020,000 common shares subject to shareholder approval at the Annual Shareholder Meeting to be held February 17, 2010. The convertible debt carries an interest rate of 14% per annum and the principal and interest are due on November 1, 2010, if not converted prior to such date. The non-cash interest expense recorded for the three months ended December 31, 2009 was approximately $0.3 million. Interest expense on financing activities for the three months ended December 31, 2009 was also impacted by the write off of the unamortized balance of prepaid financing fees of $0.5 million associated with the retirement of several debt facilities.
Acquisition Related Interest and Mark to Market Expense
As part of the purchase price of Turnpike, the Company agreed to issue 833,333 shares of common stock of the Company, contingent on the approval by the shareholders at the Annual Shareholder Meeting. Additionally, the Company has committed to pay an earn out of up to an additional 2,500,000 shares of common stock subject to shareholder approval at the Annual Shareholder Meeting and contingent on Turnpike achieving certain performance goals for 2010, 2011, and 2012 fiscal years. Until shareholder approval is received, the fair value of the common shares relating to the purchase price and contingent earn out common shares will be recorded as long term obligations of the Company. These earn-out obligation must be re-measured at their fair value at the end of each period. Charges for this re-measurement were approximately $0.2 million for the three months ended December 31, 2009.
Net Interest and Other Expense
Net interest and other expense decreased $0.1 million to $0.3 million for the three months ended December 31, 2009, compared to net interest expense of $0.4 million for the comparable period in fiscal 2009. This decrease was driven by the retirement of several debt facilities.
Income Taxes
No income tax benefit or expense was recorded for the three months ended December 31, 2009 and 2008 as the result of operating losses. The Company does not have objectively verifiable positive evidence of future taxable income as prescribed by ASC 740 — Income Tax. Accordingly, we concluded that a full valuation allowance was appropriate. Realization of deferred tax assets is dependent on future taxable income during the periods when deductible temporary differences and carryforwards are expected to be available to reduce taxable income. The amount of the net deferred tax asset considered realizable could be increased in the future if we return to profitability and actual future taxable income is higher than currently estimated. At September 30, 2009, we had federal net operating loss carryforwards of approximately $44.6 million.
The Company implemented the provisions of ASC 740 related to uncertain tax positions, effective October 1, 2007. The impact of the adoption on the Company’s consolidated financial statements was not material and no cumulative effect adjustment was recorded to the October 1, 2007 balance of accumulated deficit.
Net Loss to Common Shareholders
The Company incurred net losses to common shareholders of $2.0 million and $0.7 million for the three months ended December 31, 2009 and 2008, respectively. Net loss to common shareholders reflect preferred stock dividends and preferred stock deemed dividends of $65,000 and $44,000 for the three months ended December 31, 2009 and 2008, respectively.
Liquidity and Capital Resources
As of December 31, 2009, the Company held $11.8 million in cash and cash equivalents and had negative working capital, which is total current assets less total current liabilities, of $22.1 million. Working capital includes non-comparable items of $35.4 million of current portion of long-term obligations which will be converted to equity pending shareholder approval at the Annual Shareholders’ Meeting to be held February 17, 2010. At September 30, 2009, there was $3.4 million in cash and cash equivalents, and working capital of $3.3 million. Excluding non-comparable items, working capital increased by$10.0 million due to proceeds from the issuance of convertible debt net of amounts paid for the acquisition of Turnpike, patent litigation settlement, and pay off of two secured credit facilities relating to the acquisition of Geologic Solutions Inc.
Operating activities used cash of $3.3 million during the three months ended December 31, 2009, while operating activities provided cash of $0.4 million during the same period in fiscal 2009. The use of cash for operating activities increased compared to the same period in fiscal 2009 due to the payment of the patent litigation settlement, acquisition related costs, and an increase in accounts receivable and inventory.
Cash used in investing activities was $9.8 million for the three months ended December 31, 2009 as the result of the acquisition of Turnpike and planned fixed asset expenditures.
Cash provided by financing activities of $21.5 million for the three months ended December 31, 2009 included $30.1 million of proceeds from the convertible debt net of fees offset by the pay off of the Silicon Valley Bank (“SVB”) line of credit of $0.5 million and the Partner’s for Growth II, L.P. (“PFG”) term loan of $8.0 million.
In connection with the financing of the acquisition of GeoLogic Solutions, Inc., the Company entered into two secured credit facilities, a $10.0 million revolving line of credit with SVB and an $8.0 million term loan with PFG. The balances on these facilities as of September 30, 2009 was $0.5 million and $8.0 million, respectively. In the first quarter of fiscal 2010, the Company paid the outstanding balances on the facilities and subsequently terminated the facilities.
Pending shareholder approval in the second quarter of fiscal 2010, the convertible debt facility will be converted into equity in the form of Series G preferred stock. Provided that the approval is obtained at the Annual Shareholder Meeting for conversion of the convertible debt to Series G preferred stock, the Company would have in excess of $13.3 million in working capital and $1.2 million in current debt.

Subsequent to the conversion of the convertible debt, the Company believes our existing funds and vendor terms will provide adequate cash to fund operating needs for the foreseeable future. However, it may be necessary to obtain additional funding in order to execute our growth strategy.
Our Series B Preferred Stock prohibits payment of dividends to the holders of any other capital stock unless and until we have paid dividends accrued on the Series B Preferred Stock, which pays a cumulative dividend of 4% of the original issue price per annum (payable semi-annually) on each outstanding share of Series B Preferred Stock. At the option of the Series B Preferred Stock holders, such dividends are payable in additional shares of Series B Preferred Stock or cash. During the three months ended December 31, 2009 and 2008, we issued 40,000 and 38,000 shares, respectively, of Series B Preferred Stock for payment of accrued dividends.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures and Internal Control over Financial Reporting
On December 31, 2009, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Rule 13a-15(e)). In accordance with the Securities and Exchange Commission’s published guidance, the Company’s assessment of internal control over financial reporting excluded the December 4, 2009 acquisition of Turnpike, which represents approximately 3.7 percent of revenue for the three months ended December 31, 2009. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) accumulated and communicated to the Chief Executive Officer and Chief Financial Officer to allow timely decisions regarding required disclosure.
There were no changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Our existing control environment will incorporate Turnpike as we complete the integration of operational processes and procedures.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
XATA was named as one of six defendants in a lawsuit, filed in the United States District Court, Eastern District of Texas, Tyler Division (6:09-cv-00157-LED). The plaintiff, Innovative Global Solutions (“IGS”), has sued Turnpike Global Technologies, L.L.C., Cadec Global, Inc., General Electric, Trimble Navigation Ltd., Networkfleet, Inc. and XATA Corporation for infringement of certain patents and has requested that the court assess compensatory damages against each defendant and enjoin further infringing activities by the defendants. In December 2009, XATA settled with the plaintiff in exchange for payment of $1.0 million. Also in December 2009, as part of the acquisition of Turnpike by XATA, Turnpike settled with the plaintiff in exchange for payment of $0.5 million.
XATA and its wholly owned subsidiary, Geologic Solutions, Inc have been named as one of nine defendants in a lawsuit in the United States District Court, Western District of North Carolina, Asheville Division (1:09 cv 449). The plaintiffs alleges against XATA and Geologic that Geologic created an unsafe product that permitted drivers to send and/or receive text messages while the vehicle is in motion. The plaintiffs claim damages in a nonspecific amount, but exceeding $75,000. Discovery is proceeding and at the present time XATA is unable to estimate the legitimacy of the claims or the potential exposure if any.
Item 1A. Risk Factors.
In addition to the other information set forth in this report and our other SEC filings, you should carefully consider the factors discussed under “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended September 30, 2009, as updated by our subsequent SEC filings, which could have a material impact on our business, financial condition or results of operations. The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business, financial condition or results of operations.
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

Dated: February 16, 2010	XATA Corporation (Registrant)
	by:	/s/ Mark E. Ties
Mark E. Ties
Chief Financial Officer (Signing as Principal Financial and Accounting Officer, and as Authorized Signatory of Registrant)