Form 10-Q
period 2010-03-31
XATA CORP /MN/
filed 2010-05-07
CIK 854398

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2010 or

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
APPLICABLE ONLY TO CORPORATE ISSUERS
As of April 30, 2010, the following securities of the Registrant were outstanding: 9,814,799 shares of Common Stock, $.01 par value per share, 2,043,793 shares of Series B Preferred Stock, 1,269,036 shares of Series C Preferred Stock, 1,566,580 shares of Series D Preferred Stock, 1,355,857 of Series F Preferred Stock and 10,066,663 shares of Series G Preferred Stock.

XATA Corporation
Index

PART I — FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements.
XATA CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	For the Three Months Ended		For the Six Months Ended
	March 31,		March 31,
	2010	2009	2010	2009
Revenue	$18,104	$16,895	$35,628	$31,538

Costs and expenses
Cost of goods sold	9,065	9,263	18,757	16,858
Selling, general and administrative	6,925	5,752	13,075	11,653
Research and development	1,599	1,403	2,933	2,810
Acquisition related costs	58	—	837	—

Total costs and expenses	17,647	16,418	35,602	31,321

Operating income	457	477	26	217
Interest expense on financing activities	(579)	—	(1,358)	—
Acquisition related interest and mark to market	(192)	—	(354)	—
Net interest and other expense	(88)	(386)	(364)	(797)

(Loss) income before income taxes	(402)	91	(2,050)	(580)
Income tax expense	—	—	—	—

Net (loss) income	(402)	91	(2,050)	(580)

Preferred stock dividends	(52)	(50)	(103)	(99)
Preferred stock deemed dividends	(1,654)	(484)	(1,668)	(479)

Net loss to common shareholders	$(2,108)	$(443)	$(3,821)	$(1,158)

Net loss per common share — basic and diluted	$(0.23)	$(0.05)	$(0.43)	$(0.14)

Weighted average common and common share equivalents Basic and diluted	9,147	8,524	8,894	8,500

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

XATA CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	March 31,	September 30,
	2010	2009
ASSETS
Current assets
Cash and cash equivalents	$13,865	$3,440
Accounts receivable, less allowances of $547 at March 31, 2010 and $368 at September 30, 2009	10,698	9,323
Inventories	2,488	4,104
Deferred product costs	2,267	2,060
Prepaid expenses and other current assets	645	1,064

Total current assets	29,963	19,991

Equipment, leased equipment and leasehold improvements, net	5,379	3,980
Intangible assets, net	16,317	10,725
Goodwill	15,775	3,011
Deferred product costs, net of current portion	2,108	2,470
Other assets	248	487

Total assets	$69,790	$40,664

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Current portion of debt obligations	$1,077	$84
Accounts payable	5,238	5,366
Accrued expenses	4,841	5,914
Deferred revenue	5,012	5,280

Total current liabilities	16,168	16,644
Debt obligations, net of current portion	490	8,534
Deferred revenue, net of current portion	4,784	6,101
Other long-term liabilities	726	820

Total liabilities	22,168	32,099
Shareholders’ equity
Preferred stock, no par, 50,000 shares authorized:
Series B, 4% convertible, 2,250 shares designated; shares issued and outstanding: 2,044 at March 31, 2010 and 2,004 at September 30, 2009	4,906	4,790
Series C, convertible, 1,400 shares designated; shares issued and outstanding: 1,269 at March 31, 2010 and September 30, 2009	4,426	4,426
Series D, convertible, 1,600 shares designated; shares issued and outstanding: 1,567 at March 31, 2010 and September 30, 2009	5,279	5,279
Series F, convertible, 1,400 shares designated; shares issued and outstanding: 1,356 at March 31, 2010 and September 30, 2009	2,365	2,365
Series G, convertible, 10,100 shares designated; shares issued and outstanding: 10,067 at March 31, 2010	26,877	—
Common stock, par value $0.01 per share; 100,000 shares authorized; shares issued and outstanding: 9,813 at March 31, 2010 and 8,789 at September 30, 2009	98	88
Contingent common stock earn-out	6,452	—
Additional paid-in capital	41,172	32,536
Accumulated deficit	(44,740)	(40,919)
Accumulated other comprehensive income	787	—

Total shareholders’ equity	47,622	8,565

Total liabilities and shareholders’ equity	$69,790	$40,664

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(in thousands)

																Accumulated
	Series B		Series C		Series D		Series F		Series G				Contingent	Additional		Other
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Common Stock	Paid-In	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Earn-Out	Capital	Deficit	Income	Total
Balance at September 30, 2008	1,926	$5,181	1,269	$4,845	1,567	$5,937	—	$—	—	$—	8,745	$87	$—	$28,234	$(38,092)	$—	6,192 $

Issuance of restricted shares of common stock	—	—	—	—	—	—	—	—	—	—	48	1	—	(1)	—	—	—
Stock based compensation	—	—	—	—	—	—	—	—	—	—	—	—	—	1,613	—	—	1,613
Forfeiture of restricted shares of common stock	—	—	—	—	—	—	—	—	—	—	(4)	—	—	—	—	—	—
Issuance of preferred stock and warrants	—	—	—	—	—	—	1,356	2,365	—	—	—	—	—	500	—	—	2,865
Record the beneficial conversion feature	—	—	—	—	—	—	—	(484)	—	—	—	—	—	484	—	—	—
Preferred stock dividends	78	197	—	—	—	—	—	—	—	—	—	—	—	—	(200)	—	(3)
Preferred stock deemed dividends	—	41	—	—	—	—	—	484	—	—	—	—	—	—	(525)	—	—
Adjustment to reflect value of beneficial conversion feature	—	(629)	—	(419)	—	(658)	—	—	—	—	—	—	—	1,706	—	—	—
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(2,102)	—	(2,102)

Balance at September 30, 2009	2,004	4,790	1,269	4,426	1,567	5,279	1,356	2,365	—	—	8,789	88	—	32,536	(40,919)	—	8,565

Stock based compensation	—	—	—	—	—	—	—	—	—	—	—	—	—	847	—	—	847
Issuance of common stock for share based compensation awards	—	—	—	—	—	—	—	—	—	—	216	2	—	(2)	—	—	—
Issuance of common stock for acquisition of Turnpike Global Technologies	—	—	—	—	—	—	—	—	—	—	810	8	—	2,422	—	—	2,430
Forfeiture of restricted shares of common stock	—	—	—	—	—	—	—	—	—	—	(2)	—	—	—	—	—	—
Contingent common stock earn-out	—	—	—	—	—	—	—	—	—	—	—	—	6,452	—	—	—	6,452
Issuance of preferred stock and warrants	—	—	—	—	—	—	—	—	10,067	26,877	—	—	—	3,715	—	—	30,592
Record the beneficial conversion feature	—	—	—	—	—	—	—	—	—	—	—	—	—	1,654	(1,654)	—	—
Preferred stock dividends	40	102	—	—	—	—	—	—	—	—	—	—	—	—	(103)	—	(1)
Preferred stock deemed dividends	—	14	—	—	—	—	—	—	—	—	—	—	—	—	(14)	—	—
Comprehensive loss:
Foreign currency translation adjustment																787	787
Net loss															(2,050)		(2,050)
Total comprehensive loss																	(1,263)

Balance at March 31, 2010	2,044	$4,906	$1,269	$4,426	1,567	$5,279	1,356	$2,365	10,067	$26,877	9,813	$98	$6,452	$41,172	$(44,740)	$787	$47,622

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

XATA CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Six Months Ended
	March 31,
	2010	2009
Operating activities
Net loss	$(2,050)	$(580)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization of intangibles	2,320	1,486
Amortization of debt financing costs	458	125
Non-cash interest expense on convertible debt	892	—
Non-cash charges for issuance of equity securities related to the acquisition of Turnpike Global Technologies	354	—
Stock based compensation	847	793
Changes in assets and liabilities, net of impact of acquisition:
Accounts receivable, net	(478)	1,709
Inventories	1,616	(1,286)
Deferred product costs	156	(680)
Prepaid expenses and other assets	448	438
Accounts payable	(742)	707
Accrued expenses	(1,932)	(1,558)
Deferred revenue	(1,584)	133

Net cash provided by operating activities	305	1,287
Investing activities
Purchase of equipment and leasehold improvements	(1,073)	(516)
Acquisition of Turnpike Global Technologies, net of cash acquired	(9,451)	—

Net cash used in investing activities	(10,524)	(516)
Financing activities
Borrowings on long-term obligations, net of costs	29,709	18,077
Payments on long-term obligations	(9,072)	(27,600)
Proceeds from issuance of preferred stock and warrants	—	2,925

Net cash provided by (used in) financing activities	20,637	(6,598)

Effects of exchange rate on cash	7	—

Increase (decrease) in cash and cash equivalents	10,425	(5,827)
Cash and cash equivalents
Beginning	3,440	8,904

Ending	$13,865	$3,077

Supplemental disclosures of cash flow information
Cash payments for interest	$329	$744
Supplemental schedule of noncash investing and financing activities
Assets acquired under capital lease obligation	$92	$—
Preferred stock deemed dividends	$1,668	$479
Preferred stock dividends	$103	$66
Preferred stock dividends paid	$102	$98
Conversion of debt into Series G preferred stock and warrants	$30,592	$—
Contingent common stock earnout related to purchase of Turnpike Global Technologies	$6,452	$—
Issuance of common stock related to purchase of Turnpike Global Technologies	$2,430	$—
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
Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries GeoLogic Solutions, Inc. and Turnpike Global Technologies, Inc. and Turnpike Global Technologies LLC (combined “Turnpike”). All significant intercompany accounts and transactions have been eliminated in consolidation.
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
With regard to software arrangements involving multiple elements, the Company allocates revenue to the software and services elements based on the fair value of each element with the residual amount allocated to the systems revenue which is recognized upon delivery. The Company’s determination of fair value relating to the software and services elements in multiple-element arrangements is based on vendor-specific objective evidence (VSOE). The Company’s assessment of VSOE for each element is either the price charged when the same element is sold separately or the price established by management if that item is not yet sold separately. The Company has analyzed all of the elements included in its multiple-element software arrangements and has determined that it has sufficient VSOE to allocate revenue to the services and software components of its arrangements. Accordingly, assuming all other revenue recognition criteria are met, revenue from the software component is recognized ratably over the applicable term.
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
Third-Party Reseller Agreements
The Company has contracted with various resellers in the US and Canada, collectively the “Resellers”, to allow for them to sell the RouteTracker application in combination with their own communication services. The customer contracts directly with the Resellers for the communication services and RouteTracker application. The customer is billed by and remits all payments to the Resellers. The Resellers then remit a set portion of revenues collected that relate to the RouteTracker application to the Company and retains the remainder as their own revenue. In accordance with ASC 605-45 — Revenue Recognition - Principal Agent Considerations, the Company records the revenue received from the resellers net of the amounts retained by the resellers.
Allowance for Doubtful Accounts
The Company grants credit to customers in the normal course of business. The majority of the Company’s accounts receivable and investment in sales-type leases receivable are due from companies with fleet trucking operations in a variety of industries. Credit is extended based on an evaluation of a customer’s financial condition and, generally, collateral is not required, although sales-type leases receivable are secured by a retained security interest in the leased equipment. Accounts receivable are typically due from customers within 30 days and are stated at amounts net of an allowance for doubtful accounts. Accounts outstanding longer than the contractual payment terms are considered past due. The Company determines the allowance for doubtful accounts by considering a number of factors, including the length of time trade receivables are past due, our previous loss history, the customer’s current ability to pay its obligation, and the condition of the general economy and the industry as a whole. The Company reserves for these accounts receivable by increasing bad debt expense when they are determined to be uncollectible. Payments subsequently received, or otherwise determined to be collectible, are treated as recoveries that reduce bad debt expense. The balance of the allowance accounts at March 31, 2010 and September 30, 2009 was $0.5 million and $0.4 million, respectively.

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
Subsequent Events
The Company has evaluated all subsequent events to ensure that this Quarterly Report on Form 10-Q includes appropriate disclosure of events both recognized in the financial statements as of March 31, 2010, and events which occurred subsequent to March 31, 2010 but were not recognized in the financial statements.
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
The following tables set forth by level within the fair value hierarchy, our financial assets and liabilities that were accounted for at fair value on a recurring basis at March 31, 2010, according to the valuation techniques we used to determine their fair values.

		Fair Value Measurements at Reporting Date Using
	March 31, 2010	Level 1	Level 2	Level 3
Liabilities:
Contingent earn out	$176	$—	$—	$176

Total	$176	$—	$—	$176

The carrying amounts of the Company’s financial instruments, which include cash and cash equivalents, accounts receivable, sales-type lease receivables, accounts payable, and capital lease obligations, approximate fair value. The fair value of cash and cash equivalents is approximated using level 1 inputs. The fair value of accounts receivable, sales-type lease receivables, accounts payable, and capital lease obligations is approximated using level 3 inputs.
Inventories
Inventories consist of finished goods which are stated at the lower of cost or market. Cost is determined on the average cost method, which approximates the first-in, first-out method.
Investment in Sales-Type Leases
The Company records the investment in sales-type leases at the present value of the future minimum lease payments. There is no guaranteed residual value associated with the leased devices. The receivables generally have terms of five years and are collateralized by a security interest in the related equipment. The Company records subscriber revenue on these leased devices as the ongoing service is provided over the term of the related lease agreement and recognizes interest income as the lease payments are billed to the customers. Future minimum lease payments to the Company under non-cancelable sales-type leases as of March 31, 2010 are as follows (in thousands):

Years ending September 30,
2010	$71
2011	38

Total minimum lease payments	109
Less: amount representing interest (at 11.71%)	(18)

Present value of net minimum sales-type lease payments	91
Less: current portion of investment in sales-type leases	(87)

Investment in sales-type leases, excluding current portion	$4

Interest income from sales-type leases was approximately $4,000 and $23,000 for the three months ended March 31, 2010 and 2009, respectively. Interest income from sales-type leases was approximately $12,000 and $53,000 for the six months ended March 31, 2010 and 2009, respectively.
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
Equipment and leasehold improvements consist of (in thousands):

	March 31,	September 30,
	2010	2009
Office furniture and equipment	$5,649	$4,464
Leased equipment	1,880	520
Engineering and manufacturing equipment	912	900
Leasehold improvements	2,640	2,650

	11,081	8,534
Less: accumulated depreciation	(5,702)	(4,554)

Equipment and leasehold improvements, net	$5,379	$3,980

Depreciation expense was approximately $0.4 million and $0.3 million for the three months ended March 31, 2010 and 2009, respectively. Depreciation expense was approximately $0.7 million and $0.6 million for the six months ended March 31, 2010 and 2009, respectively. Depreciation on leased RouteTracker equipment is recorded as cost of goods sold and was $0.3 million and $0.4 million for the three and six months ended March 31, 2010, respectively.
Capitalized Software Development Costs
System development costs incurred after establishing technological feasibility are capitalized as capitalized system development costs in accordance with Statement of ASC 985-20 — Software — Costs to Be Sold, Leased, or Otherwise Marketed. Costs that are capitalized are amortized to cost of goods sold beginning when the product is first released for sale to the general public. Amortization is at the greater of the amount computed using the ratio of current gross revenues for the product to the total of current and anticipated future gross revenues or the straight-line method over the estimated economic life of the product (two to five years). As of March 31, 2010 there was $0.2 million of capitalized development costs. At September 30, 2009 there were no capitalized development costs.
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
Goodwill
As of March 31, 2010, the Company had a goodwill balance of $15.8 million of which $3.0 million resulted from the Company’s acquisition of GeoLogic Solutions, Inc. on January 31, 2008 and preliminarily $12.8 million resulted from the Company’s acquisition of Turnpike on December 4, 2009. The Company records goodwill when the purchase price of net tangible and intangible assets acquired exceeds their fair value. In accordance with ASC 350-20 — Intangibles — Goodwill and Others, the Company reviews goodwill for impairment at least annually, on the first day of the fourth quarter, or more frequently if an event occurs indicating the potential for impairment. Goodwill is not amortized, but instead tested for impairment at the reporting unit level. We have one reporting unit. The annual goodwill impairment test is a two-step process. First, we determine if the carrying value of our related reporting unit exceeds fair value, which would indicate that goodwill may be impaired. If we then determine that goodwill may be impaired, we compare the implied fair value of the goodwill to its carrying amount to determine if there is an impairment loss. The Company completed this review in the fourth quarter of fiscal 2009 and concluded that no impairment existed.
The changes in the net carrying amount of goodwill for the six months ended March 31, 2010 are as follows:

Balance at September 30, 2009	$3,011
Goodwill from acquisition of Turnpike	12,301
Foreign currency translation adjustment	463

Balance at March 31, 2010	$15,775

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
Based on the allocation of the purchase price for GeoLogic Solutions, Inc. and the preliminary allocation for Turnpike, intangible assets subject to amortization were as follows as of March 31, 2010 (in thousands):

	Weighted			Foreign Currency
	Average Life		Accumulated	Translation
	(years)	Cost	Amortization	Adjustment	Net
Acquired customer contracts	7.8	$14,900	$(3,735)	$57	$11,222
Acquired technology	7.0	2,700	(131)	110	2,679
Reseller relationships	6.0	1,500	(85)	61	1,476
Trademark	10.0	900	(30)	36	906
Other intangibles	7.0	49	(15)	—	34

Total	7.7	$20,049	$(3,996)	$264	$16,317

Amortization expense was $0.7 million and $0.4 million for the three months ended March 31, 2010 and 2009, respectively. Amortization expense was $1.2 million and $0.8 million for the six months ended March 31, 2010 and 2009, respectively. Future amortization expense, as of March 31, 2010, is expected to be as follows (in thousands):

Years ending September 30,
2010	$1,347
2011	2,694
2012	2,694
2013	2,694
2014	2,694
Thereafter	4,194

Total expected amortization expense	$16,317

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
At March 31, 2010 and September 30, 2009, the Company had accruals for product warranties of approximately $1.7 million and $1.8 million, respectively. These amounts are included in accrued expenses on the Company’s balance sheet.
Shipping Costs
Shipping costs, which are classified as a component of cost of goods sold, were approximately $0.1 million for each of the three months ended March 31, 2010 and 2009 and $0.2 million for each of the six months ended March 31, 2010 and 2009. Customer billings related to shipping and handling fees are reported as systems revenue.

Advertising Costs
Advertising costs consist primarily of ad campaigns, catalog brochures, promotional items and trade show expenses and are expensed as incurred. Advertising costs, which are included in selling, general and administrative expenses, were $0.2 million for each of the three months ended March 31, 2010 and 2009. Advertising costs were approximately $0.5 million and $0.4 million for the six months ended March 31, 2010 and 2009, respectively.
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
Recently Issued Accounting Standards
Fair Value Measurement and Disclosures (ASU 2010-06)
In January 2010, the FASB published ASU 2010-06 “Fair Value Measurements and Disclosures (Topic 820): — Improving Disclosures about Fair Value Measurements. ASU No. 2010-06 clarifies improved disclosure requirement related to fair value measurements and disclosures — Overall Subtopic (Subtopic 820-10) of the FASB Accounting Standards Codification. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosure about purchase, sales, issuances, and settlement in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The amendments in this Update are effective for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis. The adoption of this standard did not have an impact on the Company’s financial position and results of operations.
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
Note 2. Revenue and Cost of Goods Sold Information
The Company operates and manages the business as one reportable segment. Factors used to identify the single operating segment include the financial information available for evaluation by the chief operating decision maker in making decisions about how to allocate resources and assess performance. For the three and six months ended March 31, 2010 and 2009, the Company reported the following revenues and related cost of goods sold by type:

	For the Three Months Ended		For the Six Months Ended
	March 31,		March 31,
	2010	2009	2010	2009
Revenue:
Software	$11,372	$8,412	$21,608	$16,465
Systems	5,594	6,857	11,791	12,410
Services	1,138	1,626	2,229	2,663

Total revenue	$18,104	$16,895	$35,628	$31,538

	For the Three Months Ended		For the Six Months Ended
	March 31,		March 31,
	2010	2009	2010	2009
Cost of goods sold:
Software	$3,049	$2,400	$5,688	$4,764
Systems	5,228	5,822	11,537	10,255
Services	788	1,041	1,532	1,839

Total cost of goods sold	$9,065	$9,263	$18,757	$16,858

Software revenue includes monthly subscriptions from XATANET and RouteTracker solutions, and monthly fees from MobileMax and OpCenter product lines. Systems revenue includes hardware, warranty, repair, and activation revenue. Services revenue includes training, implementation, installation, and professional service revenue.
Cost of software consists of communication, hosting costs, and direct personnel costs related to network, infrastructure, and RouteTracker customer support. Cost of systems consists of the direct product costs, warranty costs, product repair costs, and direct personnel costs related to XATANET and MobileMax technical support. Cost of services consists of third party vendor costs and direct costs related to service personnel.
Note 3. Turnpike Global Technologies, Inc. and Turnpike Global Technologies LLC Acquisition
On December 4, 2009, the Company acquired all of the outstanding equity of Turnpike for a purchase price at closing consisting of $10.0 million in cash and 833,333 shares of common stock of the Company. Additionally, the Company committed to pay total earn-outs up to an additional 2,500,000 shares of common stock upon achievement by Turnpike of certain performance goals for 2010, 2011, and 2012 fiscal years. All share related activity required shareholder approval. On February 17, 2010 the Company’s shareholders approved the transaction and common shares totaling 809,993 were issued to the shareholders of Turnpike, with the remaining 23,340 shares’ value being settled in cash of $70,000 to non-accredited U.S. holders. Prior to shareholder approval, the fair value of the common shares and contingent earn out was recorded as long term obligations of the Company with periodic re-measurement of fair value. The imputed interest on the common shares and the mark to market adjustment for the earn-outs has been shown as “Acquisition related interest and mark to market” on the statement of operations.
In connection with financing the acquisition of Turnpike, the Company issued convertible debt totaling $30.2 million. The convertible debt was converted into 10,066,663 shares of Series G preferred stock and warrants to purchase 3,019,995 common shares (with an exercise price of $3.00 per share) on February 19, 2010, subsequent to shareholder approval. The convertible debt carried an interest rate of 14% per annum. The Company used proceeds from the convertible debt towards the purchase of Turnpike, payment of transaction costs, the pay off of the term loan with Partner’s for Growth II, L.P. (“PFG”) of $8.0 million and to pay a litigation settlement. The remaining proceeds are being utilized in working capital needs and future growth. The interest on the convertible debt has been included in “Interest expense on financing activities” on the statement of operations.
The components of the purchase price and the preliminary allocation to the assets and liabilities based on their estimated fair values at the date of acquisition are as follows (in thousands):

Cash		$10,000
Common stock of XATA (1)		2,477
Potential earn-out in additional common stock of XATA (2)		6,297

Total purchase price		$18,774

Cash	$548
Accounts receivable, less allowances for doubtful accounts	838
Prepaid expenses	4
Equipment and leasehold improvements, net	1,419
Accounts payable	(609)
Accrued expenses	(546)
Capital lease obligations	(1,681)

Net liabilities		(27)
Acquired customer contracts and other intangible assets, net(3)		6,500
Goodwill		12,301

Total		$18,774

(1)	Stock amount calculated using the fair market value on the date of acquisition based on the present value of the 833,333 shares of common stock at a stated value of $3.00.

(2)	Earn-out potential of an additional 833,333 shares of common stock after the end of each of the 2010, 2011, and 2012 fiscal years. The amount was calculated using the estimated fair market value on the date of acquisition based on stock price and estimated probability of earn-out target achievements.

(3)	Intangible assets:

	Fair Value	Est. Useful Life

Acquired customer contracts	$1,400	6 years
Acquired technology	2,700	7 years
Reseller relationships	1,500	6 years
Trademark	900	10 years

Total intangible assets	$6,500

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
Unaudited pro forma results of operations for the three months ended March 31, 2009 and the six months ended March 31, 2010 and 2009, as if the equity raise, debt pay offs, acquisition of Turnpike, shareholder approval, and conversion of the convertible debt and related beneficial conversion all occurred at the beginning of the periods indicated are as follows (in thousands, except per share amounts):

	For the Three	For the Six Months
	Months Ended	Ended March 31,
	March 31, 2009	2010	2009
	(unaudited)	(unaudited)	(unaudited)
Revenue	$18,256	$37,282	$34,164

Net loss to common shareholders	$(159)	$(2,904)	$(3,124)

Net loss per common share — basic and diluted	$(0.02)	$(0.30)	$(0.33)

Weighted average common and common share equivalents — basic and diluted	9,357	9,726	9,334
Note 4. Stock-Based Compensation
In February 2007, the Company adopted the 2007 Long Term Incentive and Stock Option Plan (the 2007 Plan). The 2007 Plan permits the granting of “incentive stock options” meeting the requirements of Section 422 of the Internal Revenue Code of 1986, as amended, and nonqualified options that do not meet the requirements of Section 422. Stock appreciation rights, restricted stock awards, and restricted stock units may also be granted under the 2007 Plan. A total of 500,000 shares of the Company’s common stock were originally reserved for issuance pursuant to equity awards under the 2007 Plan. Subsequently, 1,000,000 shares were approved for addition to the 2007 Plan at the 2009 Annual Shareholders Meeting. The 2007 Plan has an evergreen provision in which the maximum number of shares that may be issued under the 2007 Plan shall be cumulatively increased on January 1, 2008 and on each January 1 thereafter for nine years by the lesser of (i) 500,000 Common Shares, (ii) 3% of the Company’s outstanding Common Shares, on an as-converted basis, as of the preceding December 31 and (iii) a number of Common Shares determined by the Board or Committee. The Company has 479,662 shares authorized and available for future equity awards as of March 31, 2010. Generally, the options that are granted under the 2007 Plan are exercisable for a period of ten years from the date of grant and vest over a period of up to three years from the date of grant.
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
The fair value of each option is estimated at the grant date using the Black-Scholes option-pricing model. The weighted average fair value at the date of grant and the assumptions used to determine such values are indicated in the following table (number of shares in thousands):

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2010	2009	2010	2009
Number of shares granted	39	659	459	725
Fair value per share	$1.29	$0.85	$1.31	$0.86
Risk-free interest rate	3.18%	2.30%	3.06%	2.28%
Expected volatility	39.30%	41.24%	42.41%	40.26%
Expected life (in years)	5.23	5.95	5.93	5.73
Dividend yield	—	—	—	—
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

The following table summarizes information relating to stock option activity for fiscal 2009 and for the six month period ended March 31, 2010 (number of shares in thousands):

		Weighted
		Average
	Shares	Exercise Price
Options outstanding at September 30, 2008	1,239	$4.66
Granted	732	2.18
Cancelled:
Expired	(25)	3.99
Forfeited	(41)	4.24

Options outstanding at September 30, 2009	1,905	3.73
Granted	459	2.90
Cancelled:
Expired	(25)	5.23
Forfeited	(40)	2.95

Options outstanding at March 31, 2010	2,299	$3.56

There were no options exercised during the three and six months ended March 31, 2010 and 2009. The intrinsic value of stock options outstanding and stock options outstanding and exercisable as of March 31, 2010 was $1.4 million and $0.5 million, respectively.
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
Information regarding options outstanding and exercisable at March 31, 2010 is as follows (number of shares in thousands):

	Options Outstanding			Options Exercisable
		Weighted			Weighted
		Average	Weighted		Average	Weighted
		Remaining	Average		Remaining	Average
Range of	Number	Contractual	Exercise	Number	Contractual	Exercise
exercise price	of Shares	Life (Years)	Price	of Shares	Life (Years)	Price
$2.00 - $2.99	1,282	8.9	$2.46	392	8.5	$2.39
$3.00 - $3.99	156	8.7	3.52	77	8.8	3.40
$4.33 - $4.98	35	6.4	4.64	30	6.3	4.70
$5.03 - $5.40	826	6.7	5.23	826	6.7	5.23

	2,299	8.1	3.56	1,325	7.3	4.27

As of March 31, 2010, there was approximately $0.9 million of total unrecognized compensation costs related to stock option awards. The Company will recognize this cost over the remaining vesting periods of these options. The weighted average period over which the costs will be recognized is 1.6 years.

Restricted Stock Awards
The Company grants restricted shares of common stock as part of its long-term incentive compensation to employees. Fair market values of restricted stock awards are determined based on the closing market price on the date of grant. Restricted stock awards vest over one to three years and stock may be sold once vested. The Company also granted 15,000 shares of common stock to certain directors in each of fiscal 2010 and 2009. Restricted stock awards granted to directors vest immediately.
The following table summarizes information relating to restricted stock activity for fiscal 2009 and for the six month period ended March 31, 2010 (number of shares in thousands):

		Weighted
	Number of	Average Grant
	Shares	Date Fair Value
Restricted stock outstanding at September 30, 2008	285	$4.37
Granted	48	3.24
Vested	(173)	4.48
Forfeited	(4)	2.99

Restricted stock outstanding at September 30, 2009	156	3.93
Granted	15	3.00
Vested	(72)	3.54
Forfeited	(2)	3.20

Restricted stock outstanding at March 31, 2010	97	$4.09

The total fair value of shares vested was $0.2 million for each of the three months ended March 31, 2010 and 2009. The total fair value of shares vested during the six months ended March 31, 2010 and 2009 was $0.2 million and $0.3 million, respectively. The weighted average grant date fair value of restricted stock awards granted during the three months ended March 31, 2010 and 2009 was $3.00 and $2.00. The weighted average grant date fair value of restricted stock awards granted during the six months ended March 31, 2010 and 2009 was $3.00 and $3.24.
At March 31, 2010, there was approximately $0.3 million of total unrecognized compensation costs related to restricted stock awards. The Company will recognize this cost over the remaining vesting periods of these awards. The weighted average period over which the costs will be recognized is 1.2 years.
Restricted Stock Units
The Company currently grants restricted units of common stock as part of its long-term incentive compensation to employees. The fair value of restricted stock units is determined based on the closing market price of the Company’s stock on the date of grant. Restricted stock units vest over a period of three years for employees.
The following table summarizes information relating to restricted stock unit activity for fiscal 2009 and the six month period ended March 31, 2010 (number of units in thousands):

		Weighted
	Number of	Average Grant
	Shares	Date Fair Value
Restricted stock outstanding at September 30, 2008	—	$—
Granted	241	2.00

Restricted stock outstanding at September 30, 2009	241	2.00
Granted	146	2.89
Vested	(200)	2.20
Cancelled:
Expired	—	—
Forfeited	(12)	2.18

Restricted stock outstanding at March 31, 2010	175	$2.50

The total fair value of shares vested during the three and six months ended March 31, 2010 was $0.6 million.
In February 2010, the Company had a change in control due to the issuance of the Series G preferred stock. This change in control was a triggering event for the acceleration of the vesting and settlement of a portion of the Company’s outstanding restricted stock units. As a result of this acceleration, the Company recognized a charge of $0.2 million.
At March 31, 2010, there was approximately $0.4 million of total unrecognized compensation costs related to restricted stock units. The Company will recognize this cost over the remaining vesting periods of these units. The weighted average period over which the costs will be recognized is 2.0 years.
Note 5. Commitments
Leases
The Company leases its offices, warehouse, and certain office equipment under noncancelable operating leases, which generally have escalating rentals over the term of the lease. The facility leases require that the Company pay a portion of the real estate taxes, maintenance, utilities and insurance.
Approximate future minimum rental commitments, excluding common area costs under these non-cancelable operating leases, as of March 31, 2010 are (in thousands):

Years ending September 30,
2010	$629
2011	854
2012	558
2013	545
2014	551
Thereafter	147

Total	$3,284

Rental expense, including common area costs, was $0.4 million for each of the three months ended March 31, 2010 and 2009. Rental expense, including common area costs, was $0.8 million for each of the six months ended March 31, 2010 and 2009.
401(k) Plan
The Company has a 401(k) plan covering substantially all U.S. employees and the plan is operated on a calendar year basis. The Company provides an employer matching contribution equal to 50% of an employee’s contribution for employee deferrals of up to 6% of their compensation. Matching contributions were $0.1 million for each of the three months ended March 31, 2010 and 2009. Matching contributions were $0.2 million for each of the six months ended March 31, 2010 and 2009.
Note 6. Financing Arrangements
Debt obligations consist of the following (in thousands):

	March 31,	September 30,
	2010	2009
Contingent earn out	$176	$—
Senior secured revolving credit facility	—	500
Secured term loan	—	8,000
Capitalized leases	1,391	118

Total debt obligations	1,567	8,618
Less current portion of debt obligations	1,077	84

Total debt obligations, net of current portion	$490	$8,534

In connection with the financing of the acquisition of GeoLogic Solutions, Inc., the Company entered into a three-year secured credit facility with Silicon Valley Bank (“SVB”) consisting of a $10.0 million revolving line of credit bearing interest at a floating rate equal to 0.5% over SVB’s Prime Rate. Also in connection with the acquisition of GeoLogic Solutions, Inc., the Company entered into a four year secured credit facility consisting of an $8.0 million term loan with Partner’s for Growth II, L.P. (“PFG”) bearing interest at a fixed rate of 14.5%, subject to adjustment under various circumstances. The balances outstanding were $0.5 million and $8.0 million at September 30, 2009, for the revolving line of credit and term loan, respectively. In the first quarter of fiscal 2010 both facilities were paid in full and subsequently canceled.
In connection with financing the acquisition of Turnpike in December 2009, the Company issued convertible debt totaling $30.2 million. On February 19, 2010, the convertible debt converted into 10,066,663 shares of Series G preferred stock and warrants to purchase 3,019,995 common shares. The convertible debt carried an interest rate of 14% per annum. The interest expense recorded for the three and six months ended March 31, 2010 was approximately $0.6 million and $0.9 million, respectively. The Company used proceeds of the convertible debt towards the purchase of Turnpike, to pay off the term loan with PFG of $8.0 million and to pay a litigation settlement. The remaining proceeds are being utilized in working capital needs and future growth.
The value of common stock relating to the Turnpike acquisition and related contingent earn outs were treated as debt until shareholder approval was received on February 17, 2010. Subsequently, these amounts were reclassified as equity. These items were re-measured at their fair value at the end of each period and on the date of shareholder approval. Charges for this re-measurement were approximately $0.2 million and $0.4 million for the three and six months ended March 31, 2010. The portion of the earn-out to be settled in cash will continue to be re-measured at fair value at the end of each period until settlement.
The Company has a Master Lease Agreement with Buffalo City Center Leasing, LLC (“BCCL”) effective October 1, 2007 for financing of certain equipment used in the RouteTracker product offerings. The Master Lease Agreement has a term of 3 years with a renewal option for an additional 3 year term and is subject to a minimum quantity of systems that must be purchased. Leases under the Master Lease Agreement have a term of twenty seven months and effective interest rates of between 16.1% and 16.5% with monthly payments including principal and interest. The balance of the Company’s capital lease obligation with BCCL was $1.3 million at March 31, 2010.
Note 7. Shareholders’ Equity
Common Stock
The Company is authorized to issue up to 100,000,000 shares of common stock.
Preferred Stock
The Company has authorized an undesignated class of preferred stock of 50,000,000 shares. The Board of Directors can issue preferred stock in one or more series and fix the terms of such stock without shareholder approval. Preferred stock may include the right to vote as a series on particular matters, preferences as to dividends and liquidation, conversion and redemption rights and sinking fund provisions.
Series B
In December 2003, the Company sold 1,613,000 shares of Series B Preferred Stock for $4.1 million, or $2.54 per share. Each share of the Series B Preferred Stock is convertible into one share of the Company’s common stock. The Series B Preferred Stock pays a cumulative dividend of 4% of the original issue price per annum (payable semi-annually) on each outstanding share of Series B Preferred Stock. The dividend is payable in additional shares of Series B Preferred Stock rather than cash, at the option of the holders.
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
Series G
In December 2009 in connection with financing the acquisition of Turnpike, the Company issued convertible debt totaling $30.2 million. The convertible debt was converted into 10,066,663 shares of Series G preferred stock on February 19, 2010, subsequent to shareholder approval. Each share of Series G Preferred Stock is convertible into one share of the Company’s common stock. The price per share of Series G Preferred Stock and the conversion price for the common stock is $3.00. The Series G Preferred Stock does not pay a dividend, unless the Company declines to redeem the stock upon demand of the holders after an Acceleration Event (as defined in the Certificate of Designation of the Series G Preferred Stock). In that case, the Series G Preferred Stock pays a cumulative dividend of 4% of the original issue price per annum on each outstanding share of Series G Preferred Stock (payable in cash). The Series G Preferred Stock has a non-participating liquidation right equal to the original issue price, plus accrued unpaid dividends, which is senior to the Company’s common stock and the Series B, Series C, Series D and Series F Preferred Stock. The Company may redeem the Series G Preferred Stock at its option after five years from the date of issuance at the original issue price, plus accrued unpaid dividends, if the market value of the common stock is at least three times the then effective conversion price for a specified period.
Additionally, as part of the debt conversion, the Company issued 7-year warrants to purchase 3,019,995 shares of its common stock at an exercise price of $3.00 per share. The aggregate fair value of the warrants was $3.9 million. The warrants permit “cashless exercise.”
In connection with this transaction, the Company recognized a beneficial conversion feature valued at $1.7 million. The beneficial conversion value was determined by first allocating the proceeds from the convertible debt on a fair value basis between the underlying preferred stock and the warrants and then comparing the fair value of the preferred stock and the computed purchase price on the date of the commitment. The difference between the fair value and the computed purchase price was recorded as the value of the beneficial conversion and was recorded as a debit to the preferred stock and a credit to additional paid in capital at the time of conversion. In addition, the Company recognized a deemed dividend of $1.7 million related to the beneficial conversion feature because the value was available to the holders since the shares were immediately eligible for conversion. The deemed dividend was recognized as a charge to accumulated deficit and a credit to the preferred stock.
No broker or placement agent was involved in the placement of the preferred stock and warrants in this transaction and no commissions or other compensation was paid.
Common Stock Warrants
The Company has issued warrants for the purchase of common stock to management, consultants and placement agents. Compensation expense associated with the warrants has not been material and has been recorded as expense at its fair value. The Company has also issued warrants related to the issuance of the Series B Preferred Stock, Series C Preferred Stock, Series D Preferred Stock, Series F Preferred Stock, and Series G Preferred Stock. The amounts of these warrants were 451,000, 375,000, 470,000, 406,759, and 3,019,995, respectively.

The following tables summarize information relating to stock warrants for fiscal 2009 and for the six month period ended March 31, 2010 (number of warrants in thousands):

			Weighted
		Weighted	Average
	Number of	Average	Remaining
	Warrants	Exercise Price	Life (years)
Warrants outstanding at September 30, 2008	1,995	$3.54	2.6
Granted	407
Cancelled	(461)

Warrants outstanding at September 30, 2009	1,941	3.34	4.0
Granted	3,020
Cancelled	(10)

Warrants outstanding at March 31, 2010	4,951	3.13	5.6

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
Potentially dilutive securities representing approximately 7.5 million shares of common stock outstanding at March 31, 2010 and 4.3 million shares of common stock outstanding as March 31, 2009 were excluded from the computation of diluted earnings per share because their effect would have been antidilutive.

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
Except for the historical information contained herein, the matters discussed in this Report on Form 10-Q are forward-looking statements involving risks and uncertainties that could cause actual results to differ materially from those in such forward-looking statements. Numerous factors, risks and uncertainties affect the Company’s operating results and could cause the Company’s actual results to differ materially from forecasts and estimates or from any other forward-looking statements made by, or on behalf of, the Company, and there can be no assurance that future results will meet expectations, estimates or projections. Risks and uncertainties about us include, but are not limited to, the following:
•	although we have generated operating income recently, operating losses may occur in the future and may be in excess of amounts that could be funded from operations and thus we may be dependent upon external investment to support our operations during these periods;

•	we will continue to be dependent upon positioning systems and communication networks owned and controlled by others, and accordingly, their problems may adversely impact us;

•	for the foreseeable future, we are dependent upon the continued receipt and fulfillment of new orders for our current products;

•	our growth and profitability depend on our timely introduction and market acceptance of new products, our ability to continue to fund research and development activities, and our ability to establish and maintain strategic partner relationships.
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
Founded in 1985, XATA began providing fleet management solutions to the private fleet segment of the truck transportation industry. XATA currently addresses the private fleet segment through XATANET, its flagship software-as-a-service (SaaS) solution. With the acquisition of GeoLogic Solutions, Inc. in January of 2008, XATA expanded its solutions to include the MobileMax productline, which provides the commercial trucking industry with wireless asset management solutions in the for-hire segment of the over-the-road transportation sector.
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
Over the past two decades, XATA has developed relationships with the nation’s largest fleets including CVS Pharmacy, Dean Foods, Sysco, US Foodservice, and xpedx to find and develop technologies that provide information about their fleets and transform that data into actionable intelligence. With the acquisition of Turnpike, XATA has relationships with additional customers such as Coca-Cola and Loblaws.
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
What we believe to be the most critical of these policies and methods are described in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Company’s Annual Report on Form 10-K for the year ended September 30, 2009. Management made no changes to the Company’s critical accounting policies during the quarter ended March 31, 2010.
Results of Operations for the three and six months ended March 31, 2010 and 2009
The following table sets forth detail related to revenue, cost of goods sold, and gross margins:

	For the Three Months Ended		For the Six Months Ended
	March 31,		March 31,
	2010	2009	2010	2009
Software
Revenue	$11,372	$8,412	$21,608	$16,465
Cost of goods sold	3,049	2,400	5,688	4,764

Gross margin	$8,323	$6,012	$15,920	$11,701
Gross margin %	73.2%	71.5%	73.7%	71.1%

Systems
Revenue	$5,594	$6,857	$11,791	$12,410
Cost of goods sold	5,228	5,822	11,537	10,255

Gross margin	$366	$1,035	$254	$2,155
Gross margin %	6.5%	15.1%	2.2%	17.4%

Services
Revenue	$1,138	$1,626	$2,229	$2,663
Cost of goods sold	788	1,041	1,532	1,839

Gross margin	$350	$585	$697	$824
Gross margin %	30.8%	36.0%	31.3%	30.9%

Total
Revenue	$18,104	$16,895	$35,628	$31,538
Cost of goods sold	9,065	9,263	18,757	16,858

Gross margin	$9,039	$7,632	$16,871	$14,680
Gross margin %	49.9%	45.2%	47.4%	46.5%

Revenue
Overall revenue increased 7 percent to $18.1 million for the three months ended March 31, 2010 compared to $16.9 million for the same period in fiscal 2009. For the six months ended March 31, 2010, overall revenue increased 13 percent to $35.6 million compared to $31.5 million for the same period in fiscal 2009. On an organic basis, revenue declined 4 percent for the three months ended March 31, 2010 over the same period in fiscal 2009. This decline was driven by a 25 percent decrease in our lower margin systems and services revenue offset by an 18 percent increase in our higher margin software revenue. For the six months ended March 31, 2010, revenue increased 5 percent on an organic basis over the same period in fiscal 2009.
Software revenue, including monthly subscriptions from XATANET and RouteTracker solutions, and monthly fees from MobileMax and OpCenter product lines, increased 35 percent to comprise 63 percent of total revenue for the three months ended March 31, 2010 compared to 50 percent for the same period in fiscal 2009. Software revenue increased 31 percent to comprise 61 percent of total revenue for the six months ended March 31, 2010 compared to 52 percent for the same period in fiscal 2009. The software revenue increase is due to subscription growth and the launch of new functionality.
Systems revenue, which includes hardware, warranty, repair, and activation revenue, decreased 18 percent to comprise 31 percent of total revenue for the three months ended March 31, 2010 compared to 41 percent for the same period in fiscal 2009. For the six months ended March 31, 2010, systems revenue decreased 5 percent to comprise 33 percent of total revenue compared to 39 percent for the same period in fiscal 2009. Systems revenue has been impacted by the current economic environment that led to customers delaying purchasing decisions, competitive pressures that led to system pricing being compressed and the market beginning to use handheld technology (which is purchased from other third party suppliers, Motorola, Intermac, etc.) in place of fixed displays that are sold as part of our solution.
Services revenue, which includes training, implementation, installation, and professional service revenue, decreased 30 percent and comprise 6 percent of total revenue for the three months ended March 31, 2010 compared to 10 percent for the same period in fiscal 2009. For the three months ended March 31, 2010, services revenue decreased 16 percent and comprised 6 percent of total revenue compared to 8 percent for the same period in fiscal 2009. Services revenue was impacted by the soft systems activity which directly relates to the installation service revenue compared to fiscal 2009.
Cost of Goods Sold and Gross Margin
Cost of software. Cost of software consists of communication, hosting costs, depreciation of rental units, and direct personnel costs related to network, infrastructure, and RouteTracker customer support. Cost of software increased 27 percent and 19 percent for the three and six months ended March 31, 2010, respectively, compared to the same periods in fiscal 2009 supporting software revenue growth of 35 percent and 31 percent over the same periods. Software gross margin improved 2 and 3 percentage points for the three and six months ended March 31, 2010, respectively, compared to the same periods in fiscal 2009. The margin improvement was driven by our ability to leverage our SaaS infrastructure as the number of software subscriptions increase and revenue growth through the launch of new functionality.
Cost of systems. Cost of systems consists of the direct product costs, warranty costs, product repair costs, and direct personnel costs related to XATANET and MobileMax technical support. Cost of systems decreased 10 percent and increased 13 percent for the three and six months ended March 31, 2010, respectively, compared to the same periods in fiscal 2009 supporting systems revenue decreases of 18 percent and 5 percent over the same periods. Systems gross margins decreased 9 percentage points for the three months ended March 31, 2010 compared to the same period in fiscal 2009 as a result of additional costs related to end of life components related to the transition to the Digi platform. Systems gross margins decreased 15 percentage points for the six months ended March 31, 2010 compared to the same period in fiscal 2009 as a result of increased warranty costs and additional costs related to end of life components.
Cost of services. Cost of services consists of third party vendor costs and direct costs related to service personnel. Cost of services decreased 24 percent to $0.8 million for the three months ended March 31, 2010 compared to $1.0 million for the same period in fiscal 2009. For the six months ended March 31, 2010, cost of services decreased 17 percent to $1.5 million compared to $1.8 million for the same period in fiscal 2009. Service gross margins decreased 5 and increased 1 percentage points for the three and six months ended March 31, 2010, respectively, compared to the same periods in fiscal 2009. This fluctuation in margins is the result of decreased higher margin installation activity offset with improved utilization of services personnel compared to the same period of fiscal 2009.
Selling, General and Administrative Expenses
Selling, general and administrative expenses consist of employee salaries in our executive, sales, client management and administration functions, sales commissions, marketing and promotional expenses, administrative and facilities costs, and professional fees. Selling, general and administrative expenses were $6.9 million or 38 percent of revenue and $13.1 million or 37 percent of revenue for the three and six months ended March 31, 2010, respectively. Included in selling, general, and administrative expenses for the three and six months ended March 31, 2010 is $0.9 million and $1.1 million, respectively, related to the additional cost structure of Turnpike.
Research & Development Expenses
Research and development expenses consist of employee salaries and expenses related to development of software and systems. Research and development expenses were $1.6 million or 9 percent of revenue for the three months ended March 31, 2010 compared to $1.4 million or 8 percent of revenue for the comparable period in fiscal 2009. Research and development expenses were $2.9 million or 8 percent of revenue for the six months ended March 31, 2010 compared to $2.8 million or 9 percent of revenue for the comparable period in fiscal 2009. Research and development expenses remained relatively flat as we continue to invest in improvements to our current solutions and future functionality.
Acquisition Related Costs
In connection with the acquisition of Turnpike, the Company incurred costs of $0.1 million and $0.8 million of direct out-of-pocket costs for the three and six months ended March 31, 2010, respectively. In accordance with ASC 805 – Business Combinations, the Company expensed these costs as incurred as period costs. Prior to the adoption of ASC 850 on October 1, 2009, these costs would have been recognized as part of the acquisition investment.
Interest Expense on Financing Activities
The non-cash interest expense recorded for the three and six months ended March 31, 2010 was approximately $0.6 million and $1.4 million, respectively. Interest expense on financing activities for the three months ended March 31, 2010 included interest related to the convertible debt of $0.6 million. Interest expense on financing activities for the six months ended March 31, 2010 included interest related to the convertible debt of $0.9 million and the write off of the unamortized balance of prepaid financing fees of $0.5 million associated with the retirement of several debt facilities.
Acquisition Related Interest and Mark to Market Expense

The fair value of the common shares and contingent earn out was recorded as long term obligations of the Company prior to shareholder approval. These items were re-measured at their fair value at the end of each period and on the date of shareholder approval. Charges for this re-measurement were approximately $0.2 million and $0.4 million for the three and six months ended March 31, 2010, respectively.
Net Interest and Other Expense
Net interest and other expense decreased $0.3 million to $0.1 million for the three months ended March 31, 2010, compared to $0.4 million for the comparable period in fiscal 2009. Net interest and other expense decreased $0.4 million to $0.4 million for the six months ended March 31, 2010, compared to $0.8 million for the comparable period in fiscal 2009. This decrease was driven by the retirement of several debt facilities.
Income Taxes
No income tax benefit or expense was recorded for the six months ended March 31, 2010 and 2009 as the result of operating losses. The Company does not have objectively verifiable positive evidence of future taxable income as prescribed by ASC 740 — Income Tax. Accordingly, we concluded that a full valuation allowance was appropriate. Realization of deferred tax assets is dependent on future taxable income during the periods when deductible temporary differences and carryforwards are expected to be available to reduce taxable income. The amount of the net deferred tax asset considered realizable could be increased in the future if we return to profitability and actual future taxable income is higher than currently estimated. At September 30, 2009, we had federal net operating loss carryforwards of approximately $44.6 million.
The Company implemented the provisions of ASC 740 related to uncertain tax positions, effective October 1, 2007. The impact of the adoption on the Company’s consolidated financial statements was not material and no cumulative effect adjustment was recorded to the October 1, 2007 balance of accumulated deficit.
Net Loss to Common Shareholders
The Company incurred net losses to common shareholders of $2.1 million and $0.4 million for the three months ended March 31, 2010 and 2009, respectively, and $3.8 million and $1.2 million for the six months ended March 31, 2010 and 2009, respectively. Net loss to common shareholders reflect preferred stock dividends and preferred stock deemed dividends of $1.7 million and $0.5 million for the three months ended March 31, 2010 and 2009, respectively, and $1.8 million and $0.6 million for the six months ended March 31, 2010 and 2009, respectively. For the three and six months ended March 31, 2010, preferred stock deemed dividends includes $1.7 million related to beneficial conversion associated with the issuance of Series G preferred stock. For the three and six months ended March 31, 2009, preferred stock deemed dividends includes $0.5 million related to beneficial conversion associated with the issuance of Series F preferred stock.
Liquidity and Capital Resources
As of March 31, 2010, the Company held $13.9 million in cash and cash equivalents and had working capital, which is total current assets less total current liabilities, of $13.8 million. At September 30, 2009, there was $3.4 million in cash and cash equivalents, and working capital of $3.3 million. Working capital increased by $10.5 million due to proceeds from the issuance of convertible debt net of amounts paid for the acquisition of Turnpike, patent litigation settlement, and pay off of two secured credit facilities relating to the acquisition of Geologic Solutions Inc.

Operating activities provided cash of $0.3 million and $1.3 million during the six months ended March 31, 2010 and 2009, respectively. Cash provided by operating activities decreased compared to the same period in fiscal 2009 due to the payment of the patent litigation settlement, acquisition related costs, and an increase in accounts receivable and a decrease in deferred revenue offset by a decrease inventory.
Cash used in investing activities was $10.5 million for the six months ended March 31, 2010 as the result of the acquisition of Turnpike and planned fixed asset expenditures.
Cash provided by financing activities of $20.6 million for the six months ended March 31, 2010 included $29.6 million of proceeds from the convertible debt net of fees offset by the pay off of the Silicon Valley Bank (“SVB”) line of credit of $0.5 million and the Partner’s for Growth II, L.P. (“PFG”) term loan of $8.0 million.
The Company believes our existing funds and vendor terms will provide adequate cash to fund operating needs for the foreseeable future. However, it may be necessary to obtain additional funding in order to execute our growth strategy.
Our Series B Preferred Stock prohibits payment of dividends to the holders of any other capital stock unless and until we have paid dividends accrued on the Series B Preferred Stock, which pays a cumulative dividend of 4% of the original issue price per annum (payable semi-annually) on each outstanding share of Series B Preferred Stock. At the option of the Series B Preferred Stock holders, such dividends are payable in additional shares of Series B Preferred Stock or cash. During the six months ended March 31, 2010 and 2009, we issued 40,000 and 38,000 shares, respectively, of Series B Preferred Stock for payment of accrued dividends.
Recently Issued Accounting Standards
See Note 1 in the Notes to Consolidated Financial Statements located in Part I, Item 1 of this Report.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures and Internal Control over Financial Reporting
On March 31, 2010, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Rule 13a-15(e)). In accordance with the Securities and Exchange Commission’s published guidance, the Company’s assessment of internal control over financial reporting excluded the December 4, 2009 acquisition of Turnpike, which represents approximately 10 percent and 7 percent of revenue for the three and six months ended March 31, 2010, respectively. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) accumulated and communicated to the Chief Executive Officer and Chief Financial Officer to allow timely decisions regarding required disclosure.
There were no changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None
Item 3. Defaults Upon Senior Securities.
None
Item 4. Reserved
Item 5. Other Information.
Submission of Matters to a Vote of Security Holders
The annual meeting of shareholders of the Company was held on February 17, 2010. As of the record date, January 7, 2010, there were 8,787,994 shares of Common Stock and 6,235,266 shares of Series B, Series C, Series D, and Series F Preferred Stock of the Company (which votes as if converted to Common Stock on 1 for 1 basis) entitled to vote at the meeting. There were in attendance at the meeting in person or by proxy holders of approximately 13.4 million shares of voting stock, which is equivalent to approximately 89% of the total number of eligible voting shares of the Company issued and outstanding.

Matters voted upon and the results thereof are as follows:
1.	Eight (8) directors (including Donald R. Dixon, who was elected by the holders of the Series B Preferred Stock, voting separately by ballot as a class) were elected to serve for a one-year term expiring when their successors are elected and qualified at the annual meeting in 2011.

	For	Withheld
John J. Coughlan	10,828,627	287,680
Thomas G. Hudson	10,808,376	307,931
Roger W. Kleppe	10,864,765	251,542
Chad M. Lindbloom	10,815,067	301,240
Christopher P. Marshall	10,690,198	426,109
Michael J. Paxton	10,867,976	248,331
Bharat S. Vedak	10,865,467	250,840
Donald R. Dixon	2,043,793	-0-
2.	Approval of the Amendment and Restatement of the Company’s Articles of Incorporation to increase the number of shares of common stock authorized for issuance.

For: 12,797,011 Against: 601,582 Withheld: 7,626 Broker Non-Vote: -0-

3.	Approval of the Amendment and Restatement of the Company’s Articles of Incorporation to increase the number of shares of preferred stock suthorized for issuance.

For: 10,759,875 Against: 352,032 Withheld: 4,400 Broker Non-Vote: 2,289,912

4.	Approval of the Amendment and Restatement of all the Company’s existing Certificates of Designation.

For: 10,784,006 Against: 322,501 Withheld: 9,800 Broker Non-Vote: 2,289,912

5.	Approval to create and designate rights and preferences for Series G Preferred Stock.

For: 10,774,961 Against: 331,412 Withheld: 9,934 Broker Non-Vote: 2,289,912

6.	Approval of the Amendment and Restatement of the Company’s Articles of Incorporation to provide that the Minnesota Control Share Acquisition Act will not apply to the Company and its shareholders.

For: 10,738,807 Against: 367,700 Withheld: 9,800 Broker Non-Vote: 2,289,912

7.	Consent to issuances of securities in accordance with the rules and regulations of the NASDAQ Stock Market.

For: 10,786,300 Against: 299,632 Withheld: 30,375 Broker Non-Vote: 2,289,912
Item 6. Exhibits.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 7, 2010	XATA Corporation (Registrant)
	by:	/s/ Mark E. Ties
Mark E. Ties
Chief Financial Officer (Signing as Principal Financial and Accounting Officer, and as Authorized Signatory of Registrant)