Form 10-Q
period 2010-06-30
XATA CORP /MN/
filed 2010-08-13
CIK 854398

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2010
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
APPLICABLE ONLY TO CORPORATE ISSUERS
As of July 30, 2010, the following securities of the Registrant were outstanding: 9,814,799 shares of Common Stock, $.01 par value per share, 2,084,557 shares of Series B Preferred Stock, 1,269,036 shares of Series C Preferred Stock, 1,566,580 shares of Series D Preferred Stock, 1,355,857 of Series F Preferred Stock and 10,066,663 shares of Series G Preferred Stock.

XATA Corporation
Index

PART I — FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements (Unaudited).
XATA CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	For the Three Months Ended		For the Nine Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Revenue	$17,954	$17,589	$53,582	$49,127

Costs and expenses
Cost of goods sold	8,912	10,085	27,669	26,943
Selling, general and administrative	6,627	5,712	19,702	17,364
Research and development	1,759	1,407	4,692	4,218
Acquisition related costs	—	—	837	—

Total costs and expenses	17,298	17,204	52,900	48,525

Operating income	656	385	682	602
Interest expense on financing activities	—	—	(1,358)	—
Acquisition related interest and mark to market	(2)	—	(356)	—
Net interest and other expense	(28)	(351)	(392)	(1,148)

Income (loss) before income taxes	626	34	(1,424)	(546)
Income tax expense	—	—	—	—

Net income (loss)	626	34	(1,424)	(546)

Preferred stock dividends	(52)	(50)	(155)	(149)
Preferred stock deemed dividends	(23)	(46)	(1,691)	(525)

Net income (loss) to common shareholders	$551	$(62)	$(3,270)	$(1,220)

Net income (loss) per common share:
Basic	$0.06	$(0.01)	$(0.36)	$(0.14)
Diluted	$0.02	$(0.01)	$(0.36)	$(0.14)

Weighted average common and common share equivalents:
Basic	9,718	8,588	9,170	8,530
Diluted	26,359	8,588	9,170	8,530
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

XATA CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	June 30,	September 30,
	2010	2009
ASSETS
Current assets
Cash and cash equivalents	$15,551	$3,440
Accounts receivable, less allowances of $544 at June 30, 2010 and $368 at September 30, 2009	10,044	9,323
Inventories	2,538	4,104
Deferred product costs	2,161	2,060
Prepaid expenses and other current assets	740	1,064

Total current assets	31,034	19,991

Equipment, leased equipment and leasehold improvements, net	5,487	3,980
Intangible assets, net	15,474	10,725
Goodwill	15,459	3,011
Deferred product costs, net of current portion	1,849	2,470
Other assets	275	487

Total assets	$69,578	$40,664

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Current portion of debt obligations	$852	$84
Accounts payable	5,753	5,366
Accrued expenses	4,927	5,914
Deferred revenue	4,902	5,280

Total current liabilities	16,434	16,644

Debt obligations, net of current portion	397	8,534
Deferred revenue, net of current portion	4,113	6,101
Other long-term liabilities	682	820

Total liabilities	21,626	32,099

Shareholders’ equity
Preferred stock, no par, 50,000 shares authorized:
Series B, 4% convertible, 2,250 shares designated; shares issued and outstanding: 2,085 at June 30, 2010 and 2,004 at September 30, 2009	5,033	4,790
Series C, convertible, 1,400 shares designated; shares issued and outstanding: 1,269 at June 30, 2010 and September 30, 2009	4,426	4,426
Series D, convertible, 1,600 shares designated; shares issued and outstanding: 1,567 at June 30, 2010 and September 30, 2009	5,279	5,279
Series F, convertible, 1,400 shares designated; shares issued and outstanding: 1,356 at June 30, 2010 and September 30, 2009	2,365	2,365
Series G, convertible, 10,100 shares designated; shares issued and outstanding: 10,067 at June 30, 2010	26,877	—
Common stock, par value $0.01 per share; 100,000 shares authorized; shares issued and outstanding: 9,815 at June 30, 2010 and 8,789 at September 30, 2009	98	88
Contingent common stock earn-out	6,452	—
Additional paid-in capital	41,355	32,536
Accumulated deficit	(44,189)	(40,919)
Accumulated other comprehensive income	256	—

Total shareholders’ equity	47,952	8,565

Total liabilities and shareholders’ equity	$69,578	$40,664

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(in thousands)

																Accumulated
	Series B		Series C		Series D		Series F		Series G				Contingent	Additional		Other
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Common Stock	Paid-In	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Earn-Out	Capital	Deficit	Income	Total
Balance at September 30, 2008	1,926	$5,181	1,269	$4,845	1,567	$5,937	—	$—	—	$—	8,745	$87	$—	$28,234	$(38,092)	$—	$6,192

Issuance of restricted shares of common stock	—	—	—	—	—	—	—	—	—	—	48	1	—	(1)	—	—	—
Stock based compensation	—	—	—	—	—	—	—	—	—	—	—	—	—	1,613	—	—	1,613
Forfeiture of restricted shares of common stock	—	—	—	—	—	—	—	—	—	—	(4)	—	—	—	—	—	—
Issuance of preferred stock and warrants	—	—	—	—	—	—	1,356	2,365	—	—	—	—	—	500	—	—	2,865
Record the beneficial conversion feature	—	—	—	—	—	—	—	(484)	—	—	—	—	—	484	—	—	—
Preferred stock dividends	78	197	—	—	—	—	—	—	—	—	—	—	—	—	(200)	—	(3)
Preferred stock deemed dividends	—	41	—	—	—	—	—	484	—	—	—	—	—	—	(525)	—	—
Adjustment to reflect value of beneficial conversion feature	—	(629)	—	(419)	—	(658)	—	—	—	—	—	—	—	1,706	—	—	—
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(2,102)	—	(2,102)

Balance at September 30, 2009	2,004	4,790	1,269	4,426	1,567	5,279	1,356	2,365	—	—	8,789	88	—	32,536	(40,919)	—	8,565

Stock based compensation	—	—	—	—	—	—	—	—	—	—	—	—	—	1,026	—	—	1,026
Issuance of common stock for share based compensation awards	—	—	—	—	—	—	—	—	—	—	218	2	—	2	—	—	4
Issuance of common stock for acquisition of Turnpike Global Technologies	—	—	—	—	—	—	—	—	—	—	810	8	—	2,422	—	—	2,430
Forfeiture of restricted shares of common stock	—	—	—	—	—	—	—	—	—	—	(2)	—	—	—	—	—	—
Contingent common stock earn-out	—	—	—	—	—	—	—	—	—	—	—	—	6,452	—	—	—	6,452
Issuance of preferred stock and warrants	—	—	—	—	—	—	—	—	10,067	26,877	—	—	—	3,715	—	—	30,592
Record the beneficial conversion feature	—	—	—	—	—	—	—	—	—	—	—	—	—	1,654	(1,654)	—	—
Preferred stock dividends	81	206	—	—	—	—	—	—	—	—	—	—	—	—	(155)	—	51
Preferred stock deemed dividends	—	37	—	—	—	—	—	—	—	—	—	—	—	—	(37)	—	—
Comprehensive loss:
Foreign currency translation adjustment																256	256
Net loss															(1,424)		(1,424)

Total comprehensive loss																	(1,168)

Balance at June 30, 2010	2,085	$5,033	1,269	$4,426	1,567	$5,279	1,356	$2,365	10,067	$26,877	9,815	$98	$6,452	$41,355	$(44,189)	$256	$47,952

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

XATA CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Nine Months Ended
	June 30,
	2010	2009
Operating activities
Net loss	$(1,424)	$(546)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization of intangibles	3,707	2,250
Amortization of debt financing costs	458	188
Non-cash interest expense on convertible debt	892	—
Non-cash charges for issuance of equity securities related to the acquisition of Turnpike Global Technologies	357	—
Stock based compensation	1,026	1,195
Changes in assets and liabilities, net of impact of acquisition:
Accounts receivable, net	141	2,290
Inventories	1,566	(1,491)
Deferred product costs	521	(539)
Prepaid expenses and other assets	356	690
Accounts payable	(226)	833
Accrued expenses	(1,634)	(1,830)
Deferred revenue	(2,365)	(731)

Net cash provided by operating activities	3,375	2,309

Investing activities
Purchase of equipment and leasehold improvements	(2,063)	(892)
Acquisition of Turnpike Global Technologies, net of cash acquired	(9,451)	—

Net cash used in investing activities	(11,514)	(892)

Financing activities
Borrowings on long-term obligations, net of costs	29,709	18,077
Payments on long-term obligations	(9,460)	(27,622)
Proceeds from issuance of preferred stock and warrants	—	2,865
Proceeds from options exercised	4	—

Net cash provided by (used in) financing activities	20,253	(6,680)

Effects of exchange rate on cash	(3)	—

Increase (decrease) in cash and cash equivalents	12,111	(5,263)

Cash and cash equivalents
Beginning	3,440	8,904

Ending	$15,551	$3,641

Supplemental disclosures of cash flow information
Cash payments for interest	$406	$883

Supplemental schedule of noncash investing and financing activities
Assets acquired under capital lease obligation	$161	$—
Preferred stock deemed dividends	$1,691	$525
Preferred stock dividends	$155	$17
Preferred stock dividends paid	$206	$197
Conversion of debt into Series G preferred stock and warrants	$30,592	$—
Contingent common stock earnout related to purchase of Turnpike Global Technologies	$6,452	$—
Issuance of common stock related to purchase of Turnpike Global Technologies	$2,430	$—
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
Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries Turnpike Global Technologies, Inc. and Turnpike Global Technologies LLC (combined “Turnpike”) and GeoLogic Solutions, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation.
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
Subsequent Events
The Company has evaluated all subsequent events to ensure that this Quarterly Report on Form 10-Q includes appropriate disclosure of events both recognized in the financial statements as of June 30, 2010, and events which occurred subsequent to June 30, 2010.
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
The following tables set forth by level within the fair value hierarchy, our financial assets and liabilities that were accounted for at fair value on a recurring basis at June 30, 2010, according to the valuation techniques we used to determine their fair values.

		Fair Value Measurements at Reporting Date Using
	June 30, 2010	Level 1	Level 2	Level 3
Liabilities:
Contingent earn out	$179	$—	$—	$179

Total	$179	$—	$—	$179

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
Investment in Sales-Type Leases
The Company records the investment in sales-type leases at the present value of the future minimum lease payments. There is no guaranteed residual value associated with the leased devices. The receivables generally have terms of five years and are collateralized by a security interest in the related equipment. The Company records subscriber revenue on these leased devices as the ongoing service is provided over the term of the related lease agreement and recognizes interest income as the lease payments are billed to the customers. Future minimum lease payments to the Company under non-cancelable sales-type leases as of June 30, 2010 are as follows (in thousands):

Years ending September 30,
2010	$27
2011	38

Total minimum lease payments	65
Less: amount representing interest (at 11.71%)	(12)

Present value of net minimum sales-type lease payments (current)	53

Interest income from sales-type leases was approximately $2,000 and $18,000 for the three months ended June 30, 2010 and 2009, respectively. Interest income from sales-type leases was approximately $14,000 and $71,000 for the nine months ended June 30, 2010 and 2009, respectively.
Debt Financing Costs
Debt financing costs are amortized to interest expense over the term of the related financing agreement on a straight-line basis, which approximates the effective interest method. The net carrying value of the debt financing costs was approximately $0.5 million as of September 30, 2009. In the first quarter of fiscal 2010, the Company paid the outstanding balance on its $8.0 million term loan and $0.5 million line of credit and charged the remaining unamortized balance of the related debt financing costs of $0.5 million to “Interest expense on financing activities” in the statement of operations.

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
Equipment and leasehold improvements consist of (in thousands):

	June 30,	September 30,
	2010	2009
Office furniture and equipment	$6,201	$4,464
Leased equipment	2,352	520
Engineering and manufacturing equipment	915	900
Leasehold improvements	2,435	2,650

	11,903	8,534
Less: accumulated depreciation	(6,416)	(4,554)

Equipment and leasehold improvements, net	$5,487	$3,980

Total depreciation expense was approximately $0.4 million and $0.3 million for the three months ended June 30, 2010 and 2009, respectively. Total depreciation expense was approximately $1.1 million and $1.0 million for the nine months ended June 30, 2010 and 2009, respectively. Depreciation on leased RouteTracker equipment is recorded as cost of goods sold and was $0.3 million and $0.7 million for the three and nine months ended June 30, 2010, respectively.
Capitalized Software Development Costs
System development costs incurred after establishing technological feasibility are capitalized as capitalized system development costs in accordance with Statement of ASC 985-20 — Software — Costs to Be Sold, Leased, or Otherwise Marketed. Costs that are capitalized are amortized to cost of goods sold beginning when the product is first released for sale to the general public. Amortization is at the greater of the amount computed using the ratio of current gross revenues for the product to the total of current and anticipated future gross revenues or the straight-line method over the estimated economic life of the product (two to five years). As of June 30, 2010 there was $0.3 million of capitalized development costs. At September 30, 2009 there were no capitalized development costs.
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

Goodwill
As of June 30, 2010, the Company had a goodwill balance of $15.5 million of which $3.0 million resulted from the Company’s acquisition of GeoLogic Solutions, Inc. on January 31, 2008 and $12.5 million resulted from the Company’s preliminary purchase price allocation for its acquisition of Turnpike on December 4, 2009. The Company records goodwill when the purchase price of net tangible and intangible assets acquired exceeds their fair value. In accordance with ASC 350-20 — Intangibles — Goodwill and Others, the Company reviews goodwill for impairment at least annually, on the first day of the fourth quarter, or more frequently if an event occurs indicating the potential for impairment. Goodwill is not amortized, but instead tested for impairment at the reporting unit level. We have one reporting unit. The annual goodwill impairment test is a two-step process. First, we determine if the carrying value of our related reporting unit exceeds fair value, which would indicate that goodwill may be impaired. If we then determine that goodwill may be impaired, we compare the implied fair value of the goodwill to its carrying amount to determine if there is an impairment loss. The Company’s most recent review was completed in the fourth quarter of fiscal 2009 and concluded that no impairment existed.
The changes in the net carrying amount of goodwill for the nine months ended June 30, 2010 are as follows:

Balance at September 30, 2009	$3,011
Goodwill from acquisition of Turnpike	12,301
Foreign currency translation adjustment	147

Balance at June 30, 2010	$15,459

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

Intangible assets subject to amortization were as follows as of June 30, 2010 (in thousands):

	Weighted			Foreign Currency
	Average Life		Accumulated	Translation
	(years)	Cost	Amortization	Adjustment	Net
Acquired customer contracts	7.8	$14,900	$(4,217)	$20	$10,703
Acquired technology	7.0	2,700	(230)	38	2,508
Reseller relationships	6.0	1,500	(149)	21	1,372
Trademark	10.0	900	(54)	13	859
Other intangibles	7.0	49	(17)	—	32

Total	7.7	$20,049	$(4,667)	$92	$15,474

Amortization expense was $0.7 million and $0.4 million for the three months ended June 30, 2010 and 2009, respectively. Amortization expense was $1.9 million and $1.3 million for the nine months ended June 30, 2010 and 2009, respectively. Future amortization expense, as of June 30, 2010, is expected to be as follows (in thousands):

Years ending September 30,
2010	$674
2011	2,694
2012	2,694
2013	2,694
2014	2,694
Thereafter	4,024

Total expected amortization expense	$15,474

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
At June 30, 2010 and September 30, 2009, the Company had accruals for product warranties of approximately $1.4 million and $1.8 million, respectively. These amounts are included in accrued expenses on the Company’s balance sheet.
Shipping Costs
Shipping costs, which are classified as a component of cost of goods sold, were approximately $0.1 million for each of the three months ended June 30, 2010 and 2009 and $0.2 million and $0.3 million for the nine months ended June 30, 2010 and 2009, respectively. Customer billings related to shipping and handling fees are reported as systems revenue.

Advertising Costs
Advertising costs consist primarily of ad campaigns, catalog brochures, promotional items and trade show expenses and are expensed as incurred. Advertising costs, which are included in selling, general and administrative expenses, were $0.3 million and $0.2 million for the three months ended June 30, 2010 and 2009, respectively. Advertising costs were approximately $0.8 million and $0.7 million for the nine months ended June 30, 2010 and 2009, respectively.
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
Note 2. Revenue and Cost of Goods Sold Information
The Company operates and manages the business as one reportable segment. Factors used to identify the single operating segment include the financial information available for evaluation by the chief operating decision maker in making decisions about how to allocate resources and assess performance. For the three and nine months ended June 30, 2010 and 2009, the Company reported the following revenues and related cost of goods sold by type:

	For the Three Months Ended		For the Nine Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Revenue:
Software	$11,586	$8,976	$33,194	$25,441
Systems	5,385	6,804	17,176	19,215
Services	983	1,809	3,212	4,471

Total revenue	$17,954	$17,589	$53,582	$49,127

	For the Three Months Ended		For the Nine Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Cost of goods sold:
Software	$2,988	$2,495	$8,676	$7,258
Systems	5,004	6,470	16,541	16,725
Services	920	1,120	2,452	2,960

Total cost of goods sold	$8,912	$10,085	$27,669	$26,943

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

Note 3. Turnpike Global Technologies, Inc. and Turnpike Global Technologies LLC Acquisition
On December 4, 2009, the Company acquired all of the outstanding equity of Turnpike for a purchase price at closing consisting of $10.0 million in cash and 833,333 shares of common stock of the Company. Additionally, the Company committed to pay total earn-outs up to an additional 2,500,000 shares of common stock upon achievement by Turnpike of certain performance goals for 2010, 2011, and 2012 fiscal years. All share related activity required shareholder approval. On February 17, 2010 the Company’s shareholders approved the transaction and common shares totaling 809,993 were issued to the shareholders of Turnpike, with the value of the remaining 23,340 shares being settled in cash of $70,000 to non-accredited U.S. holders. Prior to shareholder approval, the fair value of the common shares and contingent earn out was recorded as long term obligations of the Company with periodic re-measurement of fair value. The imputed interest on the common shares and the mark to market adjustment for the earn-outs has been shown as “Acquisition related interest and mark to market” on the statement of operations.
In connection with financing the acquisition of Turnpike, the Company issued convertible debt totaling $30.2 million. The convertible debt was converted into 10,066,663 shares of Series G preferred stock and warrants to purchase 3,019,995 common shares (with an exercise price of $3.00 per share) on February 19, 2010, subsequent to shareholder approval. The convertible debt carried an interest rate of 14% per annum. The Company used proceeds from the convertible debt for the purchase of Turnpike, payment of transaction costs, pay off of the term loan with Partner’s for Growth II, L.P. (“PFG”) of $8.0 million and to pay a litigation settlement. The remaining proceeds are being utilized for working capital needs and future growth. The interest on the convertible debt while it was outstanding has been included in “Interest expense on financing activities” on the statement of operations.
The components of the purchase price and the preliminary allocation to the assets and liabilities based on their estimated fair values at the date of acquisition are as follows (in thousands):

Cash		$10,000
Common stock of XATA (1)		2,477
Potential earn-out in additional common stock of XATA (2)		6,297

Total purchase price		$18,774

Cash	$548
Accounts receivable, less allowances for doubtful accounts	838
Prepaid expenses	4
Equipment and leasehold improvements	1,419
Accounts payable	(609)
Accrued expenses	(546)
Capital lease obligations	(1,681)

Net liabilities		(27)
Acquired customer contracts and other intangible assets (3)		6,500
Goodwill		12,301

Total		$18,774

(1)	Stock amount calculated using the fair market value on the date of acquisition based on the present value of the 833,333 shares of common stock at a stated value of $3.00.

(2)	Earn-out potential of an additional 833,333 shares of common stock after the end of each of the 2010, 2011, and 2012 fiscal years. The amount was calculated using the estimated fair market value on the date of acquisition based on stock price and estimated probability of earn-out target achievements.

(3)	Intangible assets:

	Fair Value	Est. Useful Life
Acquired customer contracts	$1,400	6 years
Acquired technology	2,700	7 years
Reseller relationships	1,500	6 years
Trademark	900	10 years

Total intangible assets	$6,500

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
Unaudited pro forma results of operations for the three months ended June 30, 2009 and the nine months ended June 30, 2010 and 2009, as if the equity raise, debt pay offs, acquisition of Turnpike, shareholder approval, and conversion of the convertible debt and related beneficial conversion all occurred at the beginning of the periods indicated are as follows (in thousands, except per share amounts):

	For the Three	For the Nine Months
	Months Ended June	Ended June 30,
	30, 2009	2010	2009
	(unaudited pro forma)	(unaudited pro forma)
Revenue	$19,002	$55,236	$53,166

Net income (loss) to common shareholders	$130	$(2,353)	$(2,994)

Net income (loss) per common share:
Basic	$0.01	$(0.25)	$(0.32)
Diluted	$0.01	$(0.25)	$(0.32)
Weighted average common and common share equivalents — basic and diluted
Basic	9,421	9,585	9,363
Diluted	26,077	9,585	9,363
Note 4. Stock-Based Compensation
In February 2007, the Company adopted the 2007 Long Term Incentive and Stock Option Plan (the 2007 Plan). The 2007 Plan permits the granting of “incentive stock options” meeting the requirements of Section 422 of the Internal Revenue Code of 1986, as amended, and nonqualified options that do not meet the requirements of Section 422. Stock appreciation rights, restricted stock awards, and restricted stock units may also be granted under the 2007 Plan. A total of 500,000 shares of the Company’s common stock were originally reserved for issuance pursuant to equity awards under the 2007 Plan. Subsequently, 1,000,000 shares were approved for addition to the 2007 Plan at the 2009 Annual Shareholders Meeting. The 2007 Plan has an evergreen provision in which the maximum number of shares that may be issued under the 2007 Plan shall be cumulatively increased on January 1, 2008 and on each January 1 thereafter for nine years by the lesser of (i) 500,000 Common Shares, (ii) 3% of the Company’s outstanding Common Shares, on an as-converted basis, as of the preceding December 31 and (iii) a number of Common Shares determined by the Board or Committee. The Company has 488,790 shares authorized and available for future equity awards as of June 30, 2010. Generally, the options that are granted under the 2007 Plan are exercisable for a period of ten years from the date of grant and vest over a period of up to three years from the date of grant.
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
The fair value of each option is estimated at the grant date using the Black-Scholes option-pricing model. The weighted average fair value at the date of grant and the assumptions used to determine such values are indicated in the following table (number of shares in thousands):

	For the Three Months Ended		For the Nine Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Number of shares granted	9	—	468	725
Fair value per share	$1.41	—	$1.31	$0.86
Risk-free interest rate	3.07%	—	3.06%	2.28%
Expected volatility	39.50%	—	42.35%	40.26%
Expected life (in years)	6.00	—	5.94	5.73
Dividend yield	—	—	—	—
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

The following table summarizes information relating to stock option activity for fiscal 2009 and for the nine month period ended June 30, 2010 (number of shares in thousands):

		Weighted
		Average
	Shares	Exercise Price
Options outstanding at September 30, 2008	1,239	$4.66
Granted	732	2.18
Cancelled:
Expired	(25)	3.99
Forfeited	(41)	4.24

Options outstanding at September 30, 2009	1,905	3.73
Granted	468	2.91
Exercised	(2)	2.00
Cancelled:
Expired	(25)	5.23
Forfeited	(59)	2.83

Options outstanding at June 30, 2010	2,287	$3.57

Total intrinsic value of options exercised during the three and nine months ended June 30, 2010 was $3,000. The intrinsic value of stock options outstanding and stock options outstanding and exercisable as of June 30, 2010 was $0.5 million and $0.2 million, respectively.
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
Information regarding options outstanding and exercisable at June 30, 2010 is as follows (number of shares in thousands):

	Options Outstanding			Options Exercisable
		Weighted			Weighted
		Average	Weighted		Average	Weighted
		Remaining	Average		Remaining	Average
Range of	Number	Contractual	Exercise	Number	Contractual	Exercise
exercise price	of Shares	Life (Years)	Price	of Shares	Life (Years)	Price
$2.00 - $2.99	1,263	8.7	$2.46	389	8.2	$2.39
3.00 - 3.99	163	8.5	3.51	82	8.5	3.40
4.33 - 4.98	35	6.2	4.64	35	6.2	4.64
5.03 - 5.40	826	6.4	5.23	826	6.4	5.23

	2,287	7.8	3.57	1,332	7.1	4.27

As of June 30, 2010, there was approximately $0.8 million of total unrecognized compensation costs related to stock option awards. The Company will recognize this cost over the remaining vesting periods of these options. The weighted average period over which the costs will be recognized is 1.5 years.
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
The following table summarizes information relating to restricted stock activity for fiscal 2009 and for the nine month period ended June 30, 2010 (number of shares in thousands):

		Weighted
	Number of	Average Grant
	Shares	Date Fair Value
Restricted stock outstanding at September 30, 2008	285	$4.37
Granted	48	3.24
Vested	(173)	4.48
Forfeited	(4)	2.99

Restricted stock outstanding at September 30, 2009	156	3.93
Granted	15	3.00
Vested	(83)	3.67
Forfeited	(2)	3.20

Restricted stock outstanding at June 30, 2010	86	$4.03

The total fair value of shares vested was $0.1 million for each of the three months ended June 30, 2010 and 2009. The total fair value of shares vested during the nine months ended June 30, 2010 and 2009 was $0.3 million and $0.4 million, respectively. There were no restricted stock awards granted during the three months ended June 30, 2010 and 2009. The weighted average grant date fair value of restricted stock awards granted during the nine months ended June 30, 2010 and 2009 was $3.00 and $3.24, respectively.
At June 30, 2010, there was approximately $0.2 million of total unrecognized compensation costs related to restricted stock awards. The Company will recognize this cost over the remaining vesting periods of these awards. The weighted average period over which the costs will be recognized is 1.1 years.
Restricted Stock Units
The Company currently grants restricted units of common stock as part of its long-term incentive compensation to employees. The fair value of restricted stock units is determined based on the closing market price of the Company’s stock on the date of grant. Restricted stock units vest over a period of three years for employees.

The following table summarizes information relating to restricted stock unit activity for fiscal 2009 and the nine month period ended June 30, 2010 (number of units in thousands):

		Weighted
	Number of	Average Grant
	Shares	Date Fair Value
Restricted stock outstanding at September 30, 2008	—	$—
Granted	241	2.00

Restricted stock outstanding at September 30, 2009	241	2.00
Granted	152	2.91
Settled	(200)	2.20
Cancelled:
Expired	—	—
Forfeited	(17)	2.30

Restricted stock outstanding at June 30, 2010	176	$2.53

There were no restricted stock units vested during the three months ended June 30, 2010. The total fair value of restricted stock units vested during the nine months ended June 30, 2010 was $0.6 million.
In February 2010, the Company had a change in control, as defined in the employee RSU agreements, due to the issuance of the Series G preferred stock. This change in control was a triggering event for the acceleration of the vesting and settlement of a portion of the Company’s outstanding restricted stock units. As a result of this acceleration, the Company recognized a charge of $0.2 million.
At June 30, 2010, there was approximately $0.4 million of total unrecognized compensation costs related to restricted stock units. The Company will recognize this cost over the remaining vesting periods of these units. The weighted average period over which the costs will be recognized is 1.8 years.
Note 5. Commitments
Leases
The Company leases its offices, warehouse, and certain office equipment under noncancelable operating leases, which generally have escalating rentals over the term of the lease. The facility leases require that the Company pay a portion of the real estate taxes, maintenance, utilities and insurance.
Approximate future minimum rental commitments, excluding common area costs under these non-cancelable operating leases, as of June 30, 2010 are (in thousands):

Years ending September 30,
2010	$321
2011	851
2012	556
2013	541
2014	551
Thereafter	147

Total	$2,967

Rental expense, including common area costs, was $0.4 million for each of the three months ended June 30, 2010 and 2009. Rental expense, including common area costs, was $1.2 million for each of the nine months ended June 30, 2010 and 2009.
401(k) Plan
The Company has a 401(k) plan covering substantially all U.S. employees and the plan is operated on a calendar year basis. The Company provides an employer matching contribution equal to 50% of an employee’s contribution for employee deferrals of up to 6% of their compensation. Matching contributions were $0.1 million for each of the three months ended June 30, 2010 and 2009. Matching contributions were $0.3 million and $0.2 million for the nine months ended June 30, 2010 and 2009, respectively.
Purchase Commitments
From time to time in the ordinary course of the business the Company enters into purchase commitments for inventory, third party software licenses, etc. We evaluate these commitments on a quarterly basis to assure ourselves that all commitments made will be realized in the ordinary course of business given the terms of the commitment and that no event has occurred that has impaired such commitment. As of June 30, 2010 the Company believes that all commitments made will be achieved over the terms established.
Note 6. Financing Arrangements
Debt obligations consist of the following (in thousands):

	June 30,	September 30,
	2010	2009
Contingent earn out	$179	$—
Senior secured revolving credit facility	—	500
Secured term loan	—	8,000
Capitalized leases	1,070	118

Total debt obligations	1,249	8,618
Less current portion of debt obligations	852	84

Total debt obligations, net of current portion	$397	$8,534

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
In connection with financing the acquisition of Turnpike in December 2009, the Company issued convertible debt totaling $30.2 million. On February 19, 2010, the convertible debt converted into 10,066,663 shares of Series G preferred stock and warrants to purchase 3,019,995 common shares. The convertible debt carried an interest rate of 14% per annum. The interest expense recorded for the nine months ended June 30, 2010 was approximately $0.9 million. The Company used proceeds of the convertible debt for the purchase of Turnpike, pay off the term loan with PFG of $8.0 million and to pay a litigation settlement. The remaining proceeds are being utilized for working capital needs and future growth.
The value of common stock relating to the Turnpike acquisition and related contingent earn outs were treated as debt until shareholder approval was received on February 17, 2010. Subsequently, these amounts were reclassified as equity. These items were re-measured at their fair value at the end of each period and on the date of shareholder approval. Charges for this re-measurement were approximately $2,000 and $0.4 million for the three and nine months ended June 30, 2010. The portion of the earn-out to be settled in cash will continue to be re-measured at fair value at the end of each period until settlement.
In connection with the acquisition of Turnpike, the Company acquired a Master Lease Agreement with Buffalo City Center Leasing, LLC (“BCCL”) effective October 1, 2007 for financing of certain equipment used in the RouteTracker product offerings. The Master Lease Agreement has a term of 3 years with a renewal option for an additional 3 year term. Leases under the Master Lease Agreement have a term of twenty seven months and effective interest rates of between 16.1% and 16.5% with monthly payments including principal and interest. The balance of the Company’s capital lease obligation with BCCL was $1.1 million at June 30, 2010.
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
Series G
In December 2009 in connection with financing the acquisition of Turnpike, the Company issued convertible debt totaling $30.2 million. The convertible debt was converted into 10,066,663 shares of Series G preferred stock on February 19, 2010, subsequent to shareholder approval. Each share of Series G Preferred Stock is convertible into one share of the Company’s common stock. The price per share of Series G Preferred Stock and the conversion price for the common stock is $3.00. The Series G Preferred Stock does not pay a dividend, unless the Company declines to redeem the stock upon demand of the holders after five years from the date of issuance, a change in control, or an Acceleration Event (as defined in the Certificate of Designation of the Series G Preferred Stock). In that case, the Series G Preferred Stock pays a cumulative dividend of 4% of the original issue price per annum on each outstanding share of Series G Preferred Stock (payable in cash). The Series G Preferred Stock has a non-participating liquidation right equal to the original issue price, plus accrued unpaid dividends, which is senior to the Company’s common stock and the Series B, Series C, Series D and Series F Preferred Stock. The Company may redeem the Series G Preferred Stock at its option after five years from the date of issuance at the original issue price, plus accrued unpaid dividends, if the market value of the common stock is at least three times the then effective conversion price for a specified period.
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
The following tables summarize information relating to stock warrants for fiscal 2009 and for the nine month period ended June 30, 2010 (number of warrants in thousands):

			Weighted
		Weighted	Average
	Number of	Average	Remaining
	Warrants	Exercise Price	Life (years)
Warrants outstanding at September 30, 2008	1,995	$3.54	2.6
Granted	407
Cancelled	(461)

Warrants outstanding at September 30, 2009	1,941	3.34	4.0
Granted	3,020
Cancelled	(10)

Warrants outstanding at June 30, 2010	4,951	$3.13	5.3

Note 8. Net Income (Loss) Per Common Share
Basic income (loss) per common share is computed based on the weighted average number of common shares outstanding by dividing net income (loss) applicable to common shareholders by the weighted average number of common shares outstanding for the period. Generally, diluted net income per common share reflects the potential dilution that could occur if securities or other obligations to issue common stock such as options, restricted stock units, warrants or convertible preferred stock, were exercised or converted into common stock that then shared in the earnings of the Company.
Net income (loss) per common share is based on weighted average shares outstanding as summarized in the following table:

	Three months ended		Nine months ended
	June 30,		June 30,
	2010	2009	2010	2009
Numerator:
Net income (loss) to common shareholders	$551	$(62)	$(3,270)	$(1,220)

Denominator:
Weighted average common shares — basic	9,718	8,588	9,170	8,530
Effect of preferred stock	16,316	—
Effect of dilutive options, RSUs, RSAs, and warrants	325	—	—	—

Weighted average common shares — diluted	26,359	8,588	9,170	8,530

Basic earnings (loss) per share	$0.06	$(0.01)	$(0.36)	$(0.14)
Diluted earnings (loss) per share	$0.02	$(0.01)	$(0.36)	$(0.14)

Diluted net loss per common share is equal to basic net loss per common share for the three months ended June 30, 2009 and the nine months ended June 30, 2010 and 2009 because the effect of including such securities or obligations would have been antidilutive.
Potentially dilutive securities representing approximately 7.2 million and 7.5 million shares of common stock outstanding for the three and nine months ended June 30, 2010, respectively, and 4.3 million shares of common stock outstanding for both the three and nine months ended June 30, 2009 were excluded from the computation of diluted earnings per share because their effect would have been antidilutive.

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
What we believe to be the most critical of these policies and methods are described in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Company’s Annual Report on Form 10-K for the year ended September 30, 2009. Management made no changes to the Company’s critical accounting policies during the quarter ended June 30, 2010.
Results of Operations for the three and nine months ended June 30, 2010 and 2009
The following table sets forth detail related to revenue, cost of goods sold, and gross margins:

	For the Three Months Ended		For the Nine Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Software
Revenue	$11,586	$8,976	$33,194	$25,441
Cost of goods sold	2,988	2,495	8,676	7,258

Gross margin	$8,598	$6,481	$24,518	$18,183
Gross margin %	74.2%	72.2%	73.9%	71.5%

Systems
Revenue	$5,385	$6,804	$17,176	$19,215
Cost of goods sold	5,004	6,470	16,541	16,725

Gross margin	$381	$334	$635	$2,490
Gross margin %	7.1%	4.9%	3.7%	13.0%

Services
Revenue	$983	$1,809	$3,212	$4,471
Cost of goods sold	920	1,120	2,452	2,960

Gross margin	$63	$689	$760	$1,511
Gross margin %	6.4%	38.1%	23.7%	33.8%

Total
Revenue	$17,954	$17,589	$53,582	$49,127
Cost of goods sold	8,912	10,085	27,669	26,943

Gross margin	$9,042	$7,504	$25,913	$22,184
Gross margin %	50.4%	42.7%	48.4%	45.2%

Revenue
Total revenue increased 2 percent to $18.0 million for the three months ended June 30, 2010 compared to $17.6 million for the same period in fiscal 2009. For the nine months ended June 30, 2010, total revenue increased 9 percent to $53.6 million compared to $49.1 million for the same period in fiscal 2009. Software revenue, including monthly subscriptions from XATANET and RouteTracker solutions, and monthly fees from MobileMax and OpCenter product lines, increased 29 percent to comprise 65 percent of total revenue for the three months ended June 30, 2010 compared to 51 percent for the same period in fiscal 2009. For the nine months ended June 30, 2010 software revenue increased 31 percent to comprise 62 percent of total revenue compared to 52 percent for the same period in fiscal 2009. . The growth in software revenue reflects an increase in the number of subscriptions, strong customer renewal, the launch of new software functionality and the acquisition of Turnpike subscriptions.
Systems revenue, which includes hardware, warranty, repair, and activation revenue, decreased 21 percent to comprise 30 percent of total revenue for the three months ended June 30, 2010 compared to 39 percent for the same period in fiscal 2009. For the nine months ended June 30, 2010, systems revenue decreased 11 percent to comprise 32 percent of total revenue compared to 39 percent for the same period in fiscal 2009. The decline in systems revenue has been impacted by lower system sales in the private fleet segment as some customers migrate to lower priced systems and the increase in the use of hand held components purchased by the customer directly from a third party as part of the system.
Services revenue, which includes training, implementation, installation, and professional service revenue, decreased 46 percent and comprise 5 percent of total revenue for the three months ended June 30, 2010 compared to 10 percent for the same period in fiscal 2009. For the nine months ended June 30, 2010, services revenue decreased 28 percent and comprised 6 percent of total revenue compared to 9 percent for the same period in fiscal 2009. Services revenue was impacted by a decrease in installation revenue.
On an organic basis, overall revenue declined 8 percent for the three months ended June 30, 2010 over the same period in fiscal 2009. This decline was driven by a 29 percent decrease in our lower margin systems. For the nine months ended June 30, 2010, revenue remained flat on an organic basis compared to the same period in fiscal 2009. On an organic basis, software revenue grew by 12 percent and 17 percent for the three and nine months ended June 30, 2010, respectively, compared to the same periods in fiscal 2009.
Cost of Goods Sold and Gross Margin
Cost of software. Cost of software consists of communication, hosting costs, depreciation of rental units, and direct personnel costs related to network, infrastructure, and RouteTracker customer support. Cost of software increased 20 percent for the each of three and nine months ended June 30, 2010, respectively, compared to the same periods in fiscal 2009 supporting software revenue growth of 29 percent and 31 percent over the same periods. Software gross margin improved 2 percentage points for each of the three and nine months ended June 30, 2010, respectively, compared to the same periods in fiscal 2009. The margin improvement was driven by the increased number of software subscriptions.
Cost of systems. Cost of systems consists of the direct product costs, warranty costs, product repair costs, and direct personnel costs related to XATANET and MobileMax technical support. Cost of systems decreased 23 percent and 1 percent for the three and nine months ended June 30, 2010, respectively, compared to the same periods in fiscal 2009 supporting systems revenue decreases of 21 percent and 11 percent over the same periods. Systems gross margins increased 2 percentage points for the three months ended June 30, 2010 compared to the same period in fiscal 2009 as a result of improved product quality resulting in lower warranty costs. Systems gross margins decreased 9 percentage points for the nine months ended June 30, 2010 compared to the same period in fiscal 2009 as a result of lower margins on new units sales and additional costs related to end of life components.
Cost of services. Cost of services consists of third party vendor costs and direct costs related to service personnel. Cost of services decreased 18 percent and 17 percent for the three and nine months ended June 30, 2010, respectively, compared to the same periods in fiscal 2009. Service gross margins decreased 32 and 9 percentage points for the three and nine months ended June 30, 2010, respectively, compared to the same periods in fiscal 2009. Service margins were impacted by a decrease in higher margin installation activity.
Selling, General and Administrative Expenses
Selling, general and administrative expenses consist of employee salaries in our executive, sales, client management and administration functions, sales commissions, marketing and promotional expenses, administrative and facilities costs, and professional fees. Selling, general and administrative expenses were $6.6 million or 37 percent of revenue for the three months ended June 30, 2010 compared to $5.7 million and 32 percent of revenue for the same period in fiscal 2009. The increase in selling, general and administrative expenses as a percentage of revenue was driven by $0.3 million of additional amortization expense associated with the Turnpike acquisition and $0.6 million in selling costs associated with our Turnpike product line. Selling, general, and administrative expenses excluding Turnpike acquisition costs were flat on a year over year basis. Selling, general and administrative expenses were $19.7 million or 37 percent of revenue for the nine months ended June 30, 2010 compared to $17.4 million and 35 percent of revenue for the same period in fiscal 2009.
Research & Development Expenses
Research and development expenses consist of employee salaries and expenses related to development of software and systems. Research and development expenses were $1.8 million or 10 percent of revenue for the three months ended June 30, 2010 compared to $1.4 million or 8 percent of revenue for the comparable period in fiscal 2009. Research and development expenses were $4.7 million or 9 percent of revenue for the nine months ended June 30, 2010 compared to $4.2 million or 9 percent of revenue for the comparable period in fiscal 2009. Research and development expenses increased as we continue to invest in improvements to our current solutions and future functionality and the impact of the Turnpike acquisition.
Acquisition Related Costs
In connection with the acquisition of Turnpike, the Company incurred costs of $0.8 million of direct out-of-pocket costs for the nine months ended June 30, 2010. In accordance with ASC 805 — Business Combinations, the Company expensed these costs as incurred as period costs.
Interest Expense on Financing Activities
There was no interest expense on financing acitivities recorded for the three months ended June 30, 2010. Interest expense on financing acitivities recorded for the nine months ended June 30, 2010 was approximately $1.4 million, which included interest related to the convertible debt of $0.9 million and the write off of the unamortized balance of prepaid financing fees of $0.5 million associated with the retirement of several debt facilities.

Acquisition Related Interest and Mark to Market Expense
The fair value of the common shares and contingent earn out was recorded as long term obligations of the Company prior to shareholder approval. These items were re-measured at their fair value at the end of each period and on the date of shareholder approval. Charges for this re-measurement were approximately $2,000 and $0.4 million for the three and nine months ended June 30, 2010, respectively.
Net Interest and Other Expense
Net interest and other expense decreased $0.3 million to $0.1 million for the three months ended June 30, 2010, compared to $0.4 million for the comparable period in fiscal 2009. Net interest and other expense decreased $0.7 million to $0.4 million for the nine months ended June 30, 2010, compared to $1.1 million for the comparable period in fiscal 2009. This decrease was driven by the retirement of several debt facilities.
Income Taxes
No income tax benefit or expense was recorded for the nine months ended June 30, 2010 and 2009 as the result of operating losses. The Company does not have objectively verifiable positive evidence of future taxable income as prescribed by ASC 740 — Income Tax. Accordingly, we concluded that a full valuation allowance was appropriate. Realization of deferred tax assets is dependent on future taxable income during the periods when deductible temporary differences and carryforwards are expected to be available to reduce taxable income. The amount of the net deferred tax asset considered realizable could be increased in the future if we return to profitability and actual future taxable income is higher than currently estimated. At September 30, 2009, we had federal net operating loss carryforwards of approximately $44.6 million.
The Company implemented the provisions of ASC 740 related to uncertain tax positions, effective October 1, 2007. The impact of the adoption on the Company’s consolidated financial statements was not material and no cumulative effect adjustment was recorded to the October 1, 2007 balance of accumulated deficit.
Net Income (Loss) to Common Shareholders
The Company incurred net income (loss) to common shareholders of $0.6 million and $(0.1) million for the three months ended June 30, 2010 and 2009, respectively, and $(3.3) million and $(1.2) million for the nine months ended June 30, 2010 and 2009, respectively. Net income (loss) to common shareholders reflect preferred stock dividends and preferred stock deemed dividends of $0.1 million for each of the three months ended June 30, 2010 and 2009, respectively, and $1.8 million and $0.7 million for the nine months ended June 30, 2010 and 2009, respectively. For the nine months ended June 30, 2010, preferred stock deemed dividends includes $1.7 million related to beneficial conversion associated with the issuance of Series G preferred stock. For the nine months ended June 30, 2009, preferred stock deemed dividends includes $0.5 million related to beneficial conversion associated with the issuance of Series F preferred stock.
Liquidity and Capital Resources
As of June 30, 2010, the Company held $15.6 million in cash and cash equivalents and had working capital, which is total current assets less total current liabilities, of $14.6 million. At September 30, 2009, there was $3.4 million in cash and cash equivalents, and working capital of $3.3 million. Working capital increased by $10.5 million due to proceeds from the issuance of convertible debt net of amounts paid for the acquisition of Turnpike, patent litigation settlement, and retirement of two secured credit facilities.

Operating activities provided cash of $3.4 million and $2.3 million during the nine months ended June 30, 2010 and 2009, respectively. Cash provided by operating activities increased compared to the same period in fiscal 2009 due to improved earnings and decreased inventory offset by the payment of the patent litigation settlement, acquisition related costs, an increase in accounts receivable, and a decrease in deferred revenue.
Cash used in investing activities was $11.5 million for the nine months ended June 30, 2010 as the result of the acquisition of Turnpike and planned fixed asset expenditures.
Cash provided by financing activities of $20.3 million for the nine months ended June 30, 2010 included $29.6 million of proceeds from the convertible debt net of fees offset by the pay off of the Silicon Valley Bank (“SVB”) line of credit of $0.5 million and the Partner’s for Growth II, L.P. (“PFG”) term loan of $8.0 million.
The Company believes our existing funds and vendor terms will provide adequate cash to fund operating needs for the foreseeable future. However, it may be necessary to obtain additional funding in order to execute our growth strategy.
Our Series B Preferred Stock prohibits payment of dividends to the holders of any other capital stock unless and until the Company has paid dividends accrued on the Series B Preferred Stock, which pays a cumulative dividend of 4% of the original issue price per annum (payable semi-annually) on each outstanding share of Series B Preferred Stock. At the option of the Series B Preferred Stock holders, such dividends are payable in additional shares of Series B Preferred Stock or cash. During the nine months ended June 30, 2010 and 2009, 81,000 and 78,000 shares, respectively, of Series B Preferred Stock have been issued for payment of accrued dividends.
Recently Issued Accounting Standards
See Note 1 in the Notes to Consolidated Financial Statements located in Part I, Item 1 of this Report.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures and Internal Control over Financial Reporting
On June 30, 2010, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Rule 13a-15(e)). In accordance with the Securities and Exchange Commission’s published guidance, the Company’s assessment of internal control over financial reporting excluded the December 4, 2009 acquisition of Turnpike, which represents approximately 10 percent and 8 percent of revenue for the three and nine months ended June 30, 2010, respectively. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) accumulated and communicated to the Chief Executive Officer and Chief Financial Officer to allow timely decisions regarding required disclosure.
There were no changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
XATA and its wholly owned subsidiary, Geologic Solutions, Inc have been named as one of nine defendants in a lawsuit in the United States District Court, Western District of North Carolina, Asheville Division (1:09 cv 449). The plaintiffs alleges against XATA and Geologic that Geologic created an unsafe product that permitted drivers to send and/or receive text messages while the vehicle is in motion. The plaintiffs claim damages in a nonspecific amount, but exceeding $75,000. On May 26, 2010 the assigned U.S. Magistrate recommended that the case be dismissed. That Order has been appealed to the District Judge by plaintiffs and the parties are awaiting the Court’s order.
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

Dated: August 13, 2010	XATA Corporation (Registrant)
	by:	/s/ Mark E. Ties
Mark E. Ties
Chief Financial Officer (Signing as Principal Financial and Accounting Officer, and as Authorized Signatory of Registrant)