Form 10-K
period 2010-09-30
XATA CORP /MN/
filed 2010-12-13
CIK 854398

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
For the transition period from________ to ________
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
     As of March 31, 2010, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $21,800,000 based on the last transaction price as reported on the Nasdaq Capital Market on such date. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purposes.
     The number of shares of common stock outstanding on December 1, 2010 was 9,816,411.
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
Forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from those in such statements. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to, the risk factors described in Item 1A of Part I of this Report, as updated or supplemented by risk factors described in future documents we file with the SEC (including reports on Form 10-Q and 8-K). The performance of our business and our securities may be adversely affected by these factors and by other factors common to other businesses and investments, or to the general economy. You should consider these factors with caution and form your own independent conclusions about the likely effect of these factors on any forward-looking statement and on our future performance in general. Forward-looking statements speak only as of the date on which such statements are made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made.
PART I

Item 1. Business
About XATA
We are one of the leading providers of fleet management solutions to the transportation industry. Our innovative technologies and value-added services are intended to enable customers to optimize the utilization of their assets and enhance the productivity of fleet operations across the entire supply chain, resulting in decreased costs, improved compliance with U.S. Department of Transportation (DOT) regulations, increased competitive advantage and enhanced customer service.
Founded in 1985, XATA has leveraged over 25 years of experience developing solutions for North America’s premier trucking fleets. That knowledge has resulted in a clear understanding of the features and functions that matter most to transportation executives, fleet operators and drivers.
We were the first company to provide completely paperless electronic logs, exception-based management reporting and learned standards for accurate business intelligence. Our products integrate our customers’ enterprise-based software solutions with GPS (global positioning systems)-based mobile technology through the use of real-time communications to provide our private and for-hire fleet customers an enterprise logistics management solution.
•	Our first-generation products, introduced in the early 1990s, included our revolutionary touch-screen Driver Computer and PC-based Fleet Management System software. Valuable data was downloaded from driver computers to the fleet management system host software in batch mode via our patented driver key for compliance reporting and analysis.

•	In 1999, we introduced OpCenter, a Microsoft Windows-based customer-hosted system that can manage multiple operation centers and users over a wide area network.

•	In 2004, we introduced XATANET, our next-generation Web-based software as a service (SaaS) solution. We continue to invest in product enhancements and additional software applications to ensure that XATANET continues to meet the needs of our customers. We believe that the XATANET platform enables us to service approximately 3.2 million medium and heavy duty vehicles in the private fleet transportation market.

•	In 2008, XATA completed its acquisition of GeoLogic Solutions, Inc., which provides the commercial trucking industry through the MobileMax solution with wireless asset management solutions in the for-hire segment of the over-the-road transportation sector. We intend to migrate the functionality acquired as part of this acquisition into our XATANET platform.

•	In 2009, we acquired Turnpike Global Technologies, Inc. and Turnpike Global Technologies LLC (combined “Turnpike”). Turnpike’s low-investment solution allows us to continue our growth strategy by expanding our addressable market to include any size fleet in North America and expanding into additional key vertical markets, such as Less Than Truckload (LTL), beverage and general freight.
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
We believe the following trends continue to impact the trucking industry, resulting in increasing competitive pressures and demand for mobile information technology:
•	Increased operating costs: Driver salaries, fuel, insurance and other operating costs continue to increase. Recent challenging economic conditions have also increased the need for cost-saving efforts. These trends encourage operators to utilize onboard information systems and fleet management solutions to control costs and more effectively manage their fleets in order to optimize asset utilization.

•	Government regulations: DOT driver log requirements have become more stringent. The Federal Motor Carrier Safety Administration (FMCSA), an administration within the DOT, implemented rules in January 2004, tightening driver work limitations. These rules were challenged in federal court and then revised rules effective October 1, 2005. On November 19, 2008, the FMCSA published a final rule adopting the provisions of its December 17, 2007, interim final rule on the hours-of-service rules. The final regulation dictates the number of driving and resting hours required of drivers. This rule was challenged in court by groups such as Public Citizen, and FMCSA has been required to develop and produce alternatives to this rule.

On April 5, 2010 FMCSA released the final regulation for the use of Electronic Onboard Recorders (EOBR’s) to increase hours-of-service compliance and compliance-related highway safety, 49 CFR 395.16. The initial regulation was modified in September of 2010 on two technical aspects — the removal of the +85C to -40C operating temperature limits and allowing for a Type “A” USB connector. The FMCSA would like to mandate the use of EOBR’s for drivers with poor safety records, while providing additional incentives for those who will switch voluntarily. The current criteria is one inspection of 10% or greater non-compliance will require the installation of EOBR devices for two years. There is additional movement to expand an overall mandate for the use of EOBRs in the Commercial Carrier industry.

Additionally, states require trucks to pay state fuel taxes based on the amount of fuel consumed in their state. To comply with these regulations, drivers must record state border crossing and fuel purchase information. Many long haul vehicles cross up to 25 state borders per week, resulting in significant paperwork for the driver, the clerical staff of the carrier and the processor of the carrier’s fuel tax returns. In order to comply with these requirements, records must be maintained at the fleet home base as well as at the carrier’s headquarters. Records must also be readily available for federal regulators to review fuel tax compliance. Our systems are designed to automate compliance with each of these regulatory requirements. This year IFTA has conducted a review of technologies deployed that accumulate miles for fuel tax reporting. There is not a firm understanding of the actions resulting from the outcome of the study.

In July of this year the FMCSA issued a formal Policy and Guidance requiring fleets to maintain GPS records once an hour while the vehicle is in motion to be used in DOT audits for Hours of Service Compliance. This Policy was directed at Fleets that use Mobile Communication systems and not EOBR.

Furthermore, there is increased pressure, by a variety of federal and state government agencies, to implement environmental, “green” regulations to reduce the country’s carbon footprint and greenhouse gas emissions. Policies that may be favored by environmental concerns include a national speed limit of 65 miles per hour for all trucks, decreased idling, reducing highway congestion and other policies that seek to get more value out of every gallon of fuel burned. In order to comply with any such requirements, records will need to be maintained and be available for federal and state regulators to review. Our systems can help with the monitoring of these types of environmental components. Many of the Mid Atlantic states have issued regulations prohibiting idling of the commercial vehicles for any reason.

Additionally, various state and federal statues and rules have focused on the concerns over distracted driving and the use of electronic devices while a vehicle is in motion. The use of texting devices has been specifically targeted by these rules. To date no proposed rules have limited or prohibited the use of our products.

Further, FMCSA launched a major new initiative, Comprehensive Safety Analysis (CSA) 2010 which is a new operational model designed to help the agency carry out its compliance and enforcement programs more efficiently and effectively. Currently, the safety fitness rating of a motor carrier is determined based on the results of a very labor intensive compliance review conducted at the carrier’s place of business. Aside from roadside inspections and new audits, the compliance review is the Agency’s primary intervention. Under CSA 2010, FMCSA will implement a broader array of progressive interventions, some of which allow FMCSA to make contact with more carriers. Through this rulemaking FMCSA would establish safety fitness determinations based on safety data consisting of crashes, inspections, and violation history rather than the standard compliance review. This will enable the Agency to assess the safety performance of a greater segment of the motor carrier industry with the goal of further reducing large truck and bus crashes and fatalities. A significant portion of the data used for these carrier ratings is gathered and stored by our products.
•	New technologies: New technologies are continuing to be offered throughout the industry, leaving customers with an increasing desire for expanded functionality in an affordable and simple fleet management solution.

•	Safety and security concerns: Since the terrorist attacks of September 11, 2001, public authorities and fleet operators have become more acutely interested in technology solutions to increase the safety and security of their drivers and cargo. This is especially true for companies transporting petroleum products and other hazardous loads.

•	Mobile technology: As companies increasingly rely on just-in-time inventory management and seek to control and monitor inventories throughout their entire supply chain, they demand better service and increased capabilities from their trucking operators and vendors. In addition, as companies increasingly adopt mobile technologies, including the internet, to reduce communication costs, paperwork and processing times, trucking operators are adopting technology to comply with the operating processes and systems of their customers. This trend encourages integration of mobile technology with the host information systems of trucking fleet operators.
Our Products and Services
XATA provides a total fleet optimization solution, including software, systems and services. XATANET and XATA Turnpike are software-as-a-service (SaaS) solutions for which XATA receives a monthly per-truck subscription fee. MobileMax is a customer-hosted solution whose software revenue is derived from monthly per-truck communications service fees.
XATANET Fleet Management Solution
XATANET is a powerful, advanced, yet user-friendly, SaaS solution used by manufacturing, grocery, food service, distribution, petroleum and other operators of trucking fleets to obtain information to help them reduce fuel costs, increase operational efficiencies, enhance customer service and improve safety and compliance.
As a SaaS solution, XATANET is used by its customers over the Internet and customers pay a monthly subscription fee. The benefits of XATA’s SaaS delivery model is a reduction in customers’ in-house IT hardware and software needs, faster implementation time compared to on-site products, automatic upgrades to the most current software levels and access to fleet data via a web browser anywhere, anytime.
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
XATANET is ideal for organizations that seek to eliminate the startup costs and lengthy implementation times typically associated with fleet management solutions. XATANET also allows fleets of all sizes to install, utilize and pay for only those applications that benefit their organization today, gaining immediate value at a lower cost of entry, while retaining the ability to expand their use as their fleet operations evolve.
MobileMax Fleet Management Solution
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
XATA Turnpike Fleet Management Solution
XATA Turnpike is a PDA-based SaaS solution that enables XATA to serve any size fleet that requires a simple, low investment solution. XATA Turnpike has expanded our addressable market to include key vertical markets such as Less Than Truckload (LTL) and beverage, where XATA Turnpike meets specific customer needs.
XATA Turnpike is unique in that it does not contain an embedded modem. Most onboard fleet management systems utilize an expensive, in-cab system dependent on a cellular or satellite communication platform to transmit data, while XATA Turnpike uses PDA based communication devices via Bluetooth as its wireless communication tool. XATA Turnpike interacts with various handheld devices, such as smartphones and mobile phones, thus eliminating upfront hardware costs.
Professional Services
XATA offers an array of professional IT and consultation services: solution implementation, driver and back-office training, best-practice-operations consulting and building custom reports on an ad-hoc basis for customers.
•	Implementation services include project management, website setup and configuration, best-practice recommendations, data integration and software implementation.

•	Training services include online training, on-site training and one-on-one training for fleet management and drivers.

•	Best-practice consulting includes examining a customer’s fleet operations and making recommendations for improvements.

•	XATA’s custom reporting service allows customers to have specialized reports created for their specific operations, beyond the suite of standard reports already offered by the various solutions.

Target Markets
There are approximately 8.9 million commercial trucks operating in North America, of which 6.6 million are operated by private fleets and 1.5 million are operated by for-hire carriers. Our current customers include both private and for-hire fleets with heavy-duty trucks, and we believe that our fleet management products will enable us to further penetrate each of these segments of the commercial truck industry.
Our XATANET solution offers a robust enterprise functionality experience that meets the needs of a large portion of the private-fleet market, including smaller fleets, large decentralized fleets and fleets in various vertical markets that require that type of functionality. In the private fleet market of 6.6 million commercial trucks, we estimate 3.2 million vehicles are in our target market for the XATANET solution.
The MobileMax solution addresses the overall needs of the 1.5 million trucks operating in the for-hire fleet sector, which includes large, decentralized fleets and regionalized medium-size fleets.
The XATA Turnpike solution offers a low-investment model that can be utilized by private or for-hire fleets from a single truck operation to large fleets. We believe this solution addresses the overall needs of the 8.9 million commercial trucks in North America.
Other Markets
Within the private and for-hire fleets, XATA targets several vertical markets, including food products and food distribution, manufacturing, retail, and oil and gas. Our acquisition of Turnpike also opens up some new vertical markets, including beverage, construction and mining, small package/LTL and utilities, as well as some other types of services companies.
Major Customers
Our systems have been installed in over 111,000 trucks in North America, and our customers include Fortune 500 companies and other large organizations, such as Bradco Supply, Core-Mark International, CVS Pharmacy, Dean Foods, Kellog’s, Oldcastle Inc., Reyes Holdings, Sysco, US Foodservice, and xpedx (a division of International Paper Company.).
We had one individual customer in fiscal 2010 that accounted for approximately 14.1 percent of our revenue, as the result of significant system sales. However, no individual customer accounted for more than 10.0 percent of our software revenue, which includes monthly subscriptions from our XATANET and XATA Turnpike solutions and monthly fees from our MobileMax product line in fiscal 2010.
Sales and Marketing
We sell our products in two ways: direct sales and channel sales.
Direct Sales
Our direct-sales force includes national and regional sales account executives who sell our subscription and communication-based fleet management solution primarily to fleet operators and logistics providers. Our national sales executives are supported by sales consultants, as well as by client management and professional services departments. All members of these departments are professionals with a strong working knowledge of our systems and software, and they have experience integrating our solutions with various types of fleets. We believe the level of service we provide to our customers is unique in the industry and a key competitive advantage in securing new customers and retaining existing ones.
Channel Sales
We work closely with Verizon Wireless, Sprint, Rogers Wireless and other communication providers to sell our products to fleets of all sizes and types. Our channel-sales force includes regional and channel sales account executives who work in tandem with partner sales executives to sell our XATA Turnpike solution.
We focus our direct and channel sales forces along with our marketing efforts on companies operating fleets of all sizes within vertical markets that have experienced significant benefits from our solutions. These vertical markets include food distribution, petroleum production and marketing, manufacturing, retail/wholesale delivery and government.
We also use a combination of integrated marketing activities, including advertising, public relations, trade shows and web-based campaigns, to gain exposure within our target markets. We exhibit our products at selected industry conferences to promote brand awareness, and we actively pursue speaking opportunities at industry trade shows and industry association forums for our management staff, as well as for customers who have gained efficiencies in fleet operations using our technology.
Competition
Competition in fleet management for the trucking industry continues to increase at a quick pace. XATA and its key competitors compete primarily on the basis of functionality, ease of use, quality, price, service availability and corporate financial strength.
As the demand for fleet management solutions increases, the quality, functionality and breadth of competing products and services continue to improve. The adoption of industry standards helps existing and new competitors, including XATA, to advance the adoption of fleet management systems and increase market penetration.
Key Alliances and Relationships
We continue to establish relationships with third parties with the intent of increasing the deployment of our solutions. We believe that establishing these strategic relationships will facilitate our technological leadership and increase our access to new customers. Some of our existing relationships include:
Communication Providers
We have established relationships with Sprint/Nextel (Sprint) and Orbcomm LLC (Orbcomm) to provide wireless connectivity between our subscribers and our XATANET host system. We contract directly with Sprint and Orbcomm for the provision of wireless communications, which are bundled with our XATANET solutions.
Our MobileMax systems use AT&T and Mobile Satellite Ventures, whose parent company is LightSquared, to provide communications between our users and the MobileMax host.
The XATA Turnpike solution can utilize various communications providers, including Verizon Wireless and Sprint in the United States and Rogers Wireless in Canada.
Manufacturers
We have relationships with several manufactures to provide the system components that are required for our solutions. All of our manufacturers have entered into confidentiality agreements with respect to our proprietary technology. While current vendors are meeting the Company’s quality and performance expectations, the Company believes that a disruption in the supply of any major component which are each supplied by separate, single manufacturer, would affect the Company’s ability to deliver finished goods and replacement parts.

Third-party Applications
We have relationships with companies who provide a variety of applications that can be integrated with XATA’s solution to provide our target market with an expanded solution, including dispatch, routing, training, fleet management. These companies include ALK Technologies, McLeod Software, TMW Systems, and others. In general, we seek relationships with third-party providers to extend the benefits of our solutions throughout our customer’s supply chain.
Patents, Trademarks, and Copyrights
XATA®, XATANET®, MobileMax™, and Turnpike® are trademarks registered with the United States Patent and Trademark office. All computer programs, report formats, and screen formats are protected under United States copyright laws. In addition, we possess several design patents issued by the United States Patent and Trademark Office that covers various aspects of our technology.
Research and Development
In fiscal 2010 and 2009, we spent approximately $6.5 million and $5.5 million, respectively, on research and development activities. We concentrate our research and development activities on solutions or additional functionality that meet our customers’ current and anticipated future needs. To enhance our existing solutions and to introduce new solutions to our existing and potential customers, we focus on the following key areas:
•	SaaS Infrastructure. We intend to continue to improve our SaaS infrastructure to meet the increasing needs of our expanding customer base and the associated increase in transactions. Also, we will continue to monitor and analyze the infrastructure’s capacity and ability to meet the service level requirements of our customers.

•	Application Software. XATA intends to continue developing our software applications by enhancing current offerings, adding functionality and integrating with additional third-party solutions. Recent enhancements and additional functionality includes integrated navigation specifically for professional truck drivers, Speed Management, Fleet Performance Management, integration to industry-standard handheld devices and third-party fleet management software, and several advancements to our fleet-data reporting and analytic capabilities.
Employees
As of September 30, 2010, our staff included 200 full time employees in research and development, information services, sales and marketing, customer support, administrative, finance, purchasing and warehousing. No Company employees are represented by labor unions or are subject to a collective bargaining agreement.
Item 1A. Risk Factors
We do not have a long or stable history of profitable operations. The Company’s net losses to common shareholders for the fiscal years 2010 and 2009 were $3.2 million and $2.8 million, respectively. The respective periods’ net losses were $1.3 million and $2.1 million. Additional amounts of $1.9 million and $0.7 million, resulting from beneficial conversion charges and preferred stock dividends increased such respective period losses to the aforementioned levels of net losses to common shareholders.
Our existing customers might cancel contracts with us, fail to renew contracts or fail to purchase additional services and products. We sell large orders to individual fleets and may be dependent upon a few major customers each year whose volume of purchases is significantly greater than that of other customers. As we continue to grow our existing customer base this risk will lessen, but until such time we are still dependent on our installed customer base for our recurring revenues, which is a significant portion of our overall revenue. Our private fleet and for- hire customers historically have renewed at a high rate. Notwithstanding these retention rates, if our customers cancel existing contracts, fail to renew their service contracts or fail to purchase additional services or products, then our revenues could decrease and our operating results could be adversely affected.
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
We have a limited number of products and those products are concentrated in one industry. Although our systems have potential applications in a number of industries, to date we have targeted only the trucking segment of the transportation industry. If this market segment experiences a downturn that decreases our sales, the development of new applications and markets could take several months or longer, and could require substantial funding. In addition, our future success is dependent in part on developing and marketing new software applications. We cannot assure that new applications can be successfully developed or marketed in a timely manner.
We are dependent on key contract manufacturers. We use a variety of product and engineering vendors, a small number of which are critical to our business. The Company’s continued growth could place an increasing strain on these vendors and the loss of key contract manufacturers in a period of rapid growth could adversely affect our financial condition and operating results.
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
We depend on wireless communication networks owned and controlled by others. If we are unable to deliver continued access to communication services with sufficient capacity, our revenues could decrease. Our ability to grow and achieve profitability depends on the ability of satellite and digital cellular wireless carriers to provide sufficient network capacity, reliability and security to our customers. Even where wireless carriers provide coverage to entire regions, there are occasional lapses in coverage. These effects could make our services less reliable and less useful, and customer satisfaction could suffer. Our financial condition could be seriously harmed if our wireless carriers were to increase the prices of their services, or to suffer operational or technical failures.
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
Our industry is subject to significant and increasing regulations that could impact our product offerings. Both our industry, and the trucking industry that serves as our customer base, are subject to numerous legal, legislative and regulatory rules that place mandates on many aspects of the businesses, including the collection and maintenance of data, operational and safety requirements of products and methods of reporting driver and vehicle information. If new rules, regulations or laws are created that make our products or services less valuable or unauthorized we could lose customers and revenue or be required to spend additional capital to gain compliance.
Third parties may claim we infringe their intellectual property rights. Many participants in the technology industry, as well as third parties that have obtained patent rights, have regularly demonstrated a readiness to take legal action based on allegations of patent and other intellectual property infringement. Accordingly, we may be subject to claims that our products infringe on the intellectual property rights of others. Any such claim, whether valid or not, may be time consuming and expensive to defend. Such claims or litigations could require us to stop selling the affected products, redesign those products to avoid infringement, or obtain a license, all of which would be costly and harm our business. The Company is currently named as one of many defendants in a patent infringement lawsuit. We have been able to reach settlement agreements in past cases.
Technology Crossover Ventures (“TCV”), JDSTG and Trident Capital, who are represented on our Board of Directors, individually and together own enough stock to exert significant influence over XATA. As of December 13, 2010, beneficial ownership of Common Stock, as reported in our definitive proxy statement for the Annual Meeting of Stockholders, held by TCV was approximately 52.9 percent, by JDSTG was approximately 20.2 percent and by Trident Capital was approximately 43.8 percent of our common stock. In addition, JDSTG is entitled to nominate up to three representatives to our Board of Directors, and both TCV and Trident is entitled to each elect up to two representatives. Both TCV and Trident are entitled to vote their Preferred Stock as if converted to common stock and to vote as a separate class (to the exclusion of the holders of common stock) on the election of its two director nominees. Each of TCV, JDSTG and Trident benefit from certain restrictive covenants of XATA in connection with their equity investments in the Company. The combination of stock ownership and Board of Director representation enables these shareholders, individually and together, to a greater degree, to exercise significant influence over the Company.
We may need additional capital. If we do not generate anticipated cash flow to support our anticipated inorganic growth, our predictions regarding cash needs may prove inaccurate and we may require additional financing. During fiscal year 2010, the Company raised $30.2 million in convertible debt, which was used towards the purchase of Turnpike and to pay off the term loan with PFG of $8.0 million and the litigation settlement. Subsequent to shareholder approval in February 2010, the convertible debt was converted into shares of Series G Preferred Stock. The remaining proceeds will be utilized in working capital needs and future growth. We believe our current capital structure and predicted future cash flows from operations will be adequate to meet our operating and organic growth needs.

If our common share price decreases to a level such that the fair value of our net assets is less than the carrying value of our net assets, we may be required to record additional significant non-cash charges associated with goodwill impairment. We account for goodwill in accordance with Accounting Standards Codification (ASC) 350-20, Intangibles — Goodwill and Others. ASC 350-20, among other things, requires that goodwill be tested for impairment at least annually. We have designated July 1 as the date for our annual impairment test. Although the results of our testing on July 1, 2010, indicated no evidence of impairment, should the fair value of our net assets, determined by our market capitalization, be less than the carrying value of our net assets at future annual impairment test dates, we may have to recognize goodwill impairment losses in our future results of operations. This could impair our ability to achieve or maintain profitability in the future.
Fair value assessments of our intangible assets required by GAAP may require us to record significant non-cash charges associated with intangible asset impairment. A significant portion of our assets are intangibles relating to customer relationships and technology. We amortize these assets on a straight-line basis over their estimated lives. We review the carrying value of these assets at least annually, or more frequently if unusual events or market conditions warrant, for evidence of impairment. In accordance with ASC 360-10, Property, Plant, and Equipment — Overall, an impairment loss is recognized when the estimate of undiscounted future cash flows generated by such assets is less than the carrying amount. Measurement of the impairment loss is based on the present value of the expected future cash flows. Future fair value assessments of intangible assets may require impairment charges to be recorded in the results of operations for future periods. This could impair our ability to achieve or maintain profitability in the future.
We may issue additional stock without shareholder consent. We have authorized 100,000,000 shares of common stock, of which 9,816,411 shares were issued and outstanding as of December 1, 2010. The Board of Directors has authority, without action or vote of the shareholders, to issue all or part of the authorized but unissued shares. Additional shares may be issued in connection with future financing, acquisitions, employee stock plans, or otherwise. Any such issuance will dilute the percentage ownership of existing shareholders. We are also currently authorized to issue up to 50,000,000 shares of preferred stock. As of December 1, 2010, 2,126,362 shares of Series B Convertible Preferred Stock, 1,269,036 Series C Convertible Preferred Stock, 1,566,580 shares of Series D Convertible Preferred Stock, 1,355,857 shares of Series F Convertible Preferred Stock, and 10,066,663 shares of Series G Convertible Preferred Stock were issued and outstanding. The Board of Directors can issue additional preferred stock in one or more series and fix the terms of such stock without shareholder approval. Preferred stock may include the right to vote as a series on particular matters, preferences as to dividends and liquidation, conversion and redemption rights and sinking fund provisions. The issuance of preferred stock could adversely affect the rights of the holders of common stock and reduce the value of the common stock. In addition, specific rights granted to holders of preferred stock could be used to restrict our ability to merge with or sell our assets to a third party.
Our directors’ liability is limited under Minnesota law and under certain agreements. Our Articles of Incorporation, as amended and restated, state that our directors are not liable for monetary damages for breach of fiduciary duty, except for a breach of the duty of loyalty, for acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, for dividend payments or stock repurchases illegal under Minnesota law or for any transaction in which the director derived an improper personal benefit. In addition, our bylaws provide that we shall indemnify our officers and directors to the fullest extent permitted by Minnesota law for all expenses incurred in the settlement of any actions against them in connection with their service as officers or directors of the Company. In addition, we have entered into indemnification agreements with TCV and Trident investors, and its representatives who serve as directors on our Board, which may supplement the indemnification provisions available to them under Minnesota law.

Item 1B. Unresolved Staff Comments
Not applicable.

Item 2. Properties
On July 9, 2007, we entered into a lease for 26,800 square feet of office space at 965 Prairie Center Drive in Eden Prairie, Minnesota. On December 10, 2007, this location became the principal address of the company. The lease term is for 86 months with a base rent of $33,000 per month plus the building operating expenses.
Effective January 1, 2009, we began leasing 15,800 square feet of office and warehouse space in Burnsville, Minnesota. This facility houses the Company’s distribution activities. This lease obligation has a base rent of $7,900 per month plus a pro rata share of the building operating expenses and expires March 31, 2014.

Item 3. Legal Proceedings
XATA and its wholly owned subsidiary, Geologic Solutions, Inc., have been named as defendants in two companion lawsuits in the United States District Court, Western District of North Carolina, Asheville Division. The plaintiffs allege against XATA and Geologic that Geologic created an unsafe product that permitted drivers to send and/or receive text messages while the vehicle is in motion. The plaintiffs claim damages in a nonspecific amount, but exceeding $75,000. In both cases the assigned U.S. Magistrate recommended that the cases be dismissed. Those Orders have been appealed to the District Judge by plaintiffs and the parties are awaiting the Court’s orders.

Item 4. Reserved

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The following table sets forth the quarterly high and low sales prices for our common stock as reported by the NASDAQ Capital Market for fiscal years 2010 and 2009. There is no market for our Series B, Series C, Series D or Series F Preferred Stock.

Fiscal Year 2010	Low	High
First Quarter	$2.51	$3.74
Second Quarter	2.85	3.90
Third Quarter	2.50	3.58
Fourth Quarter	2.43	2.84

Fiscal Year 2009	Low	High
First Quarter	$1.52	$3.85
Second Quarter	1.47	3.00
Third Quarter	1.62	3.98
Fourth Quarter	2.49	4.00
As of December 1, 2010, our common stock is held by 117 registered holders of record. Registered ownership includes nominees who may hold securities on behalf of multiple beneficial owners.
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
On December 6, 2003, we issued 1,613,000 shares of Series B Preferred Stock that pays an annual cumulative dividend of 4 percent of the original issue price (payable in additional shares of Preferred Stock or cash, at the option of the holders). The Series B Preferred Stock provides that we cannot pay dividends to the holders of any other capital stock unless and until we have paid dividends accrued on the Series B Preferred Stock. The holders of the Series B Preferred Stock elected to receive dividends due and payable on May 31 and November 30 annually in additional shares of Series B Preferred Stock rather than cash. Accordingly, we issued a total of 81,000 and 78,000 shares of Series B Preferred Stock for payment of dividends in fiscal 2010 and 2009, respectively.
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
Founded in 1985, XATA began providing fleet management solutions to the private fleet segment of the truck transportation industry. XATA currently addresses the private fleet segment through XATANET, its flagship software-as-a-service (SaaS) solution. With the acquisition of GeoLogic Solutions, Inc. in January of 2008, XATA expanded its solutions to include the MobileMax product line, which provides the commercial trucking industry with wireless asset management solutions in the for-hire segment of the over-the-road transportation sector.
In December 2009, XATA acquired Turnpike Global Technologies, a Personal Digital Assistant (PDA)-based fleet operations solution provider. Turnpike’s XATA Turnpike products allows XATA to continue its growth strategy by expanding the addressable market through low-cost options to include small and medium-size fleets in North America and key vertical markets, such as Less Than Truckload (LTL), and the automation of fuel tax reporting.
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
•	XATA Turnpike is a PDA-based SaaS solution that enables XATA to serve any size fleet that requires a simple low investment solution. XATA Turnpike has expanded our addressable market to include key vertical markets such as Less Than Truckload and beverage, where XATA Turnpike meets specific customer needs. XATA Turnpike is unique in that it does not contain an embedded modem. Most onboard fleet Management systems utilize an expensive in-cab system dependant on a cellular or satellite communication platform to transmit data, while XATA Turnpike uses PDA based communication devices via Bluetooth as its wireless communication tool. XATA Turnpike interacts with various handheld devices such as smartphones and cell phones and thus eliminating upfront hardware costs and providing a low investment solution.
•	People. With employee expertise in safety, fleet management and technology, XATA is able to provide consultation services to help organizations implement best practices for fleet productivity and develop specific customer hardware and reporting requirements.

•	Processes. All XATA processes are designed to make managing fleets easier. Drawing on hundreds of successful implementations with a wide variety of fleets including multibillion-dollar organizations, XATA carefully plans each phase of the implementation and follows well established methodologies. The process begins with assessing our customers’ objectives. Then, we develop a detailed implementation schedule that includes all aspects of the project, from implementation to conversion, integration, training and problem solving.
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
Agreements that do not meet the VSOE and fair value requirements for the arrangement elements described in ASC 985-605 or ASC 605-25, results in the recognition of all revenue ratably over the term of the agreement.
Third-Party Reseller Agreements. The Company has contracted with various resellers in the US and Canada, collectively the “Resellers”, to allow for them to sell the XATA Turnpike application in combination with their own communication services. The customer contracts directly with the Resellers for the communication services and XATA Turnpike application. The customer is billed by and remits all payments to the Resellers. The Resellers then remit a set portion of revenues collected that relate to the XATA Turnpike application to the Company and retains the remainder as their own revenue. In accordance with ASC 605-45 — Revenue Recognition - Principal Agent Considerations, the Company records the revenue received from the resellers net of the amounts retained by the resellers.
Allowance for doubtful accounts. The Company grants credit to customers in the normal course of business. The majority of the Company’s accounts receivable is due from companies with fleet trucking operations in a variety of industries. Credit is extended based on an evaluation of a customer’s financial condition and, generally, collateral is not required. Accounts receivable are typically due from customers within 30 days and are stated at amounts net of an allowance for doubtful accounts. Accounts outstanding longer than the contractual payment terms are considered past due. The Company determines the allowance for doubtful accounts by considering a number of factors, including the length of time trade receivables are past due, our previous loss history, the customer’s current ability to pay its obligation, and the condition of the general economy and the industry as a whole. The Company reserves for these accounts receivable by increasing bad debt expense when they are determined to be uncollectible. Payments subsequently received, or otherwise determined to be collectible, are treated as recoveries that reduce bad debt expense.
Goodwill. As of September 30, 2010, the Company had a goodwill balance of $17.0 million that resulted from the Company’s acquisition of GeoLogic Solutions, Inc. on January 31, 2008 and Turnpike Global Technologies Inc. and Turnpike Technologies LLC on December 4, 2009. The Company records goodwill when the purchase price of net tangible and intangible assets acquired exceeds their fair value. In accordance with ASC 350-20 — Intangibles — Goodwill and Others, the Company reviews goodwill for impairment at least annually, on the first day of the fourth quarter, or more frequently if an event occurs indicating the potential for impairment. Goodwill is not amortized, but instead tested for impairment at the reporting unit level. We have one reporting unit. The annual goodwill impairment test is a two-step process. First, we determine if the carrying value of our related reporting unit exceeds fair value, which would indicate that goodwill may be impaired. If we then determine that goodwill may be impaired, we compare the implied fair value of the goodwill to its carrying amount to determine if there is an impairment loss. The Company completed this review in the fourth quarter of fiscal 2010 and concluded that no impairment existed.

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
Product Warranties. The Company sells its products with a limited warranty. The Company provides for estimated warranty costs in relation to the recognition of the associated revenue. Factors affecting the Company’s product warranty liability include the number of units sold, historical and anticipated rates of claims and cost per claim. The Company periodically assesses the adequacy of its product warranty liability based on changes in these factors. At September 30, 2010 and 2009, the Company had an accrual for product warranties of $1.0 million and $1.8 million, respectively. These amounts are included in accrued expenses on the Company’s balance sheet.
Capitalized system development costs. System development costs incurred after establishing technological feasibility are capitalized as capitalized system development costs in accordance with ASC 985-20 — Software — Costs to Be Sold, Leased, or Otherwise Marketed. Costs that are capitalized are amortized to cost of goods sold beginning when the product is first released for sale to the general public. Amortization is at the greater of the amount computed using the ratio of current gross revenues for the product to the total of current and anticipated future gross revenues or the amortization on a straight-line method over the estimated unit sales during the economic life of the product (two to five years). At September 30, 2010, the Company had capitalized development costs of $0.4 million and there were no capitalized development costs at September 30, 2009. Research and development expenses are charged to expense as incurred. Such expenses include product development costs which have not met the capitalization criteria of ASC 985-20.
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
On October 1, 2007, the Company adopted ASC 740-10 — Income Tax. ASC 740-10 requires application of a “more-likely-than-not” threshold to the recognition and de-recognition of uncertain tax positions. Under ASC 740-10, once the-more-likely-than-not threshold is met, the amount of benefit to be recognized is the largest amount of tax benefit that is greater than 50 percent likely of being ultimately realized upon settlement. It further requires that a change in judgment related to the expected ultimate resolution of uncertain tax positions be recognized in earnings in the period of such a change. The impact of adopting ASC 740-10 on the Company’s consolidated financial statements was not material and no cumulative effect adjustment was recorded to the October 1, 2007 balance of accumulated deficit. In fiscal 2010, the Company recognized no tax benefit or liabilities for uncertainties related to prior and current year income tax positions, which were determined to be immaterial.
Stock-based Compensation. The Company accounts for share-based employee compensation plans under the provisions of ASC 718 — Compensation —Stock Compensation, which requires the measurement and recognition of compensation expense for all share-based payment awards to employees and directors based on estimated fair values. The Company estimates the fair value of options granted using the Black-Scholes option valuation model and the assumptions shown in Note 9 to the financial statements. The Company estimates the volatility of the common stock at the date of grant based on a historical volatility rate, consistent with ASC 718. The decision to use historical volatility was based upon the lack of traded common stock options. The expected term is estimated consistent with the simplified method, as identified in ASC 718-10 — Compensation — Stock Compensation — Overall, for share-based awards granted during fiscal 2010 and 2009. The simplified method calculates the expected term as the average of the vesting and contractual terms of the award. The risk-free interest rate assumption is based on observed interest rates appropriate for the term of the options. The Company uses historical data to estimate pre-vesting option forfeitures and records share-based compensation expense only for those awards that are expected to vest. The fair value of options are amortized over the vesting period of the awards utilizing a straight-line method.
Operating Results
We operate as one business segment and believe the information presented in our Management’s Discussion and Analysis of Financial Condition and Results of Operations provides an understanding of our business, operations and financial condition. The following table sets forth detail related to revenue, cost of goods sold, and gross margins:

	Twelve months ended September 30,
	2010	2009
Software
Revenue	$42,862	$32,909
Cost of goods sold	10,870	8,654

Gross margin	$31,992	$24,255
Gross margin %	74.6%	73.7%

Systems
Revenue	$21,641	$25,104
Cost of goods sold	20,918	22,861

Gross margin	$723	$2,243
Gross margin %	3.3%	8.9%

Services
Revenue	$4,041	$5,334
Cost of goods sold	3,121	3,687

Gross margin	$920	$1,647
Gross margin %	22.8%	30.9%

Other
Revenue	$2,107	$1,978
Cost of goods sold	956	938

Gross margin	$1,151	$1,040
Gross margin %	54.6%	52.5%

Total
Revenue	$70,651	$65,325
Cost of goods sold	35,865	36,140

Gross margin	$34,786	$29,185
Gross margin %	49.2%	44.7%
In the above chart the revenue and cost of goods sold detail for categories listed are defined as follows:
•	Software revenue includes monthly subscriptions from our XATANET and XATA Turnpike solutions, and monthly fees from our MobileMax and OpCenter product lines

•	Systems revenue includes hardware, warranty, and repair revenue

•	Services revenue includes training, implementation, installation, professional service, and customer funded development revenue

•	Software cost of goods sold consists of communication, hosting costs, and direct personnel costs related to network and infrastructure support

•	System cost of goods sold consists of the direct product costs, warranty costs, product repair costs, and direct personnel costs related to customer support

•	Services cost of goods sold consists of third party vendor costs and direct costs related to service personnel

Comparison of fiscal 2010 operating results to fiscal 2009
Revenue
Revenue increased approximately 8 percent to $70.7 million for fiscal 2010 compared to $65.3 million for fiscal 2009. The revenue growth is driven by an increase in software revenue, as software revenue grew approximately 30 percent to $42,862 from $32,909 in fiscal 2010 and 2009, respectively. Software revenue comprised approximately 61 percent of total revenue for fiscal 2010 compared to approximately 50 percent for fiscal 2009. The software revenue increase resulted from an organic revenue increase of approximately 13 percent as subscription growth and increases in average revenue per unit (ARPU) continued to drive growth in the Company’s core products and the non-organic revenue growth associated with the acquisition of Turnpike. ARPU was positively impacted by increased subscription rates on renewal contracts and rate increases from ala carte applications such as navigation, speed management and fleet performance management. Total subscriptions sold in fiscal 2010 increased 65 percent compared to fiscal 2009 activity.
Systems revenue decreased approximately 14 percent to comprise approximately 31 percent of total revenue for fiscal 2010 compared to approximately 38 percent for fiscal 2009. This decline is due to a decrease in the average sale prices of the Company’s on-board devices as new technology and competition continue to drive device prices down. Other factors contributing to the decline in systems revenue is the fact that the Company’s “system flexible” approach now allows for the selling of the Company’s software solutions in connection with partnered devices, in which case the Company does not record the entire systems revenue on our income statement.
Services revenue decreased approximately 24 percent and comprises approximately 6 percent of total revenue for fiscal 2010 compared to approximately 8 percent for fiscal 2009. The decrease in service revenue is largely driven by a decrease in installation revenue as our service organization installed a smaller percentage of units sold in fiscal 2010 as compared to fiscal 2009.
Cost of Goods Sold and Gross Margin
Overall cost of goods sold decreased approximately 1 percent to $35.9 million for fiscal 2010 compared to $36.1 million for fiscal 2009.
Software cost of goods sold of $10.9 million increased 26 percent for fiscal 2010 compared to $8.7 million in fiscal 2009. This increase supported software revenue growth of 30 percent over the same period. At the end of fiscal 2010, total software subscriptions were over 111,000 compared to approximately 73,000 at the end of fiscal 2009. Software gross margin improved 1 percentage point in fiscal 2010 to 74.6 percent compared to 73.7 percent in fiscal 2009. The margin improvement was the result of increased ARPU, reduction in communication costs and continued leverage of the cost structure.
Systems cost of goods sold of $20.9 million decreased 8 percent for fiscal 2010 compared to $22.9 million in fiscal 2009. Systems gross margins decreased 6 percentage points to 3.3 percent for fiscal 2010 compared to 8.9 percent in fiscal 2009. Declining systems sales prices due to competitive pressures and our inability to lower our system cost along with warranty costs contributed to the decrease in gross margin.
Services cost of goods sold of $3.1 million decreased 15 percent for fiscal 2010 compared to $3.7 million in fiscal 2009. Service gross margins declined 8 percentage points for fiscal 2010 to 22.8 percent compared to 30.9 percent in fiscal 2009. This decrease was primarily the result of the decline in higher margin installation revenue and lower utilization of services personnel compared to the same periods of fiscal 2009.

Selling, General and Administrative Expenses
Selling, general and administrative expenses consist of employee salaries in our sales, client management and administration functions, sales commissions, marketing and promotional expenses, executive and administrative costs, and accounting and professional fees. Selling, general and administrative expenses were $26.6 million or approximately 38 percent of revenue for fiscal 2010. Included in selling, general, and administrative costs for fiscal 2010 was $3.7 million related to the additional cost structure of Turnpike for the 10 month incremental period not included in fiscal 2009. Included in selling, general, and administrative costs for fiscal 2009 was $1.2 million related to the patent litigation settlement not included in fiscal 2010. Excluding these non-comparable items in fiscal 2010 and 2009, selling, general, and administrative costs for fiscal 2010 remained relatively flat compared to $24.2 million or approximately 37 percent of revenue for fiscal 2009.
Research & Development Expenses
Research and development expenses consist of employee salaries and expenses related to development of software and systems. Research and development expenses were $6.5 million or approximately 9 percent of revenue for fiscal 2010 compared to $5.5 million or approximately 8 percent of revenue for fiscal 2009. Research and development expenses increased due to additional cost structure associated with the acquisition of Turnpike and costs associated with the development of new functionality for our fleet customers.
Interest Expense on Financing Activities
In connection with financing the acquisition of Turnpike, the Company issued convertible debt totaling $30.2 million. The convertible debt was converted into 10,066,667 shares of Series G preferred stock and warrants to purchase 3,020,000 common shares upon obtaining approval at the Annual Shareholder Meeting held February 17, 2010. The convertible debt carried an interest rate of 14% per annum. The non-cash interest expense recorded in fiscal 2010 associated with the convertible debt and the write off of the unamortized balance of prepaid financing fees associated with the retirement of several debt facilities was approximately $1.4 million.
Acquisition Related Interest and Mark to Market Expense
As part of the purchase price of Turnpike, the Company agreed to issue 833,333 shares of common stock of the Company, contingent on the approval by the shareholders at the Annual Shareholder Meeting. Additionally, the Company has committed to pay an earn out of up to an additional 2,500,000 shares of common stock subject to shareholder approval at the Annual Shareholder Meeting and contingent on Turnpike achieving certain performance goals for 2010, 2011, and 2012 fiscal years. Shareholder approval was received at the Annual Shareholder Meeting held February 17, 2010. The fair value of the common shares relating to the purchase price and contingent earn out common shares resulted in a non-cash interest charge of $0.4 million in fiscal 2010.
Net Interest Expense
Net interest and other expense decreased $1.1 million to $0.4 million in fiscal 2010, compared to net interest expense of $1.5 million in fiscal 2009. The decrease in interest expense was due to the retirement in fiscal 2010 of several debt facilities associated with our acquisition of GeoLogic Solutions, Inc. in fiscal 2008.
Income Taxes
Income tax expense of $50,000, relating to alternative minimum tax and other taxes in certain jurisdictions which could not be completely offset by previous net operating losses, was recorded in fiscal 2010. The Company does not have objectively verifiable positive evidence of future taxable income as prescribed by ASC 740- Income Tax. Accordingly, we concluded that a full valuation allowance was appropriate. Realization of deferred tax assets is dependent on future taxable income during the periods when deductible temporary differences and carryforwards are expected to be available to reduce taxable income. The amount of the net deferred tax asset considered realizable could be increased in the future if we return to profitability and actual future taxable income is higher than currently estimated. At September 30, 2010, we had federal net operating loss carryforwards of approximately $50.8 million.
The Company implemented the provisions of ASC 740 related to uncertain tax positions, effective October 1, 2007. The impact of the adoption on the Company’s consolidated financial statements was not material and no cumulative effect adjustment was recorded to the October 1, 2007 balance of accumulated deficit.
Net Loss to Common Shareholders
The Company incurred net losses to common shareholders of $3.2 million and $2.8 million for fiscal 2010 and 2009, respectively. Net loss to common shareholders reflects preferred stock dividends and preferred stock deemed dividends of $1.9 million and $0.7 million for fiscal 2010 and 2009, respectively. For fiscal 2010, preferred stock deemed dividends includes $1.7 million related to the beneficial conversion associated with the issuance of Series G preferred stock. For fiscal 2009, preferred stock deemed dividends includes $0.5 million related to beneficial conversion associated with the issuance of Series F preferred stock. Fiscal 2010 and 2009 reflect preferred stock dividends and preferred stock deemed dividends of $0.2 million and $0.2 million, respectively, relating to Series B Preferred Stock.
Liquidity and Capital Resources
As of September 30, 2010, we held $13.4 million in cash and cash equivalents and had working capital, which is total current assets less total current liabilities, of $15.2 million. This compared to $3.4 million in cash and cash equivalents, and working capital of $3.3 million, as of September 30, 2009. The increase in working capital is largely due to the $1.8 million of cash provided by operating activities and $10.2 million in net proceeds from the issuance of convertible debt, which was converted into Series G preferred stock, net of amounts paid for the acquisition of Turnpike, a patent litigation settlement, and retirement of several debt facilities associated with our acquisition of GeoLogics Solutions, Inc. in fiscal 2008.
Operating activities provided cash of $1.8 million during fiscal 2010 compared to $2.6 million in fiscal 2009. The decrease in cash provided by operating activities in fiscal 2010 was driven by $3.8 million improvement in cash net loss (net loss adjusted for non-cash items such as depreciation, amortization, loss on the sale of assets and non-cash charges associated with the convertible debt and Series G issuance) offset by additional working capital investment of $1.3 million in support of Turnpike growth and $3.3 million working capital investment for the organic business.
Cash used in investing activities of $11.9 million for fiscal 2010. This amount was driven by the acquisition of Turnpike and our investment in capital equipment.
The Company generated positive free cash flow from operations of $1.3 million (cash provided from operations less cash used in purchases of equipment and leasehold improvements less any acquisition and litigation related activity) in fiscal 2010 compared to $1.2 million in fiscal 2009.
Cash provided by financing activities was $20.0 million in fiscal 2010 compared to a use of cash of $6.7 million in fiscal 2009. This increase was largely driven by the $29.7 million of proceeds from the issuance of convertible debt which was converted into Series G preferred net of fees offset by the pay off of several debt facilities associated with the fiscal 2008 acquisition of GeoLogics Solutions, Inc.

The Company believes our existing funds and vendor terms will provide adequate cash to fund operating needs for the foreseeable future. However, it may be necessary to obtain additional funding in order to execute our non-organic growth strategy.
Our Series B Preferred Stock prohibits payment of dividends to the holders of any other capital stock unless and until we have paid dividends accrued on the Series B Preferred Stock, which pays an annual cumulative dividend of 4 percent of the original issue price. At the option of the Series B Preferred Stock holders, such dividends are payable in additional shares of Preferred Stock or cash. In fiscal 2010 and 2009, we issued 81,000 and 78,000 shares, respectively, of Series B Preferred Stock for payment of accrued dividends.
Subsequent Events
In connection with the acquisition of Turnpike, the Company committed to pay total earn-outs up to an additional 2,500,000 shares of common stock upon the achievement of certain performance goals for 2010, 2011 and 2012 fiscal years. The Company has determined that the 2010 performance goals of $7.9 million in revenue and net new subscriptions of 10,875 were achieved and therefore expects to issue 809,993 shares of common stock to the former shareholders of Turnpike with the value of the remaining 23,340 shares being settled in cash of $70,000.
On September 30, 2010, the Company entered into a prepaid subscription agreement with Duke Capital, a former shareholder of Turnpike and owned in part by two employees of Turnpike. This agreement obligates the Company to provide hardware components and subscription service for 300 XATA Turnpike devices to Duke Capital for a period of 24 months. The total value of the agreement is $0.3 million, reflects non-cancelable terms and the full amount due over the contract term was prepaid by Duke Capital. Revenue will be recognized over the term of the agreement. The subscription of these 300 units was included in the calculation of the achievement of the fiscal 2010 earn-out goals and allowed the net new subscriptions goal to be met.
The Company has evaluated all subsequent events to ensure that this Annual Report on Form 10-K includes appropriate disclosure of events both recognized in the financial statements as of September 30, 2010, and events which occurred subsequent to September 30, 2010 but were not recognized in the financial statements.
Off-Balance Sheet Arrangements
Not applicable
Recently Issued Accounting Pronouncements
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
These updates require expanded qualitative and quantitative disclosures and are effective for fiscal years beginning on or after June 15, 2010. However, companies may elect to adopt as early as interim periods ended September 30, 2009. These updates may be applied either prospectively from the beginning of the fiscal year for new or materially modified arrangements or retrospectively. The Company is currently evaluating the impact of adopting these updates on our consolidated financial statement.

Item 8. Financial Statements and Supplementary Data
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and
Shareholders of XATA Corporation
We have audited the accompanying consolidated balance sheets of XATA Corporation (a Minnesota corporation) (the “Company”) as of September 30, 2010 and 2009, and the related consolidated statements of operations, changes in shareholders’ equity and cash flows for the years then ended. Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of XATA Corporation as of September 30, 2010 and 2009, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
/s/ Grant Thornton LLP
Minneapolis, Minnesota
December 13, 2010

XATA CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	September 30,	September 30,
	2010	2009
ASSETS
Current assets
Cash and cash equivalents	$13,374	$3,440
Accounts receivable, less allowances of $444 at September 30, 2010 and $368 at September 30, 2009	11,392	9,323
Inventories	3,047	4,104
Deferred product costs	2,042	2,060
Prepaid expenses and other current assets	1,260	1,064

Total current assets	31,115	19,991

Equipment, leased equipment and leasehold improvements, net	5,798	3,980
Intangible assets, net	14,901	10,725
Goodwill	17,048	3,011
Deferred product costs, net of current portion	1,757	2,470
Deferred tax assets	337	—
Other assets	420	487

Total assets	$71,376	$40,664

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Current portion of debt obligations	$839	$84
Accounts payable	5,138	5,366
Accrued expenses	4,872	5,914
Deferred revenue	5,070	5,280

Total current liabilities	15,919	16,644

Debt obligations, net of current portion	485	8,534
Deferred revenue, net of current portion	3,591	6,101
Deferred tax liabilities	2,242	—
Other long-term liabilities	638	820

Total liabilities	22,875	32,099

Shareholders’ equity
Preferred stock, no par, 50,000 shares authorized:
Series B, 4% convertible, 2,250 shares designated; shares issued and outstanding: 2,085 at September 30, 2010 and 2,004 at September 30, 2009	5,033	4,790
Series C, convertible, 1,400 shares designated; shares issued and outstanding: 1,269 at September 30, 2010 and September 30, 2009	4,426	4,426
Series D, convertible, 1,600 shares designated; shares issued and outstanding: 1,567 at September 30, 2010 and September 30, 2009	5,279	5,279
Series F, convertible, 1,400 shares designated; shares issued and outstanding: 1,356 at September 30, 2010 and September 30, 2009	2,365	2,365
Series G, convertible, 10,100 shares designated; shares issued and outstanding: 10,067 at September 30, 2010	26,877	—
Common stock, par value $0.01 per share; 100,000 shares authorized; shares issued and outstanding: 9,816 at September 30, 2010 and 8,789 at September 30, 2009	98	88
Contingent common stock earn-out	6,452	—
Additional paid-in capital	41,539	32,536
Accumulated deficit	(44,129)	(40,919)
Accumulated other comprehensive income	561	—

Total shareholders’ equity	48,501	8,565

Total liabilities and shareholders’ equity	$71,376	$40,664

The accompanying notes are an integral part of these financial statements

XATA CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	For the Year Ended September 30,
	2010	2009

Revenue	$70,651	$65,325

Costs and expenses
Cost of goods sold	35,864	36,140
Selling, general and administrative	26,641	24,236
Research and development	6,488	5,507
Acquisition related costs	837	—

Total costs and expenses	69,830	65,883

Operating income (loss)	821	(558)
Interest expense on financing activities	(1,358)	—
Acquisition related interest and mark to market	(359)	—
Net interest and other expense	(365)	(1,509)

Loss before income taxes	(1,261)	(2,067)
Income tax expense	(50)	(35)

Net loss	(1,311)	(2,102)

Preferred stock dividends	(208)	(200)
Preferred stock deemed dividends	(1,691)	(525)

Net loss to common shareholders	$(3,210)	$(2,827)

Net loss per common share — basic and diluted	$(0.34)	$(0.33)

Weighted average common and common share equivalents:
Basic and diluted	9,313	8,551

The accompanying notes are an integral part of these financial statements

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(in thousands)

																Accumulated
	Series B		Series C		Series D		Series F		Series G				Contingent	Additional		Other
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Common Stock	Paid-In	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Earn-Out	Capital	Deficit	Income	Total
Balance at September 30, 2008	1,926	$5,181	1,269	$4,845	1,567	$5,937	—	$—	—	$—	8,745	$87	$—	$28,234	$(38,092)	$—	$6,192

Issuance of restricted shares of common stock	—	—	—	—	—	—	—	—	—	—	48	1	—	(1)	—	—	—
Stock based compensation	—	—	—	—	—	—	—	—	—	—	—	—	—	1,613	—	—	1,613
Forfeiture of restricted shares of common stock	—	—	—	—	—	—	—	—	—	—	(4)	—	—	—	—	—	—
Issuance of preferred stock and warrants	—	—	—	—	—	—	1,356	2,365	—	—	—	—	—	500	—	—	2,865
Record the beneficial conversion feature	—	—	—	—	—	—	—	(484)	—	—	—	—	—	484	—	—	—
Preferred stock dividends	78	197	—	—	—	—	—	—	—	—	—	—	—	—	(200)	—	(3)
Preferred stock deemed dividends	—	41	—	—	—	—	—	484	—	—	—	—	—	—	(525)	—	—
Adjustment to reflect value of beneficial conversion feature	—	(629)	—	(419)	—	(658)	—	—	—	—	—	—	—	1,706	—	—	—
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(2,102)	—	(2,102)

Balance at September 30, 2009	2,004	4,790	1,269	4,426	1,567	5,279	1,356	2,365	—	—	8,789	88	—	32,536	(40,919)	—	8,565

Stock based compensation	—	—	—	—	—	—	—	—	—	—	—	—	—	1,210	—	—	1,210
Issuance of common stock for share based compensation awards restricted stock units	—	—	—	—	—	—	—	—	—	—	221	2	—	2	—	—	4
Issuance of common stock for acquisition of Turnpike Global Technologies	—	—	—	—	—	—	—	—	—	—	810	8	—	2,422	—	—	2,430
Forfeiture of restricted shares of common stock	—	—	—	—	—	—	—	—	—	—	(4)	—	—	—	—	—	—
Contingent common stock earn-out	—	—	—	—	—	—	—	—	—	—	—	—	6,452	—	—	—	6,452
Issuance of preferred stock and warrants	—	—	—	—	—	—	—	—	10,067	26,877	—	—	—	3,715	—	—	30,592
Record the beneficial conversion feature	—	—	—	—	—	—	—	—	—	—	—	—	—	1,654	(1,654)	—	—
Preferred stock dividends	81	206	—	—	—	—	—	—	—	—	—	—	—	—	(208)	—	(2)
Preferred stock deemed dividends	—	37	—	—	—	—	—	—	—	—	—	—	—	—	(37)	—	—
Comprehensive loss:
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	561	561
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(1,311)	—	(1,311)

Total comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(750)

Balance at September 30, 2010	2,085	$5,033	1,269	$4,426	1,567	$5,279	1,356	$2,365	10,067	$26,877	9,816	$98	$6,452	$41,539	$(44,129)	$561	$48,501

The accompanying notes are an integral part of these financial statements

XATA CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Year Ended September 30,
	2010	2009
Operating activities
Net loss	$(1,311)	$(2,102)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization of intangibles	5,117	3,017
Amortization of debt financing costs	458	250
Gain on sale of equipment	(69)	—
Non-cash interest expense on convertible debt	892	—
Non-cash charges for issuance of equity securities related to the acquisition of Turnpike Global Technologies	359	—
Stock based compensation	1,211	1,613
Changes in assets and liabilities, net of impact of acquisition:
Accounts receivable, net	(1,299)	2,042
Inventories	1,057	(1,368)
Deferred product costs	731	(372)
Prepaid expenses and other assets	226	677
Accounts payable	(1,164)	972
Accrued expenses	(1,657)	(649)
Deferred revenue	(2,720)	(1,463)

Net cash provided by operating activities	1,831	2,617

Investing activities
Purchase of equipment and leasehold improvements	(2,695)	(1,377)
Proceeds from the sale of fixed assets	269	—
Acquisition of Turnpike Global Technologies, net of cash acquired	(9,451)	—

Net cash used in investing activities	(11,877)	(1,377)

Financing activities
Borrowings on long-term obligations, net of costs	29,709	18,077
Payments on long-term obligations	(9,740)	(27,646)
Proceeds from issuance of preferred stock and warrants	—	2,865
Proceeds from options exercised	4	—

Net cash provided by (used in) financing activities	19,973	(6,704)

Effects of exchange rate on cash	7	—

Increase (decrease) in cash and cash equivalents	9,934	(5,464)

Cash and cash equivalents
Beginning of year	3,440	8,904

Ending of year	$13,374	$3,440

Supplemental disclosures of cash flow information
Cash payments for interest	$533	$1,513

Supplemental schedule of noncash investing and financing activities
Assets acquired under capital lease obligation	$516	$—
Preferred stock deemed dividends	$1,691	$525
Preferred stock dividends	$208	$200
Preferred stock dividends paid	$206	$197
Conversion of debt into Series G preferred stock and warrants	$30,592	$—
Contingent common stock earnout related to purchase of Turnpike Global Technologies	$6,454	$—
Issuance of common stock related to purchase of Turnpike Global Technologies	$2,430	$—

The accompanying notes are an integral part of these financial statements

Notes to Consolidated Financial Statements
Note 1. Description of Business
XATA Corporation (the “Company”) develops markets and services fully integrated, onboard fleet management systems for the private and for-hire fleet segment of the transportation industry. The Company sells its products in the United States and Canada. The Company’s systems utilize proprietary software and related hardware components and accessories to capture, analyze, and communicate operating information that assists fleet management in improving productivity and efficiency.
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
Revenue Recognition
The Company derives its revenue from sales of monthly software subscriptions, software, systems and related services. The Company recognizes revenue in accordance with Accounting Standards Codification (ASC) 985-605 — Software — Revenue Recognition, ASC 605-10 — Revenue Recognition — Overall, and ASC 605-25 — Revenue Recognition — Multiple Element Arrangements. Revenues are presented net of any taxes collected from customers and remitted to governmental authorities.
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
With regards to arrangements involving multiple-elements that do not give customers the explicit contractual right to take possession of our software at any time during the hosting period, revenue is recognized in accordance with ASC 605-25. Under ASC 605-25, the hardware element must have stand alone value and the monthly service element must have objective and reliable evidence of the fair value. Revenue is allocated based on the fair value of each element as evidenced by VSOE. Such evidence consists primarily of pricing of multiple elements as if sold as separate products or services. When the fair value of any undelivered element included in a multiple-element arrangement cannot be objectively determined, revenue is deferred until all elements are delivered and/or services have been performed, or until we can objectively determine the fair value of all remaining undelivered elements.

Agreements that do not meet the requirements described in ASC 985-605 or ASC 605-25, results in the recognition of all revenue ratably over the term of the agreement.
Third-Party Reseller Agreements
The Company has contracted with various resellers in the US and Canada, collectively the “Resellers”, to allow for them to sell the XATA Turnpike application in combination with their own communication services. The customer contracts directly with the Resellers for the communication services and XATA Turnpike application. The customer is billed by and remits all payments to the Resellers. The Resellers then remit a set portion of revenues collected that relate to the XATA Turnpike application to the Company and retains the remainder as their own revenue. In accordance with ASC 605-45 — Revenue Recognition — Principal Agent Considerations, the Company records the revenue received from the Resellers net of the amounts retained by the Resellers.
Allowance for Doubtful Accounts
The Company grants credit to customers in the normal course of business. The majority of the Company’s accounts receivable is due from companies with fleet trucking operations in a variety of industries. Credit is extended based on an evaluation of a customer’s financial condition and, generally, collateral is not required. Accounts receivable are typically due from customers within 30 days and are stated at amounts net of an allowance for doubtful accounts. Accounts outstanding longer than the contractual payment terms are considered past due. The Company determines the allowance for doubtful accounts by considering a number of factors, including the length of time trade receivables are past due, our previous loss history, the customer’s current ability to pay its obligation, and the condition of the general economy and the industry as a whole. The Company reserves for these accounts receivable by increasing bad debt expense when they are determined to be uncollectible. Payments subsequently received, or otherwise determined to be collectible, are treated as recoveries that reduce bad debt expense. The balance of the allowance accounts at September 30, 2010 and 2009 was $0.4 million.
Segment Reporting
The Company operates as a single reportable segment. The Company will evaluate additional segment disclosure requirements as it expands its operations or experiences changes in its business.
The Company’s Canadian subsidiary accounted for approximately 4% of the Company’s total revenue for fiscal 2010, and had $18.7 million of long-lived assets at September 30, 2010. The Company had no significant revenues from customers outside of the United States in fiscal 2009, and had no long-lived assets deployed outside of the United States at September 30, 2009.
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
Cash and Cash Equivalents
Cash and cash equivalents included highly liquid investments in overnight sweep and money market accounts. Cash and cash equivalents include individual investment balances that are in excess of Federal Deposit Insurance Corporation insurance limits.
Concentration of Credit Risk
Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of cash equivalents and, accounts receivable. The Company’s cash equivalents consist of checking, overnight sweep, and money market accounts, which, at times, exceed federally insured limits. The Company has not experienced any losses in such accounts.
The majority of the Company’s accounts receivable is due from companies with fleet trucking operations in a variety of industries. In general, the Company does not require collateral or other security to support accounts receivable. Accounts receivable are typically due from customers within 30 days and are stated at amounts due from customers net of any allowance accounts. Accounts receivable outstanding longer than the contractual payment terms are considered past due. To reduce credit risk, management performs ongoing evaluations of its customers’ financial condition.
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
The following tables set forth by level within the fair value hierarchy, our financial assets and liabilities that were accounted for at fair value on a recurring basis at September 30, 2010, according to the valuation techniques we used to determine their fair values.

		Fair Value Measurements at Reporting Date Using
	September 30, 2010	Level 1	Level 2	Level 3
Liabilities:
Contingent earn out	$181	$—	$—	$181

Total	$181	$—	$—	$181

The carrying amounts of the Company’s financial instruments, which include cash and cash equivalents, accounts receivable, accounts payable, and capital lease obligations, approximate fair value. There were no such amounts at September 30, 2009.
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
Equipment and leasehold improvements consist of (in thousands):

	September 30,	September 30,
	2010	2009
Office furniture and equipment	$5,558	$4,464
Leased equipment	2,959	520
Engineering and manufacturing equipment	919	900
Leasehold improvements	2,452	2,650

	11,888	8,534
Less: accumulated depreciation	(6,090)	(4,554)

Equipment and leasehold improvements, net	$5,798	$3,980

Total depreciation expense included in selling, general, and administrative expense was approximately $1.6 million and $1.3 million for the years ended September 30, 2010 and 2009, respectively. Total depreciation expense included in cost of goods sold relating to leased XATA Turnpike equipment was $1.0 million and hosting assets was $0.2 million for the twelve months ended September 30, 2010.

Capitalized System Development Costs
System development costs incurred after establishing technological feasibility are capitalized as capitalized system development costs in accordance with Statement of ASC 985-20 — Software — Costs to Be Sold, Leased, or Otherwise Marketed. Costs that are capitalized are amortized to cost of goods sold beginning when the product is first released for sale to the general public. Amortization is at the greater of the amount computed using the ratio of current gross revenues for the product to the total of current and anticipated future gross revenues or the straight-line method over the estimated economic life of the product (two to five years). As of September 30, 2010 there was $0.4 million of capitalized development costs. At September 30, 2009 there were no capitalized development costs.
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
Goodwill
As of September 30, 2010, the Company had a goodwill balance of $17.1 million of which $3.0 million resulted from the Company’s acquisition of GeoLogic Solutions, Inc. on January 31, 2008 and $14.1 million resulted from the Company’s preliminary purchase price allocation for its acquisition of Turnpike on December 4, 2009. The Company records goodwill when the purchase price of net tangible and intangible assets acquired exceeds their fair value. In accordance with ASC 350-20 — Intangibles — Goodwill and Others, the Company reviews goodwill for impairment at least annually, on the first day of the fourth quarter, or more frequently if an event occurs indicating the potential for impairment. Goodwill is not amortized, but instead tested for impairment at the reporting unit level. The Company has one reporting unit. The annual goodwill impairment test is a two-step process. First, the Company determines if the carrying value of the related reporting unit exceeds fair value, which would indicate that goodwill may be impaired. If the Company determines that goodwill may be impaired, we compare the implied fair value of the goodwill to its carrying amount to determine if there is an impairment loss. The Company’s most recent review was completed in the fourth quarter of fiscal 2010 and concluded that no impairment existed.
The changes in the net carrying amount of goodwill for the twelve months ended September 30, 2010 are as follows:

Balance at September 30, 2009	$3,011
Goodwill from acquisition of Turnpike	13,665
Foreign currency translation adjustment	372

Balance at September 30, 2010	$17,048

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
Intangible assets subject to amortization were as follows as of September 30, 2010 (in thousands):

				Foreign Currency
	Weighted Average		Accumulated	Translation
	Life (years)	Cost	Amortization	Adjustment	Net

Acquired customer contracts	7.8	$14,900	$(4,699)	$40	$10,241
Acquired technology	7.0	2,700	(328)	77	2,449
Reseller relationships	6.0	1,500	(213)	43	1,330
Trademark	10.0	900	(77)	28	851
Other intangibles	7.0	49	(19)	—	30

Total	7.7	$20,049	$(5,336)	$188	$14,901

Based on the allocation of the purchase price for GeoLogic Solutions, Inc., intangible assets subject to amortization were as follows as of September 30, 2009 (in thousands):

	Weighted Average		Accumulated
	Life (years)	Cost	Amortization	Net

Acquired customer contracts	8.0	$13,500	$(2,812)	$10,688
Other intangibles	7.0	49	(12)	37

Total	8.0	$13,549	$(2,824)	$10,725

Amortization expense was $2.6 million and $1.7 million for the twelve months ended September 30, 2010 and 2009, respectively. Future amortization expense, as of September 30, 2010, is expected to be as follows (in thousands):

Year ending September 30,
2011	$2,682
2012	2,682
2013	2,682
2014	2,682
2015	2,677
Thereafter	1,496

Total expected amortization expense	$14,901

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
At September 30, 2010 and 2009, the Company had accruals for product warranties of approximately $1.0 million and $1.8 million, respectively. These amounts are included in accrued expenses on the Company’s balance sheet.
Shipping Costs
Shipping costs, which are classified as a component of cost of goods sold, were approximately $0.3 million in fiscal 2010 and 2009. Customer billings related to shipping and handling fees are reported as revenue.
Advertising Costs
Advertising costs consist primarily of ad campaigns, catalog brochures, promotional items and trade show expenses and are expensed as incurred. Advertising costs, which are included in selling, general and administrative expenses, were approximately $1.1 million and $0.9 million in fiscal 2010 and 2009, respectively.
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

Major Customers
The Company had the following significant customers:

	Percentage of Revenue		Percentage of Ending Receivables
	For the Year Ended September 30,		At September 30,
	2010	2009	2010	2009
Customer A	14.1%	13.7%	*	19.6%
Customer B	*	14.1%	*	*
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
Major Suppliers
While current vendors are meeting the Company’s quality and performance expectations, the Company believes that a disruption in the supply of various system components, many of these are supplied by separate single vendors, would affect the Company’s ability to deliver finished goods and replacement parts.
Recently Issued Accounting Standards
Fair Value Measurement and Disclosures (ASU 2010-06)
In January 2010, the FASB published ASU 2010-06 “Fair Value Measurements and Disclosures (Topic 820): — Improving Disclosures about Fair Value Measurements. ASU No. 2010-06 clarifies improved disclosure requirement related to fair value measurements and disclosures — Overall Subtopic (Subtopic 820-10) of the FASB Accounting Standards Codification. The new disclosures and clarifications of existing disclosures were effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosure about purchase, sales, issuances, and settlement in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The amendments in this update were effective for interim and annual periods ending on or after December 15, 2009, and needed to be applied on a retrospective basis. The adoption of this standard did not have an impact on the Company’s financial position and results of operations.
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
These updates require expanded qualitative and quantitative disclosures and are effective for fiscal years beginning on or after June 15, 2010. However, companies may elect to adopt as early as interim periods ended September 30, 2009. These updates may be applied either prospectively from the beginning of the fiscal year for new or materially modified arrangements or retrospectively. The Company will adopt these updates for fiscal 2011 and does not anticipate any significant impact on the consolidated financial statements.
Note 3. Revenue and Cost of Goods Sold Information
The Company operates and manages the business as one reportable segment. Factors used to identify the single operating segment include the financial information available for evaluation by the chief operating decision maker in making decisions about how to allocate resources and assess performance. For the years ended September 30, 2010 and 2009, the Company reported the following revenues and related cost of goods sold by type:

	For the Twelve Months Ended
	September 30,
	2010	2009
Revenue:
Software	$42,862	$32,909
Systems	21,641	25,104
Services	4,041	5,334
Other	2,107	1,978

Total revenue	$70,651	$65,325

	For the Twelve Months Ended
	September 30,
	2010	2009
Cost of goods sold:
Software	$10,870	$8,654
Systems	20,918	22,861
Services	3,121	3,687
Other	955	938

Total cost of goods sold	$35,864	$36,140

Software revenue includes monthly subscriptions from XATANET and XATA Turnpike solutions, and monthly fees from MobileMax and OpCenter product lines. Systems revenue includes hardware, warranty, repair, and activation revenue. Services revenue includes training, implementation, installation, and professional service revenue.
Cost of software consists of communication, hosting costs, and direct personnel costs related to network, infrastructure, and XATA Turnpike customer support. Cost of systems consists of the direct product costs, warranty costs, product repair costs, and direct personnel costs related to XATANET and MobileMax technical support. Cost of services consists of third party vendor costs and direct costs related to service personnel.
Note 4. Acquisition of Turnpike Global Technologies, Inc. and Turnpike Global Technologies LLC
On December 4, 2009, the Company acquired all of the outstanding equity of Turnpike for a purchase price at closing consisting of $10.0 million in cash and 833,333 shares of common stock of the Company.

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
The components of the purchase price and the preliminary allocation to the assets and liabilities based on their estimated fair values at the date of acquisition are as follows (in thousands):

Cash		$10,000
Stock (1)		2,477
Earn-Out (2)		6,297

Total purchase price		$18,774

Cash	$548
Accounts receivable, less allowances for doubtful accounts	943
Prepaid expenses	348
Equipment and leasehold improvements, net	1,419
Deferred tax asset	328
Accounts payable	(609)
Accrued expenses	(510)
Deferred tax liabilities	(2,177)
Capital lease obligations	(1,681)

Net liabilities		(1,391)
Acquired customer contracts and other intangible assets, net (3)		6,500
Goodwill		13,665

Total		$18,774

(1)	Stock amount calculated using the fair market value on the date of acquisition based on the present value of the 833,333 shares of common stock at a stated value of $3.00.

(2)	Earn-out potential of an additional 833,333 shares of common stock after the end of each of the 2010, 2011, and 2012 fiscal years. The amount was calculated using the estimated fair market value on the date of acquisition based on stock price and estimated probability of earn-out target achievements.

(3)	Intangible assets:

	Fair Value	Est. Useful Life

Acquired customer contracts	$1,400	6 years
Acquired technology	2,700	7 years
Reseller relationships	1,500	6 years
Trademark	900	10 years

Total intangible assets	$6,500

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
Unaudited pro forma results of operations for the twelve months ended September 30, 2010 and 2009, as if the equity raise, debt pay offs, acquisition of Turnpike, shareholder approval, and conversion of the convertible debt and related beneficial conversion all occurred at the beginning of the period indicated are as follows (in thousands, except per share amounts):

	For the Twelve Months
	Ended September 30,
	2010	2009
	(unaudited pro forma)

Revenue	$72,305	$70,890

Net loss to common shareholders	$(32)	$(4,909)

Net loss per common share:
Basic	$(0.00)	$(0.52)
Diluted	$(0.00)	$(0.52)

Weighted average common and common share equivalents — basic and diluted	9,623	9,385
Note 5. Financing Arrangements
Debt obligations consist of the following (in thousands):

	September 30,	September 30,
	2010	2009

Contingent earn out	$181	$—
Senior secured revolving credit facility	—	500
Secured term loan	—	8,000
Capitalized leases	1,143	118

Total debt obligations	1,324	8,618
Less current portion of debt obligations	839	84

Total debt obligations, net of current portion	$485	$8,534

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
In connection with financing the acquisition of Turnpike in December 2009, the Company issued convertible debt totaling $30.2 million. On February 19, 2010, the convertible debt converted into 10,066,663 shares of Series G preferred stock and warrants to purchase 3,019,995 common shares. The convertible debt carried an interest rate of 14% per annum. The interest expense recorded during twelve months ended September 30, 2010 was approximately $0.9 million. The Company used proceeds of the convertible debt for the purchase of Turnpike, pay off the term loan with PFG of $8.0 million and to pay a litigation settlement. The remaining proceeds are being utilized for working capital needs and future growth.
The value of common stock relating to the Turnpike acquisition and related contingent earn outs were treated as debt until shareholder approval was received on February 17, 2010. Subsequently, these amounts were reclassified as equity. These items were re-measured at their fair value at the end of each reporting period and on the date of shareholder approval. Charges for this re-measurement were approximately $0.4 million for the twelve months ended September 30, 2010. The portion of the earn-out to be settled in cash will continue to be re-measured at fair value at the end of each reporting period until settlement.
In connection with the acquisition of Turnpike, the Company acquired a Master Lease Agreement with Buffalo City Center Leasing, LLC (“BCCL”) effective October 1, 2007 for financing of certain equipment used in the XATA Turnpike product offerings. The Master Lease Agreement has a term of 3 years with a renewal option for an additional 3 year term. Leases under the Master Lease Agreement have a term of twenty seven months and effective interest rates of between 16.1% and 16.5% with monthly payments including principal and interest. The balance of the Company’s capital lease obligation with BCCL was $1.1 million at September 30, 2010.
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
Potentially dilutive securities representing approximately 3.4 million shares of common stock outstanding at September 30, 2010 and 4.2 million shares of common stock outstanding as September 30, 2009 were excluded from the computation of diluted earnings per share because their effect would have been antidilutive.

Note 7. Income Taxes
The Company’s deferred tax assets and liabilities are as follows (amounts in thousands):

	September 30,
	2010	2009

Current deferred tax assets:
Inventory and warranty reserve	$568	$838
Accrued expenses, deferred revenue and other	3,921	2,733
Accounts receivable and sales reserve	147	136

	4,636	3,707

Non-current deferred tax assets(liabilities):
Depreciation and amortization	1,279	949
Tax credit carryforwards	1,869	1,748
Net operating loss carryforwards	14,253	16,520
Identifiable intangible assets	(5,583)	(3,968)

	11,818	15,249

Total deferred tax asset	16,454	18,956
Less: valuation allowance	(18,359)	(18,956)

Net deferred tax asset/(liability)	$(1,905)	$—

The Company periodically reviews the valuation allowance it has established on its deferred tax assets. Realization of deferred tax assets is dependent upon sufficient future taxable income during periods when deductible temporary differences and carryforwards are expected to be available to reduce taxable income. The Company has incurred net operating losses since inception, but has not reflected any benefit of such net operating loss carryforwards in the accompanying consolidated financial statements. Given the Company’s history of losses and the uncertainty of projecting future taxable income, the Company has provided a full valuation allowance against its domestic deferred tax assets at September 30, 2010 and 2009. The amount of the net deferred tax asset considered realizable could be increased in the future if the Company returns to profitability and actual future taxable income is higher than currently estimated, and it becomes more likely than not that these amounts would be realized.
The Company’s income tax expense (benefit) differed from the statutory federal rate as follows (amounts in thousands):

	September 30,
	2010	2009
Statutory federal rate applied to loss before income taxes	$(493)	$(703)
State income tax benefit	(34)	(23)
Stock based compensation	180	242
Acquisition costs	313	—
Debt financing costs	96	—
Meals and entertainment	39	—
Other permanent differences	—	83
Change in valuation allowance	(596)	658
Research and development credit	(20)	(258)
Alternative minimum tax	82	25
Section 382 limitaion adjustment	572	—
Other	(89)	11

	$50	$35

As of September 30, 2010, the Company had federal net operating loss carryforwards and tax credit carryforwards of approximately $50.8 million and $1.9 million, respectively, which begin to expire in 2010 through 2029. Approximately $31.1 million of net operating loss carryforwards were acquired with the acquisition of GeoLogic Solutions, Inc.; however, the usage of these net operating losses is limited in accordance with the provisions of Section 382 of the Internal Revenue Code. Accordingly, only approximately $18.6 million of the acquired net operating loss carryforwards are available for use and are included in the $38.3 million carryforward amount. Pursuant to a Section 382 Study, the remaining $19.7 million of net operating loss carryforwards from Xata Corporation are not subject to annual use limitations.
In 2009 and 2010, the Company recognized no tax benefit or liabilities for uncertainties related to prior and current year income tax positions, which were determined to be immaterial.
The Company currently has no income tax payable balance for unrecognized tax benefits, and accordingly, there is no interest or penalties recorded on the balance sheet for such items. However, as discussed above, the value of GeoLogic Solutions, Inc. net operating loss carryforwards have been reduced by $12.5 million based on limitations on their use pursuant to Section 382 of the Internal Revenue Code. The Company is currently open to audit under the statute of limitations by the Internal Revenue Service and the appropriate state income taxing authorities from 1994 to 2009 due to the net operating loss carryforwards from those years.
Note 8. Commitments
Leases
The Company leases its offices, warehouse, and certain office equipment under noncancelable operating leases, which generally have escalating rentals over the term of the lease. The facility leases require that the Company pay a portion of the real estate taxes, maintenance, utilities and insurance.
Approximate future minimum rental commitments, excluding common area costs under these non-cancelable operating leases, as of September 30, 2010 are (in thousands):

Years ending September 30,
2011	$864
2012	569
2013	541
2014	551
2015	147

Total	$2,672

Rental expense, including common area costs, was approximately $1.5 million and $1.6 million for the fiscal years ended September 30, 2010 and 2009.
401(k) Plan
The Company has a 401(k) plan covering substantially all U.S. employees and the plan is operated on a calendar year basis. The Company provides an employer matching contribution equal to 50% of an employee’s contribution for employee deferrals of up to 6% of their compensation. Matching contributions for the fiscal years ended September 30, 2010 and 2009 totaled $0.4 million.
Purchase Commitments
From time to time in the ordinary course of the business the Company enters into purchase commitments for inventory, third party software licenses, etc. The Company evaluates these commitments on a quarterly basis to assure ourselves that all commitments made will be realized in the ordinary course of business given the terms of the commitment and that no event has occurred that has impaired such commitment. As of September 30, 2010, the Company believes that all commitments made will be achieved over the terms established.
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
In fiscal 2010 and 2009 the Company issued 81,000 and 78,000 shares, respectively, of Series B Preferred Stock to Trident for payment of accrued dividends. Based on the market value of the Company’s common stock on the date of the dividend payment, the payment of the dividend in additional shares of Series B Preferred Stock resulted in a non-cash dividend of $0.2 million in each of fiscal 2010 and 2009.
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
Stock Plans
In February 2007, the Company adopted the 2007 Long Term Incentive and Stock Option Plan (the 2007 Plan). The 2007 Plan permits the granting of “incentive stock options” meeting the requirements of Section 422 of the Internal Revenue Code of 1986, as amended and nonqualified options that do not meet the requirements of Section 422. Stock appreciation rights, restricted stock awards, and restricted stock units may also be granted under the 2007 Plan. A total of 500,000 shares of the Company’s common stock were originally reserved for issuance pursuant to equity awards under the 2007 Plan. Subsequently, 1,000,000 shares were approved for addition to the 2007 Plan at the 2009 Annual Shareholders Meeting. The 2007 Plan has an evergreen provision in which the maximum number of shares that may be issued under the 2007 Plan shall be cumulatively increased on January 1, 2008 and on each January 1 thereafter for nine years by the lesser of (i) 500,000 Common Shares, (ii) 3% of the Company’s outstanding Common Shares, on an as-converted basis, as of the preceding December 31 and (iii) a number of Common Shares determined by the Board or Committee. The Company has 535,954 shares authorized and available for future equity awards as of September 30, 2010. Generally, the options that are granted under the 2007 Plan are exercisable for a period of ten years from the date of grant and vest over a period of up to three years from the date of grant.
The Company has three equity compensation plans: its 2001 Interim Incentive and Stock Option Plan, its 2002 Long-Term Incentive and Stock Option Plan and its 2007 Long-Term Incentive and Stock Option Plan, all of which have been approved by the shareholders of the Company. The 2001 Interim and 2002 Plans have terminated and no additional awards can be made under those Plans.
Stock Options
The following tables summarize information relating to stock option activity for fiscal 2010 and 2009 (in thousands, except per share amount):

		Weighted
		Average
	Shares	Exercise Price
Options outstanding at September 30, 2008	1,239	$4.66
Granted	732	2.18
Cancelled:
Expired	(25)	3.99
Forfeited	(41)	4.24

Options outstanding at September 30, 2009	1,905	3.73
Granted	503	2.89
Exercised	(2)	2.00
Cancelled:
Expired	(25)	5.23
Forfeited	(154)	3.42

Options outstanding at September 30, 2010	2,227	$3.55

Information regarding options outstanding and exercisable at September 30, 2010 is as follows (in thousands, except per share amount):

	Options Outstanding			Options Exercisable
		Weighted			Weighted
		Average	Weighted		Average	Weighted
		Remaining	Average		Remaining	Average
	Number	Contractual	Exercise	Number	Contractual	Exercise
Range of exercise price	of Shares	Life (Years)	Price	of Shares	Life (Years)	Price
$2.00 - $2.99	1,249	8.5	$2.47	381	8.0	$2.39
3.00 - 3.99	167	8.3	3.51	94	8.3	3.43
4.33 - 4.98	35	5.9	4.64	35	5.9	4.64
5.03 - 5.40	776	6.2	5.24	776	6.2	5.24

	2,227	7.6	3.55	1,286	6.8	4.25

There were 2,000 options exercised during fiscal year 2010. Total intrinsic value of stock options exercised during fiscal year 2010 was $1,000. The intrinsic value of outstanding options and options exercisable was $0.3 million and $0.1 million, respectively, as of September 30, 2010.
On December 19, 2008, pursuant to and in accordance with the recommendation of the Compensation Committee (the “Committee”) of the Board of Directors of the Company, the Company extended the expiration date of all employee stock options previously issued under the 2007 Long-Term Incentive and Stock Option Plan and the 2002 Long-Term Incentive and Stock Option Plan from five years to ten years. No changes were made to any other terms of the stock options and the exercise prices remained the same. The total impact of this modification is that an additional $75,000 of compensation cost is being recognized ratably over the remaining vesting periods of the modified options.
The fair value of each option is estimated at the grant date using the Black-Scholes option-pricing model. The weighted average fair value at the date of grant and the assumptions used to determine such values are indicated in the following table (number of shares in thousands):

	For the Twelve Months
	Ended September 30,
	2010	2009
Number of shares granted	503	732
Fair value per share	$1.30	$0.87
Risk-free interest rate	3.02%	2.29%
Expected volatility	42.16%	40.29%
Expected life (in years)	5.93	5.73
Dividend yield	—	—
As of September 30, 2010, there was approximately $0.7 million of total unrecognized compensation costs related to stock option awards. The Company will recognize this cost over the remaining vesting periods of these options. The weighted average period over which the costs will be recognized is 1.45 years.
Restricted Stock Awards
The Company grants restricted shares of common stock as part of its long-term incentive compensation to employees. Fair market values of restricted stock awards are determined based on the closing market price on the date of grant. Restricted stock awards vest over one to three years and stock may be sold once vested. The Company also granted 18,000 and 15,000 shares of common stock to certain directors in fiscal 2010 and 2009, respectively. Restricted stock awards granted to directors vest immediately.
The following table summarizes information relating to restricted stock activity for fiscal 2010 and 2009 (in thousands, except per share amount):

		Weighted
	Number of	Average Grant
	Shares	Date Fair Value
Restricted stock outstanding at September 30, 2008	285	$4.37
Granted	48	3.24
Vested	(173)	4.48
Forfeited	(4)	2.99

Restricted stock outstanding at September 30, 2009	156	3.93
Granted	18	3.06
Vested	(92)	3.75
Forfeited	(4)	3.21

Restricted stock outstanding at September 30, 2010	78	$3.96

The total fair value of shares vested during fiscal years 2010 and 2009 was $0.3 million and $0.5 million, respectively. The weighted average grant date fair value of restricted stock awards granted during fiscal years 2010 and 2009, respectively, was $3.06 and $3.24.
At September 30, 2010, there was approximately $0.2 million of total unrecognized compensation costs related to restricted stock awards. The Company will recognize this cost over the remaining vesting periods of these awards. The weighted average period over which the costs will be recognized is 1.15 years.
Restricted Stock Units
The Company currently grants restricted units of common stock as part of its long-term incentive compensation to employees. The fair value of restricted stock units is determined based on the closing market price of the Company’s stock on the date of grant. Restricted stock units vest over a period of three years.

The following table summarizes information relating to restricted stock unit activity for fiscal 2010 (number of units in thousands):

		Weighted
	Number of	Average Grant
	Shares	Date Fair Value
Restricted stock units outstanding at September 30, 2008	—	$—
Granted	241	2.00

Restricted stock units outstanding at September 30, 2009	241	2.00
Granted	174	2.87
Settled	(201)	2.20
Cancelled:
Expired	—	—
Forfeited	(29)	2.31

Restricted stock outstanding at September 30, 2010	185	$2.55

At September 30, 2010, there was approximately $0.5 million of total unrecognized compensation costs related to restricted stock units. The Company will recognize this cost over the remaining vesting periods of these units. The weighted average period over which the costs will be recognized is 1.57 years.
The total fair value of restricted stock units vested during fiscal year 2010 was $0.6 million.
In February 2010, the Company had a change in control, as defined in the employee Restricted Stock Unit agreements, due to the issuance of the Series G preferred stock. This change in control was a triggering event for the acceleration of the vesting and settlement of a portion of the Company’s outstanding restricted stock units. As a result of this acceleration, the Company recognized a charge of $0.2 million.
Common stock warrants
The Company has issued warrants for the purchase of common stock to management, consultants and placement agents. Compensation expense associated with the warrants has not been material and has been recorded as expense at its fair value.
In fiscal 2010, the Company issued 3,020,000 warrants relating to the issuance of Series G Preferred Stock.
In fiscal 2009, the Company issued 407,000 warrants relating to the issuance of Series F Preferred Stock.
The following tables summarize information relating to stock warrants (amounts in thousands, with the exception of per warrant amounts):

			Weighted Average
		Weighted Average	Remaining Life
	Number of Warrants	Exercise Price	(years)
Warrants outstanding at September 30, 2008	1,995	$3.54	2.6
Granted	407
Cancelled	(461)

Warrants outstanding at September 30, 2009	1,941	3.34	4.0
Granted	3,020
Cancelled	(10)

Warrants outstanding at September 30, 2010	4,951	$3.13	5.1

Note 10. Legal Proceedings
XATA and its wholly owned subsidiary, Geologic Solutions, Inc. were named as defendants in two companion lawsuits in the United States District Court, Western District of North Carolina, Asheville Division. The plaintiffs allege against XATA and Geologic that Geologic created an unsafe product that permitted drivers to send and/or receive text messages while the vehicle is in motion. The plaintiffs claim damages in a nonspecific amount, but exceeding $75,000. In both cases the assigned U.S. Magistrate has recommended that the cases be dismissed. Those Orders have been appealed to the District Judge by plaintiffs and the parties are awaiting the Court’s orders.
During fiscal 2009, the Company was named as one of six defendants in a patent infringement lawsuit. The Company reached a settlement agreement with the plaintiff that dismissed the Company from the lawsuit and provides the Company with a fully paid-up irrevocable and perpetual license to the patents at issue, in exchange for cash compensation. The Company recognized $1.2 million in legal and settlement expenses during fiscal 2009 related to this matter.
Note 11. Subsequent Events
In connection with the acquisition of Turnpike, the Company committed to pay total earn-outs up to an additional 2,500,000 shares of common stock upon the achievement of certain performance goals for 2010, 2011 and 2012 fiscal years. The Company has determined that the 2010 performance goals of $7.9 million in revenue and net new subscriptions of 10,875 were achieved and therefore 809,993 shares of common stock will be issued to the former shareholders of Turnpike with the value of the remaining 23,340 shares being settled in cash of $70,000.
On September 30, 2010, the Company entered into a prepaid subscription agreement with Duke Capital, a former shareholder of Turnpike and owned in part by two employees of Turnpike. This agreement obligates the Company to provide hardware components and subscription service for 300 XATA Turnpike devices to Duke Capital for a period of 24 months. The total value of the agreement is $0.3 million, reflects non-cancelable terms and the full amount due over the contract term was prepaid by Duke Capital. Revenue will be recognized over the term of the agreement. The subscription of these 300 units was included in the calculation of the achievement of the fiscal 2010 earn-out goals and allowed the net new subscriptions goal to be met.
The Company has evaluated all subsequent events to ensure that this Annual Report on Form 10-K includes appropriate disclosure of events both recognized in the financial statements as of September 30, 2010, and events which occurred subsequent to September 30, 2010 but were not recognized in the financial statements.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.
Item 9A. Controls and Procedures
Evaluation of disclosure controls and procedures. The Company’s Chief Executive Officer and Chief Financial Officer (collectively, the “Certifying Officers”) are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) for the Company. Based on an evaluation of such disclosure controls and procedures as of the end of the period covered by this report, such officers have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2010 provided that the evaluation did not include an assessment of the effectiveness of the internal controls over financial reporting for the Turnpike operations which were acquired on December 4, 2009.
Management’s report on internal control over financial reporting. Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including the Certifying Officers, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. In accordance with the Securities and Exchange Commission’s published guidance, the Company’s assessment of internal control over financial reporting excluded the fiscal 2010 acquisition of Turnpike Inc., which represents approximately 9.3 percent of net sales for the year ended September 30, 2010. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of September 30, 2010.
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
Changes in internal controls over financial reporting. There have been no changes in the Company’s internal controls over financial reporting during its fourth fiscal quarter ended September 30, 2010, that have materially affected or are reasonably likely to materially affect such controls.
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
Item 15. Exhibits and Financial Statement Schedules
(a) Documents Filed as Part of Form 10-K
1. Financial Statements
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheet as of September 30, 2010 and 2009
Consolidated Statements of Operations for the years ended September 30, 2010 and 2009
Consolidated Statements of Changes in Shareholders’ Equity for the years ended September 30, 2010 and 2009
Consolidated Statements of Cash Flows for the years ended September 30, 2010 and 2009
2. Financial Statement Schedules
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

XATA CORPORATION
Dated: December 13, 2010	By:	/s/ John J. Coughlan
John J. Coughlan, Chairman, Chief Executive Officer and President (Principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Dated: December 13, 2010	By:	/s/ John J. Coughlan
John J. Coughlan, Chairman, Chief
Executive Officer and President

Dated: December 13, 2010	By:	/s/ Karen T. Beckwith
Karen T. Beckwith, Director

Dated: December 13, 2010	By:	/s/ Donald R. Dixon
Donald R. Dixon, Director

Dated: December 13, 2010	By:	/s/ Thomas G. Hudson
Thomas G. Hudson, Director

Dated: December 13, 2010	By:	/s/ Roger W. Kleppe
Roger W. Kleppe, Director

Dated: December 13, 2010	By:	/s/ Chad Lindbloom
Chad Lindbloom, Director

Dated: December 13, 2010	By:	/s/ Christopher P. Marshall
Christopher P. Marshall, Director

Dated: December 13, 2010	By:	/s/ Michael J. Paxton
Michael J. Paxton, Director

Dated: December 13, 2010	By:	/s/ Bharat S. Vedak
Bharat S. Vedak, Director

Dated: December 13, 2010	By:	/s/ Mark E. Ties
Mark E. Ties, Chief Financial Officer
(Principal accounting and financial officer)

Schedule II
XATA Corporation
Valuation and Qualifying Accounts
(in thousands)

	Balance at	Charged to	Charged to
	beginning of	costs and	other	Deductions	Balance at
Description	period	expenses	accounts (1)	(2)	end of period
Year ended September 30, 2009 deducted from assets accounts:
Accounts receivable allowance for bad debts	$333	$115	$—	$80	$368
Year ended September 30, 2010 deducted from assets accounts:
Accounts receivable allowance for bad debts	368	269	80	273	444

(1)	This amount represents allowance for bad debts established for Turnpike Global Technologies

(2)	Amounts recorded in fiscal 2010 include $53,000 for accounts reserved for the Turnpike Global Technologies acquisition

Exhibit
No.	Description of Exhibits

3.1	Second Restated Articles of Incorporation, as amended through April 17, 2010.(28)

3.2	Restated Bylaws, as amended February 4, 2009 (22)

4.1	Common Stock Warrant and Series B Preferred Stock Purchase Agreement, dated December 6, 2003 (1)

4.2	Common Stock Warrant and Series C Preferred Stock Purchase Agreement, dated September 7, 2005 (2)

4.3	Common Stock Warrant and Series D Preferred Stock Purchase Agreement, dated June 18, 2007 (3)

4.4	Form of warrant issued to Trident entities in connection with Common Stock Warrant and Series B Preferred Stock Purchase Agreement (1)

4.5	Form of warrant issued to Cherry Tree Securities, LLC for its service as placement agent in connection with Common Stock Warrant and Series B Preferred Stock Purchase Agreement (1)

4.6	Form of warrant issued to Trident entities in connection with Common Stock Warrant and Series C Preferred Stock Purchase Agreement (2)

4.7	Form of warrant issued to Trident entities in connection with Common Stock Warrant and Series D Preferred Stock Purchase Agreement (3)

4.8	Investor Rights Agreement, dated June 19, 2007 (3)

4.9	Form of Senior Subordinated Convertible Notes issued on January 31, 2008, by XATA Corporation to each of Platinum Equity Capital Partners, L.P., Platinum Equity Capital Partners-A, L.P., Platinum Equity Capital Partners-PF, L.P. and Platinum Transportation Principals, LLC (24)

4.10	Common Stock Warrant, dated as of January 31, 2008, issued by XATA Corporation to Silicon Valley Bank (24)

4.11	Common Stock Warrant, dated as of January 31, 2008, issued by XATA Corporation to Partners for Growth II, L.P. (30)

4.12	Amended and Restated Investor Rights Agreement dated as of February 12, 2009 by and among the Company, Trident Capital Fund-V, L.P., Trident Capital Fund-V Affiliates Fund, L.P., Trident Capital Fund-V Affiliates Fund (Q), L.P., Trident Capital Fund-V Principals Fund, L.P. and Trident Capital Parallel Fund-V, C.V. (31)

4.13	Form of Warrant issued on February 12, 2009 to Trident Capital Fund-V, L.P., Trident Capital Fund-V Affiliates Fund, L.P., Trident Capital Fund-V Affiliates Fund (Q), L.P., Trident Capital Fund-V Principals Fund, L.P., Trident Capital Parallel Fund-V, C.V., GW 2001 Fund, L.P., Weber Capital Partners II, L.P. and certain members of the Company’s management (24)

9.0	Amended and Restated Voting Agreement, dated September 7, 2005 (2)

10.4	Trident Investor Indemnification Agreement (1)

10.5	Trident Director Indemnification Agreement (1)

10.6	Stock Purchase Agreement with JDSTG, dated August 30, 2000 (6)

10.7	Registration Rights Agreement with JDSTG dated August 30, 2000 (6)

10.8	Amendment No. 1, dated October 31, 2000, to Stock Purchase Agreement with JDSTG (7)

Exhibit
No.	Description of Exhibits

10.9	Side Agreement with JDSTG dated December 28, 2000 (8)

10.13	Form of Warrant issued to directors as equity compensation (12)

10.14	2002 Long-Term Incentive and Stock Option Plan (22)

10.15	Form of Restricted Stock Award Agreement pursuant to 2002 Long-Term Incentive and Stock Option Plan (13)

10.16	Form of Directors’ Restricted Stock Award Agreement pursuant to 2002 Long-Term Incentive and Stock Option Plan (14)

10.17	2007 Long-term Incentive and Stock Option Plan (15)

10.18	Form of Stock Option Agreement for Directors pursuant to 2007 Long-term Incentive and Stock Option Plan (22)

10.19	Form of Stock Option Agreement for Employees pursuant to 2007 Long-term Incentive and Stock Option Plan (22)

10.20	Change of Control Agreement with Mark Ties (16)

10.22	Executive Employment Agreement with John J. Coughlan (18)

10.23	Incentive Stock Option Agreement with John J. Coughlan (18)

10.24	Restricted Stock Award Agreement with John J. Coughlan (18)

10.25	Matching Restricted Stock Award Agreement with John J. Coughlan (18)

10.26	Change of Control Agreement with David Gagne (19)

10.27	Non-Qualified Stock Option Agreement with David Gagne (19)

10.28	Matching Restricted Stock Award Agreement with David Gagne (19)

10.30	Business Agreement with Winland Electronics dated June 28, 2005 (20)

10.31	Reseller Agreement with Orbcomm, Inc. dated July 31, 2006 (20)

10.32	Second Amendment to Custom Service Agreement with Sprint Solutions, Inc. effective January 1, 2007 (20)

10.33	Stock Purchase Agreement, dated as of December 19, 2007, between XATA Corporation, GeoLogic Solutions, Inc., GeoLogic Management, Inc., Platinum Equity Capital Partners, L.P., Platinum Equity Capital Partners-A, L.P., Platinum Equity Capital Partners-PF, L.P. and Platinum Transportation Principals, LLC. (23)

10.34	First Amendment to Stock Purchase Agreement, dated as of January 31, 2008, between XATA Corporation, GeoLogic Solutions, Inc., GeoLogic Management, Inc., Platinum Equity Capital Partners, L.P., Platinum Equity Capital Partners-A, L.P., Platinum Equity Capital Partners-PF, L.P. and Platinum Transportation Principals, LLC. (24)

10.38	Severance Agreement between Mark E. Ties and the Company dated May 8, 2008 (26)

10.43	Severance Agreement between XATA Corporation and David Gagne dated May 7, 2010 (29)

10.44	Common Stock Warrant and Series E Preferred Stock Purchase Agreement dated as of February 12, 2010 by and among XATA Corporation, Trident Capital Fund-V, L.P., Trident Capital Fund-V Affiliates Fund,

Exhibit
No.	Description of Exhibits

L.P., Trident Capital Fund-V Affiliates Fund (Q), L.P., Trident Capital Fund-V Principals Fund, L.P., Trident Capital Parallel Fund-V, C.V., Weber Capital Partners II, L.P., GW 2001 Fund, L.P. and certain members of the Company’s management (32)

10.45	Exchange Agreement dated February 12, 2010 by and among XATA Corporation, Trident Capital Fund-V, L.P., Trident Capital Fund-V Affiliates Fund, L.P., Trident Capital Fund-V Affiliates Fund (Q), L.P., Trident Capital Fund-V Principals Fund, L.P., Trident Capital Parallel Fund-V, C.V., Weber Capital Partners II, L.P., GW 2001 Fund, L.P. and certain members of the Company’s management (33)

10.46	Amendment, dated January 27, 2010, to certain promissory notes issued by the Company on January 31, 2008 to Platinum Equity Capital Partners, L.P., Platinum Equity Capital Partners-A, L.P., Platinum Equity Capital Partners-PF, L.P. and Platinum Transportation Principals, LLC (34)

10.47	2007 Long-term Incentive and Stock Option Plan, as amended effective February 4, 2010 (35)

10.48	Form of XATA Corporation Restricted Stock Unit Award Agreement (36)

23	Consent of Grant Thornton LLP, independent registered public accounting firm*

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

*	Filed herewith

(1)	Incorporated by reference to exhibit filed as part of Report on Form 8-K on December 9, 2003

(2)	Incorporated by reference to exhibit filed as part of Report on Form 8-K on September 22, 2005

(3)	Incorporated by reference to exhibit filed as part of Report on Form 8-K on June 22, 2007

(4)	Incorporated by reference to exhibit filed as a part of Report on Form 10-QSB for the fiscal quarter ended March 31, 1997

(5)	Incorporated by reference to exhibit filed as part of Report on Form 10-QSB for the fiscal quarter ended March 31, 2003

(6)	Incorporated by reference to exhibit filed as a part of Report on Form 8-K on September 7, 2000

(7)	Incorporated by reference to exhibit filed as a part of Report on Form 8-K on November 2, 2000

(8)	Incorporated by reference to exhibit filed as a part of Report on Form 10-KSB for the fiscal year ended September 30, 2000

(9)	Incorporated by reference to exhibit filed as part of Report on Form 10-KSB for the fiscal year ended September 30, 2004

(10)	Incorporated by reference to exhibit filed as part of Report on Form 10-KSB/A for the fiscal year ended September 30, 2005

(11)	Incorporated by reference to exhibit filed as part of Report on Form 10-QSB for the fiscal quarter ended December 31, 2000

(12)	Incorporated by reference to exhibit filed as part of Report on Form 10-KSB for the fiscal year ended

September 30, 2002

(13)	Incorporated by reference to exhibit filed as part of Report on Form 10-KSB for the fiscal year ended September 30, 2004

(14)	Incorporated by reference to exhibit filed as part of Report on Form 8-K on March 1, 2006

(15)	Incorporated by reference to exhibit filed as part of Registration Statement on Form S-8 on February 15, 2007

(16)	Incorporated by reference to exhibit filed as part of Report on Form 8-K on April 12, 2005

(17)	Incorporated by reference to exhibit filed as part of Report on Form 8-K on April 11, 2006

(18)	Incorporated by reference to exhibit filed as part of Report on Form 8-K on October 4, 2006

(19)	Incorporated by reference to exhibit filed as part of Report on Form 8-K on January 8, 2007

(20)	Incorporated by reference to exhibit filed as part of Report on Form 10-KSB for the fiscal year ended September 30, 2006

(21)	Incorporated by reference to exhibit filed as part of Report on Form 8-K on July 9, 2007

(22)	Incorporated by reference to Exhibit 3.1 of the Company’s Report on Form 8-K filed with the SEC on February 10, 2009

(23)	Incorporated by reference to exhibit filed as part of Report on Form 8-K filed with the SEC on December 24, 2007

(24)	Incorporated by reference to exhibit filed as part of Report on Form 8-K filed with the SEC on February 6, 2008

(25)	Incorporated by reference to exhibit filed as part of Report on Form 8-K filed with the SEC on January 18, 2008

(26)	Incorporated by reference to exhibit filed as part of Report on Form 10-Q for the fiscal quarter ended June 30, 2008.

(27)	Incorporated by reference to exhibit filed as part of Report on Form 8-K filed with the SEC on October 7, 2008

(28)	Incorporated by reference to Exhibit 3.1 of the Company’s Report on Form 10-K filed with the SEC on December 17, 2008, and Exhibits 3.1, 3.2 and 3.3 of the Company’s Report on Form 8-K filed with the SEC on April 21, 2009

(29)	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on May 11, 2010

(30)	Incorporated by reference to Exhibit 4.1 of the Company’s Report on Form 8-K filed with the SEC on February 18, 2010

(31)	Incorporated by reference to Exhibit 4.2 of the Company’s Report on Form 8-K filed with the SEC on February 18, 2010

(32)	Incorporated by reference to Exhibit 10.1 of the Company’s Report on Form 8-K filed with the SEC on February 18, 2010

(33)	Incorporated by reference to Exhibit 10.2 of the Company’s Report on Form 8-K filed with the SEC on February 18, 2010

(34)	Incorporated by reference to exhibit filed as part of Report on Form 10-Q for the fiscal quarter ended March 31, 2010

(35)	Incorporated by reference to Appendix A to the Company’s Proxy Statement filed with the Securities and Exchange Commission on December 22, 2008

(36)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A filed with the SEC on December 10, 2010.

(37)	Incorporated by reference to Exhibit 10.41 of the Company’s Report on Form 10-K filed with the SEC on December 17, 2008.

(38)	Incorporated by reference to Exhibit 10.42 of the Company’s Report on Form 10-K filed with the SEC on December 17, 2008.