Form 10-K/A
period 2010-09-30
XATA CORP /MN/
filed 2010-12-20
CIK 854398

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K/A
(AMENDMENT NO. 1)
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
     The number of shares of common stock outstanding on December 3, 2010 was 9,816,411.
     Items 10, 11, 12, 13 and 14 of Part III incorporate information by reference from the definitive proxy statement for the Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this report.

PART IV
Item 15. Exhibits and Financial Statement Schedules
SIGNATURES
EX-3.1
EX-21
EX-31.1
EX-31.2

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

XATA CORPORATION
Dated: December 20, 2010	By:	/s/ Mark E. Ties
Mark E. Ties, Chief Financial Officer
(Principal accounting and financial officer)

Exhibit
No.		Description of Exhibits
3.1		Third Amended and Restated Articles of Incorporation, as amended through February 27, 2010

3.2		Restated Bylaws, as amended through February 4, 2009 (1)

4.1		Common Stock Warrant and Series C Preferred Stock Purchase Agreement dated September 7, 2005 (2)

4.2		Common Stock Warrant and Series D Preferred Stock Purchase Agreement dated June 18, 2007 (3)

4.3		Form of Warrant issued to Trident Capital, Inc. and its affiliates in connection with Common Stock Warrant and Series C Preferred Stock Purchase Agreement (4)

4.4		Form of Warrant issued to Trident entities in connection with Common Stock Warrant and Series D Preferred Stock Purchase Agreement (5)

4.5		Investor Rights Agreement by and among the Company and Trident Capital Fund-V, L.P., Trident Capital Fund-V Affiliates Fund, L.P., Trident Capital Fund-V Affiliates Fund (Q), L.P., Trident Capital Fund-V Principals Fund, L.P., and Trident Capital Parallel Fund-V, C.V. dated as of June 19, 2007 (6)

4.6		Common Stock Warrant issued to Silicon Valley Bank dated as of January 31, 2008 (7)

4.7		Common Stock Warrant issued to Partners for Growth II, L.P. dated as of January 31, 2008 (8)

4.8		Amended and Restated Investor Rights Agreement by and among the Company, Trident Capital Fund-V, L.P., Trident Capital Fund-V Affiliates Fund, L.P., Trident Capital Fund-V Affiliates Fund (Q), L.P., Trident Capital Fund-V Principals Fund, L.P. and Trident Capital Parallel Fund-V, C.V. dated as of February 12, 2009 (9)

4.9		Form of Warrants issued to each of Trident Capital Fund-V, L.P., Trident Capital Fund-V Affiliates Fund, L.P., Trident Capital Fund-V Affiliates Fund (Q), L.P., Trident Capital Fund-V Principals Fund, L.P., Trident Capital Parallel Fund-V, C.V., GW 2001 Fund, L.P., Weber Capital Partners II, L.P. and certain members of the Company’s management (10)

9		Amended and Restated Voting Agreement dated September 7, 2005 (11)

10.1		Indemnification Agreement by and among the Company, Trident Capital, Inc., Trident Capital Fund-V, L.P, Trident Capital Fund-V Affiliates Fund, L.P., Trident Capital Fund-V Affiliates Fund (Q), L.P., Trident Capital Fund-V Principals Fund, L.P. and Trident Capital Parallel Fund-V, C.V. dated as of December 8, 2003 (12)

10	.2#	Director Indemnification Agreement dated as of December 8, 2003 (13)

10.3		Stock Purchase Agreement with John Deere Special Technologies Group, Inc. dated August 30, 2000 (14)

10.4		Registration Rights Agreement with John Deere Special Technologies Group, Inc. dated August 30, 2000(15)

10.5		Amendment No. 1 to Stock Purchase Agreement dated as of October 31, 2000 (16)

10.6		Side Agreement with John Deere Special Technologies Group, Inc. dated December 28, 2000 (17)

10.7		Second Amendment to Stock Purchase Agreement with John Deere Special Technologies Group, Inc. dated December 4, 2009 (18)

10.8		Loan and Security Agreement between Silicon Valley Bank, the Company and GeoLogic Solutions, Inc. dated as of January 31, 2008 (19)

10.9		Second Amendment to Loan and Security Agreement between Silicon Valley Bank, the Company and GeoLogic Solutions, Inc. dated November 20, 2008 (20)

10.10		Loan and Security Agreement between Partners for Growth II, L.P., the Company and GeoLogic Solutions, Inc. dated as of January 31, 2008 (21)

10.11		First Amendment to Loan and Security Agreement between Partners for Growth II, L.P., the Company and GeoLogic Solutions, Inc. dated November 20, 2008 (22)

10	.12#	Employment Agreement dated October 1, 2000 with Thomas N. Flies (23)

10	.13#	Form of Warrant issued to directors as equity compensation (24)

Exhibit
No.		Description of Exhibits
10	.14#	2002 Long-Term Incentive and Stock Option Plan (25)

10	.15#	Form of Restricted Stock Award Agreement pursuant to 2002 Long-Term Incentive and Stock Option Plan (26)

10	.16#	Form of Directors’ Restricted Stock Award Agreement pursuant to 2002 Long-Term Incentive and Stock Option Plan (27)

10	.17#	2007 Long-term Incentive and Stock Option Plan (28)

10	.18#	Form of Non-Qualified Stock Option Agreement for Directors pursuant to 2007 Long-term Incentive and Stock Option Plan (29)

10	.19#	Form of Incentive Stock Option Agreement for Employees pursuant to 2007 Long-term Incentive and Stock Option Plan (30)

10	.20#	2007 Long-term Incentive and Stock Option Plan, as amended and restated February 4, 2010 (31)

10	.21#	Change of Control Agreement with Mark Ties dated April 11, 2005 (32)

10	.22#	Executive Employment Agreement with John J. Coughlan dated October 1, 2006 (33)

10	.23#	Incentive Stock Option Agreement with John J. Coughlan dated October 1, 2006 (34)

10	.24#	Restricted Stock Award Agreement with John J. Coughlan dated October 1, 2006 (35)

10	.25#	Matching Restricted Stock Award Agreement with John J. Coughlan dated October 1, 2006 (36)

10	.26#	Change of Control Agreement with David Gagne dated January 1, 2007 (37)

10	.27#	Non-Qualified Stock Option Agreement with David Gagne dated January 1, 2007 (38)

10	.28#	Matching Restricted Stock Award Agreement with David Gagne dated January 5, 2007 (39)

10.29		Business Agreement with Winland Electronics, Inc. dated June 28, 2005 (40)

10.30		International Value Added Reseller Agreement with Orbcomm, Inc. dated July 31, 2006 (41)

10.31		Second Amendment to Custom Service Agreement with Sprint Solutions, Inc. dated October 26, 2006 (42)

10	.32#	Severance Agreement with Mark E. Ties dated May 8, 2008 (43)

10	.33#	Severance Agreement with David Gagne dated May 7, 2009 (44)

10.34		Common Stock Warrant and Series E Preferred Stock Purchase Agreement by and among the Company, Trident Capital Fund-V, L.P., Trident Capital Fund-V Affiliates Fund, L.P., Trident Capital Fund-V Affiliates Fund (Q), L.P., Trident Capital Fund-V Principals Fund, L.P., Trident Capital Parallel Fund-V, C.V., Weber Capital Partners II, L.P., GW 2001 Fund, L.P. and certain members of the Company’s management dated as of February 12, 2009 (45)

10.35		Exchange Agreement by and among XATA Corporation, Trident Capital Fund-V, L.P., Trident Capital Fund-V Affiliates Fund, L.P., Trident Capital Fund-V Affiliates Fund (Q), L.P., Trident Capital Fund-V Principals Fund, L.P., Trident Capital Parallel Fund-V, C.V., Weber Capital Partners II, L.P., GW 2001 Fund, L.P. and certain members of the Company’s management dated February 12, 2009 (46)

10.36		Equity Purchase Agreement by and among the Company, Turnpike Global Technologies Inc., Turnpike Global Technologies LLC, the stockholders of Turnpike Global Technologies Inc., the members of Turnpike Global Technologies LLC, and Brendan Staub, as Sellers’ Representative dated December 4, 2009 (47)

10.37		Equity Purchase Agreement by with Kelly Frey dated December 2, 2009 (48)

10.38		Note Purchase Agreement by and among the Company and TCV VII, L.P., TCV VII (A), L.P., TCV Member Fund, L.P., Trident Capital Fund-V, L.P., Trident Capital Fund-V Affiliates Fund, L.P., Trident Capital Fund-V Affiliates Fund (Q), L.P., Trident Capital Fund-V Principals Fund, L.P., Trident Capital Parallel Fund-V, C.V., and GW 2001 Fund, L.P. dated December 4, 2009 (49)

Exhibit
No.	Description of Exhibits
10.39	Form of Senior Mandatorily Convertible Promissory Note issued on December 4, 2009 to each of TCV VII, L.P., TCV VII (A), L.P., TCV Member Fund, L.P., Trident Capital Fund-V, L.P., Trident Capital Fund-V Affiliates Fund, L.P., Trident Capital Fund-V Affiliates Fund (Q), L.P., Trident Capital Fund-V Principals Fund, L.P., Trident Capital Parallel Fund-V, C.V., and GW 2001 Fund, L.P.(50)

10.40	Form of Support Agreement dated December 4, 2009 and entered into by TCV VII, L.P. and TCV VII (A), L.P., with each of (i) John Deere Special Technologies Group, Inc. , (ii) GW 2001 Fund, L.P. and Weber Capital Partners II, L.P., and (iii) Trident Capital Fund-V, L.P., Trident Capital Fund-V Affiliates Fund, L.P., Trident Capital Fund-V Affiliates Fund (Q), L.P., Trident Capital Fund-V Principals Fund, L.P., and Trident Capital Parallel Fund-V, C.V. (51)

10.41	Investor Rights Agreement by and among the Company, TCV VII, L.P., TCV VII(A), L.P., and TCV Member Fund, L.P. dated December 4, 2009 (52)

10.42	Indemnification Agreement by and among the Company, TCV VII, L.P., TCV VII(A), L.P., and TCV Member Fund, L.P. dated December 4, 2009 (53)

10.43	Amended and Restated Voting Agreement by and among the Company, John Deere Special Technologies Group, Inc., Trident Capital Fund-V, L.P., Trident Capital Fund-V Affiliates Fund, L.P., Trident Capital Fund-V Affiliates Fund (Q), L.P., Trident Capital Fund-V Principals Fund, L.P., and Trident Capital Parallel Fund-V, C.V. dated December 4, 2009 (54)

10.44	Voting Agreement by and among the Company, John Deere Special Technologies Group, Inc., TCV VII, L.P., TCV VII (A), L.P., and TCV Member Fund, L.P. dated December 4, 2009 (55)

21	List of Subsidiaries

23	Consent of Grant Thornton LLP, independent registered public accounting firm (56)

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (56)

32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (56)

Unless otherwise indicated, all documents incorporated into this Annual Report on Form 10-K by reference to a document filed with the SEC pursuant to the Exchange Act are located under file number 0-27166.

#	Management contract, compensatory plan or arrangement required to be filed and an exhibit.

(1)	Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed February 10, 2009

(2)	Incorporated by reference to Exhibit 10.39 to Current Report on Form 8-K filed September 22, 2005

(3)	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed June 22, 2007

(4)	Incorporated by reference to Exhibit 4.6 to Current Report on Form 8-K filed September 22, 2005

(5)	Incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed June 22, 2007

(6)	Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed June 22, 2007

(7)	Incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed February 6, 2008

(8)	Incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K filed February 6, 2008

(9)	Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed February 18, 2009

(10)	Incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed February 18, 2009

(11)	Incorporated by reference to Exhibit 9.1 to Current Report on Form 8-K filed September 22, 2005

(12)	Incorporated by reference to Exhibit 10.30 to Current Report on Form 8-K filed December 9, 2003

(13)	Incorporated by reference to Exhibit 10.31 to Current Report on Form 8-K filed December 9, 2003

(14)	Incorporated by reference to Exhibit 10.15 filed to Current Report on Form 8-K filed September 7, 2000

(15)	Incorporated by reference to Exhibit 10.16 filed to Current Report on Form 8-K filed September 7, 2000

(16)	Incorporated by reference to Exhibit 10.17 to Current Report on Form 8-K filed November 2, 2000

(17)	Incorporated by reference to Exhibit 10.18 to Annual Report on Form 10-KSB for the fiscal year ended September 30, 2000

(18)	Incorporated by reference to Exhibit 10.10 to Current Report on Form 8-K filed December 10, 2009

(19)	Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed February 6, 2008

(20)	Incorporated by reference to Exhibit 10.42 to Annual Report on Form 10-K for the fiscal year ended September 30, 2008

(21)	Incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed February 6, 2008

(22)	Incorporated by reference to Exhibit 10.41 to Annual Report on Form 10-K for the fiscal year ended September 30, 2008

(23)	Incorporated by reference to Exhibit 10.21 to Quarterly Report on Form 10-QSB for the fiscal quarter ended December 31, 2000

(24)	Incorporated by reference to Exhibit 10.26 to Annual Report on Form 10-KSB for the fiscal year ended September 30, 2002

(25)	Incorporated by reference to Exhibit 10.14 to Annual Report on Form 10-K for the fiscal year ended September 30, 2007

(26)	Incorporated by reference to Exhibit 10.34 to Annual Report on Form 10-KSB for the fiscal year ended September 30, 2004

(27)	Incorporated by reference to Exhibit 10.36 to Current Report on Form 8-K filed March 9, 2006

(28)	Incorporated by reference to Exhibit 4.7 to Registration Statement on Form S-8 filed February 15, 2007

(29)	Incorporated by reference to Exhibit 10.18 to Annual Report on Form 10-K for the fiscal year ended September 30, 2007

(30)	Incorporated by reference to Exhibit 10.19 to Annual Report on Form 10-K for the fiscal year ended September 30, 2007

(31)	Incorporated by reference to Appendix A to the Company’s Proxy Statement filed with the Securities and Exchange Commission on December 22, 2008

(32)	Incorporated by reference to Exhibit 10.38 to Current Report on Form 8-K filed April 12, 2005

(33)	Incorporated by reference to Exhibit 10.41 to Current Report on Form 8-K filed October 4, 2006

(34)	Incorporated by reference to Exhibit 10.42 to Current Report on Form 8-K filed October 4, 2006

(35)	Incorporated by reference to Exhibit 10.31 to Current Report on Form 8-K filed October 4, 2006

(36)	Incorporated by reference to Exhibit 10.44 to Current Report on Form 8-K filed October 4, 2006

(37)	Incorporated by reference to Exhibit 10.51 to Current Report on Form 8-K filed January 8, 2007

(38)	Incorporated by reference to Exhibit 10.52 to Current Report on Form 8-K filed January 8, 2007

(39)	Incorporated by reference to Exhibit 10.53 to Current Report on Form 8-K filed January 8, 2007

(40)	Incorporated by reference to Exhibit 10.48 to Annual Report on Form 10-KSB for the fiscal year ended September 30, 2006

(41)	Incorporated by reference to Exhibit 10.49 to Annual Report on Form 10-KSB for the fiscal year ended September 30, 2006

(42)	Incorporated by reference to Exhibit 10.50 to Annual Report on Form 10-KSB for the fiscal year ended September 30, 2006

(43)	Incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2008

(44)	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed May 11, 2009

(45)	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed February 18, 2009

(46)	Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed February 18, 2009

(47)	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed December 10, 2009

(48)	Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed December 10, 2009

(49)	Incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed December 10, 2009

(50)	Incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K filed December 10, 2009

(51)	Incorporated by reference to Exhibit 10.5 to Current Report on Form 8-K filed December 10, 2009

(52)	Incorporated by reference to Exhibit 10.6 to Current Report on Form 8-K filed December 10, 2009

(53)	Incorporated by reference to Exhibit 10.7 to Current Report on Form 8-K filed December 10, 2009

(54)	Incorporated by reference to Exhibit 10.8 to Current Report on Form 8-K filed December 10, 2009

(55)	Incorporated by reference to Exhibit 10.9 to Current Report on Form 8-K filed December 10, 2009

(56)	Filed with original Annual Report on Form 10-K for the year ended September 30, 2010