Form 10-Q
period 2010-12-31
XATA CORP /MN/
filed 2011-02-04
CIK 854398

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended December 31, 2010 or

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
APPLICABLE ONLY TO CORPORATE ISSUERS
As of January 25, 2011, the following securities of the Registrant were outstanding: 10,626,404 shares of Common Stock, $.01 par value per share, 2,126,362 shares of Series B Preferred Stock, 1,269,036 shares of Series C Preferred Stock, 1,566,580 shares of Series D Preferred Stock, 1,355,857 of Series F Preferred Stock and 10,066,663 shares of Series G Preferred Stock.

XATA Corporation
Index

PART I — FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
XATA Corporation
Consolidated Statements of Operations (Unaudited)

	For the Three Months Ended
	December 31,
In thousands, except per-share data	2010	2009
Revenue	$13,978	$17,523

Costs and expenses
Cost of goods sold	5,658	9,692
Selling, general and administrative	6,113	6,150
Research and development	2,224	1,333
Acquisition related costs	—	779

Total costs and expenses	13,995	17,954

Operating loss	(17)	(431)
Net interest and other expense	(83)	(276)
Interest expense on financing activities	—	(779)
Acquisition related interest and mark to market	—	(162)

Loss before income taxes	(100)	(1,648)
Income tax benefit	(15)	—

Net loss	(85)	(1,648)
Preferred stock dividends	(53)	(51)
Preferred stock deemed dividends	18	(14)

Net loss to common shareholders	$(120)	$(1,713)

Net loss per common share:
Basic and diluted	$(0.01)	$(0.20)
Weighted average common and common share equivalents:
Basic and diluted	9,740	8,646
The accompanying notes are an integral part of the consolidated financial statements (unaudited).

XATA Corporation
Consolidated Balance Sheets (Unaudited)

	December 31,	September 30,
In thousands	2010	2010
ASSETS
Current assets
Cash and cash equivalents	$14,030	$13,374
Accounts receivable, less allowances of $273 at December 31, 2010 and $444 at September 30, 2010	6,493	11,392
Inventories	4,107	3,047
Deferred product costs	1,875	2,042
Prepaid expenses and other current assets	1,134	1,260

Total current assets	27,639	31,115

Equipment, leased equipment and leasehold improvements, net	6,651	5,798
Intangible assets, net	14,417	14,901
Goodwill	17,525	17,048
Deferred product costs, net of current portion	1,491	1,757
Deferred tax assets	348	337
Other assets	410	420

Total assets	$68,481	$71,376

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Current portion of debt obligations	$973	$839
Accounts payable	3,842	5,138
Accrued expenses	3,917	4,872
Deferred revenue	3,878	5,070

Total current liabilities	12,610	15,919

Debt obligations, net of current portion	688	485
Deferred revenue, net of current portion	2,976	3,591
Deferred tax liabilities	2,317	2,242
Other long-term liabilities	592	638

Total liabilities	19,183	22,875

Shareholders’ equity
Preferred stock, no par, 50,000 shares authorized:
Series B, 4% convertible, 2,250 shares designated; shares issued and outstanding: 2,127 at December 31, 2010 and 2,085 at September 30, 2010	5,121	5,033
Series C, convertible, 1,400 shares designated; shares issued and outstanding: 1,269 at December 31, 2010 and September 30, 2010	4,426	4,426
Series D, convertible, 1,600 shares designated; shares issued and outstanding: 1,567 at December 31, 2010 and September 30, 2010	5,279	5,279
Series F, convertible, 1,400 shares designated; shares issued and outstanding: 1,356 at December 31, 2010 and September 30, 2010	2,365	2,365
Series G, convertible, 10,100 shares designated; shares issued and outstanding: 10,067 at December 31, 2010 and September 30, 2010	26,877	26,877
Common stock, par value $0.01 per share; 100,000 shares authorized; shares issued and outstanding: 10,626 at December 31, 2010 and 9,816 at September 30, 2010	106	98
Contingent common stock earn-out	4,062	6,452
Additional paid-in capital	44,126	41,539
Accumulated deficit	(44,249)	(44,129)
Accumulated other comprehensive income	1,185	561

Total shareholders’ equity	49,298	48,501

Total liabilities and shareholders’ equity	$68,481	$71,376

The accompanying notes are an integral part of the consolidated financial statements (unaudited).

XATA Corporation
Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

																Accumulated
	Series B		Series C		Series D		Series F		Series G				Contingent	Additional		Other
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Common Stock	Paid-In	Accumulated	Comprehensive
In thousands	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Earn-Out	Capital	Deficit	Income	Total
Balance at September 30, 2009	2,004	$4,790	1,269	$4,426	1,567	$5,279	1,356	$2,365	—	$—	8,789	$88	$—	$32,536	$(40,919)	$—	$8,565

Stock based compensation	—	—	—	—	—	—	—	—	—	—	—	—	—	1,210	—	—	1,210
Issuance of common stock for share based compensation awards	—	—	—	—	—	—	—	—	—	—	221	2	—	2	—	—	4
Issuance of common stock for acquisition of Turnpike Global Technologies	—	—	—	—	—	—	—	—	—	—	810	8	—	2,422	—	—	2,430
Forfeiture of restricted shares of common stock	—	—	—	—	—	—	—	—	—	—	(4)	—	—	—	—	—	—
Contingent common stock earn-out	—	—	—	—	—	—	—	—	—	—	—	—	6,452	—	—	—	6,452
Issuance of preferred stock and warrants	—	—	—	—	—	—	—	—	10,067	26,877	—	—	—	3,715	—	—	30,592
Record the beneficial conversion feature	—	—	—	—	—	—	—	—	—	—	—	—	—	1,654	(1,654)	—	—
Preferred stock dividends	81	206	—	—	—	—	—	—	—	—	—	—	—	—	(208)	—	(2)
Preferred stock deemed dividends	—	37	—	—	—	—	—	—	—	—	—	—	—	—	(37)	—	—
Comprehensive loss:
Foreign currency translation adjustment																561	561
Net loss															(1,311)		(1,311)

Total comprehensive loss																	(750)

Balance at September 30, 2010	2,085	5,033	1,269	4,426	1,567	5,279	1,356	2,365	10,067	26,877	9,816	98	6,452	41,539	(44,129)	561	48,501

Stock based compensation	—	—	—	—	—	—	—	—	—	—	—	—	—	205	—	—	205

Contingent common stock earn-out	—	—	—	—	—	—	—	—	—	—	810	8	(2,390)	2,382	—	—	—
Preferred stock dividends	42	106	—	—	—	—	—	—	—	—	—	—	—	—	(53)	—	53
Preferred stock deemed dividends	—	(18)	—	—	—	—	—	—	—	—	—	—	—	—	18	—	—
Comprehensive income:
Foreign currency translation adjustment																624	624
Net loss															(85)		(85)

Total comprehensive income																	539

Balance at December 31, 2010	2,127	$5,121	1,269	$4,426	1,567	$5,279	1,356	$2,365	10,067	$26,877	10,626	$106	$4,062	$44,126	$(44,249)	$1,185	$49,298

The accompanying notes are an integral part of the consolidated financial statements (unaudited).

XATA Corporation
Consolidated Statements of Cash Flows (Unaudited)

	For the Three Months Ended December 31,
In thousands	2010	2009
Operating activities
Net loss	$(85)	$(1,648)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization of intangibles	1,440	935
Amortization of debt financing costs	—	458
Non-cash interest expense on convertible debt	—	313
Non-cash charges for issuance of equity securities related to the acquisition of Turnpike Global Technologies	—	162
Stock based compensation	205	287
Changes in assets and liabilities, net of impact of acquisition:
Accounts receivable, net	4,932	(1,941)
Inventories	(1,011)	964
Deferred product costs	433	80
Prepaid expenses and other assets	101	418
Accounts payable	(1,728)	(1,322)
Accrued expenses	(973)	(1,366)
Deferred revenue	(1,807)	(685)

Net cash provided by (used in) operating activities	1,507	(3,345)

Investing activities
Purchase of equipment and leasehold improvements	(553)	(381)
Acquisition of Turnpike Global Technologies, net of cash acquired	—	(9,451)

Net cash used in investing activities	(553)	(9,832)

Financing activities
Borrowings on long-term obligations, net of costs	—	30,200
Payments on long-term obligations	(342)	(8,636)
Payments on financing costs	—	(75)

Net cash (used in) provided by financing activities	(342)	21,489

Effects of exchange rate on cash	44	2

Increase in cash and cash equivalents	656	8,314

Cash and cash equivalents
Beginning	13,374	3,440

Ending	$14,030	$11,754

Supplemental disclosures of cash flow information
Cash payments for interest	$40	$1,171

Supplemental schedule of noncash investing and financing activities
Assets acquired under capital lease obligation	$679	$10
Preferred stock deemed dividends	$(18)	$14
Preferred stock dividends	$53	$51
Preferred stock dividends paid	$106	$102
Issuance of shares for settlement of contingent earn-out	$2,390	$—
The accompanying notes are an integral part of the consolidated financial statements (unaudited).

XATA Corporation
Notes to consolidated financial statements (unaudited)
(Dollars in thousands)
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
In the opinion of management, the consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to fairly present the financial condition, results of operations, and cash flows for the periods presented. Results of operations for the periods presented are not necessarily indicative of results to be expected for any other interim period or for the full year. These consolidated financial statements should be read in conjunction with the Company’s financial statements and notes thereto in its Form 10-K for the year ended September 30, 2010 and Annual Report to Shareholders filed with the SEC.
Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries Turnpike Global Technologies, Inc. and Turnpike Global Technologies LLC (combined “Turnpike”) and GeoLogic Solutions, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation.
Revenue Recognition
Adoption of New Accounting Principles
In September 2009, the Financial Accounting Standards Board (“FASB”) amended the accounting standards related to revenue recognition for arrangements with multiple deliverables and arrangements that include software elements (“new accounting principles”). The new accounting principles permitted prospective or retrospective adoption. As such, the Company elected prospective adoption of Accounting Standards Update No. 2009-13, Revenue Recognition (Topic 605) Multiple-Deliverable Revenue Arrangements (ASU 2009-13) and Accounting Standards Update 2009-14, Software (Topic 985)—Certain Revenue Arrangements that Include Software Elements (ASU 2009-14) during the first quarter of fiscal 2011. ASU 2009-13 amended existing accounting guidance for revenue recognition for multiple-element arrangements. To the extent a deliverable within a multiple-element arrangement is not accounted for pursuant to other accounting standards, including ASC 985-605, Software-Revenue Recognition, ASU 2009-13 establishes a selling price hierarchy that allows for the use of an estimated selling price (ESP) to determine the allocation of arrangement consideration to a deliverable in a multiple element arrangement where neither vendor-specific objective evidence (VSOE) nor third-party evidence (TPE) is available for that deliverable. ASU 2009-14 modifies the scope of ASC 985-605 to exclude tangible products containing software components and nonsoftware components that function together to deliver the product’s essential functionality. In addition, ASU 2009-14 provides guidance on how a vendor should allocate arrangement consideration to nonsoftware and software deliverables in an arrangement where the vendor sells tangible products containing software components that are essential in delivering the tangible product’s functionality. The adoption of the above referenced guidance had no significant impact on the manner in which the Company recognizes revenue and is not expected to have any significant impact in the future.

Revenue Recognition
The Company derives its revenue from sales of (1) software, which includes monthly subscriptions from XATANET and Turnpike solutions, and monthly fees from the MobileMax solution; (2) hardware systems, which includes hardware, warranty, repair, and activation revenue; and (3) services, which includes training, implementation, installation and professional service revenue.
The Company sells its products in two ways: direct sales and channel sales. The Company’s direct-sales include sales of the Company’s solutions primarily to fleet operators and logistics providers. The Company’s channel sales are driven from Company personnel working in tandem with partners to sell the Company’s products to fleets of all sizes and types.
The Company’s XATANET customers typically enter into multi-year agreements with automatic renewal features. XATANET customers are provided the option to terminate their contract at any time, but must pay through the end of the governing contract, unless termination resulted from a performance issue driven by the Company. Historically Turnpike customers operated under month-to-month contracts and were allowed to provide a 30-day termination notice. However, beginning in the latter half of fiscal 2010 Turnpike direct customer contract renewals were for a minimum of a one-year term, with an automatic one-year renewal period. Similar to XATANET customers, under the new contracts, Turnpike customers are provided the option to terminate their contract at any time, but must pay through the end of the governing contract, unless termination resulted from a performance issue driven by the Company.
The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, and collection is probable. Product is considered delivered to the customer once it has been shipped and title and risk of loss have been transferred. For most of the Company’s hardware systems, software license and service sales, these criteria are met at the time the hardware system is shipped and/or the services are provided. The Company recognizes revenue from the sale of a hardware system and software bundled with the hardware system that is essential to the functionality of the hardware system in accordance with revenue recognition accounting guidance for arrangements with multiple deliverables. The Company recognizes revenue in accordance with industry specific software accounting guidance for the following types of sales transactions: (1) standalone sales of software products; and (2) sales of software bundled with a hardware system, which is not essential to the functionality of the hardware system.
The Company records deferred revenue when it receives payments in advance of the delivery of products or the performance of services. In addition, revenue from MobileMax product lines are deferred and recognized ratably over the term of the agreement in accordance with ASC 985-605, Software-Revenue Recognition, as discussed further below.
Revenue Recognition for Arrangements with Multiple Deliverables
For multi-element arrangements that include tangible products that contain software that is essential to the tangible product’s functionality and undelivered software elements that relate to the tangible product’s essential software, the Company allocates revenue to all deliverables based on their relative selling prices. In such circumstances, the Company uses a hierarchy to determine the selling price to be used for allocating revenue to deliverables: (1) vendor-specific objective evidence of fair value, if available, (2) third-party evidence of selling price if VSOE is not available, and (3) best estimate of the selling price if neither VSOE nor TPE is available (a description as to how the Company determined VSOE, TPE and ESP is provided below). The Company limits the amount of revenue recognized for delivered elements to an amount that is not contingent upon future delivery of additional products or services or meeting of any specified performance conditions.
To determine the selling price in multiple-element arrangements, the Company established VSOE of selling price using the price charged for a deliverable when sold separately and for software subscriptions, based on the renewal rates offered to customers. For nonsoftware multiple element arrangements, TPE is established by evaluating similar and interchangeable competitor products or services in standalone arrangements with similarly situated customers. If the Company is unable to determine the selling price because VSOE or TPE doesn’t exist, ESP is determined for the purposes of allocating the arrangement by considering several external and internal factors including, but not limited to, pricing practices, margin objectives, competition, geographies in which the Company offers its products and services, internal costs and stage of the product lifecycle. The determination of ESP is made through consultation with and approval by management, taking into consideration the Company’s go-to-market strategy. As the Company’s competitors’, pricing and go-to-market strategies evolve, the Company may modify its pricing practices in the future, which could result in changes to the determination of VSOE, TPE and ESP. As a result, the Company’s future revenue recognition for multiple-element arrangements could differ materially from its results in the current period. Selling prices are analyzed on an annual basis or more frequently if significant fluctuations in the selling prices occur.
The software component of the Company’s XATANET and Turnpike solutions, functions together with the hardware system component to deliver the solution’s functionality. As a result, the Company has identified two deliverables in arrangements involving the sale of these solutions. The first deliverable is the hardware system component. The second deliverable is the hosting of the software essential to the functionality of the hardware system, which is provided by the Company (referred to throughout this document as software). The Company has allocated revenue between these two deliverables using the relative selling price method. The Company maintains VSOE for the software deliverable and TPE for the hardware system deliverable. As such, the allocation of revenue has been based on the available information. Amounts allocated to the delivered hardware system are recognized at the time of sale provided the other conditions for revenue recognition have been met. Amounts allocated to essential solution software are deferred and recognized on a straight-line basis over the term of the agreement with the customer.
Revenue Recognition for Software Products
The Company accounts for multiple element arrangements that consist only of software or software-related products, which include the Company’s MobileMax solution, as well as its add-on product offerings, in accordance with industry specific accounting guidance for software and software-related transactions, ASU 985-605. For such transactions, revenue on arrangements that include multiple elements is allocated to each element based on the relative fair value of each element, and fair value is determined by VSOE. If the Company cannot objectively determine the fair value of any undelivered element included in such multiple-element arrangements, the Company defers revenue until all elements are delivered and services have been performed, or until fair value can objectively be determined for any remaining undelivered elements, the Company uses the residual method to recognize revenue. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is allocated to the delivered elements and is recognized as revenue.
Other Revenue Recognition Policies Applicable to Software and Nonsoftware Elements
Many of the Company’s software arrangements include services, such as implementation, installation, driver and education and consulting services sold separately under engagement contracts and are included as a part of the Company’s services business. Revenues from these arrangements are generally accounted for separately from new software revenues because the arrangements qualify as services transactions as defined in ASC 985-605. The more significant factors considered in determining whether the revenues should be accounted for separately include the nature of services (i.e. consideration of whether the services are essential to the functionality of the licensed product), degree of risk, availability of services from other vendors, timing of payments and impact of milestones or acceptance criteria on the realizability of the software license fee. Revenues for the aforementioned services are generally recognized as the services are performed. If there is a significant uncertainty about the project completion or receipt of payment for the consulting services, revenues are deferred until the uncertainty is sufficiently resolved.
Finally, the Company has entered into agreements with various companies, which provide a mechanism for continued development, marketing and distribution of a wider variety of comprehensive solutions to meet the needs of the changing marketplace. The Company recognizes revenue generated under the aforementioned agreements in accordance with ASC 605-45 — Revenue Recognition — Principal Agent Considerations, based upon the terms of each partnership agreement.
Allowance for Doubtful Accounts
The Company grants credit to customers in the normal course of business. The majority of the Company’s accounts receivable are due from companies with fleet trucking operations in a variety of industries. Credit is extended based on an evaluation of a customer’s financial condition. Accounts receivable are typically due from customers within 30 days and are stated at amounts net of an allowance for doubtful accounts. Accounts outstanding longer than the contractual payment terms are considered past due. The Company determines the allowance for doubtful accounts by considering a number of factors, including the length of time trade receivables are past due, the Company’s previous loss history, the customer’s current ability to pay its obligation, and the condition of the general economy and the industry as a whole. The Company reserves for these accounts receivable by increasing bad debt expense when they are determined to be uncollectible. Payments subsequently received, or otherwise determined to be collectible, are treated as recoveries that reduce bad debt expense.
Foreign Currency Translation
The financial statements with a functional currency other than the U. S. Dollar have been translated into U.S. Dollars using the current rate method. Assets and liabilities have been translated using the exchange rates at the balance sheet date. Income and expense amounts have been translated using the average exchange rates during the period. Translation gains or losses resulting from the changes in exchange rates have been reported as a component of accumulated other comprehensive income in the statements of changes in shareholders’ equity.
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
Cash and Cash Equivalents
Cash and cash equivalents include highly liquid investments in overnight sweep and money market accounts. Cash and cash equivalents are in excess of Federal Deposit Insurance Corporation insurance limits. The Company has not experienced any losses from excess balances in the past and does not expect to in the future.
Fair Value of Financial Instruments
The Company performs fair value measurements in accordance with the guidance provided by the FASB’s Accounting Standards Codification (ASC) 820, Fair Value Measurements and Disclosures. ASC 820 defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required to be recorded at their fair values, the Company considers the principal or most advantageous market to transact and consider assumptions that market participants would use when pricing the assets or liabilities, such as inherent risk, transfer restrictions, and risk of nonperformance.

ASC 820 establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. An asset’s or liability’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. ASC 820 establishes three levels of inputs that may be used to measure fair value:
Level 1 — Quoted prices for identical assets or liabilities in active markets;
Level 2 — Inputs other than Level 1 that are directly or indirectly observable in the marketplace; or
Level 3 — Unobservable inputs which are supported by little or no market activity and that are significant to the fair values of the assets or liabilities.
The Company’s valuation techniques used to measure the fair value of money market funds and certain marketable equity securities were derived from quoted prices in active markets for identical assets or liabilities. The valuation techniques used to measure the fair value of all other financial instruments, all of which have counterparties with high credit ratings, were valued based on quoted market prices or model driven valuations using significant inputs derived from or corroborated by observable market data.
Assets and Liabilities Measured at Fair Value
The Company has money market fund assets and a contingent earn out liability to non-accredited U.S. shareholders carried at fair value. The following paragraphs provide additional information regarding the valuation of the balances, on a recurring basis as of December 31, 2010 and September 30, 2010:
Money market funds — The Company maintained money market funds of $13.6 million and $13.0 million as of December 31, 2010 and September 30, 2010, respectively. The valuation techniques used to measure the fair values of the Company’s money market funds, that were classified as Level 1, were derived from quoted market prices as substantially all of these instruments have maturity dates (if any) within one year from the date of purchase and active markets for these instruments exist. There were no material transfers in or out of Level 1 during the three months ended December 31, 2010.
Contingent earn out liability — The Company recorded a contingent earn out liability of $0.1 million and $0.2 million as of December 31, 2010 and September 30, 2010, respectively. The Company’s valuation techniques used to measure the fair value of the contingent earn out was based on the stock price on the date of the Turnpike acquisition and the estimated probability of earn-out target achievements. The change in the contingent earn out liability has been summarized in the rollforward below:

Balances as of September 30, 2010	$181
Payments of earn out	(70)

Balance as of December 31, 2010	$111

Inventories
Inventories consist of finished goods which are stated at the lower of cost or market. Cost is determined on the average cost method, which approximates the first-in, first-out method.

Equipment, Leased Equipment and Leasehold Improvements
Equipment and leasehold improvements consist of:

	December 31,	September 30,
	2010	2010
Office furniture and equipment	$5,764	$5,558
Leased equipment	3,605	2,959
Engineering and manufacturing equipment	902	919
Leasehold improvements	3,239	2,452

	13,510	11,888
Less: accumulated depreciation	(6,859)	(6,090)

Equipment and leasehold improvements, net	$6,651	$5,798

Total depreciation expense included in selling, general and administrative expenses in the consolidated statements of operations was approximately $0.5 million and $0.3 million for the three months ended December 31, 2010 and 2009, respectively. Depreciation on leased Turnpike equipment is recorded as cost of goods sold and was $0.3 million and $0.1 million for the three months ended December 31, 2010 and 2009, respectively.
Capitalized Software Development Costs
Hardware system development costs incurred after establishing technological feasibility are capitalized as capitalized hardware system development costs in accordance with Statement of ASC 350-40-35 — Internal-Use Computer Software Marketed Costs that are capitalized are amortized to cost of goods sold beginning when the product is first released for sale to the general public. Amortization is at the greater of the amount computed using the ratio of current gross revenues for the product to the total of current and anticipated future gross revenues or the straight-line method over the estimated economic life of the product (two to five years). As of December 31, 2010 and September 30, 2010, there was $0.4 million of capitalized development costs.
Product development costs that do not meet the capitalization criteria of ASC 985-20 are charged to research and development expense as incurred.
Intangible Assets
Intangible assets subject to amortization were as follows as of December 31, 2010:

				Foreign
	Weighted			Currency
	Average Life		Accumulated	Translation
	(years)	Cost	Amortization	Adjustment	Net
Acquired customer contracts	7.8	$14,900	$(5,182)	$81	$9,799
Acquired technology	7.0	2,700	(430)	159	2,429
Reseller relationships	6.0	1,500	(279)	86	1,307
Trademark	10.0	900	(100)	54	854
Other intangibles	7.0	49	(21)	—	28

Total	7.7	$20,049	$(6,012)	$380	$14,417

Amortization expense was $0.7 million and $0.5 million for the three months ended December 31, 2010 and 2009, respectively.
Future amortization expense, as of December 31, 2010, is expected to be as follows:

Years ending September 30,
2011	$2,036
2012	2,715
2013	2,715
2014	2,715
2015	2,710
Thereafter	1,526

Total expected amortization expense	$14,417

Long-Lived Assets
The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss would be recognized when the sum of the undiscounted future net cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount.
Although the Company has recorded net losses to common shareholders, it demonstrated the ability to generate cash from operations. The Company has evaluated these results and concluded that no indicators of impairment exist.
Goodwill
The changes in the net carrying amount of goodwill for the three months ended December 31, 2010 are as follows:

Balance at September 30, 2010	$17,048
Foreign currency translation adjustment	477

Balance at December 31, 2010	$17,525

As of December 31, 2010, the Company had a goodwill balance of $17.5 million of which $13.7 million resulted from the Company’s acquisition of Turnpike on December 4, 2009.
In accordance with ASC 350-20 — Intangibles — Goodwill and Others, the Company is required to assess the carrying amount of its goodwill for impairment annually or more frequently if an event occurs indicating the potential for impairment. The Company has one operating and reporting unit that earns revenues, incurs expenses and makes available discrete financial information for review by the Company’s chief operations decision maker. Accordingly, the Company completes its goodwill impairment testing on this single reporting unit.
Testing for goodwill impairment is a two step process. The first step screens for potential impairment. If there is an indication of possible impairment the Company must complete the second step to measure the amount of impairment loss, if any. The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of the Company’s market capitalization with the carrying value of its net assets. If the Company’s total market capitalization is at or below the carrying value of its net assets, the Company would perform the second step of the goodwill impairment test to measure the amount of impairment loss to record, if any. The Company considers goodwill impairment test estimates critical due to the amount of goodwill recorded on its balance sheet and the judgment required in determining fair value amounts.

Historically, the Company’s market capitalization has been well above the carrying value of its equity and there has been no indication of potential impairment. The results of the Company’s most recent annual assessment performed on the first day of the fourth quarter of fiscal 2010 did not indicate any impairment of its goodwill.
Although the Company has recorded net losses to common shareholders, it demonstrated the ability to generate cash from operations. The Company has evaluated these results and concluded that no indicators of impairment exist.
The recording of net losses to common shareholders does not indicate to the Company that there has been a significant and permanent decline in the Company’s operations whereby its goodwill would be impaired. However, the Company will continue to monitor and evaluate the carrying value of its goodwill
Product Warranties
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
At December 31, 2010 and September 30, 2010, the Company had accruals for product warranties of approximately $0.9 million and $1.0 million, respectively. These amounts are included in accrued expenses on the Company’s balance sheet.
Shipping Costs
Shipping costs, which are classified as a component of cost of goods sold, were approximately $0.1 million for each of the three months ended December 31, 2010 and 2009, respectively. Customer billings related to shipping and handling fees are reported as hardware systems revenue.
Advertising Costs
Advertising costs consist primarily of ad campaigns, catalog brochures, promotional items and trade show expenses and are expensed as incurred. Advertising costs, which are included in selling, general and administrative expenses, were $0.3 million for the three months ended December 31, 2010 and 2009, respectively.
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
Recently Issued Accounting Standards
Performing Step 2 of the Goodwill Impairment Test: In December 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2010-28, When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (Topic 350)—Intangibles— Goodwill and Other (ASU 2010-28). ASU 2010-28 amends the criteria for performing Step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts and requires performing Step 2 if qualitative factors indicate that it is more likely than not that a goodwill impairment exists. The Company will adopt ASU 2010-28 in fiscal 2012 and any impairment to be recorded upon adoption will be recognized as an adjustment to beginning retained earnings. The Company is currently evaluating the impact of the pending adoption of ASU 2010-28 on the consolidated financial statements.
Disclosure Requirements Related to Fair Value Measurements: In January 2010, the FASB issued Accounting Standards Update No. 2010-06, Improving Disclosures about Fair Value Measurements (Topic 820)—Fair Value Measurements and Disclosures (ASU 2010-06), to add additional disclosures about the different classes of assets and liabilities measured at fair value, the valuation techniques and inputs used, and the activity in Level 3 fair value measurements. This ASU also clarifies the existing fair value disclosures regarding the level of disaggregation and the valuation techniques and inputs used to measure fair value. ASU No. 2010-06 only impacts disclosures and was effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures on purchases, sales, issuances and settlements in the roll-forward of activity for Level 3 fair value measurements. Refer to the additional disclosures included above as a result of the Company’s adoption of ASU 2010-06.
Note 2. Revenue and Cost of Goods Sold Information
The Company operates and manages the business as one reportable segment. Factors used to identify the single operating segment include the financial information available for evaluation by the chief operating decision maker in making decisions about how to allocate resources and assess performance. For the three months ended December 31, 2010 and 2009, the Company reported the following revenues and related cost of goods sold by type:

	For the Three Months Ended
	December 31,
	2010	2009
Revenue:
Software	$11,341	$9,676
Hardware systems	1,733	6,197
Services	904	1,090
Other	—	560

Total revenue	$13,978	$17,523

	For the Three Months Ended
	December 31,
	2010	2009
Cost of goods sold:
Software	$2,773	$2,390
Hardware systems	2,041	6,309
Services	865	744
Other	(21)	249

Total cost of goods sold	$5,658	$9,692

Software revenue includes monthly subscriptions from XATANET and Turnpike solutions, and monthly fees from MobileMax solution. Hardware systems revenue includes hardware, warranty, repair, and activation revenue. Services revenue includes training, implementation, installation, and professional service revenue.

Cost of software consists of communication, hosting costs, and direct personnel costs related to network, infrastructure, and Turnpike customer support. Cost of hardware systems consists of the direct product costs, warranty costs, product repair costs, and direct personnel costs related to XATANET and MobileMax technical support. Cost of services consists of third party vendor costs and direct costs related to service personnel.
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
The components of the purchase price and the allocation to the assets and liabilities based on their estimated fair values at the date of acquisition are as follows:

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

The following unaudited pro forma results of operations are presented to illustrate the estimated effects of the Company’s equity raise and acquisition of Turnpike on the Company’s historical results of operations. The pro forma adjustments are based on the information available at the time of the preparation of this document. The unaudited pro forma consolidated results of operations are for comparative purposes only and are not necessarily indicative of results that would have occurred had the acquisition been consummated as of the beginning of the periods presented, nor are they necessarily indicative of future results.
Unaudited pro forma results of operations for the three months ended December 2009, as if the equity raise, debt pay offs, acquisition of Turnpike, shareholder approval, and conversion of the convertible debt and related beneficial conversion all occurred at the beginning of the period is as follows (in thousands, except per share amounts):

Revenue	$19,178
Net loss to common shareholders	$(3,222)
Net loss per common share — basic and diluted	$(0.34)
Weighted average common and common share equivalents — basic and diluted	9,479
Note 4. Stock-Based Compensation
In February 2007, the Company adopted the 2007 Long Term Incentive and Stock Option Plan (the 2007 Plan). The 2007 Plan permits the granting of “incentive stock options” meeting the requirements of Section 422 of the Internal Revenue Code of 1986, as amended, and nonqualified options that do not meet the requirements of Section 422. Stock appreciation rights, restricted stock awards, and restricted stock units may also be granted under the 2007 Plan. A total of 500,000 shares of the Company’s common stock were originally reserved for issuance pursuant to equity awards under the 2007 Plan. Subsequently, 1,000,000 shares were approved for addition to the 2007 Plan at the 2009 Annual Shareholders Meeting. The 2007 Plan has an evergreen provision in which the maximum number of shares that may be issued under the 2007 Plan shall be cumulatively increased on January 1, 2008 and on each January 1 thereafter for nine years by the lesser of (i) 500,000 Common Shares, (ii) 3% of the Company’s outstanding Common Shares, on an as-converted basis, as of the preceding December 31 and (iii) a number of Common Shares determined by the Board or Committee. The Company has 744,620 shares authorized and available for future equity awards as of December 31, 2010.
Stock Options
The Company accounts for share-based employee compensation plans under the provisions of ASC 718 — Compensation — Stock Compensation, which requires the measurement and recognition of compensation expense for all share-based payment awards to employees and directors based on estimated fair values.

The fair value of each option is estimated at the grant date using the Black-Scholes option-pricing model. Generally, the options that are granted under the 2007 Plan are exercisable for a period of ten years from the date of grant and vest over a period of up to three years from the date of grant. The weighted average fair value at the date of grant and the assumptions used to determine such values are indicated in the following table for the three months ended December 31, 2009 (number of shares in thousands):

Number of shares granted	420
Fair value per share	$1.31
Risk-free interest rate	3.05%
Expected volatility	42.70%
Expected life (in years)	6.00
Dividend yield	—
The Company estimates the volatility of the common stock at the date of grant based on a historical volatility rate, consistent with ASC 718. The decision to use historical volatility was based upon the lack of traded common stock options. The expected term is estimated consistent with the simplified method, as identified in ASC 718-10 — Compensation — Stock Compensation — Overall, for share-based awards granted during fiscal 2010. The simplified method calculates the expected term as the average of the vesting and contractual terms of the award. The risk-free interest rate assumption is based on observed interest rates appropriate for the term of the options. The Company uses historical data to estimate pre-vesting option forfeitures and records share-based compensation expense only for those awards that are expected to vest. The fair value of options are amortized over the vesting period of the awards utilizing a straight-line method.
The following table summarizes information relating to stock option activity for fiscal 2010 and for the three month period ended December 31, 2010 (number of shares in thousands):

		Weighted
		Average
		Exercise
	Shares	Price
Options outstanding at September 30, 2009	1,905	$3.73
Granted	503	2.89
Exercised	(2)	2.00
Cancelled:
Expired	(25)	5.23
Forfeited	(154)	3.42

Options outstanding at September 30, 2010	2,227	3.55
Cancelled:
Expired	(27)	3.09
Forfeited	(93)	3.35

Options outstanding at December 31, 2010	2,107	$3.59

There were no options granted or exercised during the three months ended December 31, 2010. The intrinsic value of stock options outstanding and stock options outstanding and exercisable as of December 31, 2010 was $0.3 million and $0.1 million, respectively.
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
Information regarding options outstanding and exercisable at December 31, 2010 is as follows (number of shares in thousands):

	Options Outstanding			Options Exercisable
					Weighted
		Weighted			Average
		Average	Weighted		Remaining	Weighted
	Number	Remaining	Average	Number	Contractual	Average
Range of	of	Contractual	Exercise	of	Life	Exercise
exercise price	Shares	Life (Years)	Price	Shares	(Years)	Price
$2.00 - $2.99	1,161	8.2	$2.48	500	8.0	$2.52
3.00 - 3.99	141	8.1	3.47	113	8.0	3.51
4.33 - 4.98	35	5.6	4.64	35	5.6	4.64
5.03 - 5.40	770	5.9	5.24	770	5.9	5.24

	2,107	7.3	3.59	1,418	6.8	4.13

As of December 31, 2010, there was approximately $0.7 million of total unrecognized compensation costs related to stock option awards. The Company will recognize this cost over the remaining vesting periods of these options. The weighted average period over which the costs will be recognized is 0.7 years.
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
The following table summarizes information relating to restricted stock activity for fiscal 2010 and for the three month period ended December 31, 2010 (number of shares in thousands):

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Restricted stock outstanding at September 30, 2009	156	$3.93
Granted	18	3.06
Vested	(92)	3.75
Forfeited	(4)	3.21

Restricted stock outstanding at September 30, 2010	78	3.96
Vested	(26)	4.05

Restricted stock outstanding at December 31, 2010	52	$3.92

The total fair value of shares vested was $0.1 million for each of the three months ended December 31, 2010 and 2009, respectively. There were no restricted stock awards granted during the three months ended December 31, 2010.

At December 31, 2010, there was approximately $0.2 million of total unrecognized compensation costs related to restricted stock awards. The Company will recognize this cost over the remaining vesting periods of these awards. The weighted average period over which the costs will be recognized is 0.5 years.
Restricted Stock Units
The Company currently grants restricted units of common stock as part of its long-term incentive compensation to employees. The fair value of restricted stock units is determined based on the closing market price of the Company’s stock on the date of grant. Restricted stock units vest over a period of three years for employees.
The following table summarizes information relating to restricted stock unit activity for fiscal 2010 and the three month period ended December 31, 2010 (number of units in thousands):

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Restricted stock outstanding at September 30, 2009	241	2.00
Granted	174	2.87
Settled	(201)	2.20
Cancelled:
Forfeited	(29)	2.31

Restricted stock outstanding at September 30, 2010	185	$2.55
Cancelled:
Forfeited	(17)	2.44

Restricted stock outstanding at December 31, 2010	168	$2.56

There were no restricted stock units granted during the three months ended December 31, 2010. The total fair value of restricted stock units vested during the three months ended December 31, 2010 was $0.5 million.
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
At December 31, 2010, there was approximately $0.5 million of total unrecognized compensation costs related to restricted stock units. The Company will recognize this cost over the remaining vesting periods of these units. The weighted average period over which the costs will be recognized is 0.7 years.
Note 5. Commitments
Leases
The Company leases its offices, warehouse, and certain office equipment under noncancelable operating leases, which generally have escalating rentals over the term of the lease. The facility leases require that the Company pay a portion of the real estate taxes, maintenance, utilities and insurance.

Approximate future minimum rental commitments, excluding common area costs under these non-cancelable operating leases, as of December 31, 2010 are:

Years ending September 30,
2011	$549
2012	569
2013	541
2014	551
2015	147
Thereafter	—

Total	$2,357

Rental expense, including common area costs, was $0.3 million and $0.4 million for the three months ended December 31, 2010 and 2009, respectively.
401(k) Plan
The Company has a 401(k) plan covering substantially all U.S. employees and the plan is operated on a calendar year basis. The Company provides an employer matching contribution equal to 50% of an employee’s contribution for employee deferrals of up to 6% of their compensation. Matching contributions were $0.1 million for the three months ended December 31, 2010 and 2009.
Purchase Commitments
From time to time in the ordinary course of the business the Company enters into purchase commitments for inventory, third party software licenses, etc. The Company evaluates these commitments on a quarterly basis to assure ourselves that all commitments made will be realized in the ordinary course of business given the terms of the commitment and that no event has occurred that has impaired such commitment. As of December 31, 2010 the Company believes that all commitments made will be achieved over the terms established.
Note 6. Financing Arrangements
Debt obligations consist of the following:

	December 31,	September 30,
	2010	2010
Capitalized leases	$1,550	$1,143
Contingent earn out	111	$181

Total debt obligations	1,661	1,324
Less current portion of debt obligations	973	839

Total debt obligations, net of current portion	$688	$485

In connection with the financing of the acquisition of GeoLogic Solutions, Inc., the Company entered into a three-year secured credit facility with Silicon Valley Bank (“SVB”) consisting of a $10.0 million revolving line of credit bearing interest at a floating rate equal to 0.5% over SVB’s Prime Rate. Also in connection with the acquisition of GeoLogic Solutions, Inc., the Company entered into a four year secured credit facility consisting of an $8.0 million term loan with Partner’s for Growth II, L.P. (“PFG”) bearing interest at a fixed rate of 14.5%, subject to adjustment under various circumstances. In the first quarter of fiscal 2010 both facilities were paid in full and subsequently canceled. At the same time the remaining unamortized balance of the related debt financing costs of $0.5 million was charged to interest expense on financing activities in the consolidated statement of operations.
In connection with financing the acquisition of Turnpike in December 2009, the Company issued convertible debt totaling $30.2 million. On February 19, 2010, the convertible debt converted into 10,066,663 shares of Series G preferred stock and warrants to purchase 3,019,995 common shares. The convertible debt carried an interest rate of 14% per annum. The interest expense recorded for the three months ended December 30, 2009 was approximately $0.3 million. The Company used proceeds of the convertible debt for the purchase of Turnpike, pay off the term loan with PFG of $8.0 million and to pay a litigation settlement. The remaining proceeds are being utilized for working capital needs and future growth.
The value of common stock relating to the Turnpike acquisition and related contingent earn outs were treated as debt until shareholder approval was received on February 17, 2010. Subsequently, these amounts were reclassified as equity. These items were re-measured at their fair value at the end of each period and on the date of shareholder approval. There were approximately $0.2 million of re-measurement charges that were recorded for the three months ended December 31, 2009. The portion of the earn-out to be settled in cash will continue to be re-measured at fair value at the end of each period until settlement.
In connection with the acquisition of Turnpike, the Company acquired a Master Lease Agreement with Buffalo City Center Leasing, LLC (“BCCL”) effective October 1, 2007 for financing of certain equipment used in the Turnpike product offerings. Leases under the Master Lease Agreement have a term of twenty seven months and effective interest rates of between 16.1% and 16.5% with monthly payments including principal and interest. The Master Lease Agreement expired on October 4, 2010. The Company entered into the First Amendment to the Master Lease Agreement (the Amendment) on January 7, 2011, which extended the term of the Master Lease Agreement through the end of the lease term of any equipment leased under the Master Lease Agreement.
The balance of the Company’s capital lease obligation with BCCL was $1.6 million at December 31, 2010.
Note 7. Shareholders’ Equity
Common Stock
The Company is authorized to issue up to 100,000,000 shares of common stock.
In connection with the acquisition of Turnpike, the Company committed to pay total earn-outs up to an additional 2,500,000 shares of common stock upon the achievement of certain performance goals for 2010, 2011 and 2012 fiscal years. The Company has determined that the 2010 performance goals were achieved and therefore in December 2010, 809,993 shares of common stock were issued to the former shareholders of Turnpike with the value of the remaining 23,340 shares being settled in cash of $70,000.
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
Series B
In December 2003, the Company sold 1,612,903 shares of Series B Preferred Stock for $4.1 million, or $2.54 per share. Each share of the Series B Preferred Stock is convertible into one share of the Company’s common stock. The Series B Preferred Stock pays a cumulative dividend of 4% of the original issue price per annum (payable semi-annually) on each outstanding share of Series B Preferred Stock. The dividend is payable in additional shares of Series B Preferred Stock rather than cash, at the option of the holders.
In fiscal 2010 the Company issued 80,946 shares of Series B Preferred Stock to Trident for payment of accrued dividends. Based on the market value of the Company’s common stock on the date of the dividend payment, the payment of the dividend in additional shares of Series B Preferred Stcok results in a non-cash dividend of $0.2 million in fiscal 2010.
In the first quarter of fiscal 2011 the Company issued 41,805 shares of Series B Preferred Stock to Trident for payment of accrued dividends. Based on the market value of the Company’s common stock on the date of the dividend payment, the payment of the dividend in additional shares of Series B Preferred Stock results in a non-cash dividend of $0.1 million for the three months ended December 31, 2010.
Series C
In September 2005, the Company sold 1,269,036 shares of Series C Preferred Stock for $5.0 million, or $3.94 per share. Each share of the Series C Preferred Stock is convertible into one share of the Company’s common stock.
Series D
In June 2007, the Company sold 1,566,580 shares of Series D Preferred Stock for $6.0 million, or $3.83 per share. Each share of the Series D Preferred Stock is convertible into one share of the Company’s common stock.
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
The following tables summarize information relating to stock warrants for fiscal 2010 and for the three month period ended December 31, 2010 (number of warrants in thousands):

		Weighted	Weighted
		Average	Average
	Number of	Exercise	Remaining
	Warrants	Price	Life (years)
Warrants outstanding at September 30, 2009	1,941	$3.34	4.0
Granted	3,020
Cancelled	(10)

Warrants outstanding at September 30, 2010	4,951	3.13	5.1
Cancelled	(147)

Warrants outstanding at December 31, 2010	4,804	$3.14	5.0

Note 8. Net Loss Per Common Share
Basic loss per common share is computed based on the weighted average number of common shares outstanding by dividing net loss applicable to common shareholders by the weighted average number of common shares outstanding for the period. Generally, diluted net income per common share reflects the potential dilution that could occur if securities or other obligations to issue common stock such as options, restricted stock units, warrants or convertible preferred stock, were exercised or converted into common stock that then shared in the earnings of the Company. However, diluted net loss per common share is equal to basic net loss per common share for all periods presented because the effect of including such securities or obligations would have been antidilutive
Potentially dilutive securities representing approximately 16.4 million and 6.5 million shares of common stock outstanding for the three months ended December 31, 2010 and 2009, respectively, were excluded from the computation of diluted earnings per share because their effect would have been antidilutive.

Note 9. Legal Proceedings
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
Except for the historical information contained herein, the matters discussed in this Report on Form 10-Q are forward-looking statements involving risks and uncertainties that could cause actual results to differ materially from those in such forward-looking statements. Numerous factors, risks and uncertainties affect the Company’s operating results and could cause the Company’s actual results to differ materially from forecasts and estimates or from any other forward-looking statements made by, or on behalf of, the Company, and there can be no assurance that future results will meet expectations, estimates or projections. Risks and uncertainties about us include, but are not limited to, the following:
•	as we have generated operating losses recently, additional operating losses may occur in the future and may be in excess of amounts that could be funded from operations and thus we may be dependent upon external investment to support our operations during these periods;

•	we will continue to be dependent upon positioning hardware systems and communication networks owned and controlled by others, and accordingly, their problems may adversely impact us;

•	for the foreseeable future, we are dependent upon the continued receipt and fulfillment of new orders for our current products;

•	our growth and profitability depend on our timely introduction and market acceptance of new products, our ability to continue to fund research and development activities, and our ability to establish and maintain strategic partner relationships.
Further information regarding these and other risks is included in “Risk Factors” in Part 1, Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2010, in this Form 10-Q and in our other filings we make with the SEC.
Overview
XATA is one of the leading providers of fleet management solutions to the transportation industry. Our innovative technologies and value-added services are intended to enable customers to optimize the utilization of their assets and enhance the productivity of fleet operations across the entire supply chain, resulting in decreased costs, improved compliance with U.S. Department of Transportation (DOT) regulations, increased competitive advantage and enhanced customer service.
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
In December 2009, XATA acquired Turnpike Global Technologies. Inc. and Turnpike Global Technologies, LLC (combined “Turnpike”), a Personal Digital Assistant (PDA)-based fleet operations solution provider. Turnpike’s low-investment solution allows us to continue our growth strategy by expanding our addressable market to include any size fleet in North America and expanding into additional key vertical markets, such as Less Than Truckload (LTL), beverage and general freight.
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
XATA pioneered innovations, such as learned standards and paperless driver logs. We engineer software that improves overall transportation operations and integrates fleet data with back-office billing, payroll and routing solutions.
Technology, People, Processes
XATA takes a three-prong approach to meeting its customer’s fleet management needs:
•	Technology. XATA provides a total fleet management solution, including software, hardware systems and services through the following solutions:
•	XATANET, our web-based, on-demand scalable software, includes a variety of web-based enterprise applications. XATANET provides critical real-time information about our customers’ fleets, allows for paperless driver logs and provides summary and granular reports on driver and vehicle performance. XATANET can also integrate with back-office applications, for a seamless flow of information, and our software works with a variety of in-cab communications devices.

•	MobileMax helps for-hire trucking companies track and manage nearly every aspect of their fleets’ activities to help control costs and increase ROI. The MobileMax solution features Multi-Mode communication capabilities that automatically switch between land-based and satellite communications to take advantage of the cost-savings and reliability of both terrestrial and satellite communication. MobileMax integrates with dispatching and routing applications for a seamless flow of information.

•	Turnpike has been recognized as one of the first solutions to fully automate, from end-to-end, the fuel and mileage tax process required by the International Fuel Tax Agreement (IFTA). Turnpike interacts with various handheld devices using Bluetooth as a wireless in-cab communication medium. The information collected by Turnpike is made available to the end-user via web-based reporting.
•	People. With employee expertise in safety, fleet management and technology, XATA is able to provide consultation services to help organizations implement best practices for fleet productivity and develop specific customer solutions and reporting requirements.

•	Processes. All XATA processes are designed to make managing fleets easier. Drawing on hundreds of successful implementations with a wide variety of fleets from multibillion-dollar organizations to small, single owner operations, XATA carefully plans each phase of the implementation and follows well established methodologies. The process begins with assessing our customers’ objectives. Then, we develop a detailed implementation schedule that includes all aspects of the project, from implementation to conversion, integration, training and problem solving.
Critical Accounting Policies
Our consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (GAAP) as set forth in the Financial Accounting Standards Board’s Accounting Standards Codification (Codification) and consider the various staff accounting bulletins and other applicable guidance issued by the SEC. GAAP, as set forth within the Codification, requires us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions upon which we rely, are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements as well as the reported amounts of revenues and expenses during the periods presented. To the extent there are material differences between these estimates, judgments or assumptions and actual results, our financial statements will be affected. The accounting policies that reflect our more significant estimates, judgments and assumptions and which we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:
•	Revenue Recognition

•	Allowance for Doubtful Accounts

•	Goodwill and Intangible Assets — Impairment Assessments

•	Product Warranties

•	Accounting for Income Taxes
In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application. There are also areas in which management’s judgment in selecting among available alternatives would not produce a materially different result. Our senior management has reviewed these critical accounting policies and related disclosures with the Audit Committee of the Board of Directors.
During the first quarter of fiscal 2011, the Company elected prospective adoption of Accounting Standards Update No. 2009-13, Revenue Recognition (Topic 605) Multiple-Deliverable Revenue Arrangements (ASU 2009-13) and Accounting Standards Update 2009-14, Software (Topic 985)—Certain Revenue Arrangements that Include Software Elements (ASU 2009-14). ASU 2009-13 amended existing accounting guidance for revenue recognition for multiple-element arrangements. To the extent a deliverable within a multiple-element arrangement is not accounted for pursuant to other accounting standards, including ASC 985-605, Software-Revenue Recognition, ASU 2009-13 establishes a selling price hierarchy that allows for the use of an estimated selling price (ESP) to determine the allocation of arrangement consideration to a deliverable in a multiple element arrangement where neither vendor-specific objective evidence (VSOE) nor third-party evidence (TPE) is available for that deliverable. ASU 2009-14 modifies the scope of ASC 985-605 to exclude tangible products containing software components and nonsoftware components that function together to deliver the product’s essential functionality. In addition, ASU 2009-14 provides guidance on how a vendor should allocate arrangement consideration to nonsoftware and software deliverables in an arrangement where the vendor sells tangible products containing software components that are essential in delivering the tangible product’s functionality.
Revenue Recognition
The Company derives its revenue from sales of (1) software, which includes monthly subscriptions from XATANET and Turnpike solutions, and monthly fees from the MobileMax solution; (2) hardware systems, which includes hardware, warranty, repair, and activation revenue; and (3) services, which includes training, implementation, installation and professional service revenue.
The Company sells its products in two ways: direct sales and channel sales. The Company’s direct-sales include sales of the Company’s solutions primarily to fleet operators and logistics providers. The Company’s channel sales are driven from Company personnel working in tandem with Partners, as defined below, to sell the Company’s products to fleets of all sizes and types.
The Company’s XATANET customers typically enter into multi-year agreements with automatic renewal features. XATANET customers are provided the option to terminate their contract at any time, but must pay through the end of the governing contract, unless termination resulted from a performance issue driven by the Company. Historically Turnpike customers operated under month-to-month contracts and were allowed to provide a 30-day termination notice. However, beginning in the latter half of fiscal 2010 Turnpike direct customer contract renewals were for a minimum of a one-year term, with an automatic one-year renewal period. Similar to XATANET customers, under the new contracts, Turnpike customers are provided the option to terminate their contract at any time, but must pay through the end of the governing contract, unless termination resulted from a performance issue driven by the Company.
The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, and collection is probable. Product is considered delivered to the customer once it has been shipped and title and risk of loss have been transferred. For most of the Company’s hardware systems, software license and service sales, these criteria are met at the time the hardware system is shipped and/or the services are provided. The Company recognizes revenue from the sale of a hardware system and software bundled with the hardware system that is essential to the functionality of the hardware system in accordance with revenue recognition accounting guidance for arrangements with multiple deliverables. The Company recognizes revenue in accordance with industry specific software accounting guidance for the following types of sales transactions: (1) standalone sales of software products; and (2) sales of software bundled with a hardware system, which is not essential to the functionality of the hardware system.
The Company records deferred revenue when it receives payments in advance of the delivery of products or the performance of services. In addition, revenue from MobileMax product lines are deferred and recognized ratably over the term of the agreement in accordance with ASC 985-605, Software-Revenue Recognition, as discussed further below.
Revenue Recognition for Arrangements with Multiple Deliverables
For multi-element arrangements that include tangible products that contain software that is essential to the tangible product’s functionality and undelivered software elements that relate to the tangible product’s essential software, the Company allocates revenue to all deliverables based on their relative selling prices. In such circumstances, the Company uses a hierarchy to determine the selling price to be used for allocating revenue to deliverables: (1) vendor-specific objective evidence of fair value, if available, (2) third-party evidence of selling price if VSOE is not available, and (3) best estimate of the selling price if neither VSOE nor TPE is available (a description as to how the Company determined VSOE, TPE and ESP is provided below). The Company limits the amount of revenue recognized for delivered elements to an amount that is not contingent upon future delivery of additional products or services or meeting of any specified performance conditions.
To determine the selling price in multiple-element arrangements, the Company established VSOE of selling price using the price charged for a deliverable when sold separately and for software subscriptions, based on the renewal rates offered to customers. For nonsoftware multiple element arrangements, TPE is established by evaluating similar and interchangeable competitor products or services in standalone arrangements with similarly situated customers. If the Company is unable to determine the selling price because VSOE or TPE doesn’t exist, ESP is determined for the purposes of allocating the arrangement by considering several external and internal factors including, but not limited to, pricing practices, margin objectives, competition, geographies in which the Company offers its products and services, internal costs and stage of the product lifecycle. The determination of ESP is made through consultation with and approval by management, taking into consideration the Company’s go-to-market strategy. As the Company’s competitors’, pricing and go-to-market strategies evolve, the Company may modify its pricing practices in the future, which could result in changes to the determination of VSOE, TPE and ESP. As a result, the Company’s future revenue recognition for multiple-element arrangements could differ materially from its results in the current period. Selling prices are analyzed on an annual basis or more frequently if significant fluctuations in the selling prices occur.
The software component of the Company’s XATANET and Turnpike solutions, functions together with the hardware system component to deliver the solution’s functionality. As a result, the Company has identified two deliverables in arrangements involving the sale of these solutions. The first deliverable is the hardware system component. The second deliverable is the hosting of the software essential to the functionality of the hardware system, which is provided by the Company (referred to throughout this document as software). The Company has allocated revenue between these two deliverables using the relative selling price method. The Company maintains VSOE for the software deliverable and TPE for the hardware system deliverable. As such, the allocation of revenue has been based on the available information. Amounts allocated to the delivered hardware system are recognized at the time of sale provided the other conditions for revenue recognition have been met. Amounts allocated to essential solution software are deferred and recognized on a straight-line basis over the term of the agreement with the customer.
Revenue Recognition for Software Products
The Company accounts for multiple element arrangements that consist only of software or software-related products, which include the Company’s MobileMax solution, as well as its add-on product offerings, in accordance with industry specific accounting guidance for software and software-related transactions, ASU 985-605. For such transactions, revenue on arrangements that include multiple elements is allocated to each element based on the relative fair value of each element, and fair value is determined by VSOE. If the Company cannot objectively determine the fair value of any undelivered element included in such multiple-element arrangements, the Company defers revenue until all elements are delivered and services have been performed, or until fair value can objectively be determined for any remaining undelivered elements, the Company uses the residual method to recognize revenue. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is allocated to the delivered elements and is recognized as revenue.
Revenue Recognition for Revenue Recognized under Partnership Agreements
The Company has entered into partnership agreements with various companies, collectively the “Partners”, which provide a mechanism for continued development, marketing and distribution of a wider variety of comprehensive solutions to meet the needs of the changing marketplace. The Company recognizes revenue generated under the partnership agreements in accordance with ASC 605-45 — Revenue Recognition — Principal Agent Considerations, based upon the terms of each partnership agreement.
Other Revenue Recognition Policies Applicable to Software and Nonsoftware Elements
Many of the Company’s software arrangements include services, such as implementation, installation, driver and education and consulting services sold separately under engagement contracts and are included as a part of the Company’s services business. Revenues from these arrangements are generally accounted for separately from new software revenues because the arrangements qualify as services transactions as defined in ASC 985-605. The more significant factors considered in determining whether the revenues should be accounted for separately include the nature of services (i.e. consideration of whether the services are essential to the functionality of the licensed product), degree of risk, availability of services from other vendors, timing of payments and impact of milestones or acceptance criteria on the realizability of the software license fee. Revenues for the aforementioned services are generally recognized as the services are performed. If there is a significant uncertainty about the project completion or receipt of payment for the consulting services, revenues are deferred until the uncertainty is sufficiently resolved.
There were no changes to the Company’s other critical accounting policies during the first quarter of fiscal 2010. Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for our fiscal year ended September 31, 2010 for a more complete discussion of our critical accounting policies and estimates.

Results of Operations for the Three Months Ended December 31, 2010 and 2009
The following table sets forth detail related to revenue, cost of goods sold, and gross margins:

	For the Three Months
	Ended December 31,
	2010	2009
Software
Revenue	$11,341	$9,676
Cost of goods sold	2,773	2,390

Gross margin	$8,568	$7,286
Gross margin %	75.5%	75.3%

Hardware systems
Revenue	$1,733	$6,197
Cost of goods sold	2,041	6,309

Gross deficit	$(308)	$(112)
Gross deficit %	(17.8%)	(1.8%)

Services
Revenue	$904	$1,090
Cost of goods sold	865	744

Gross margin	$39	$346
Gross margin %	0.0%	31.7%

Other
Revenue	$—	$560
Cost of goods sold	(21)	249

Gross margin	$21	$311
Gross margin %	0.0%	55.5%

Total
Revenue	$13,978	$17,523
Cost of goods sold	5,658	9,692

Gross margin	$8,320	$7,831
Gross margin %	59.5%	44.7%
Revenue
Total revenue decreased 20.2 percent to $14.0 million for the three months ended December 31, 2010 compared to $17.6 million for the same period in fiscal 2010.
Software revenue, including monthly subscriptions from XATANET and Turnpike solutions, and monthly fees from MobileMax, increased 17.2 percent to comprise 81.1 percent of total revenue for the three months ended December 31, 2010 compared to 55.2 percent of total revenue for the same period in fiscal 2010. The growth in software revenue reflects an increase in the number of subscriptions, strong customer renewal, and the launch of new software functionality. Organic revenue growth was 4.5 percent driven by organic revenue growth of XATANET and Turnpike of 12.5 percent.

Hardware systems revenue, which includes hardware, warranty, repair, and activation revenue, decreased 23.0 percent to comprise 12.4 percent of total revenue for the three months ended December 31, 2010 compared to 35.4 percent for the same period in fiscal 2010. The decline in hardware systems revenue has been impacted by a delayed transition to the next generation on-board XATANET platform and continued customer migration to lower priced hardware systems.
Services revenue remained consistent at 6.5 and 6.2 percent of total revenue, for the three months ended December 31, 2010 and 2009, respectively. Service revenue, which includes training, implementation, installation, and professional service revenue, was $0.9 million of total revenue for the three months ended December 31, 2010, which was a decline of 17.1 percent compared to the same period in fiscal 2010 as a result of lower hardware system sales.
Cost of Goods Sold and Gross Margin
Cost of software. Cost of software consists of communication, hosting costs, depreciation of units, and direct personnel costs related to network, infrastructure, and Turnpike customer support. Cost of software increased 16.0 percent for the three months ended December 31, 2010, compared to the same period in fiscal 2010 supporting software revenue growth of 17.2 percent over the same period in fiscal 2010. The margin improvement was driven by the increased number of software subscriptions and a reduction in communication costs.
Cost of hardware systems. Cost of hardware systems consists of the direct product costs, warranty costs, product repair costs, and direct personnel costs related to XATANET and MobileMax technical support. Cost of hardware systems decreased 67.6 percent for the three months ended December 31, 2010, compared to the same period in fiscal 2010 while hardware system revenue decreased 72.0 percent over the same period. Hardware systems gross margins decreased 16.0 percentage points for the three months ended December 31, 2010 compared to the same period in fiscal 2010 as a result of increased support and warranty costs as a percentage of revenue.
Cost of services. Cost of services consists of third party vendor costs and direct costs related to service personnel. Cost of services decreased 16.3 percent for the three months ended December 31, 2010, respectively, compared to the same period in fiscal 2010. Service gross margins decreased 31.7 percentage points for the three months ended December 31, 2010, compared to the same period in fiscal 2010. Service margins were impacted by a decrease in hardware systems activity.
Selling, General and Administrative Expenses
Selling, general and administrative expenses consist of employee salaries in our executive, sales, client management and administration functions, sales commissions, marketing and promotional expenses, administrative and facilities costs, and professional fees. Selling, general and administrative expenses were $6.1 million or 43.7 percent of revenue for the three months ended December 31, 2010 compared to $6.2 million and 35.1 percent of revenue for the same period in fiscal 2010. For the three months ended December 31, 2010, total selling, general and administrative expenses decreased by $0.1 million while including an entire quarter of Turnpike selling, general and administrative expenses.
Research & Development Expenses
Research and development expenses consist of employee salaries and expenses related to development of software and hardware systems. Research and development expenses were $2.2 million or 15.9 percent of revenue for the three months ended December 31, 2010 compared to $1.3 million or 7.6 percent of revenue for the comparable period in fiscal 2010. Research and development expenses increased as we continue to invest in our current solutions and future functionality, as well as incur additional costs as a result of the acquisition of Turnpike.

Acquisition Related Costs
In connection with the acquisition of Turnpike, the Company incurred costs of $0.8 million of direct out-of-pocket costs for the three months ended December 31, 2009. In accordance with ASC 805 — Business Combinations, the Company expensed these costs as incurred as period costs. Similar charges were not recorded for the three months ended December 31, 2010.
Interest Expense on Financing Activities
There was no interest expense on financing acitivities recorded for the three months ended December 31, 2010. Interest expense on financing acitivities recorded for the three months ended December 31, 2009 was approximately $0.8 million, which included interest related to the convertible debt of $0.3 million and the write off of the unamortized balance of prepaid financing fees of $0.5 million associated with the accelerated payoff of certain debt facilities.
Acquisition Related Interest and Mark to Market Expense
During the three months ended December 31, 2009, the fair value of the common shares and contingent earn out was recorded as long term obligations and were re-measured at their fair value at the end of the period. Charges for this re-measurement were approximately $0.2 million for the three months ended December 31, 2009.
Net Interest and Other Expense
Net interest and other expense was $0.1 million for the three months ended December 31, 2010, a decrease of $0.2 million compared to $0.3 million for the comparable period in fiscal 2010. This decrease was driven by the accelerated payoff of certain debt facilities.
Income Taxes
An income tax benefit of $15,000 was recorded for the three months ended December 31, 2010 to recognize a refundable research and development credit available to the Company. The Company does not have objectively verifiable positive evidence of future taxable income as prescribed by ASC 740 - Income Tax. Accordingly, we concluded that a valuation allowance is appropriate. Realization of deferred tax assets is dependent on future taxable income during the periods when deductible temporary differences and carryforwards are expected to be available to reduce taxable income. The amount of the net deferred tax asset considered realizable could be increased in the future if we return to profitability and actual future taxable income is higher than currently estimated. At September 30, 2010, we had federal net operating loss carryforwards of approximately $38.3 million.
Net Loss to Common Shareholders
The Company incurred net loss to common shareholders of $0.1 million and $1.7 million for the three months ended December 31, 2010 and 2009, respectively. Net loss to common shareholders reflect preferred stock dividends and preferred stock deemed dividends of $0.1 million for each of the three months ended December 31, 2010 and 2009, respectively.
Liquidity and Capital Resources
As of December 31, 2010, the Company held $14.0 million in cash and cash equivalents as compared to $13.4 million as of September 30, 2010. Our working capital, which is total current assets less total current liabilities, excluding the current portion of long-term obligations and deferred revenue and applicable deferred costs, remains strong at $18.0 million as compared to $19.1 million at September 30, 2010.

Operating activities provided cash of $1.5 million and used cash of $3.3 million during the three months ended December 31, 2010 and 2009, respectively. Cash provided by operating activities increased compared to the same period in fiscal 2010 due to improved earnings and changes in components of working capital, primarily a decrease in accounts receivable.
Cash used in investing activities was $0.5 million for the three months ended December 31, 2010 as the result of planned fixed asset expenditures.
Cash used by financing activities of $0.3 million for the three months ended December 31, 2010 primarily reflect payments of capital lease obligations for Turnpike units. Payments on long-term borrowing the three months ended December 31, 2009 reflect capital lease payments of $0.3 million and pay-off of debt facilities and related charges of $8.3 million.
The Company believes our existing funds and vendor terms will provide adequate cash to fund operating needs at least through the remainder of fiscal 2011. However, it may be necessary to obtain additional funding in order to execute our growth strategy.
Our Series B Preferred Stock prohibits payment of dividends to the holders of any other capital stock unless and until the Company has paid dividends accrued on the Series B Preferred Stock, which pays a cumulative dividend of 4% of the original issue price per annum (payable semi-annually) on each outstanding share of Series B Preferred Stock. At the option of the Series B Preferred Stock holders, such dividends are payable in additional shares of Series B Preferred Stock or cash. During the three months ended December 31, 2010 and 2009, 42,000 and 40,000 shares, respectively, of Series B Preferred Stock have been issued for payment of accrued dividends.
Recently Issued Accounting Standards
See Note 1 in the Notes to Consolidated Financial Statements located in Part I, Item 1 of this Report.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures and Internal Control over Financial Reporting
On December 31, 2010, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Rule 13a-15(e)). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) accumulated and communicated to the Chief Executive Officer and Chief Financial Officer to allow timely decisions regarding required disclosure.
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
Item 1A. Risk Factors.
In addition to the other information set forth in this report and our other SEC filings, you should carefully consider the factors discussed under “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended September 30, 2010, as updated by our subsequent SEC filings, which could have a material impact on our business, financial condition or results of operations. The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business, financial condition or results of operations.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     None
Item 3. Defaults Upon Senior Securities.
     None
Item 4. Reserved
Item 5. Other Information.
Submission of Matters to a Vote of Security Holders
The annual meeting of shareholders of the Company was held on February 2, 2011. As of the record date, December 13, 2010, there were 10,626,404 shares of Common Stock and 16,384,498 shares of Series B, Series C, Series D, Series F and Series G Preferred Stock of the Company (which votes as if converted to Common Stock on 1 for 1 basis) entitled to vote at the meeting. There were in attendance at the meeting in person or by proxy holders of approximately 21.7 million shares of voting stock, which is equivalent to approximately 80% of the total number of eligible voting shares of the Company issued and outstanding.
Matters voted upon and the results thereof are as follows:
1.	Nine (9) directors (including Donald R. Dixon, who was elected by the holders of the Series B Preferred Stock, voting separately by ballot as a class) were elected to serve for a one-year term expiring when their successors are elected and qualified at the annual meeting in 2012.

	For	Withheld
John J. Coughlan	21,477,649	257,873
Thomas G. Hudson	21,479,759	255,763
Roger W. Kleppe	21,479,759	255,763
Chad M. Lindbloom	21,406,999	328,523
Christopher P. Marshall	21,232,859	502,663
Michael J. Paxton	21,478,659	256,863
Bharat S. Vedak	21,471,559	263,963
Karen T. Beckwith	21,478,659	256,863
Donald R. Dixon	2,126,362	-0-
2.	Approval of the resolution related to the Company’s Executive Officer Compensation Plan.
For: 21,479,745 Against: 253,170 Withheld: 2,607 Broker Non-Vote: -0-
3.	Approval of the frequency of required approval of the Company’s Executive Officer Compensation Plan.
1 Year: 733,330 2 Years: 20,971,526 3 Years: 11,325 Withheld: 19,341 Broker Non-Vote: -0-
Item 6. Exhibits.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: February 4, 2011	XATA Corporation (Registrant)
	by:	/s/ Mark E. Ties
Mark E. Ties
Chief Financial Officer (Signing as Principal Financial and Accounting Officer, and as Authorized Signatory of Registrant)