Form 10-Q
period 2011-03-31
XATA CORP /MN/
filed 2011-05-06
CIK 854398

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2011 or

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
APPLICABLE ONLY TO CORPORATE ISSUERS
As of April 26, 2011, the following securities of the Registrant were outstanding: 10,681,573 shares of Common Stock, $.01 par value per share, 2,126,362 shares of Series B Preferred Stock, 1,269,036 shares of Series C Preferred Stock, 1,566,580 shares of Series D Preferred Stock, 1,353,605 of Series F Preferred Stock and 10,066,663 shares of Series G Preferred Stock.

Xata Corporation
Index

Xata Corporation
Consolidated Statements of Operations (Unaudited)

	For the Three Months Ended		For the Six Months Ended March
	March 31,		31,
In thousands, except per-share data	2011	2010	2011	2010
Revenue	$16,741	$18,104	$30,719	$35,628

Cost of goods sold	8,643	9,065	14,301	18,757
Selling, general and administrative	6,664	6,925	12,777	13,075
Research and development	2,248	1,599	4,472	2,933
Acquisition related costs	—	58	—	837

Total costs and expenses	17,555	17,647	31,550	35,602

Operating (loss) income	(814)	457	(831)	26
Net interest and other expense	(95)	(88)	(178)	(364)
Interest expense on financing activities	—	(579)	—	(1,358)
Acquisition related interest and mark to market	—	(192)	—	(354)

Loss before income taxes	(909)	(402)	(1,009)	(2,050)
Income tax benefit	(182)	—	(197)	—

Net loss	(727)	(402)	(812)	(2,050)

Preferred stock dividends	(54)	(52)	(107)	(103)
Preferred stock deemed dividends	—	(1,654)	18	(1,668)

Net loss to common shareholders	$(781)	$(2,108)	$(901)	$(3,821)

Net loss per common share:
Basic and diluted	$(0.07)	$(0.23)	$(0.09)	$(0.43)

Weighted average common and common share equivalents:
Basic and diluted	10,612	9,146	10,307	8,896
The accompanying notes are an integral part of the consolidated financial statements (unaudited).

Xata Corporation
Consolidated Balance Sheets (Unaudited)

	March 31,	September 30,
In thousands	2011	2010
ASSETS
Current assets
Cash and cash equivalents	$14,519	$13,374
Accounts receivable, less allowances of $315 at March 31, 2011 and $444 at September 30, 2010	8,505	11,392
Inventories	2,498	3,047
Deferred product costs	1,792	2,042
Prepaid expenses and other current assets	1,009	1,260

Total current assets	28,323	31,115

Equipment, leased equipment and leasehold improvements, net	7,462	5,798
Intangible assets, net	13,903	14,901
Goodwill	17,866	17,048
Deferred product costs, net of current portion	1,261	1,757
Other assets	353	420

Total assets	$69,168	$71,039

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Current portion of debt obligations	$1,070	$839
Accounts payable	4,748	5,138
Accrued expenses	4,402	4,872
Deferred revenue	3,678	5,070

Total current liabilities	13,898	15,919

Debt obligations, net of current portion	905	485
Deferred revenue, net of current portion	2,414	3,591
Deferred tax liabilities	1,845	1,905
Other long-term liabilities	600	638

Total liabilities	19,662	22,538
Shareholders’ equity
Preferred stock, no par, 50,000 shares authorized:
Series B, 4% convertible, 2,250 shares designated; shares issued and outstanding: 2,127 at March 31, 2011 and 2,085 at September 30, 2010	5,121	5,033
Series C, convertible, 1,400 shares designated; shares issued and outstanding: 1,269 at March 31, 2011 and September 30, 2010	4,426	4,426
Series D, convertible, 1,600 shares designated; shares issued and outstanding: 1,567 at March 31, 2011 and September 30, 2010	5,279	5,279
Series F, convertible, 1,400 shares designated; shares issued and outstanding: 1,354 at March 31, 2011 and 1,356 at September 30, 2010	2,360	2,365
Series G, convertible, 10,100 shares designated; shares issued and outstanding: 10,067 at March 31, 2011 and September 30, 2010	26,877	26,877
Common stock, par value $0.01 per share; 100,000 shares authorized; shares issued and outstanding: 10,681 at March 31, 2011 and 9,816 at September 30, 2010	107	98
Contingent common stock earn-out	4,062	6,452
Additional paid-in capital	44,549	41,539
Accumulated deficit	(45,030)	(44,129)
Accumulated other comprehensive income	1,755	561

Total shareholders’ equity	49,506	48,501

Total liabilities and shareholders’ equity	$69,168	$71,039

The accompanying notes are an integral part of the consolidated financial statements (unaudited).

Xata Corporation
Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

																Accumulated
	Series B		Series C		Series D		Series F		Series G				Contingent	Additional		Other
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Common Stock	Paid-In	Accumulated	Comprehensive
In thousands	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Earn-Out	Capital	Deficit	Income	Total
Balance at September 30, 2009	2,004	$4,790	1,269	$4,426	1,567	$5,279	1,356	$2,365	—	$—	8,789	$88	$—	$32,536	$(40,919)	$—	$8,565
Stock based compensation	—	—	—	—	—	—	—	—	—	—	—	—	—	1,210	—	—	1,210
Issuance of common stock for share based compensation awards	—	—	—	—	—	—	—	—	—	—	221	2	—	2	—	—	4
Issuance of common stock for acquisition of Turnpike Global Technologies	—	—	—	—	—	—	—	—	—	—	810	8	—	2,422	—	—	2,430
Forfeiture of restricted shares of common stock	—	—	—	—	—	—	—	—	—	—	(4)		—	—	—	—	—
Contingent common stock earn-out	—	—	—	—	—	—	—	—	—	—	—	—	6,452	—	—	—	6,452
Issuance of preferred stock and warrants	—	—	—	—	—	—	—	—	10,067	26,877	—	—	—	3,715	—	—	30,592
Record the beneficial conversion feature	—	—	—	—	—	—	—	—	—	—	—	—	—	1,654	(1,654)	—	—
Preferred stock dividends	81	206	—	—	—	—	—	—	—	—	—	—	—	—	(208)	—	(2)
Preferred stock deemed dividends	—	37	—	—	—	—	—	—	—	—	—	—	—	—	(37)	—	—
Comprehensive loss:
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	561	561
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(1,311)	—	(1,311)

Total comprehensive loss																	(750)

Balance at September 30, 2010	2,085	5,033	1,269	4,426	1,567	5,279	1,356	2,365	10,067	26,877	9,816	98	6,452	41,539	(44,129)	561	48,501
Stock based compensation	—	—	—	—	—	—	—	—	—	—	35	1	—	587	—	—	588
Contingent common stock earn-out	—	—	—	—	—	—	—	—	—	—	810	8	(2,390)	2,382	—	—	—
Conversion of Series F preferred stock into common stock	—	—	—	—	—	—	(2)	(5)	—	—	2	—	—	5	—	—	—
Exercise of Options	—	—	—	—	—	—	—	—	—	—	18	—	—	36	—	—	36
Preferred stock dividends	42	106	—	—	—	—	—	—	—	—	—	—	—	—	(107)	—	(1)
Preferred stock deemed dividends		(18)	—	—	—	—	—	—	—	—	—	—	—	—	18	—	—
Comprehensive income:
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	1,194	1,194
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(812)	—	(812)

Total comprehensive income																	382

Balance at March 31, 2011	2,127	$5,121	1,269	$4,426	1,567	$5,279	1,354	$2,360	10,067	$26,877	10,681	$107	$4,062	$44,549	$(45,030)	$1,755	$49,506

The accompanying notes are an integral part of the consolidated financial statements (unaudited).

Xata Corporation
Consolidated Statements of Cash Flows (Unaudited)

	For the Six Months Ended March 31,
In thousands	2011	2010
Operating activities
Net loss	$(812)	$(2,050)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization of intangibles	2,988	2,320
Amortization of debt financing costs		458
Non-cash interest expense on convertible debt		892
Non-cash charges for issuance of equity securities related to the acquisition of Turnpike Global Technologies		354
Loss on disposal of assets	8
Stock based compensation	588	847
Changes in assets and liabilities, net of impact of acquisition:
Accounts receivable, net	2,923	(478)
Inventories	598	1,616
Deferred product costs	746	156
Prepaid expenses and other assets	304	448
Accounts payable	(1,118)	(742)
Accrued expenses	(731)	(1,932)
Deferred revenue	(2,569)	(1,584)

Net cash provided by operating activities	2,925	305
Investing activities
Purchase of equipment and leasehold improvements	(1,292)	(1,073)
Acquisition of Turnpike Global Technologies, net of cash acquired	—	(9,451)

Net cash used in investing activities	(1,292)	(10,524)
Financing activities
Borrowings on long-term obligations, net of costs	—	29,709
Payments on long-term obligations	(600)	(9,072)
Proceeds from issuance of common stock	36	—

Net cash (used in) provided by financing activities	(564)	20,637

Effects of exchange rate on cash	76	7

Increase in cash and cash equivalents	1,145	10,425

Cash and cash equivalents
Beginning	13,374	3,440

Ending	$14,519	$13,865

Cash payments for interest	$70	$329

Supplemental schedule of noncash investing and financing activities
Assets acquired under capital lease obligation	$1,250	$92
Preferred stock deemed dividends	$18	$1,668
Preferred stock dividends	$107	$103
Preferred stock dividends paid	$106	$102
Conversion of debt into Series G preferred stock and warrants	$—	$30,592
Conversion of Series F perferred stock into common stock	$5	$—
Contingent common stock earnout related to purchase of Turnpike Global Technologies	$—	$6,452
Issuance of shares for settlement of contingent earn-out	$2,390	$2,430
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

Revenue Recognition
The Company derives its revenue from sales of (1) software, which includes monthly subscriptions from XataNet and Xata Turnpike solutions, monthly fees from the MobileMax solution and activation fees; (2) hardware systems, which includes hardware, warranty and repair revenue; and (3) services, which includes training, implementation, installation and professional service revenue.
The Company sells its products in two ways: direct sales and channel sales. The Company’s direct-sales include sales of the Company’s solutions primarily to fleet operators and logistics providers. The Company’s channel sales are driven from Company personnel working in tandem with partners to sell the Company’s products to fleets of all sizes and types.
The Company’s customers typically enter into multi-year agreements with automatic renewal features. Customers are provided the option to terminate their contract at any time, but must pay through the end of the governing contract, unless termination resulted from a performance issue driven by the Company. Historically Xata Turnpike customers operated under month-to-month contracts and were allowed to provide a 30-day termination notice. Beginning in fiscal 2011 Xata Turnpike direct customer contract renewals were for a minimum of a one-year term, with an automatic one-year renewal period, consistent with the Company’s historic practices.
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
To determine the selling price in multiple-element arrangements, the Company established VSOE of selling price using the price charged for a deliverable when sold separately and for software subscriptions, based on the renewal rates offered to customers. For nonsoftware multiple element arrangements, TPE is established by evaluating similar and interchangeable competitor products or services in standalone arrangements with similarly situated customers. If the Company is unable to determine the selling price because VSOE or TPE doesn’t exist, ESP is determined for the purposes of allocating the arrangement by considering several external and internal factors including, but not limited to, pricing practices, margin objectives, competition, geographies in which the Company offers its products and services, internal costs and stage of the product lifecycle. The determination of ESP is made through consultation with and approval by management, taking into consideration the Company’s go-to-market strategy. As the Company’s competitors’ pricing and go-to-market strategies evolve, the Company may modify its pricing practices in the future, which could result in changes to the determination of VSOE, TPE and ESP. As a result, the Company’s future revenue recognition for multiple-element arrangements could differ materially from its results in the current period. Selling prices are analyzed on an annual basis or more frequently if significant fluctuations in the selling prices occur.
The software component of the Company’s XataNet and Xata Turnpike solutions, functions together with the hardware system component to deliver the solution’s functionality. As a result, the Company has identified two deliverables in arrangements involving the sale of these solutions. The first deliverable is the hardware system component. The second deliverable is the hosting of the software essential to the functionality of the hardware system, which is provided by the Company (referred to throughout this document as software). The Company has allocated revenue between these two deliverables using the relative selling price method. The Company maintains VSOE for the software deliverable. Because the Company has neither VSOE nor TPE for the hardware system deliverable, the allocation of revenue to the hardware systems on the Company’s ESPs. Amounts allocated to the delivered hardware system are recognized at the time of sale provided the other conditions for revenue recognition have been met. Amounts allocated to essential solution software are deferred and recognized on a straight-line basis over the term of the agreement with the customer.
The Company’s process for determining its ESP for deliverables without VSOE or TPE considers multiple factors that may vary depending upon the unique facts and circumstances related to each deliverable. Key factors considered by the Company in developing the ESPs for the hardware systems include prices charged by the Company for similar offerings, the Company’s historical pricing practices and the life cycle of the hardware system. The Company may also consider additional factors as appropriate, including the pricing of competitive alternatives if they exist, and product-specific business objectives.
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
Other Revenue Recognition Policies Applicable to Software and Nonsoftware Elements
Many of the Company’s software arrangements include services, such as implementation, installation, driver education and consulting services sold separately under engagement contracts and are included as a part of the Company’s services business. Revenues from these arrangements are generally accounted for separately from new software revenues because the arrangements qualify as services transactions as defined in ASC 985-605. The more significant factors considered in determining whether the revenues should be accounted for separately include the nature of services (i.e. consideration of whether the services are essential to the functionality of the licensed product), degree of risk, availability of services from other vendors, timing of payments and impact of milestones or acceptance criteria on the realizability of the software license fee. Revenues for the aforementioned services are generally recognized as the services are performed. If there is a significant uncertainty about the project completion or receipt of payment for the consulting services, revenues are deferred until the uncertainty is sufficiently resolved.
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
Foreign Currency Translation
The financial statements with a functional currency other than the U.S. Dollar have been translated into U.S. Dollars using the current rate method. Assets and liabilities have been translated using the exchange rates at the balance sheet date. Income and expense amounts have been translated using the average exchange rates during the period. Translation gains or losses resulting from the changes in exchange rates have been reported as a component of accumulated other comprehensive income in the statements of changes in shareholders’ equity.
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
Assets and Liabilities Measured at Fair Value
The Company has money market fund assets and a contingent earn out liability to non-accredited U.S. shareholders carried at fair value. The following paragraphs provide additional information regarding the valuation of the balances, on a recurring basis as of March 31, 2011 and September 30, 2010:
Money market funds — The Company maintained money market funds, which are included in cash and cash equivalents on the consolidated balance sheets of $13.7 million and $13.0 million as of March 31, 2011 and September 30, 2010, respectively. The valuation techniques used to measure the fair values of the Company’s money market funds, that were classified as Level 1, were derived from quoted market prices as substantially all of these instruments have maturity dates (if any) within one year from the date of purchase and active markets for these instruments exist. There were no material transfers in or out of Level 1 during the six months ended March 31, 2011.
Contingent earn out liability —The Company’s valuation techniques used to measure the fair value of the contingent earn out was based on the stock price on the date of the Turnpike acquisition and the estimated probability of earn-out target achievements. The change in the contingent earn out liability, which is included in debt obligations on the consolidated balance sheets has been summarized in the rollforward below (in thousands):

Balances as of September 30, 2010	$181
Payments of earn out	(70)
Balance as of March 31, 2011	$111
Inventories
Inventories consist of finished goods which are stated at the lower of cost or market. Cost is determined on the average cost method, which approximates the first-in, first-out method.

Equipment, Leased Equipment and Leasehold Improvements
Equipment and leasehold improvements consist of (in thousands):

	March 31,	September 30,
	2011	2010
Office furniture and equipment	$7,610	$5,558
Leased equipment	4,182	2,959
Engineering and manufacturing equipment	902	919
Leasehold improvements	2,491	2,452

	15,185	11,888
Less: accumulated depreciation	(7,723)	(6,090)

Equipment and leasehold improvements, net	$7,462	$5,798

Depreciation expense included in selling, general and administrative expenses in the consolidated statements of operations was approximately $0.5 million and $0.4 million for the three months ended March 31, 2011 and 2010, respectively, and was approximately $1.0 million and $0.7 million for the six months ended March 31, 2011 and 2010, respectively. Depreciation on leased Xata Turnpike equipment is recorded as cost of goods sold and was $0.3 million for the three months ended March 31, 2011 and 2010, respectively, and $0.6 million and $0.4 million for the six months ended March 31, 2011 and 2010, respectively.
Capitalized Software Development Costs
Hardware system development costs incurred after establishing technological feasibility are capitalized as capitalized hardware system development costs in accordance with Statement of ASC 350-40-35 — Internal-Use Computer Software Marketed Costs that are capitalized are amortized to cost of goods sold beginning when the product is first released for sale to the general public. Amortization is at the greater of the amount computed using the ratio of current gross revenues for the product to the total of current and anticipated future gross revenues or the straight-line method over the estimated economic life of the product (two to five years). As of March 31, 2011 and September 30, 2010, there was $0.4 million of capitalized development costs. Amortization of capitalized software is recorded as a cost of goods sold and was $2,100 for the three months ended March 31, 2011.
Product development costs that do not meet the capitalization criteria of ASC 985-20 are charged to research and development expense as incurred.

Intangible Assets
Intangible assets subject to amortization were as follows as of March 31, 2011 (in thousands):

				Foreign
	Weighted			Currency
	Average Life		Accumulated	Translation
	(years)	Cost	Amortization	Adjustment	Net

Acquired customer contracts	7.8	$14,900	$(5,666)	$115	$9,349
Acquired technology	7.0	2,700	(533)	228	2,395
Reseller relationships	6.0	1,500	(345)	123	1,278
Trademark	10.0	900	(124)	79	855
Other intangibles	7.0	49	(23)	—	26

Total	7.7	$20,049	$(6,691)	$545	$13,903

Amortization expense was $0.7 million for each of the three months ended March 31, 2011 and 2010 and was $1.4 million and $1.2 million for the six months ended March 31, 2011 and 2010, respectively.
Future amortization expense, as of March 31, 2011, is expected to be as follows (in thousands):

Years ending September 30,
2011	$1,373
2012	2,745
2013	2,745
2014	2,745
2015	2,369
Thereafter	1,926

Total expected amortization expense	$13,903

Long-Lived Assets
The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss would be recognized when the sum of the undiscounted future net cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount.
The Company has evaluated these assets for impairment and has determined no impairment exists at March 31, 2011.

Goodwill
The changes in the net carrying amount of goodwill for the six months ended March 31, 2011 are as follows (in thousands):

Balance at September 30, 2010	$17,048
Foreign currency translation adjustment	818

Balance at March 31, 2011	$17,866

As of March 31, 2011, the Company had a goodwill balance of $17.8 million of which $13.7 million resulted from the Company’s acquisition of Turnpike on December 4, 2009.
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
The Company has evaluated these assets for impairment and has determined no impairment exists at March 31, 2011.
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
At March 31, 2011 and September 30, 2010, the Company had accruals for product warranties of approximately $0.9 million and $1.0 million, respectively. These amounts are included in accrued expenses on the Company’s balance sheet.
Shipping Costs
Shipping costs, which are classified as a component of cost of goods sold, were approximately $0.1 million for each of the three months ended March 31, 2011 and 2010 and $0.2 million for each of the six months ended March 31, 2011 and 2010. Customer billings related to shipping and handling fees are reported as hardware systems revenue.

Advertising Costs
Advertising costs consist primarily of ad campaigns, catalog brochures, promotional items and trade show expenses and are expensed as incurred. Advertising costs, which are included in selling, general and administrative expenses, were $0.3 million and $0.2 million for the three months ended March 31, 2011 and 2010, respectively. Advertising costs were $0.6 million and $0.5 million for the six months ended March 31, 2011 and 2010, respectively.
Income Taxes
The Company accounts for income taxes following the provisions of ASC 740-10 — Income Taxes — Overall. ASC 740-10 requires that deferred income taxes be recognized for the future tax consequences associated with differences between the tax basis of assets and liabilities and their financial reporting amounts at each year end, based on enacted tax laws and statutory rates applicable to the periods in which the differences are expected to affect taxable earnings. Valuation allowances are established by the Company when necessary to reduce deferred tax assets to the amount more likely than not to be realized. The effect of changes in tax rates is recognized in the period in which the rate change occurs. For the three and six months ended March 31, 2011, the Company recorded an income tax benefit of $0.2 million, respectively.
Recently Issued Accounting Standards
Performing Step 2 of the Goodwill Impairment Test: In December 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2010-28, When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (Topic 350)—Intangibles—Goodwill and Other (ASU 2010-28). ASU 2010-28 amends the criteria for performing Step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts and requires performing Step 2 if qualitative factors indicate that it is more likely than not that a goodwill impairment exists. The Company will adopt ASU 2010-28 in fiscal 2012 and any impairment to be recorded upon adoption will be recognized as an adjustment to beginning retained earnings. The Company is currently evaluating the impact of the pending adoption of ASU 2010-28 on the consolidated financial statements.
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

Note 2. Revenue and Cost of Goods Sold Information
The Company operates and manages the business as one reportable segment. Factors used to identify the single operating segment include the financial information available for evaluation by the chief operating decision maker in making decisions about how to allocate resources and assess performance. For the three and six months ended March 31, 2011 and 2010, the Company reported the following revenues and related cost of goods sold by type (in thousands):

	For the Three Months Ended		For the Six Months Ended
	March 31,		March 31,
	2011	2010	2011	2010
Revenue:
Software	$11,380	$10,790	$22,721	$20,466
Hardware systems	4,899	5,583	6,632	11,780
Services	462	1,138	1,366	2,229
Other	—	593	—	1,153

Total revenue	$16,741	$18,104	$30,719	$35,628

	For the Three Months Ended		For the Six Months Ended
	March 31,		March 31,
	2011	2010	2011	2010
Cost of goods sold:
Software	$2,698	$2,790	$5,470	$5,180
Hardware systems	5,168	5,228	7,210	11,537
Services	777	788	1,642	1,532
Other	—	259	(21)	508

Total cost of goods sold	$8,643	$9,065	$14,301	$18,757

Software revenue includes monthly subscriptions from XataNet and Xata Turnpike solutions, monthly fees from MobileMax solution and activation fees. Hardware systems revenue includes hardware, warranty and repair revenue. Services revenue includes training, implementation, installation, and professional service revenue.
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
Note 3. Stock-Based Compensation
In February 2007, the Company adopted the 2007 Long Term Incentive and Stock Option Plan (the 2007 Plan). The 2007 Plan permits the granting of “incentive stock options” meeting the requirements of Section 422 of the Internal Revenue Code of 1986, as amended, and nonqualified options that do not meet the requirements of Section 422. Stock appreciation rights, restricted stock awards, and restricted stock units may also be granted under the 2007 Plan. A total of 500,000 shares of the Company’s common stock were originally reserved for issuance pursuant to equity awards under the 2007 Plan. Subsequently, 1,000,000 shares were approved for addition to the 2007 Plan at the 2009 Annual Shareholders Meeting. The 2007 Plan has an evergreen provision in which the maximum number of shares that may be issued under the 2007 Plan shall be cumulatively increased on

January 1, 2008 and on each January 1 thereafter for nine years by the lesser of (i) 500,000 Common Shares, (ii) 3% of the Company’s outstanding Common Shares, on an as-converted basis, as of the preceding December 31 and (iii) a number of Common Shares determined by the Board or Committee. The Company has 362,493 shares authorized and available for future equity awards as of March 31, 2011.
Stock Options
The Company accounts for share-based employee compensation plans under the provisions of ASC 718 — Compensation — Stock Compensation, which requires the measurement and recognition of compensation expense for all share-based payment awards to employees and directors based on estimated fair values.
The fair value of each option is estimated at the grant date using the Black-Scholes option-pricing model. Generally, the options that are granted under the 2007 Plan are exercisable for a period of ten years from the date of grant and vest over a period of up to three years from the date of grant. The weighted average fair value at the date of grant and the assumptions used to determine such values are indicated in the following (number of shares in thousands):

	For the Three Months Ended		For the Six Months Ended
	March 31,		March 31,
	2011	2010	2011	2010
Number of shares granted	756	39	756	459
Fair value per share	$1.21	$1.29	$1.21	$1.31
Risk-free interest rate	2.72%	3.18%	2.72%	3.06%
Expected volatility	39.99%	39.30%	39.99%	42.41%
Expected life (in years)	5.91	5.23	5.91	5.93
Dividend yield	—	—	—	—
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

The following table summarizes information relating to stock option activity for fiscal 2010 and for the six month period ended March 31, 2011 (number of shares in thousands):

		Weighted
		Average
		Exercise
	Shares	Price
Options outstanding at September 30, 2009	1,905	$3.73
Granted	503	2.89
Exercised	(2)	2.00
Cancelled:
Expired	(25)	5.23
Forfeited	(154)	3.42

Options outstanding at September 30, 2010	2,227	3.55
Granted	756	2.85
Exercised	(18)	2.00
Cancelled:
Expired	(108)	3.64
Forfeited	(167)	2.61

Options outstanding at March 31, 2011	2,690	$3.41

There were 17,917 options exercised during the six months ended March 31, 2011. Total intrinsic value of stock options exercised during the six months ended March 31, 2011 was $9,900. The intrinsic value of stock options outstanding and stock options outstanding and exercisable as of March 31, 2011 was $0.2 million and $0.1 million, respectively.
Information regarding options outstanding and exercisable at March 31, 2011 is as follows (number of shares in thousands):

	Options Outstanding			Options Exercisable
		Weighted			Weighted
		Average	Weighted		Average	Weighted
		Remaining	Average		Remaining	Average
Range of	Number of	Contractual	Exercise	Number of	Contractual	Exercise
exercise price	Shares	Life (Years)	Price	Shares	Life (Years)	Price
$2.00 — $2.99	1,808	8.7	$2.63	756	7.9	$2.49
3.00 — 3.99	96	8.1	3.32	72	7.9	3.30
4.33 — 4.98	35	5.4	4.64	35	5.4	4.64
5.03 — 5.40	751	5.7	5.25	751	5.7	5.25

	2,690	7.8	3.41	1,614	6.6	4.11

As of March 31, 2011, there was approximately $1.2 million of total unrecognized compensation costs related to stock option awards. The Company will recognize this cost over the remaining vesting periods of these options. The weighted average period over which the costs will be recognized is 1.2 years.

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
The following table summarizes information relating to restricted stock activity for fiscal 2010 and for the six month period ended March 31, 2011 (number of shares in thousands):

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Restricted stock outstanding at September 30, 2009	156	$3.93
Granted	18	3.06
Vested	(92)	3.75
Forfeited	(4)	3.21

Restricted stock outstanding at September 30, 2010	78	3.96
Granted	35	2.85
Vested	(95)	3.34

Restricted stock outstanding at March 31, 2011	18	$5.12

The total fair value of shares vested was $0.2 million for each of the three and six months ended March 31, 2011 and 2010. The weighted average grant date fair value of restricted stock awards granted during the three months ended March 31, 2011 and 2010 was $2.85 and $3.00, respectively. The weighted average grant date fair value of restricted stock awards granted during the six months ended March 31, 2011 and 2010 was $2.85 and $3.00, respectively.
At March 31, 2011, there was approximately $48,000 of total unrecognized compensation costs related to restricted stock awards. The Company will recognize this cost over the remaining vesting periods of these awards. The weighted average period over which the costs will be recognized is 0.6 years.
Restricted Stock Units
The Company currently grants restricted units of common stock as part of its long-term incentive compensation to employees. The fair value of restricted stock units is determined based on the closing market price of the Company’s stock on the date of grant. Restricted stock units vest over a period of three years for employees.

The following table summarizes information relating to restricted stock unit activity for fiscal 2010 and the six month period ended March 31, 2011 (number of units in thousands):

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Restricted stock outstanding at September 30, 2009	241	$2.00
Granted	174	2.87
Settled	(201)	2.20
Cancelled:
Forfeited	(29)	2.31

Restricted stock outstanding at September 30, 2010	185	2.55
Granted	196	2.85
Settled	(2)	3.00
Cancelled:
Forfeited	(39)	2.54

Restricted stock outstanding at March 31, 2011	340	$2.72

The total fair value of restricted stock units vested during the six months ended March 31, 2011 was $5,600.
In February 2010, the Company had a change in control, as defined in the employee Restricted Stock Unit agreements, due to the issuance of the Series G preferred stock. This change in control was a triggering event for the acceleration of the vesting and settlement of a portion of the Company’s outstanding restricted stock units. As a result, the Company accelerated the related cost of $0.2 million during the quarter ended March 31, 2010.
At March 31, 2011, there was approximately $0.8 million of total unrecognized compensation costs related to restricted stock units. The Company will recognize this cost over the remaining vesting periods of these units. The weighted average period over which the costs will be recognized is 1.2 years.
Note 4. Commitments
Leases
The Company leases its offices, warehouse, and certain office equipment under noncancelable operating leases, which generally have escalating rentals over the term of the lease. The facility leases require that the Company pay a portion of the real estate taxes, maintenance, utilities and insurance.

Approximate future minimum rental commitments, excluding common area costs under these non-cancelable operating leases, as of March 31, 2011 are (in thousands):

Years ending September 30,
2011	$408
2012	601
2013	573
2014	584
2015	160
Thereafter	—

Total	$2,326

Rental expense, including common area costs, was $0.4 million for each of the three months ended March 31, 2011 and 2010. Rental expense, including common area costs, was $0.7 million and $0.8 million for the six months ended March 31, 2011 and 2010, respectively.
401(k) Plan
The Company has a 401(k) plan covering substantially all U.S. employees and the plan is operated on a calendar year basis. The Company provides an employer matching contribution equal to 50% of an employee’s contribution for employee deferrals of up to 6% of their compensation. Matching contributions were $0.1 million for each of the three months ended March 31, 2011 and 2010. Matching contributions were $0.2 million for each of the six months ended March 31, 2011 and 2010, respectively.
Purchase Commitments
From time to time in the ordinary course of the business the Company enters into purchase commitments for inventory, third party software licenses, etc. The Company evaluates these commitments on a quarterly basis to assure ourselves that all commitments made will be realized in the ordinary course of business given the terms of the commitment and that no event has occurred that has impaired such commitment. As of March 31, 2011 the Company believes that all commitments made will be achieved over the terms established.
Note 5. Financing Arrangements
Debt obligations consist of the following (in thousands):

	March 31,	September 30,
	2011	2010

Capitalized leases	$1,864	$1,143
Contingent earn out	111	181

Total debt obligations	1,975	1,324
Less current portion of debt obligations	1,070	839

Total debt obligations, net of current portion	$905	$485

In connection with the financing of the acquisition of GeoLogic Solutions, Inc., in January 2008, the Company entered into a three-year secured credit facility with Silicon Valley Bank (“SVB”) consisting of a $10.0 million revolving line of credit bearing interest at a floating rate equal to 0.5% over SVB’s Prime Rate. Also in connection with the acquisition of GeoLogic Solutions, Inc., the Company entered into a four year secured credit facility consisting of an $8.0 million term loan with Partner’s for Growth II, L.P. (“PFG”) bearing interest at a fixed rate of 14.5%, subject to adjustment under various circumstances. In the first quarter of fiscal 2010 both facilities were paid in full and subsequently canceled. Also, in the first quarter of fiscal 2010, the remaining unamortized balance of the related debt financing costs of $0.5 million was charged to interest expense on financing activities in the consolidated statement of operations.
In connection with financing the acquisition of Turnpike in December 2009, the Company issued convertible debt totaling $30.2 million. On February 19, 2010, the convertible debt converted into 10,066,663 shares of Series G preferred stock and warrants to purchase 3,019,995 common shares. The convertible debt carried an interest rate of 14% per annum. The interest expense recorded for the six months ended December 30, 2009 was approximately $0.3 million. The Company used proceeds of the convertible debt for the purchase of Turnpike, pay off the term loan with PFG of $8.0 million and to pay a litigation settlement. The remaining proceeds are being utilized for working capital needs and future growth.
The value of common stock relating to the Turnpike acquisition and related contingent earn outs were treated as debt until shareholder approval was received on February 17, 2010. Subsequently, these amounts were reclassified as equity. These items were re-measured at their fair value at the end of each period and on the date of shareholder approval. There were approximately $0.2 million of re-measurement charges that were recorded for the six months ended December 31, 2009. The portion of the earn-out to be settled in cash will continue to be re-measured at fair value at the end of each period until settlement.
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
The balance of the Company’s capital lease obligation with BCCL was $1.8 million at March 31, 2011.
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
In fiscal 2010 the Company issued 80,946 shares of Series B Preferred Stock to Trident for payment of accrued dividends. Based on the market value of the Company’s common stock on the date of the dividend payment, the payment of the dividend in additional shares of Series B Preferred Stock results in a non-cash dividend of $0.2 million in fiscal 2010.
In the first quarter of fiscal 2011 the Company issued 41,805 shares of Series B Preferred Stock to Trident for payment of accrued dividends. Based on the market value of the Company’s common stock on the date of the dividend payment, the payment of the dividend in additional shares of Series B Preferred Stock resulted in a non-cash dividend of $0.1 million for the six months ended March 31, 2011.
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
Series E and Series F
In February 2009, the Company sold 1,355,857 shares of Series E Preferred Stock for $3.0 million, or $2.22 per share. Each share of the Series E Preferred Stock was converted into one share of the Series F Preferred Stock in April 2009 and the Certificate of Designation for the Series E Preferred Stock was cancelled. Each share of Series F Preferred Stock is convertible into one share of the Company’s common stock. In February 2011, 2,252 shares of Series F Preferred Stock were converted to common stock
Series G
In December 2009 in connection with financing the acquisition of Turnpike, the Company issued convertible debt totaling $30.2 million. The convertible debt was converted into 10,066,663 shares of Series G preferred stock at $3.00 per share on February 19, 2010, subsequent to shareholder approval. Each share of Series G Preferred Stock is convertible into one share of the Company’s common stock.
In addition, as part of the debt conversion, the Company issued 7-year warrants to purchase 3,019,995 shares of its common stock at an exercise price of $3.00 per share. The aggregate fair value of the warrants was $3.9 million. The warrants permit “cashless exercise.”
Common Stock Warrants
The Company has issued warrants for the purchase of common stock to management, consultants and placement agents. Compensation expense associated with the warrants has not been material and has been recorded as expense at its fair value.

In fiscal 2010, the Company issued 3,020,000 warrants relating to the issuance of Series G Preferred Stock.
The following tables summarize information relating to stock warrants for fiscal 2010 and for the six month period ended March 31, 2011 (number of warrants in thousands):

		Weighted	Weighted
		Average	Average
	Number of	Exercise	Remaining
	Warrants	Price	Life (years)
Warrants outstanding at September 30, 2009	1,941	$3.34	4.0
Granted	3,020
Cancelled	(10)

Warrants outstanding at September 30, 2010	4,951	3.13	5.1
Cancelled	(147)

Warrants outstanding at March 31, 2011	4,804	$3.14	4.7

Note 7. Net Loss Per Common Share
Basic loss per common share is computed based on the weighted average number of common shares outstanding by dividing net loss applicable to common shareholders by the weighted average number of common shares outstanding for the period. Generally, diluted net income per common share reflects the potential dilution that could occur if securities or other obligations to issue common stock such as options, restricted stock units, warrants or convertible preferred stock, were exercised or converted into common stock that then shared in the earnings of the Company. However, diluted net loss per common share is equal to basic net loss per common share for all periods presented because the effect of including such securities or obligations would have been antidilutive
Potentially dilutive securities representing approximately 16.5 million and 11.1 million shares of common stock outstanding for the three months ended March 31, 2011 and 2010, respectively, were excluded from the computation of diluted earnings per share because their effect would have been antidilutive. In addition, approximately 16.5 million and 8.8 million shares of common stock outstanding for the six months ended March 31, 2011 and 2010, respectively, were excluded from the computation of diluted earnings per share because their effect would have been antidilutive.

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
Except for the historical information contained herein, the matters discussed in this Report on Form 10-Q are forward-looking statements involving risks and uncertainties that could cause actual results to differ materially from those in such forward-looking statements. Numerous factors, risks and uncertainties affect the Company’s operating results and could cause the Company’s actual results to differ materially from forecasts and estimates or from any other forward-looking statements made by, or on behalf of, the Company, and there can be no assurance that future results will meet expectations, estimates or projections. Risks and uncertainties about us include, but are not limited to, the following:
•	as we have generated operating losses recently, additional operating losses may occur in the future and may be in excess of amounts that could be funded from operations, thus, we may be dependent upon external investment to support our operations during these periods;

•	we will continue to be dependent upon positioning hardware systems and communication networks owned and controlled by others, and accordingly, their problems may adversely impact us;

•	for the foreseeable future, we are dependent upon the continued receipt and fulfillment of new orders for our current products;

•	our growth and profitability depend on our timely introduction and market acceptance of new products, our ability to continue to fund research and development activities, and our ability to establish and maintain strategic partner relationships.
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
Technology, People, Processes
Xata takes a three-prong approach to meeting its customer’s fleet management needs:
•	Technology. Xata provides a total fleet management solution, including software, hardware systems and services through the following solutions:
•	XataNet, our web-based, on-demand scalable software, includes a variety of web-based enterprise applications. XataNet provides critical real-time information about our customers’ fleets, allows for paperless driver logs and provides summary and granular reports on driver and vehicle performance. XataNet can also integrate with back-office applications, for a seamless flow of information, and our software works with a variety of in-cab communications devices.

•	MobileMax helps for-hire trucking companies track and manage nearly every aspect of their fleets’ activities to help control costs and increase ROI. The MobileMax solution features Multi-Mode communication capabilities that automatically switch between land-based and satellite communications to take advantage of the cost-savings and reliability of both terrestrial and satellite communication. MobileMax integrates with dispatching and routing applications for a seamless flow of information.

•	Xata Turnpike has been recognized as one of the first solutions to fully automate, from end-to-end, the fuel and mileage tax process required by the International Fuel Tax Agreement (IFTA). Xata Turnpike interacts with various handheld devices using Bluetooth as a wireless in-cab communication medium. The information collected by Xata Turnpike is made available to the end-user via web-based reporting.
•	People. With employee expertise in safety, fleet management and technology, Xata is able to provide consultation services to help organizations implement best practices for fleet productivity and develop specific customer solutions and reporting requirements.

•	Processes. All Xata processes are designed to make managing fleets easier. Drawing on hundreds of successful implementations with a wide variety of fleets from multibillion-dollar organizations to small, single owner operations, Xata carefully plans each phase of the implementation and follows well established methodologies. The process begins with assessing our customers’ objectives. Then, we develop a detailed implementation schedule that includes all aspects of the project, from implementation to conversion, integration, training and problem solving.
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
In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application. There are also areas in which management’s judgment in selecting among available alternatives would not produce a materially different result. Our senior management has reviewed these critical accounting policies and related disclosures with the Audit Committee of the Board of Directors. There were no changes to the Company’s other critical accounting policies during the second quarter of fiscal 2011. Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 2 of our Form 10-Q for the quarterly period ended December 31, 2010 and Part II, Item 7 of our Annual Report on Form 10-K for our fiscal year ended September 31, 2010 for a more complete discussion of our critical accounting policies and estimates.

Results of Operations for the three and six months ended March 31, 2011 and 2010
The following table sets forth detail related to revenue, cost of goods sold, and gross margins:

	Three months ended March 31,		Six months ended March 31,
(Dollar amounts in thousands)	2011	2010	2011	2010
Software
Revenue	$11,380	$10,790	$22,721	$20,466
Cost of goods sold	2,698	2,790	5,470	5,180

Gross margin	$8,682	$8,000	$17,251	$15,286
Gross margin %	76.3%	74.1%	75.9%	74.7%

Hardware systems
Revenue	$4,899	$5,583	$6,632	$11,780
Cost of goods sold	5,168	5,228	7,210	11,537

Gross margin	$(269)	$355	$(578)	$243
Gross margin %	(5.5%)	6.4%	(8.7%)	2.1%

Services
Revenue	$462	$1,138	$1,366	$2,229
Cost of goods sold	777	788	1,642	1,532

Gross margin	$(315)	$350	$(276)	$697
Gross margin %	(68.2%)	30.8%	(20.2%)	31.3%

Other
Revenue	$—	$593	$—	$1,153
Cost of goods sold	—	259	(21)	508

Gross margin	$—	$334	$21	$645
Gross margin %	0.0%	56.3%	0.0%	55.9%

Total
Revenue	$16,741	$18,104	$30,719	$35,628
Cost of goods sold	8,643	9,065	14,301	18,757

Gross margin	$8,098	$9,039	$16,418	$16,871
Gross margin %	48.4%	49.9%	53.4%	47.4%
Revenue
Total revenue decreased 7.5 percent to $16.7 million for the three months ended March 31, 2011 compared to $18.1 million for the same period in fiscal 2010. Total revenue decreased 13.8 percent to $30.7 million for the six months ended March 31, 2011 compared to $35.6 million for the same period in fiscal 2010.
Software revenue, including monthly subscriptions from XataNet and Xata Turnpike solutions, and monthly fees from MobileMax increased 5.5 percent to $11.4 million for the three months ended March 31, 2011 compared to $10.8 million for the same period in fiscal 2010 driven by strong XataNet and Xata Turnpike subscription growth. Software revenue for the three months ended March 31, 2011 represented 68.0 percent of total revenue compared to 59.6 percent for the same period of fiscal 2010. Software revenue increased 11.0 percent to comprise 74.0 percent of total revenue for the six months ended March 31, 2011 compared to 57.4 percent of total revenue for the same period in fiscal 2010.
Hardware systems revenue, which includes hardware, warranty and repair revenue, decreased 12.3 percent to comprise 29.3 percent of total revenue for the three months ended March 31, 2011 compared to 30.8 percent for the same period in fiscal 2010. For the six months ended March 31, 2011, hardware systems revenue decreased 43.7 percent to comprise 21.6 percent of total revenue compared to 33.1 percent for the same period in fiscal 2010. The decline in hardware systems revenue has been impacted by the transition to the next generation XataNet platform and continuing shift in the market to the lower investment Xata Turnpike solution.
Services revenue decreased 59.4 percent to comprise 2.8 percent of total revenue for the three months ended March 31, 2011 compared to 6.3 percent for the same period in fiscal 2010. Service revenue, which includes training, implementation, installation, and professional service revenue, was $1.4 million for the six months ended March 31, 2011, which declined 38.7 percent compared to the same period in fiscal 2010 as a result of lower hardware system activity.
Cost of Goods Sold and Gross Margin
Cost of software consists of communication, hosting costs, depreciation of Xata Turnpike units, and direct personnel costs related to network, infrastructure, and Xata Turnpike customer support. Cost of software decreased 3.3 percent and increased 5.6 percent for the three and six months ended March 31, 2011, respectively, compared to the same periods in fiscal 2010. Software gross margin improved 2.2 and 1.2 percentage points for the three and six months ended March 31, 2011, respectively, compared to the same periods in fiscal 2010. The margin improvement was driven by the increased number of software subscriptions and continued reduction in communication costs.
Cost of hardware systems consists of the direct product costs, warranty costs, product repair costs, and direct personnel costs related to XataNet and MobileMax technical support. Cost of hardware systems decreased 1.1 percent and 37.5 percent for the three and six months ended March 31, 2011, respectively, compared to the same period in fiscal 2010. Hardware systems gross margins decreased 11.9 and 10.8 percentage points for the three and six months ended March 31, 2011 compared to the same period in fiscal 2010 as a result incremental hardware system costs associated with the initial rollout of the new XataNet platform and increased support and warranty costs as a percentage of revenue.
Cost of services consists of third party vendor costs and direct costs related to service personnel. Cost of services decreased 1.4 percent and increased 7.2 percent for the three and six months ended March 31, 2011, respectively, compared to the same period in fiscal 2010. Service gross margins decreased 51.5 percentage points for the six months ended March 31, 2011, compared to the same period in fiscal 2010. Service margins were impacted by a decrease in hardware systems activity and incremental costs associated with the initial rollout of the new XataNet platform.
Selling, General and Administrative Expenses
Selling, general and administrative expenses consist of employee salaries in our executive, sales, client management and administration functions, sales commissions, marketing and promotional expenses, administrative and facilities costs, and professional fees. Selling, general and administrative expenses for the three months ended March 31, 2011 were $6.7 million or 39.8 percent of revenue compared to $6.9 million or 38.3 percent of revenue for the same period in fiscal 2010. For the six months ended March 31, 2011, selling, general and administrative expenses were $12.8 million or 41.6 percent of revenue compared to $13.1 million or 36.7 percent of revenue for the same period in fiscal 2010. The increase as a percent of revenue reflects the continued investment in sales and marketing efforts.

Research & Development Expenses
Research and development expenses consist of employee salaries and expenses related to development of software and hardware systems. Research and development expenses were $2.2 million or 13.4 percent of revenue for the three months ended March 31, 2011 compared to $1.6 million or 8.8 percent of revenue for the comparable period in fiscal 2010. Research and development expenses were $4.5 million or 14.6 percent of revenue for the six months ended March 31, 2011 compared to $2.9 million or 8.2 percent of revenue for the comparable period in fiscal 2010. The increase reflects a continued investment in research and development to support the new compliance requirements facing the trucking industry and continuing to add new product functionality.
Net Interest and Other Expense
Net interest and other expense was $0.1 million for the three months ended March 31, 2011 and 2010. Net interest and other expense was $0.2 million for the six months ended March 31, 2011, a decrease of $0.2 million compared to $0.4 million for the comparable period in fiscal 2010. This decrease was driven by the accelerated payoff of certain debt facilities, which occurred in February 2010.
Acquisition Related Costs
In connection with the acquisition of Turnpike, the Company incurred costs of $0.1 million and $0.8 million of direct out-of-pocket costs for the three and six months ended March 31, 2010, respectively. In accordance with ASC 805 — Business Combinations, the Company expensed these costs as incurred as period costs. Similar charges were not recorded for the six months ended March 31, 2011.
Interest Expense on Financing Activities
There was no interest expense on financing activities recorded for the six months ended March 31, 2011. Interest expense on financing activities recorded for the six months ended March 31, 2010 was approximately $1.4 million, which included interest related to the convertible debt of $0.9 million and the write off of the unamortized balance of prepaid financing fees of $0.5 million associated with the accelerated payoff of certain debt facilities.
Acquisition Related Interest and Mark to Market Expense
During the six months ended March 31, 2010, the fair value of the common shares and contingent earn out was recorded as long term obligations and were re-measured at their fair value at the end of the period. Charges for this re-measurement were approximately $0.2 million and $0.4 million for the three and six months ended March 31, 2010. Similar charges were not recorded for the six months ended March 31, 2011.
Income Taxes
An income tax benefit of $0.2 million was recorded for the six months ended March 31, 2011 to recognize the Canadian tax benefit that will be realized to the extent of the related deferred tax liability recorded in conjunction with the acquisition of Turnpike, as well as other refundable credits. On a consolidated basis, the Company does not have objectively verifiable positive evidence of future taxable income as prescribed by ASC 740 — Income Tax. Accordingly, we concluded that a valuation allowance is appropriate. Realization of deferred tax assets is dependent on future taxable income during the periods when deductible temporary differences and carryforwards are expected to be available to reduce taxable income. The amount of the net deferred tax asset considered realizable could be increased in the future if we return to profitability and actual future taxable income is higher than currently estimated. At September 30, 2010, we had federal net operating loss carryforwards of approximately $38.3 million.

Net Loss to Common Shareholders
The Company incurred net losses to common shareholders of $0.8 million and $2.1 million for the three months ended March 31, 2011 and 2010, respectively, and $0.9 million and $3.8 million for the six months ended March 31, 2011 and 2010, respectively. Net loss to common shareholders reflect preferred stock dividends and preferred stock deemed dividends of $0.1 million and $1.7 million for the three months ended March 31, 2011 and 2010, respectively, and $0.1 million and $1.8 million for the six months ended March 31, 2011 and 2010, respectively.
Liquidity and Capital Resources
As of March 31, 2011, the Company held $14.5 million in cash and cash equivalents as compared to $13.4 million as of September 30, 2010. Our working capital, which is total current assets less total current liabilities, excluding the current portion of long-term obligations and deferred revenue and applicable deferred costs, remains strong at $17.4 million as compared to $19.1 million at September 30, 2010.
Operating activities provided cash of $2.9 million and $0.3 million during the six months ended March 31, 2011 and 2010, respectively. Cash provided by operating activities increased by $2.6 million compared to the same period in fiscal 2010 due to improved earnings and changes in components of working capital, primarily a decrease in accounts receivable.
Cash used in investing activities was $1.3 million and $1.1 million for the six months ended March 31, 2011 and 2010, respectively, as the result of planned fixed asset expenditures. In fiscal 2010, the Company also invested $9.5 million in the acquisition of Turnpike.
Cash used by financing activities of $0.6 million for the six months ended March 31, 2011 primarily reflect payments of capital lease obligations for Xata Turnpike units. Fiscal 2010 payments on long-term borrowing reflect capital lease payments of $0.3 million and the accelerated payoff of certain debt facilities and related charges of $8.3 million.
The Company believes our existing funds and vendor terms will provide adequate cash to fund operating needs for the foreseeable future. However, it may be necessary to obtain additional funding in order to execute our growth strategy.
Our Series B Preferred Stock prohibits payment of dividends to the holders of any other capital stock unless and until the Company has paid dividends accrued on the Series B Preferred Stock, which pays a cumulative dividend of 4% of the original issue price per annum (payable semi-annually) on each outstanding share of Series B Preferred Stock. At the option of the Series B Preferred Stock holders, such dividends are payable in additional shares of Series B Preferred Stock or cash. During the six months ended March 31, 2011 and 2010, 42,000 and 40,000 shares, respectively, of Series B Preferred Stock have been issued for payment of accrued dividends.
Recently Issued Accounting Standards
See Note 1 in the Notes to Consolidated Financial Statements located in Part I, Item 1 of this Report.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures and Internal Control over Financial Reporting
Our principal executive officer and principal financial officer, or persons performing similar functions, carried out an evaluation of the effectiveness, as of March 31, 2011, of the design and operation of our disclosure controls and procedures (as defined in Exchange Rule 13a-15(e)) and concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) accumulated and communicated to our principal executive officer and principal financial officer as appropriate to allow timely decisions regarding required disclosure.
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

Dated: May 6, 2011	Xata Corporation (Registrant)
	by:	/s/ Scott G. Christian
Scott G. Christian
Chief Financial Officer (Signing as Principal Financial and Accounting Officer, and as Authorized Signatory of Registrant)