Form 10-Q
period 2011-06-30
XATA CORP /MN/
filed 2011-08-05
CIK 854398

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2011
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
APPLICABLE ONLY TO CORPORATE ISSUERS
As of July 25, 2011, the following securities of the Registrant were outstanding: 10,0681,573 shares of Common Stock, $.01 par value per share, 2,168,773 shares of Series B Preferred Stock, 1,269,036 shares of Series C Preferred Stock, 1,566,580 shares of Series D Preferred Stock, 1,353,605 of Series F Preferred Stock and 10,666,663 shares of Series G Preferred Stock.

Xata Corporation
Index

Page No.
PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited):

Consolidated Statements of Operations for the Three and Nine Months ended June 30, 2011 and 2010	3

Consolidated Balance Sheets as of June 30, 2011 and September 30, 2010	4

Consolidated Statements of Changes in Shareholders’ Equity for the Nine Months ended June 30, 2011 and the Twelve Months Ended September 30, 2010	5

Consolidated Statements of Cash Flows for the Nine Months ended June 30, 2011 and 2010	6

Notes to Consolidated Financial Statements	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation	26

Item 4. Controls and Procedures	32

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	33

Item 1A. Risk Factors	33

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	33

Item 3. Defaults upon Senior Securities	33

Item 4. Reserved	33

Item 5. Other Information	33

Item 6. Exhibits	33

SIGNATURES	34

EXHIBITS
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

Xata Corporation
Consolidated Statements of Operations (Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	June 30,		June 30,
In thousands, except per-share data	2011	2010	2011	2010
Revenue
Software	$11,381	$11,042	$34,102	$31,508
Hardware systems	4,875	5,362	11,507	17,142
Services	768	984	2,134	3,213
Other	—	566	—	1,719

Total revenue	17,024	17,954	47,743	53,582

Costs and expenses
Cost of goods sold	9,119	8,912	23,420	27,669
Selling, general and administrative	5,840	6,627	18,617	19,702
Research and development	2,697	1,759	7,168	4,692
Acquisition related costs	—	—	—	837

Total costs and expenses	17,656	17,298	49,205	52,900

Operating (loss) income	(632)	656	(1,462)	682
Net interest and other expense	(93)	(28)	(272)	(392)
Interest expense on financing activities	—	—	—	(1,358)
Acquisition related interest and mark to market	—	(2)	—	(356)

(Loss) income before income taxes	(725)	626	(1,734)	(1,424)
Income tax benefit	(289)	—	(486)	—

Net (loss) income	(436)	626	(1,248)	(1,424)

Preferred stock dividends	(54)	(52)	(162)	(155)
Preferred stock deemed dividends	22	(23)	40	(1,691)

Net (loss) income to common shareholders	$(468)	$551	$(1,370)	$(3,270)

Net (loss) income per common share:
Basic	$(0.04)	$0.06	$(0.13)	$(0.36)
Diluted	$(0.04)	$0.02	$(0.13)	$(0.36)

Weighted average common and common share equivalents:
Basic	10,667	9,718	10,427	9,170
Diluted	10,667	26,359	10,427	9,170
The accompanying notes are an integral part of the consolidated financial statements (unaudited).

Xata Corporation
Consolidated Balance Sheets (Unaudited)

	June 30,	September 30,
In thousands	2011	2010
ASSETS
Current assets
Cash and cash equivalents	$15,233	$13,374
Accounts receivable, less allowances of $375 at June 30, 2011 and $444 at September 30, 2010	9,508	11,392
Inventories	2,205	3,047
Deferred product costs	1,348	2,042
Prepaid expenses and other current assets	1,239	1,260

Total current assets	29,533	31,115

Equipment, leased equipment and leasehold improvements, net	8,961	5,798
Intangible assets, net	13,235	14,901
Goodwill	17,911	17,048
Deferred product costs, net of current portion	1,031	1,757
Other assets	876	420

Total assets	$71,547	$71,039

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Current portion of debt obligations	$1,338	$839
Accounts payable	6,258	5,138
Accrued expenses	5,211	4,872
Deferred revenue	3,520	5,070

Total current liabilities	16,327	15,919

Debt obligations, net of current portion	1,245	485
Deferred revenue, net of current portion	2,138	3,591
Deferred tax liabilities	1,780	1,905
Other long-term liabilities	596	638

Total liabilities	22,086	22,538

Shareholders’ equity
Preferred stock, no par, 50,000 shares authorized; 16,750 shares designated; shares issued and outstanding: 16,426 at June 30, 2011 and 16,344 at September 30, 2010	44,149	43,980
Common stock, par value $0.01 per share; 100,000 shares authorized; shares issued and outstanding: 10,681 at June 30, 2011 and 9,816 at September 30, 2010	107	98
Contingent common stock earn-out	4,062	6,452
Additional paid-in capital	44,822	41,539
Accumulated deficit	(45,499)	(44,129)
Accumulated other comprehensive income	1,820	561

Total shareholders’ equity	49,461	48,501

Total liabilities and shareholders’ equity	$71,547	$71,039

The accompanying notes are an integral part of the consolidated financial statements (unaudited).

Xata Corporation
Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

								Accumulated
					Contingent	Additional		Other
	Preferred Stock		Common Stock		Common Stock	Paid-In	Accumulated	Comprehensive
In thousands	Shares	Amount	Shares	Amount	Earn-Out	Capital	Deficit	Income	Total
Balance at September 30, 2009	6,196	$16,860	8,789	$88	$—	$32,536	$(40,919)	$—	$8,565

Stock based compensation	—	—	—	—	—	1,210	—	—	1,210
Issuance of common stock for share based compensation awards	—	—	221	2	—	2	—	—	4
Issuance of common stock for acquisition of Turnpike Global Technologies	—	—	810	8	—	2,422	—	—	2,430
Forfeiture of restricted shares of common stock	—	—	(4)	—	—	—	—	—	—
Contingent common stock earn-out	—	—	—	—	6,452	—	—	—	6,452
Issuance of preferred stock and warrants	10,067	26,877	—	—	—	3,715	—	—	30,592
Record the beneficial conversion feature	—	—	—	—	—	1,654	(1,654)	—	—
Preferred stock dividends	81	206	—	—	—	—	(208)	—	(2)
Preferred stock deemed dividends	—	37	—	—	—	—	(37)	—	—
Comprehensive loss:
Foreign currency translation adjustment	—	—	—	—	—	—	—	561	561
Net loss	—	—	—	—	—	—	(1,311)	—	(1,311)

Total comprehensive loss									(750)

Balance at September 30, 2010	16,344	43,980	9,816	98	6,452	41,539	(44,129)	561	48,501

Stock based compensation	—	—	—	—	—	860	—	—	860
Issuance of common stock for share based compensation awards	—	—	35	1	—	—	—	—	1
Issuance of shares for settlement of contingent earn-out	—	—	810	8	(2,390)	2,382	—	—	—
Conversion of Series F perferred stock into common stock	(2)	(5)	2	—	—	5	—	—	—
Exercise of options	—	—	18	—	—	36	—	—	36
Preferred stock dividends	84	214	—	—	—	—	(162)	—	52
Preferred stock deemed dividends	—	(40)	—	—	—	—	40	—	—
Comprehensive income:
Foreign currency translation adjustment	—	—	—	—	—	—	—	1,259	1,259
Net loss	—	—	—	—	—	—	(1,248)	—	(1,248)

Total comprehensive income									11

Balance at June 30, 2011	16,426	$44,149	10,681	$107	$4,062	$44,822	$(45,499)	$1,820	$49,461

The accompanying notes are an integral part of the consolidated financial statements (unaudited).

Xata Corporation
Consolidated Statements of Cash Flows (Unaudited)

	For the Nine Months Ended
	June 30,
In thousands	2011	2010
Operating activities
Net loss	$(1,248)	$(1,424)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization of intangibles	4,675	3,707
Amortization of debt financing costs	—	458
Non-cash interest expense on convertible debt	—	892
Non-cash charges for issuance of equity securities related to the acquisition of Turnpike Global Technologies	—	357
Loss on disposal of assets	7	—
Stock based compensation	860	1,026
Changes in assets and liabilities, net of impact of acquisition:
Accounts receivable, net	1,923	141
Inventories	890	1,566
Deferred product costs	1,419	521
Prepaid expenses and other assets	(58)	356
Accounts payable	(146)	(226)
Accrued expenses	(388)	(1,634)
Deferred revenue	(3,002)	(2,365)

Net cash provided by operating activities	4,932	3,375

Investing activities
Purchase of equipment and leasehold improvements	(2,308)	(2,063)
Acquisition of Turnpike Global Technologies, net of cash acquired	—	(9,451)

Net cash used in investing activities	(2,308)	(11,514)

Financing activities
Borrowings on long-term obligations, net of costs	—	29,709
Payments on long-term obligations	(885)	(9,460)
Proceeds from issuance of common stock	36	4

Net cash (used in) provided by financing activities	(849)	20,253

Effects of exchange rate on cash	84	(3)

Increase in cash and cash equivalents	1,859	12,111

Cash and cash equivalents
Beginning	13,374	3,440

Ending	$15,233	$15,551

Cash payments for interest	$142	$406
Supplemental schedule of noncash investing and financing activities
Assets acquired under capital lease obligation	$(2,143)	$161
Preferred stock deemed dividends	$40	$1,691
Preferred stock dividends	$162	$155
Preferred stock dividends paid	$214	$206
Conversion of debt into Series G preferred stock and warrants	$—	$30,592
Conversion of Series F perferred stock into common stock	$5	$—
Contingent common stock earn-out related to purchase of Turnpike Global Technologies	$—	$6,452
Issuance of shares for settlement of contingent earn-out	$2,390	$2,430
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
Revenue Recognition
Adoption of New Accounting Principles
In September 2009, the Financial Accounting Standards Board (FASB) amended the accounting standards related to revenue recognition for arrangements with multiple deliverables and arrangements that include software elements (new accounting principles). The new accounting principles permitted prospective or retrospective adoption. As such, the Company elected prospective adoption of Accounting Standards Update No. 2009-13, Revenue Recognition (Topic 605) Multiple-Deliverable Revenue Arrangements (ASU 2009-13) and Accounting Standards Update 2009-14, Software (Topic 985)—Certain Revenue Arrangements that Include Software Elements (ASU 2009-14) during the first quarter of fiscal 2011. ASU 2009-13 amended existing accounting guidance for revenue recognition for multiple-element arrangements. To the extent a deliverable within a multiple-element arrangement is not accounted for pursuant to other accounting standards, including ASC 985-605, Software-Revenue Recognition, ASU 2009-13 establishes a selling price hierarchy that allows for the use of an estimated selling price (ESP) to determine the allocation of arrangement consideration to a deliverable in a multiple element arrangement where neither vendor-specific objective evidence (VSOE) nor third-party evidence (TPE) is available for that deliverable. ASU 2009-14 modifies the scope of ASC 985-605 to exclude tangible products containing software components and nonsoftware components that function together to deliver the product’s essential functionality. In addition, ASU 2009-14 provides guidance on how a vendor should allocate arrangement consideration to nonsoftware and software deliverables in an arrangement where the vendor sells tangible products containing software components that are essential in delivering the tangible product’s functionality. The adoption of the above referenced guidance did not have a significant impact on the manner in which the Company recognizes revenue and is not expected to have any significant impact in the future.

Revenue Recognition
The Company derives its revenue from sales of (1) software, which includes monthly subscriptions from the XataNet and Xata Turnpike solutions, monthly fees from the MobileMax solution and activation fees; (2) hardware systems, which includes hardware with embedded software, warranty and repair revenue; and (3) services, which includes training, implementation, installation and professional service revenue.
The Company sells its products in two ways: direct sales and channel sales. The Company’s direct sales include sales of the Company’s solutions primarily to fleet operators and logistics providers. The Company’s channel sales are driven from Company personnel working in tandem with partners to sell the Company’s products to fleets of all sizes and types.
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
The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, and collection is probable. Product is considered delivered to the customer once it has been shipped and title and risk of loss has been transferred. For most of the Company’s hardware systems, software license and service sales, these criteria are met at the time the hardware system is shipped and/or the services are provided. The Company recognizes revenue from the sale of a hardware system and software bundled with the hardware system that is essential to the functionality of the hardware system in accordance with revenue recognition accounting guidance for arrangements with multiple deliverables. The Company recognizes revenue in accordance with industry specific software accounting guidance for the following types of sales transactions: (1) standalone sales of software products; and (2) sales of software bundled with a hardware system, which is not essential to the functionality of the hardware system.
The Company records deferred revenue when it receives payments in advance of the delivery of products or the performance of services. In addition, revenue from MobileMax product lines are deferred and recognized ratably over the term of the agreement in accordance with ASC 985-605, Software-Revenue Recognition, as discussed further below.
Revenue Recognition for Arrangements with Multiple Deliverables
For multi-element arrangements including tangible products that contain software essential to the tangible product’s functionality and undelivered software elements related to the tangible product’s essential software, the Company allocates revenue to all deliverables based on their relative selling prices. In such circumstances, the Company uses a hierarchy to determine the selling price to be used for allocating revenue to deliverables: (1) vendor-specific objective evidence of fair value, if available, (2) third-party evidence of selling price if VSOE is not available, and (3) best estimate of the selling price if neither VSOE nor TPE is available (a description as to how the Company determined VSOE, TPE and ESP is provided below). The Company limits the amount of revenue recognized for delivered elements to an amount that is not contingent upon future delivery of additional products or services or the meeting of any specified performance conditions.
To determine the selling price in multiple-element arrangements, the Company established VSOE of selling price using the price charged for a deliverable when sold separately and for software subscriptions, based on the renewal rates offered to customers. For nonsoftware multiple-element arrangements, TPE is established by evaluating similar and interchangeable competitor products or services in standalone arrangements with similarly situated customers. If the Company is unable to determine the selling price because VSOE or TPE doesn’t exist, ESP is determined for the purposes of allocating the arrangement by considering several external and internal factors including, but not limited to, pricing practices, margin objectives, competition, geographies in which the Company offers its products and services, internal costs and stage of the product lifecycle. The determination of ESP is made through consultation with and approval by management, taking into consideration the Company’s go-to-market strategy. As the Company’s competitors’ pricing and go-to-market strategies evolve, the Company may modify its pricing practices in the future, which could result in changes to the determination of VSOE, TPE and ESP. As a result, the Company’s future revenue recognition for multiple-element arrangements could differ materially from its results in the current period. Selling prices are analyzed on an annual basis or more frequently if significant fluctuations in the selling prices occur.
The Company has identified three deliverables in arrangements involving the sale of its XataNet and Xata Turnpike solutions including transactions which the customer purchases the Routetracker unit. The first deliverable is the hardware system, which includes the software that is essential to the functionality of the hardware system. The second deliverable is the monthly subscription that covers the communication charge related to the XataNet solution, hosting fees and continued support. The final deliverable includes certain services that may be requested by the customer. The Company has determined that each deliverable has stand alone value and the deliverables can be separated into multiple units of accounting. The Company has allocated revenue between the three deliverables using the relative selling price method based on the Company’s ESPs. Amounts allocated to the delivered hardware system and essential software are recognized at the time of sale provided the other conditions for revenue recognition have been met. Amounts allocated to subscription, hosting fees, and other continued support are recognized on a straight-line basis over the term of the agreement with the customer. Finally, amounts allocated to the services are recognized upon performance.
The Company’s process for determining its ESP considers multiple factors that may vary depending upon the unique facts and circumstances related to each deliverable. Key factors considered by the Company in developing the ESPs include prices charged by the Company for similar offerings, the Company’s historical pricing practices and the life cycle of the hardware system. The Company may also consider additional factors as appropriate, including the pricing of competitive alternatives if they exist, and product-specific business objectives.
Revenue Recognition for Software Products
The Company accounts for multiple element arrangements that consist only of software or software-related products, which include the Company’s MobileMax solution, its Xata Turnpike solution including transactions which the customer selects the no up-front cost option, which results in the Company providing a Routetracker unit for no initial charge, as well as its add-on product offerings, in accordance with industry specific accounting guidance for software and software-related transactions, ASU 985-605. For such transactions, revenue on arrangements that include multiple elements is allocated to each element based on the relative fair value of each element, and fair value is determined by VSOE. If the Company cannot objectively determine the fair value of any undelivered element included in such multiple-element arrangements, the Company defers revenue until all elements are delivered and services have been performed, or until fair value can objectively be determined for any remaining undelivered elements, the Company uses the residual method to recognize revenue. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is allocated to the delivered elements and is recognized as revenue.
Other Revenue Recognition Policies Applicable to Software and Nonsoftware Elements
Many of the Company’s software arrangements include services, such as implementation, installation, driver education and consulting services sold separately under engagement contracts and are included as a part of the Company’s services business. In certain instances, revenues from these arrangements are accounted for separately from new software revenues because the arrangements qualify as services transactions as defined in ASC 985-605. The more significant factors considered in determining whether the revenues should be accounted for separately include the nature of services (i.e. consideration of whether the services are essential to the functionality of the licensed product), degree of risk, availability of services from other vendors, timing of payments and impact of milestones or acceptance criteria on the realizability of the software license fee. Revenues for the aforementioned services are generally recognized as the services are performed. If there is a significant uncertainty about the project completion or receipt of payment for the consulting services, revenues are deferred until the uncertainty is sufficiently resolved.
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
Fair Value of Financial Instruments
The Company performs fair value measurements in accordance with the guidance provided by the FASB’s Accounting Standards Codification (ASC) 820, Fair Value Measurements and Disclosures. ASC 820 defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required to be recorded at their fair values, the Company considers the principal or most advantageous market to transact and considers assumptions that market participants would use when pricing the assets or liabilities, such as inherent risk, transfer restrictions, and risk of nonperformance.

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
Assets and Liabilities Measured at Fair Value
The Company has money market fund assets and a contingent earn out liability to non-accredited U.S. shareholders carried at fair value. The following paragraphs provide additional information regarding the valuation of the aforementioned balances, on a recurring basis as of June 30, 2011 and September 30, 2010:
Money market funds — The Company maintained money market funds, which are included in cash and cash equivalents on the consolidated balance sheets of $14.2 million and $13.0 million as of June 30, 2011 and September 30, 2010, respectively. The valuation techniques used to measure the fair values of the Company’s money market funds, that were classified as Level 1, were derived from quoted market prices as substantially all of these instruments have maturity dates (if any) within one year from the date of purchase and active markets for these instruments exist. There were no material transfers in or out of Level 1 during the nine months ended June 30, 2011.
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

Balance as of September 30, 2010	$181
Payments of earn out	(70)

Balance as of June 30, 2011	$111

Inventories
Inventories consist of finished goods which are stated at the lower of cost or market. Cost is determined using the average cost method, which approximates the first-in, first-out method.

Equipment, Leased Equipment and Leasehold Improvements
Equipment and leasehold improvements consist of (in thousands):

	June 30,	September 30,
	2011	2010
Office furniture and equipment	$9,164	$5,558
Leased equipment	5,070	2,959
Engineering and manufacturing equipment	902	919
Leasehold improvements	2,538	2,452

	17,674	11,888
Less: accumulated depreciation	(8,713)	(6,090)

Equipment and leasehold improvements, net	$8,961	$5,798

Depreciation expense included in selling, general and administrative expenses was approximately $0.6 million and $0.4 million for the three months ended June 30, 2011 and 2010, respectively, and was approximately $1.6 million and $1.1 million for the nine months ended June 30, 2011 and 2010, respectively. Depreciation on leased Xata Turnpike equipment is recorded as a cost of goods sold and was $0.4 million and $0.3 million for the three months ended June 30, 2011 and 2010, respectively, and $1.1 million and $0.7 million for the nine months ended June 30, 2011 and 2010, respectively.
Capitalized Software Development Costs
Hardware system development costs incurred after establishing technological feasibility are capitalized in accordance with ASC 350-40-35 — Internal-Use Computer Software Marketed Costs. Capitalized costs are amortized as a cost of goods sold beginning when the product is first released for sale to the general public. Amortization is computed using the ratio of current units sold to the total of current units sold and anticipated future unit sales of product utilizing the developed technology. As of June 30, 2011 and September 30, 2010, there was $0.4 million of capitalized development costs. Amortization of capitalized software is recorded as a cost of goods sold and was $6,600 and $8,700 for the three and nine months ended June 30, 2011, respectively.
Product development costs that do not meet the capitalization criteria of ASC 350-40-35 are charged to research and development expense as incurred.

Intangible Assets
Intangible assets subject to amortization were as follows as of June 30, 2011 (in thousands):

				Foreign
	Weighted			Currency
	Average Life		Accumulated	Translation
	(years)	Cost	Amortization	Adjustment	Net
Acquired customer contracts	7.8	$14,900	$(6,152)	$119	$8,867
Acquired technology	7.0	2,700	(639)	236	2,297
Reseller relationships	6.0	1,500	(414)	128	1,214
Trademark	10.0	900	(149)	81	832
Other intangibles	7.0	49	(24)	—	25

Total	7.7	$20,049	$(7,378)	$564	$13,235

Amortization expense included in selling, general and administrative expenses was approximately $0.6 million for each of the three months ended June 30, 2011 and 2010, and was approximately $1.7 million for each of the nine months ended June 30, 2011 and 2010, respectively. Amortization of acquired technology is recorded as a cost of goods sold and was $0.1 million and $0.1 million for the three months ended June 30, 2011 and 2010, respectively, and $0.3 million and $0.2 million for the nine months ended June 30, 2011 and 2010, respectively.
Future amortization expense, as of June 30, 2011, is expected to be as follows (in thousands):

Years ending September 30,
2011	$687
2012	2,749
2013	2,749
2014	2,749
2015	2,743
Thereafter	1,558

Total expected amortization expense	$13,235

Long-Lived Assets
The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss would be recognized when the sum of the undiscounted future net cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount.
The Company has identified the net losses recorded in the prior three quarters as an indicator of potential impairment. The Company has evaluated these assets for impairment and has determined no impairment exists at June 30, 2011.

Goodwill
The changes in the net carrying amount of goodwill for the nine months ended June 30, 2011 were as follows (in thousands):

Balance at September 30, 2010	$17,048
Foreign currency translation adjustment	863

Balance at June 30, 2011	$17,911

As of June 30, 2011, the Company had a goodwill balance of $17.9 million of which $13.7 million resulted from the Company’s acquisition of Turnpike on December 4, 2009.
In accordance with ASC 350-20 — Intangibles — Goodwill and Others, the Company is required to assess the carrying amount of its goodwill for impairment annually or more frequently if an event occurs indicating the potential for impairment. The Company has one operating and reporting unit that earns revenues, incurs expenses and makes available discrete financial information for review by the Company’s chief operating decision maker. Accordingly, the Company completes its goodwill impairment testing on this single reporting unit.
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
The Company has evaluated these assets for impairment and has determined no impairment exists at June 30, 2011.
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
At June 30, 2011 and September 30, 2010, the Company had accruals for product warranties of approximately $0.7 million and $1.0 million, respectively.
Shipping Costs
Shipping costs, which are classified as a component of cost of goods sold, were approximately $0.1 million for each of the three months ended June 30, 2011 and 2010. Shipping costs were approximately $0.3 million and $0.2 million for the nine months ended June 30, 2011 and 2010, respectively. Customer billings related to shipping and handling fees are reported as hardware systems revenue.

Advertising Costs
Advertising costs consist primarily of ad campaigns, catalog brochures, promotional items and trade show expenses and are expensed as incurred. Advertising costs, which are included in selling, general and administrative expenses, were $0.3 million for each of the three months ended June 30, 2011 and 2010. Advertising costs were $0.9 million and $0.8 million for the nine months ended June 30, 2011 and 2010, respectively.
Income Taxes
The Company accounts for income taxes following the provisions of ASC 740-10 — Income Taxes — Overall. ASC 740-10 requires that deferred income taxes be recognized for the future tax consequences associated with differences between the tax basis of assets and liabilities and their financial reporting amounts at each year end, based on enacted tax laws and statutory rates applicable to the periods in which the differences are expected to affect taxable earnings. Valuation allowances are established by the Company when necessary to reduce deferred tax assets to the amount more likely than not to be realized. The effect of changes in tax rates is recognized in the period in which the rate change occurs. An income tax benefit of $0.3 million was recorded for the three months and $0.5 million for the nine months ended June 30, 2011 to recognize tax benefits in Canada resulting from using net operating loss to offset the deferred tax liability.
Recently Issued Accounting Standards
Performing Step 2 of the Goodwill Impairment Test: In December 2010, the FASB issued ASU 2010-28, When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (Topic 350) — Intangibles — Goodwill and Other. ASU 2010-28 amends the criteria for performing Step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts and requires performing Step 2 if qualitative factors indicate that it is more likely than not that a goodwill impairment exists. The Company will adopt ASU 2010-28 in fiscal 2012 and any impairment to be recorded upon adoption will be recognized as an adjustment to beginning retained earnings. The Company is currently evaluating the impact of the pending adoption of ASU 2010-28 on the consolidated financial statements.
Disclosure Requirements Related to Fair Value Measurements: In May 2011, the FASB issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S GAAP and IFRSs, which provides guidance clarifying how to measure and disclose fair value. This guidance amends the application of the “highest and best use” concept to be used only in the measurement of fair value of nonfinancial assets, clarifies that the measurement of the fair value of equity-classified financial instruments should be performed from the perspective of a market participant who holds the instrument as an asset, clarifies that an entity that manages a group of financial assets and liabilities on the basis of its net risk exposure can measure those financial instruments on the basis of its net exposure to those risks, and clarifies when premiums and discounts should be taken into account when measuring fair value. The fair value disclosure requirements also were amended. The Company is currently evaluating the impact of the pending adoption of ASU 2011-04 on the consolidated financial statements.
Presentation of Comprehensive Income: In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income, which serves to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items that are recorded in other comprehensive income. The new accounting guidance requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. The provisions of this new guidance are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company is currently evaluating the impact of the pending adoption of ASU 2010-28 on the consolidated financial statements.

Note 2. Revenue and Cost of Goods Sold Information
The Company operates and manages the business as one reportable segment. Factors used to identify the single operating segment include the financial information available for evaluation by the chief operating decision maker in making decisions about how to allocate resources and assess performance. For the three and nine months ended June 30, 2011 and 2010, the Company reported the following revenues and related cost of goods sold by type (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Revenue:
Software	$11,381	$11,042	$34,102	$31,508
Hardware systems	4,875	5,362	11,507	17,142
Services	768	984	2,134	3,213
Other	—	566	—	1,719

Total revenue	$17,024	$17,954	$47,743	$53,582

	For the Three Months Ended		For the Nine Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Cost of goods sold:
Software	$2,878	$2,700	$8,348	$7,880
Hardware systems	5,305	5,004	12,515	16,541
Services	936	919	2,578	2,451
Other	—	289	(21)	797

Total cost of goods sold	$9,119	$8,912	$23,420	$27,669

Software revenue includes monthly subscriptions from XataNet and Xata Turnpike solutions, monthly fees from MobileMax solution and activation fees. Hardware systems revenue includes hardware, warranty and repair revenue. Services revenue includes training, implementation, installation, and professional service revenue.
Cost of software consists of communication, hosting costs, depreciation of Xata Turnpike units, and direct personnel costs related to network, infrastructure, as well as Xata Turnpike customer support. Cost of hardware systems consists of the direct product costs, warranty costs, product repair costs, and direct personnel costs related to XataNet and MobileMax technical support. Cost of services consists of third party vendor costs and direct costs related to service personnel.
Note 3. Stock-Based Compensation
In February 2007, the Company adopted the 2007 Long Term Incentive and Stock Option Plan (the 2007 Plan). The 2007 Plan permits the granting of “incentive stock options” meeting the requirements of Section 422 of the Internal Revenue Code of 1986, as amended and nonqualified options that do not meet the requirements of Section 422. Stock appreciation rights, restricted stock awards, and restricted stock units may also be granted under the 2007 Plan. A total of 500,000 shares of the Company’s common stock were originally reserved for issuance pursuant to equity awards under the 2007 Plan. Subsequently, 1,000,000 shares were approved for addition to the 2007 Plan at the 2009 Annual Shareholders Meeting. The 2007 Plan has an evergreen provision in which the maximum number of shares that may be issued under the 2007 Plan shall be cumulatively increased on January 1, 2008 and on each January 1 thereafter for nine years by the lesser of (i) 500,000 Common Shares, (ii) 3% of the Company’s outstanding Common Shares, on an as-converted basis, as of the preceding December 31 and (iii) a number of Common Shares determined by the Board or Committee. The Company has 727,078 shares authorized and available for future equity awards as of June 30, 2011.
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

	For the Three Months Ended		For the Nine Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Number of shares granted	164	9	921	468
Fair value per share	$0.90	$1.41	$1.18	$1.31
Risk-free interest rate	2.61%	3.07%	2.70%	3.06%
Expected volatility	41.57%	39.50%	41.33%	42.35%
Expected life (in years)	6.00	6.00	5.92	5.94
Dividend yield	—	—	—	—
The Company estimates the volatility of the common stock at the date of grant based on a historical volatility rate, consistent with ASC 718. The decision to use historical volatility was based upon the lack of traded common stock options. The expected term is estimated consistent with the simplified method, as identified in ASC 718-10 — Compensation — Stock Compensation — Overall, for share-based awards granted during fiscal 2011 and 2010. The simplified method calculates the expected term as the average of the vesting and contractual terms of the award. The risk-free interest rate assumption is based on observed interest rates appropriate for the term of the options. The Company uses historical data to estimate pre-vesting option forfeitures and records share-based compensation expense only for those awards that are expected to vest. The fair value of options are amortized over the vesting period of the awards utilizing a straight-line method.

The following table summarizes information relating to stock option activity for fiscal 2010 and for the nine month period ended June 30, 2011 (number of shares in thousands):

		Weighted
		Average
		Exercise
	Shares	Price
Options outstanding at September 30, 2009	1,905	$3.73
Granted	503	2.89
Exercised	(2)	2.00
Cancelled:
Expired	(25)	5.23
Forfeited	(154)	3.42

Options outstanding at September 30, 2010	2,227	3.55
Granted	921	2.71
Exercised	(18)	2.00
Cancelled:
Expired	(394)	4.02
Forfeited	(224)	2.64

Options outstanding at June 30, 2011	2,512	$3.25

There were 17,917 options exercised during the nine months ended June 30, 2011. Total intrinsic value of stock options exercised during the three and nine months ended June 30, 2011 was $9,900. There was no intrinsic value of the stock options outstanding and stock options outstanding and exercisable as of June 30, 2011.
Information regarding options outstanding and exercisable at June 30, 2011 is as follows (number of shares in thousands):

	Options Outstanding			Options Exercisable
		Weighted			Weighted
		Average	Weighted		Average	Weighted
		Remaining	Average		Remaining	Average
Range of	Number of	Contractual	Exercise	Number of	Contractual	Exercise
exercise price	Shares	Life (Years)	Price	Shares	Life (Years)	Price
$2.00 - $2.99	1,822	8.6	$2.59	660	7.7	$2.50
3.00 - 3.99	93	7.9	3.31	76	7.7	3.31
4.33 - 4.98	35	5.1	4.64	35	5.1	4.64
5.03 - 5.40	562	5.4	5.31	562	5.4	5.31

	2,512	7.8	$3.25	1,333	6.6	$3.79

As of June 30, 2011, there was approximately $1.1 million of total unrecognized compensation costs related to stock option awards. The Company will recognize this cost over the remaining vesting periods of these options. The weighted average period over which the costs will be recognized is 1.6 years.

Restricted Stock Awards
The Company grants restricted shares of common stock as part of its long-term incentive compensation to employees. Fair market values of restricted stock awards are determined based on the closing market price on the date of grant. Restricted stock awards vest over a period of one to three years and stock may be sold once vested. Restricted stock awards granted to directors vest immediately.
The following table summarizes information relating to restricted stock activity for fiscal 2010 and for the nine month period ended June 30, 2011 (number of shares in thousands):

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Restricted stock outstanding at September 30, 2009	156	$3.93
Granted	18	3.06
Vested	(92)	3.75
Forfeited	(4)	3.21

Restricted stock outstanding at September 30, 2010	78	3.96
Granted	35	2.85
Vested	(102)	3.42

Restricted stock outstanding at June 30, 2011	11	$5.40

The total fair value of shares vested was $13,500 and $0.1 million for of the three months ended June 30, 2011 and 2010, respectively. The total fair value of shares vested was $0.2 million and $0.3 million during the nine months ended June 30, 2011 and 2010, respectively. There were no restricted stock awards granted during the three months ended June 30, 2011 and 2010. The weighted average grant date fair value of restricted stock awards granted during the nine months ended June 30, 2011 and 2010 was $2.85 and $3.00, respectively.
At June 30, 2011, there was approximately $31,000 of total unrecognized compensation costs related to restricted stock awards. The Company will recognize this cost over the remaining vesting periods of these awards. The weighted average period over which the costs will be recognized is 0.9 years.
Restricted Stock Units
The Company currently grants restricted units of common stock as part of its long-term incentive compensation to employees. The fair value of restricted stock units is determined based on the closing market price of the Company’s stock on the date of grant. Restricted stock units vest over a period of three years for employees.

The following table summarizes information relating to restricted stock unit activity for fiscal 2010 and the nine month period ended June 30, 2011 (number of units in thousands):

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Restricted stock units outstanding at September 30, 2009	241	$2.00
Granted	174	2.87
Settled	(201)	2.20
Cancelled:
Forfeited	(29)	2.31

Restricted stock units outstanding at September 30, 2010	185	2.55
Granted	257	2.66
Settled	—	—
Cancelled:
Forfeited	(61)	2.58

Restricted stock units outstanding at June 30, 2011	381	$2.62

There were no restricted stock units vested during the three months ended June 30, 2011. The total fair value of restricted stock units vested during the nine months ended June 30, 2011 was approximately $5,600.
In February 2010, the Company had a change in control, as defined in the employee Restricted Stock Unit agreements, due to the issuance of the Series G preferred stock. This change in control was a triggering event for the acceleration of the vesting and settlement of a portion of the Company’s outstanding restricted stock units. As a result, the Company accelerated the related cost of $0.2 million during the quarter ended June 30, 2010.
At June 30, 2011, there was approximately $1.5 million of total unrecognized compensation costs related to restricted stock units. The Company will recognize this cost over the remaining vesting periods of these units. The weighted average period over which the costs will be recognized is 1.9 years.
Note 4. Commitments
Leases
The Company leases its offices, warehouse, and certain office equipment under noncancelable operating leases, which generally have escalating rentals over the term of the lease. The facility leases require that the Company pay a portion of the real estate taxes, maintenance, utilities and insurance.

Approximate future minimum rental commitments, excluding common area costs under these non-cancelable operating leases, as of June 30, 2011 are (in thousands):

Years ending September 30,
2011	174
2012	706
2013	685
2014	656
2015	233
Thereafter	59

Total	$2,513

Rental expense, including common area costs, was $0.3 million and $0.4 million for each of the three months ended June 30, 2011 and 2010. Rental expense, including common area costs, was $1.0 million and $1.2 million for the nine months ended June 30, 2011 and 2010, respectively. All rental expenses, including common area costs were included within selling, general and administrative expenses.
401(k) Plan
The Company has a 401(k) plan covering substantially all U.S. employees and the plan is operated on a calendar year basis. The Company provides an employer matching contribution equal to 50% of an employee’s contribution for employee deferrals of up to 6% of their compensation. Matching contributions were $0.1 million and $0.3 million for each of the three and nine months ended June 30, 2011 and 2010.
Purchase Commitments
From time to time in the ordinary course of the business the Company enters into purchase commitments for inventory, third party software licenses, etc. The Company evaluates these commitments on a quarterly basis to assure ourselves that all commitments made will be realized in the ordinary course of business given the terms of the commitment and that no event has occurred that has impaired such commitment. As of June 30, 2011 the Company believes that all commitments made will be achieved over the terms established.
Note 5. Financing Arrangements
Debt obligations consist of the following (in thousands):

	June 30,	September 30,
	2011	2010
Capitalized leases	$2,472	$1,143
Contingent earn out	111	181

Total debt obligations	2,583	1,324
Less current portion of debt obligations	1,338	839

Total debt obligations, net of current portion	$1,245	$485

In connection with the financing of the acquisition of GeoLogic Solutions, Inc., in January 2008, the Company entered into a three-year secured credit facility with Silicon Valley Bank (SVB) consisting of a $10.0 million revolving line of credit bearing interest at a floating rate equal to 0.5% over SVB’s Prime Rate. Also in connection with the acquisition of GeoLogic Solutions, Inc., the Company entered into a four year secured credit facility consisting of an $8.0 million term loan with Partner’s for Growth II, L.P. (“PFG”) bearing interest at a fixed rate of 14.5%, subject to adjustment under various circumstances. In the first quarter of fiscal 2010 both facilities were paid in full and subsequently canceled. Also, in the first quarter of fiscal 2010, the remaining unamortized balance of the related debt financing costs of $0.5 million was charged to interest expense on financing activities.
In connection with financing the acquisition of Turnpike in December 2009, the Company issued convertible debt totaling $30.2 million. On February 19, 2010, the convertible debt converted into 10,066,663 shares of Series G preferred stock and warrants to purchase 3,019,995 common shares. The convertible debt carried an interest rate of 14% per annum. The interest expense recorded for the nine months ended June 30, 2010 was approximately $0.9 million. The Company used proceeds of the convertible debt for the purchase of Turnpike, to pay off the term loan with PFG of $8.0 million and to pay a litigation settlement. The remaining proceeds are being utilized for working capital needs and future growth.
The value of common stock relating to the Turnpike acquisition and related contingent earn outs were treated as debt until shareholder approval was received on February 17, 2010. Subsequently, these amounts were reclassified as equity. These items were re-measured at their fair value at the end of each period and on the date of shareholder approval. There were approximately $0.4 million of remeasurement charges that were recorded for the nine months ended June 30, 2010. The portion of the earn-out to be settled in cash will continue to be re-measured at fair value at the end of each period until settlement.
In connection with the acquisition of Turnpike, the Company acquired a Master Lease Agreement with Buffalo City Center Leasing, LLC (“BCCL”) effective October 1, 2007 for financing of certain equipment used in the Turnpike product offerings. Leases under the Master Lease Agreement have a term of twenty seven months and effective interest rates of between 16.1% and 16.5% with monthly payments including principal and interest. The Master Lease Agreement expired on October 4, 2010. The Company entered into the First Amendment to the Master Lease Agreement (the Amendment) on January 7, 2011, which extended the term of the Master Lease Agreement through the end of the lease term of any equipment leased under the Master Lease Agreement. Effective June 17, 2011, the Company entered into a second Master Lease Agreement with BCCL for the financing of additional equipment used in the Turnpike product offerings. Leases under the second Master Lease Agreement have a term of twenty-one months and an effective interest rate of 14.3% with monthly payments including principal and interest. The second Master Lease Agreement extends for three years or through the end of the lease term of any equipment leased under the Master Lease Agreement.
The balance of the Company’s capital lease obligation with BCCL was $2.5 million at June 30, 2011.
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
In fiscal 2011 and 2010 the Company issued 84,216 and 80,946 shares, respectively, of Series B Preferred Stock to Trident for payment of accrued dividends. Based on the market value of the Company’s common stock on the date of the dividend payment, the payment of the dividend in additional shares of Series B Preferred Stock resulted in a non-cash dividend of $0.2 million in each of fiscal 2011 and 2010. There were 2,168,733 shares and 2,084,577 shares issued and outstanding at June 30, 2011 and September 30, 2010, respectively.
Series C
In August 2005, the Company’s Board of Directors authorized the sale of up to 1,400,000 shares of Series C Preferred Stock through a private placement. In September 2005, the Company sold 1,269,036 shares of Series C Preferred Stock for $5.0 million, or $3.94 per share. Each share of the Series C Preferred Stock is convertible into one share of the Company’s common stock. At June 30, 2011 and September 30, 2010, respectively, there were 1,269,036 shares issued and outstanding.
Series D
In May 2007, the Company’s Board of Directors authorized the sale of up to 1,600,000 shares of Series D Preferred Stock through a private placement. In June 2007, the Company sold 1,566,580 shares of Series D Preferred Stock for $6.0 million, or $3.83 per share. Each share of the Series D Preferred Stock is convertible into one share of the Company’s common stock. There were 1,566,580 shares issued and outstanding at June 30, 2011 and September 30, 2011, respectively.
Series E and Series F
In February 2009, the Company sold 1,355,857 shares of Series E Preferred Stock for $3.0 million, or $2.22 per share. Each share of the Series E Preferred Stock was converted into one share of the Series F Preferred Stock in April 2009 and the Certificate of Designation for the Series E Preferred Stock was cancelled. Each share of Series F Preferred Stock is convertible into one share of the Company’s common stock. In February 2011, 2,252 shares of Series F Preferred Stock were converted to common stock. At June 30, 2011 and September 30, 2010, respectively, there were 1,353,605 shares and 1,355,857 shares issued and outstanding.
Series G
In December 2009 in connection with financing the acquisition of Turnpike, the Company issued convertible debt totaling $30.2 million. The convertible debt was converted into 10,066,663 shares of Series G preferred stock at $3.00 per share on February 19, 2010, subsequent to shareholder approval. Each share of Series G Preferred Stock is convertible into one share of the Company’s common stock. There were 10,066,663 shares issued and outstanding at June 30, 2011 and September 30, 2011, respectively.

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
The following tables summarize information relating to stock warrants for fiscal 2010 and for the nine month period ended June 30, 2011 (number of warrants in thousands):

		Weighted	Weighted
		Average	Average
	Number of	Exercise	Remaining
	Warrants	Price	Life (years)
Warrants outstanding at September 30, 2009	1,941	$3.34	4.0
Granted	3,020
Cancelled	(10)

Warrants outstanding at September 30, 2010	4,951	3.13	5.1
Cancelled	(147)

Warrants outstanding at June 30, 2011	4,804	$3.14	4.5

Note 7. Net Loss Per Common Share
Basic (loss) income per common share is computed based on the weighted average number of common shares outstanding by dividing net (loss) income applicable to common shareholders by the weighted average number of common shares outstanding for the period. Generally, diluted net income per common share reflects the potential dilution that could occur if securities or other obligations to issue common stock such as options, restricted stock units, warrants or convertible preferred stock, were exercised or converted into common stock that then shared in the earnings of the Company. However, diluted net loss per common share is equal to basic net loss per common share for the three months ended June 30, 2011 and the nine months ended June 30, 2011 and 2010 because the effect of including such securities or obligations would have been antidilutive

Net (loss) income per common share is based on weighted average shares outstanding as summarized in the following table:

	Three months ended		Nine Months Ended
	2011	2010	2011	2010
Numerator:
Net (loss) income to common shareholders	$(468)	$551	$(1,370)	$(3,270)

Denominator:
Weighted average common shares — basic	10,667	9,718	10,427	9,170
Effect of preferred stock	—	16,316	—	—
Effect of dilutive options, RSUs, RSAs,	—	325	—	—

Weighted average common shares — diluted	10,667	26,359	10,427	9,170

Basic (loss) earnings per share	$(0.04)	$0.06	$(0.13)	$(0.36)
Diluted (loss) earnings per share	$(0.04)	$0.02	$(0.13)	$(0.36)
Potentially dilutive securities representing approximately 16.4 million shares of common stock outstanding for the three months ended June 30, 2011 were excluded from the computation of diluted earnings per share because their effect would have been antidilutive. In addition, approximately 16.4 million and 11.4 million shares of common stock outstanding for the nine months ended June 30, 2011 and 2010, respectively, were excluded from the computation of diluted earnings per share because their effect would have been antidilutive.

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
In December 2009, Xata acquired Turnpike Global Technologies, Inc. and Turnpike Global Technologies, LLC (combined Turnpike), a Personal Digital Assistant (PDA)-based fleet operations solution provider. Turnpike’s low-investment solution allows us to continue our growth strategy by expanding our addressable market to include any size fleet in North America and expanding into additional key vertical markets, such as Less Than Truckload (LTL), beverage and general freight.
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
Technology, People, Processes
Xata takes a three-prong approach to meeting its customer’s fleet management needs:
•	Technology. Xata provides a total fleet management solution, including software, hardware systems and services through the following solutions:
o	XataNet, our web-based, on-demand scalable software, includes a variety of web-based enterprise applications. XataNet provides critical real-time information about our customers’ fleets, allows for paperless driver logs and provides summary and granular reports on driver and vehicle performance. XataNet works with a variety of in-cab communications devices and can also integrate with back-office applications.

o	MobileMax helps for-hire trucking companies track and manage nearly every aspect of their fleets’ activities to help control costs and increase ROI. The MobileMax solution features Multi-Mode communication capabilities that automatically switch between land-based and satellite communications to take advantage of the cost-savings and reliability of both terrestrial and satellite communication. MobileMax integrates with dispatching and routing applications for a seamless flow of information.

o	Xata Turnpike has been recognized as one of the first solutions to fully automate, from end-to-end, the fuel and mileage tax process required by the International Fuel Tax Agreement (IFTA). Xata Turnpike interacts with various handheld devices using Bluetooth as a wireless in-cab communication medium. The information collected by Xata Turnpike is made available to the end-user via web-based reporting.
•	People. With employee expertise in safety, fleet management and technology, Xata is able to provide consultation services to help organizations implement best practices for fleet productivity and develop specific customer solutions and reporting requirements.

•	Processes. All Xata processes are designed to make managing fleets easier. Drawing on hundreds of successful implementations with a wide variety of fleets from multibillion-dollar organizations to small, single owner operations, Xata carefully plans each phase of the implementation and follows well established methodologies. The process begins with assessing our customers’ objectives. Then, we develop a detailed implementation schedule that includes all aspects of the project, from implementation to conversion, integration, training and problem solving.
Critical Accounting Policies
Our consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (GAAP) as set forth in the Financial Accounting Standards Board’s Accounting Standards Codification (ASC) and consider the various staff accounting bulletins and other applicable guidance issued by the SEC. GAAP, as set forth within the ASC, requires us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions upon which we rely, are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements as well as the reported amounts of revenues and expenses during the periods presented. To the extent there are material differences between these estimates, judgments or assumptions and actual results, our consolidated financial statements will be affected. The accounting policies that reflect our more significant estimates, judgments and assumptions and which we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:
•	Revenue Recognition

•	Allowance for Doubtful Accounts

•	Goodwill and Intangible Assets — Impairment Assessments

•	Product Warranties

•	Accounting for Income Taxes
In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application. There are also areas in which management’s judgment in selecting among available alternatives would not produce a materially different result. Our senior management has reviewed these critical accounting policies and related disclosures with the Audit Committee of the Board of Directors. There were no changes to the Company’s critical accounting policies during the third quarter of fiscal 2011. Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 2 of our Form 10-Q for the quarterly period ended December 31, 2010 and Part II, Item 7 of our Annual Report on Form 10-K for our fiscal year ended September 31, 2010 for a more complete discussion of our critical accounting policies and estimates.

Results of Operations for the three and nine months ended June 30, 2011 and 2010
The following table sets forth detail related to revenue, cost of goods sold, and gross margins:

	Three months ended June 30,		Nine Months Ended June 30,
(Dollar amounts in thousands)	2011	2010	2011	2010
Software
Revenue	$11,381	$11,042	$34,102	$31,508
Cost of goods sold	2,878	2,700	8,348	7,880

Gross margin	$8,507	$8,342	$25,758	$23,628
Gross margin %	74.7%	75.5%	75.5%	75.0%

Hardware systems
Revenue	$4,875	$5,362	$11,507	$17,142
Cost of goods sold	5,305	5,004	12,515	16,541

Gross margin	$(312)	$358	$(890)	$601
Gross margin %	(8.8%)	6.7%	(8.8%)	3.5%

Services
Revenue	$768	$984	$2,134	$3,213
Cost of goods sold	936	919	2,578	2,451

Gross margin	$(168)	$65	$(444)	$762
Gross margin %	(21.9%)	6.6%	(20.8%)	23.7%

Other
Revenue	$—	$566	$—	$1,719
Cost of goods sold	—	289	(21)	797

Gross margin	$—	$277	$21	$922
Gross margin %	0.0%	48.9%	0.0%	53.6%

Total
Revenue	$17,024	$17,954	$47,743	$53,582
Cost of goods sold	9,119	8,912	23,420	27,669

Gross margin	$8,027	$9,042	$24,445	$25,913
Gross margin %	46.4%	50.4%	50.9%	48.4%
Revenue
Total revenue decreased 5.2 percent to $17.0 million for the three months ended June 30, 2011 compared to $18.0 million for the same period in fiscal 2010. Total revenue decreased 10.9 percent to $47.7 million for the nine months ended June 30, 2011 compared to $53.6 million for the same period in fiscal 2010.
Software revenue, including monthly subscriptions from the XataNet and Xata Turnpike solutions, monthly fees from the MobileMax solution and activation fees increased 3.1 percent to $11.4 million for the three months ended June 30, 2011 compared to $11.0 million for the same period in fiscal 2010 driven by growth of 4.2 percent and 51.1 percent for XataNet and Xata Turnpike, respectively. Software revenue for the three months ended June 30, 2011 represented 66.9 percent of total revenue compared to 61.5 percent for the same period of fiscal 2010. For the nine months ended June 30, 2011, software revenue increased 8.2 percent to comprise 71.4 percent of total revenue compared to 58.8 percent of total revenue for the same period in fiscal 2010.

Hardware systems revenue, which includes hardware, warranty and repair revenue, decreased 9.1 percent to comprise 28.6 percent of total revenue for the three months ended June 30, 2011 compared to 29.9 percent for the same period in fiscal 2010. For the nine months ended June 30, 2011, hardware systems revenue decreased 32.9 percent to comprise 24.1 percent of total revenue compared to 32.0 percent for the same period in fiscal 2010. The decline in hardware systems revenue has been impacted by the transition to the next generation XataNet platform and continuing shift in the market to the Xata Turnpike solution.
Services revenue decreased 22.0 percent to comprise 4.5 percent of total revenue for the three months ended June 30, 2011 compared to 5.5 percent for the same period in fiscal 2010. Service revenue, which includes training, implementation, installation, and professional service revenue, was $2.1 million for the nine months ended June 30, 2011, which declined 33.6 percent compared to the same period in fiscal 2010 as a result of lower hardware systems activity.
Cost of Goods Sold and Gross Margin
Cost of software consists of communication, hosting costs, depreciation of Xata Turnpike RouteTracker units, and direct personnel costs related to network and infrastructure, as well as Xata Turnpike customer support. Cost of software increased 6.6 percent and 6.0 percent for the three and nine months ended June 30, 2011, respectively, compared to the same periods in fiscal 2010. Software gross margin decreased 0.8 percentage points and increased 0.5 percentage points for the three and nine months ended June 30, 2011, respectively, compared to the same periods in fiscal 2010. For the nine months ended June 30, 2011 the margin improvement was driven by the combination of an increased number of software subscriptions and continued reductions in communication costs.
Cost of hardware systems consists of the direct product costs, warranty costs, product repair costs, and direct personnel costs related to XataNet and MobileMax technical support. Cost of hardware systems increased 6.0 percent and decreased 24.4 percent for the three and nine months ended June 30, 2011, respectively, compared to the same periods in fiscal 2010. Hardware systems gross margins decreased 15.5 and 12.3 percentage points for the three and nine months ended June 30, 2011 compared to the same period in fiscal 2010 as a result of incremental hardware system costs associated with the initial rollout of the new XataNet platform and increased support and warranty costs as a percentage of revenue.
Cost of services consists of third party vendor costs and direct costs related to service personnel. Cost of services increased 1.8 percent and 5.2 percent for the three and nine months ended June 30, 2011, respectively, compared to the same periods in fiscal 2010. Service gross margins decreased 44.5 percentage points for the nine months ended June 30, 2011, compared to the same period in fiscal 2010. Service margins were impacted by a decrease in hardware systems activity and incremental costs associated with the initial rollout of the new XataNet platform.
Selling, General and Administrative Expenses
Selling, general and administrative expenses consist of employee salaries in our executive, sales, client management and administration functions, sales commissions, marketing and promotional expenses, administrative and facilities costs, and professional fees. Selling, general and administrative expenses for the three months ended June 30, 2011 were $5.8 million or 34.3 percent of revenue compared to $6.6 million or 36.9 percent of revenue for the same period in fiscal 2010. For the nine months ended June 30, 2011, selling, general and administrative expenses were $18.6 million or 39.0 percent of revenue compared to $19.7 million or 36.8 percent of revenue for the same period in fiscal 2010. For the nine months ended June 30, 2011 the decrease of $1.1 million compared to the prior reflects cost savings associated with the Turnpike acquisition.
Research & Development Expenses
Research and development expenses consist of employee salaries and expenses related to development of software and hardware systems. Research and development expenses were $2.7 million or 15.8 percent of revenue for the three months ended June 30, 2011 compared to $1.8 million or 9.8 percent of revenue for the comparable period in fiscal 2010. Research and development expenses were $7.2 million or 15.0 percent of revenue for the nine months ended June 30, 2011 compared to $4.7 million or 8.8 percent of revenue for the comparable period in fiscal 2010. The continued evolution of the compliance requirements facing the trucking industry warrant the Company’s additional investment in research and development in order to meet customers’ future needs.
Net Interest and Other Expense
Net interest and other expense was $0.1 million and $28,000 for the three months ended June 30, 2011 and 2010, respectively. Net interest and other expense was $0.3 million for the nine months ended June 30, 2011, a decrease of $0.1 million compared to $0.4 million for the comparable period in fiscal 2010. This decrease in net interest expense reflects lower debt levels following the accelerated payoff of certain debt facilities in February 2010.
Acquisition Related Costs
In connection with the acquisition of Turnpike, the Company incurred costs of $0.8 million for the nine months ended June 30, 2010. The Company expensed these costs as incurred as period costs. Similar charges were not incurred for the nine months ended June 30, 2011.
Interest Expense on Financing Activities
Interest expense on financing activities recorded for the nine months ended June 30, 2010 was approximately $1.4 million, which included interest related to the convertible debt of $0.9 million and the write off of the unamortized balance of prepaid financing fees of $0.5 million associated with the accelerated payoff of certain debt facilities. There was no interest expense on financing activities recorded for the nine months ended June 30, 2011.
Acquisition Related Interest and Mark to Market Expense
During the nine months ended June 30, 2010, the fair value of the common shares and contingent earn out were recorded as long term obligations and were re-measured at their fair value at the end of the period. Charges for this re-measurement were approximately $2,000 and $0.4 million for the three and nine months ended June 30, 2010, respectively. Similar charges were not incurred for the nine months ended June 30, 2011.
Income Taxes
An income tax benefit of $0.3 million was recorded for the three months and $0.5 million for the nine months ended June 30, 2011 to recognize tax benefits in Canada resulting from using net operating losses to offset the deferred tax liability. On a consolidated basis, the Company does not have objectively verifiable positive evidence of future taxable income and accordingly, we concluded that a valuation allowance is appropriate. Realization of deferred tax assets is dependent on future taxable income during the periods when deductible temporary differences and carryforwards are expected to be available to reduce taxable income. The amount of the net deferred tax asset considered realizable could be increased in the future if we return to profitability and actual future taxable income is higher than currently estimated. At September 30, 2010, we had federal net operating loss carryforwards of approximately $38.3 million.
Net Loss to Common Shareholders
The Company incurred net losses to common shareholders of $0.5 million and a net income of $0.6 million for the three months ended June 30, 2011 and 2010, respectively, and net loss of $1.4 million and $3.3 million for the nine months ended June 30, 2011 and 2010, respectively. Net loss to common shareholders reflect preferred stock dividends and preferred stock deemed dividends of $32,000 and $0.1 million for the three months ended June 30, 2011 and 2010, respectively, and $0.1 million and $1.8 million for the nine months ended June 30, 2011 and 2010, respectively.

Liquidity and Capital Resources
As of June 30, 2011, the Company held $15.2 million in cash and cash equivalents as compared to $13.4 million as of September 30, 2010. Our working capital, which is total current assets less total current liabilities, excluding the current portion of long-term obligations and deferred revenue and applicable deferred costs, remains strong at $16.7 million.
Operating activities provided cash of $4.9 million and $3.4 million during the nine months ended June 30, 2011 and 2010, respectively. Cash provided by operating activities increased by $1.5 million compared to the same period in fiscal 2010 due to positive changes in components of working capital, primarily a decrease in accounts receivable and an increase in accrued expenses.
Cash used in investing activities was $2.3 million and $2.0 million for the nine months ended June 30, 2011 and 2010, respectively, as the result of planned fixed asset expenditures. In fiscal 2010, the Company also invested $9.5 million in the acquisition of Turnpike.
Cash used by financing activities of $0.9 million for the nine months ended June 30, 2011 primarily reflected payments of capital lease obligations for Xata Turnpike RouteTracker units. Fiscal 2010 payments on long-term borrowing reflect capital lease payments of $0.3 million and the accelerated payoff of certain debt facilities and related charges of $8.3 million.
The Company believes our existing funds and vendor terms will provide adequate cash to fund operating needs for the foreseeable future. However, it may be necessary to obtain additional funding in order to execute our growth strategy.
Our Series B Preferred Stock prohibits payment of dividends to the holders of any other capital stock unless and until the Company has paid dividends accrued on the Series B Preferred Stock, which pays a cumulative dividend of 4% of the original issue price per annum (payable semi-annually) on each outstanding share of Series B Preferred Stock. At the option of the Series B Preferred Stock holders, such dividends are payable in additional shares of Series B Preferred Stock or cash. During the nine months ended June 30, 2011 and 2010, 84,000 and 81,000 shares, respectively, of Series B Preferred Stock have been issued for payment of accrued dividends.
Recently Issued Accounting Standards
See Note 1 in the Notes to Consolidated Financial Statements located in Part I, Item 1 of this Report.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures and Internal Control over Financial Reporting Evaluation of Disclosure Controls and Procedures and Internal Control over Financial Reporting
Our principal executive officer and principal financial officer, or persons performing similar functions, carried out an evaluation of the effectiveness, as of June 30, 2011, of the design and operation of our disclosure controls and procedures (as defined in Exchange Rule 13a-15(e)) and concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) accumulated and communicated to our principal executive officer and principal financial officer as appropriate to allow timely decisions regarding required disclosure.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     None
Item 3. Defaults Upon Senior Securities.
     None
Item 4. Reserved
Item 5. Other Information.
     None
Item 6. Exhibits.
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from Xata Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 are furnished herewith, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Operations for the three and nine months ended June 30, 2011 and 2010, (ii) the Consolidated Balance Sheets as of June 30, 2011 and September 30, 2010, (iii) the Consolidated Statements of Changes in Shareholders’ Equity for the nine months ended June 30, 2011 and the twelve months ended September 30, 2010, (iv) the Consolidated Statements of Cash Flows for the nine months ended June 30, 2011 and 2010, and (v) Notes to Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 5, 2011	Xata Corporation (Registrant)
	by:	/s/ Scott G. Christian
Scott G. Christian
Chief Financial Officer (Signing as Principal Financial and Accounting Officer, and as Authorized Signatory of Registrant)