Form 10-K
period 2011-09-30
XATA CORP /MN/
filed 2011-12-12
CIK 854398

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

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

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☐  Yes     ☒  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    ☐  Yes    ☒  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☐	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

As of March 31, 2011, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $16,950,000 based on the last transaction price as reported on the Nasdaq Capital Market on such date. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purposes.

The number of shares of common stock outstanding on December 1, 2011 was 10,681,573.

Items 10, 11, 12, 13 and 14 of Part III incorporate information by reference from the definitive proxy statement for the Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this report.

Forward Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which is subject to the “safe harbor” created by this legislation. The forward-looking statements regarding future events and the future results of Xata Corporation (“Xata” or “the Company” or “we” or “our” or “us”) are based on current expectations, estimates, forecasts and projections about the industries in which Xata operates and the beliefs and assumptions of the management of the Company. In some cases, forward-looking statements can be identified by terminology such as “believes,” “anticipates,” “expects,” “intends,” “targeted,” “should,” “potential,” “goals,” “strategy,” and similar terms and expressions. These forward-looking statements involve certain risks and uncertainties that could cause actual results, levels of activity, performance, achievements and events to differ materially from those implied by such forward-looking statements, but are not limited to those discussed in this Report under the section entitled “Risk Factors” and elsewhere, and in other reports Xata files with the Securities and Exchange Commission (“SEC”), including reports on Form 8-K and Form 10-Q. These forward-looking statements are made as of the date of this Annual Report on Form 10-K. We assume no obligation, to update these statements for any reason, including the occurrence of material events. The risks and uncertainties under the caption “Risk Factors” contained herein, among other things, should be considered in evaluating our prospects and future financial performance.

PART I

Item 1.	Business

Company Background

Xata Corporation and its wholly owned subsidiaries (collectively, “Xata” or “the Company” or “we” or “our” or “us”) is a leading provider of software-as-a-service (SaaS) solutions that focus on fleet optimization within the commercial trucking industry. The Company’s innovative technologies and value-added services enable customers to optimize the utilization of their assets and enhance the productivity of fleet operations across the entire supply chain, resulting in decreased costs, improved compliance with U.S. Department of Transportation (DOT) regulations and enhanced customer service.

Founded in 1985, Xata leverages its more than 25 years of experience developing solutions for commercial trucking fleets of all sizes ranging from large premier fleets to individual owner operators. During its history, Xata has remained steadfastly focused on providing its customers real-time data they can use to make better-informed decisions to improve their operations. Xata continues to be an industry innovator. As the first company to combine both driver and vehicle data with the power of mobile phones, we were the first in the industry to offer compliance applications on mobile devices.

As new technologies such as truck information networks, GPS and wireless communication have become more economical, Xata has leveraged those technologies to enhance its solutions. As a result, Xata’s customers now use its solutions to improve various aspects of fleet performance: dispatching and routing, driver and vehicle performance, fleet management reports and communication with drivers and customers.

In addition, the Company has completed several acquisitions as a way of expanding its offerings. Significant acquisitions include:

•

GeoLogic Solutions. In 2008, we completed the acquisition of GeoLogic Solutions, Inc. (“GeoLogic”). The acquisition of GeoLogic allowed Xata to expand further into the for-hire segment of the commercial trucking industry. Specifically, GeoLogic’s MobileMax solution provides wireless land-based cellular and satellite communication asset management solutions that are specifically designed to meet the needs of for-hire fleets.

•	Turnpike Global Technologies. In 2010, we acquired Turnpike Global Technologies, Inc. and Turnpike Global Technologies LLC (collectively, “Turnpike”). Turnpike enabled Xata to expand its addressable market to include fleets of all sizes ranging from large premier fleets to individual owner operators. This acquisition also enabled Xata to offer a low-cost, no upfront hardware cost solution that allows customers to use off-the-shelf cell phones, smart phones, tablet computers and rugged handhelds as driver displays and communications devices.

Target Markets

Xata’s customers include both private fleets and for-hire carriers with heavy-duty trucks in the U.S. and Canada. According to R. L. Polk & Co., a firm that monitors vehicle registrations, there were 12.6 million commercial vehicles in operation in North America in September 2011. Of these, 7.2 million are heavy-duty trucks, Class 6 through Class 8, a majority of which we believe would benefit from our fleet optimization solutions.

Industry

The commercial trucking industry is divided into two major categories: private fleets and for-hire carriers, both of which are served by Xata. Private fleets include distributors, manufacturers, wholesalers, retailers and other companies that transport their own goods using equipment they own or lease. For-hire carriers include truckload and less-than-truckload carriers whose primary business is the transportation of freight that belongs to others.

Commercial trucking fleets are characterized by considerable investment in equipment, high operating costs, significant annual mileage per vehicle and extensive federal and state compliance reporting requirements. Costs for equipment, drivers, fuel, insurance, maintenance and support personnel make the efficient operation of each vehicle an essential and complex part of fleet management. Accordingly, accurate and timely data collection and analysis enables managers of such fleets to utilize assets efficiently, thereby by reducing operating costs, improving delivery times and maintaining regulatory compliance. For this reason, the Company believes there is, and will continue to be, significant demand in the commercial trucking industry for fleet management systems, principally because the use of this technology enables fleet operators to reduce expenses, maintain compliance standards and improve customer service.

The Company believes the following trends continue to affect the commercial trucking industry, resulting in increasing competitive pressures and greater demand for real-time information technology:

Increased Regulations: Fleets today are in a shifting regulatory environment

•

Activation of Compliance, Safety, and Accountability Program. The Department of Transportation (DOT) Federal Motor Carrier Safety Administration’s (FMCSA) Compliance, Safety, and Accountability (CSA) program is now active for all companies that have a DOT number. According to the FMCSA’s CSA database, over 59,000 companies representing more than 900,000 trucks had an Alert Status from the FMCSA’s CSA program as of October 2011. All fleets with Alert Status are required by the FMCSA, state enforcement partners and industry participants such as shippers and insurance companies to maintain high safety scores.

•

Hours of Service regulations. The FMCSA sent proposed changes to the Hours of Service (HOS) regulations to the Office of Management and Budget on November 1, 2011. These changes may reduce driving hours, change current reset procedures and add mandatory breaks for truck drivers. Any of these or other changes to the current HOS regulations will have a major impact on all fleets, which will, in turn, drive a need for increased efficiency. Xata’s focus on electronic driver logs using e-logging technology will enable fleets to track hours when these rules are released.

•

Potential for an Electronic On-Board Recorder mandate. The FMCSA issued a Notice for Proposed Rulemaking that would mandate the use of Electronic On-Board Recorders (EOBRs) for all companies required to file a Record of Duty Status (RODS). The FMCSA estimates that

3.6 million trucks and more than 4.0 million drivers are required to file a RODS, all of which would fall under the potential EOBR mandate. The current market adoption of EOBRs is estimated to be less than 10.0 percent.

•

International Fuel Tax Agreement (IFTA). Jurisdictions require trucks to pay fuel taxes based on the amount of fuel consumed in their jurisdiction. To comply with these regulations, drivers must record border crossing and fuel purchase information. Many long haul vehicles cross numerous borders each week, resulting in significant paperwork for the driver, the clerical staff of the carrier and the processor of the carrier’s fuel tax returns. In order to comply with these requirements, fleets must maintain records at their home base, as well as at the carrier’s headquarters. These records must be readily available for regulators to review fuel tax compliance. Our solutions are designed to automate compliance with each of these regulatory requirements.

The need for efficient operations

•

Fuel prices. Fuel costs rank in the top three expenses for commercial trucking fleets. The U.S. Department of Energy estimates that on-highway diesel fuel retail prices will increase more than 3.5 percent from 2011 to 2012.

•

The cost of labor. As stated in the American Transportation Research Institute’s (ATRI) Analysis of the Operational Costs of Trucking 2011 Update, the average cost per mile for labor and benefits has increased $0.02 per mile, from $0.53 in 2009 to $0.55 in 2010. As a result, fleet managers are looking to optimize the time spent by all members of the supply chain, with a specific focus on drivers. Legal constraints on the number of hours available per day per driver serves as a primary area of focus as efficient drivers are able to deliver to additional stops or log additional miles per day.

•

Optimizing workflow and information. Trucking assets are expensive to buy and maintain, and fleets often have trouble understanding the ideal mix of personnel and equipment for proper utilization. In order to do this, fleet managers need to know the exact location of their vehicles, the status of their deliveries and the hours of service available to their drivers.

•

Extending information to multiple parties. Companies are utilizing third-party fleets and contractors as capacity needs grow. As a result, companies need centralized reporting of information such as available hours of service or location-based data. Therefore, many commercial trucking fleets have and are continuing to invest heavily in technology such as onboard computers, handheld devices, smart phones and enterprise software solutions. It is imperative that these solutions work in a cohesive, cost-effective manner.

The commercial trucking industry is in a period of modest recovery, but faced with operational challenges

•

Driver shortage. The commercial trucking industry is facing an unprecedented shortage of drivers. Largely ignored during the recession, this labor shortage is becoming a limiting factor for many fleets, especially as business picks up. ATRI estimates that there will be a shortage of up to 300,000 drivers in fiscal 2012. As a result, commercial trucking fleets are spending significant resources to identify and retain the right drivers.

•

Safe driving. Fleets have a responsibility to provide a safe driving environment for their employees and all drivers on the road. This focus on safe driving is being enforced by stricter FMCSA regulations. These regulations require fleets to be even more careful about who they hire because fleets cannot afford violations or crashes, which could result in financial penalties, increased insurance premiums and the potential for sizable liability payments.

•

Environmental awareness. The commercial trucking industry is beginning to feel pressure to reduce their environmental impact. Specifically, they have been tasked with decreasing their overall carbon footprint.

Business Strategy

In response to the current trends affecting the commercial trucking industry, Xata is committed to leading the mobile revolution that is transforming the industry and the driver experience. To do so, the Company has focused its business strategy on the following three key elements:

•

Making compliance a reality. We plan to continue to define, develop and introduce new solutions and enhance existing solutions that allow our customers to comply with the numerous regulations governing the commercial trucking industry.

•

Maximizing efficiency. We seek to provide web-based, on-demand scalable solutions and expand our current alliances to allow fleet managers increased ability to control costs and maximize both driver and vehicle performance.

•

Making trucking easier for the driver. We are focused on delivering solutions that minimize the cost and effort of capturing data, thereby allowing our customers to better utilize its personnel and equipment.

Solutions

Xata provides total fleet optimization solutions, including hardware systems, software subscriptions, and services, as applicable. The Company’s solutions are designed to give our customers critical real-time information about their fleets to assist fleet managers in increasing operational efficiency and ensuring regulatory compliance.

The Company’s XataNet and Xata Turnpike solutions are both SaaS solutions for which customers pay a per-subscriber monthly fee. This fee entitles them to access their fleet data at any time via the Internet. MobileMax is a customer-hosted solution whose software revenue is derived from monthly per-truck service fees.

XataNet

XataNet integrates mobile technology, driver displays and cost-effective communications with a suite of powerful, web-based applications delivered on-demand via the Internet. XataNet combines the data generated within the truck, as well as data received wirelessly, into a web-based user interface, enabling fleet managers to control costs, meet compliance regulations and maximize driver and vehicle performance through the following functionality:

•	Automates driver logs and state fuel tax reporting.

•	Generates comprehensive driver and vehicle performance reporting.

•	Provides real-time asset tracking, route management, trip optimization and stop activity reporting.

•	Allows mobile two-way messaging and real-time vehicle location.

•	Offers engine diagnostic and accident data capture.

Xata Turnpike

Xata Turnpike is a web-based fleet optimization solution that enables Xata to serve any size fleet that requires a simple, low-cost, no upfront hardware cost solution. Unlike most onboard fleet management systems that utilize an expensive, in-cab system dependent on a cellular or satellite communication platform to transmit data, Xata Turnpike transmits data via Bluetooth to a handset or tablet-based communication device that then sends the data to a Xata Turnpike portal which customers can access to view, sort and analyze their data. By utilizing off-the-shelf cell phones, smart phones, tablet computers and rugged handhelds as driver displays and communications devices, the majority of the traditional upfront hardware costs are eliminated.

MobileMax

MobileMax is a wireless land-based cellular and satellite communication asset management solution specifically designed to meet the needs of the for-hire market. Using multi-mode communication capabilities that automatically switch between land-based and satellite communications, MobileMax provides real-time communication and tracking capabilities, records state-line crossings, monitors driver and vehicle performance and alerts companies of driver arrival and departure information from geofenced locations. Performance reporting and electronic driver logs are also available to MobileMax customers.

Services

In addition to the solutions discussed above, Xata offers an array of professional IT and consulting services, including solution installation and implementation, driver and back-office training, best-practice-operations consulting and custom report building.

Customers

Our customers include some of the best-known names in the commercial trucking industry, as well as individual owner operators. They include truckload and less-than-truckload carriers serving a wide range of industries.

The Company sells large orders to individual fleets and may be dependent upon a few major customers each year whose volume of purchases is significantly greater than that of other customers. During fiscal 2011, no single customer accounted for 10.0 percent or more of the Company’s total revenues. However, one customer accounted for 14.1 percent of the Company’s total revenue in fiscal 2010.

Sales and Marketing

We sell our solutions using two methods: direct sales and channel sales.

Direct Sales

Our direct sales force includes national and regional sales account executives who sell our fleet management solutions primarily to fleet operators and logistics providers. Our national sales executives are supported by sales consultants, as well as by client management and professional services departments. All members of these departments are professionals with a strong working knowledge of our solutions, as well as in-depth knowledge of the commercial trucking industry and related compliance regulations. All members also have experience integrating our solutions with various aspects of fleet operations. We believe the level of service we provide to our customers is unique in the industry and a key competitive advantage in securing new customers and retaining existing ones.

Channel Sales

We work closely with Sprint, AT&T, Verizon Wireless, Rogers Communications and other communication providers to sell our products to fleets of all sizes and types. Our channel sales force includes regional and channel sales account executives who work in tandem with partner sales executives to sell our Xata Turnpike solution.

We believe the use of direct and channel sales forces in conjunction with communication providers and other partners provides us the ability to align our sales effort to secure fleets of all sizes, from large, fully integrated fleets with complex needs to individual owner operators needing only a compliance solution. In addition, we focus our direct and channel sales forces, and our marketing efforts, on companies operating fleets of all sizes within vertical markets that have experienced significant benefits from our solutions. These vertical markets include food distribution, petroleum production and marketing, manufacturing and retail/wholesale delivery.

We also use a combination of integrated marketing activities, including traditional advertising, social media, trade shows and web-based campaigns, to gain exposure and build awareness within our target markets. We promote Xata and exhibit our products at selected industry conferences, and we actively pursue speaking opportunities at industry trade shows and association forums for our executives and managers, as well as for customers who have used our solutions to gain efficiencies in their fleet operations.

Competition

Competition in the fleet management and electronic logging space is highly fragmented with providers offering products ranging in sophistication and cost from basic EOBRs to advanced mobile satellite communication and information systems. Xata’s competitive position depends on a number of factors, including the price, quality and performance of our solutions; the quality of our customer service; and the ability of our new and existing solutions to meet compliance requirements and be compatible with solutions provided by others in the industry.

Xata differentiates itself in the marketplace by offering a full suite of solutions that address all types and sizes of fleets, utilization of off-the-shelf consumer grade devices, distribution through communication providers and a long-standing customer base utilizing electronic logging solutions.

Key Alliances and Relationships

Xata has and continues to establish alliances with key partners with the intent of selling, distributing and enhancing solutions. These alliances enable Xata to produce a whole product solution across the commercial trucking industry while increasing access to potential new customers. Relationships include:

Communication Providers

Xata has established relationships with Sprint, AT&T, Verizon Wireless and Rogers Communications enabling these providers to sell Xata Turnpike directly to their customers. By partnering with these carriers, Xata has access to a distributed sales force that can reach fleets of all sizes across various vertical markets.

Xata also utilizes Sprint, AT&T, Orbcomm and Mobile Satellite Ventures to provide wireless connectivity between subscribers and the XataNet and MobileMax host systems.

Manufacturers

Xata has relationships with several manufacturing partners to provide the hardware components that are required for our solutions. All of Xata’s manufacturing partners have entered into confidentiality agreements with respect to our proprietary technology. Xata has achieved the highest level of partnership status with Intermec Technologies Corporation and Motorola Solutions based on providing solutions that utilize their rugged handheld devices, which customers integrate with a Xata solution.

Third-Party Relationships

In general, Xata seeks reseller relationships with third-party providers to extend the benefits of solutions throughout the customer’s supply chain.

Xata has, and will continue, to partner with a number of Independent Software Vendors (ISVs) including, among others, Airclic, Apacheta Corporation and Cheetah Software Solutions. These software providers enhance customer mobile workflow solutions, including proof of delivery (POD) functionality. By partnering with these ISVs, Xata is able to empower these solutions with a suite of compliance applications and application programming interfaces (APIs), including electronic driver logs, IFTA filing services and electronic driver vehicle inspection reports (DVIRs). These third-party relationships also open up markets that have already installed these solutions and are looking to add compliance solutions without significant upfront capital costs.

Xata also maintains reseller relationships with companies that provide a variety of applications that can be integrated with Xata’s solutions to provide our target market with an expanded solution, including dispatch, routing, trailer tracking and temperature tracking. These companies include ALK Technologies, SpeedGauge, SkyBitz and ZoomSafer.

Intellectual Property

Xata owns a portfolio of registered trademarks, trade names and licenses, including Xata®, XataNet®, Xata Turnpike® and MobileMaxTM. All of the Company’s software programs and report and screen formats are also protected under U.S. copyright laws. In addition, Xata owns several design patents relating to its fleet management solutions. These proprietary properties, in aggregate, constitute a valuable asset, although the Company also believes that its business is not dependent upon any single proprietary property or any particular group of proprietary properties.

Research and Development

In fiscal 2011 and 2010, we spent $11.1 million and $6.5 million, respectively, on research and development activities. We concentrate our research and development activities on the development of new solutions and additional functionality on existing solutions in order to meet our customers’ current and anticipated future needs. To enhance our existing solutions and to introduce new solutions to our existing and potential customers, we focus on the following key areas:

•

SaaS Infrastructure. We continue to improve our SaaS infrastructure to meet the increasing needs of our expanding customer base and the associated increase in transactions. We also monitor and analyze our infrastructure’s capacity and ability to meet the service level requirements of our customers.

•	Application Software. We continue to expand our software applications by enhancing current offerings, adding functionality and integrating with additional third-party solutions.

•	Mobile Application Development and Certification. We continue to develop mobile applications and certify new devices for our mobile application platforms.

Employees

Xata had a total of 210 full-time employees as of September 30, 2011. These employees, none of whom is represented by unions, work in a variety of functions, including sales and marketing, research and development, finance, human resources, customer service and support, purchasing and warehousing.

Item 1A. Risk Factors

We do not have a long or stable history of profitable operations.

The Company’s net losses to common shareholders for fiscal years 2011 and 2010 were $3.0 million and $3.2 million, respectively. The respective fiscal years’ net losses were $2.8 million and $1.3 million. Included in results for fiscal 2010 was a $1.7 million of beneficial conversion charges, which increased net losses to common shareholders.

Our existing customers might cancel or fail to renew contracts or fail to purchase additional services or products.

Certain of the Company’s large customers that generate significant revenues may cancel or not renew their contracts potentially causing a significant impact on our business. In fiscal 2011, 24.5 percent of our revenue was generated by our top five customers. As we continue to grow our existing customer base, this risk will lessen, but until such time, we remain dependent on our installed customer base for our recurring revenues, which is a significant portion of our overall revenue. If our customers cancel or fail to renew their existing contracts or fail to purchase additional services or products, then revenues could decrease and our operating results could be adversely affected.

Our market is highly competitive and is subject to revenue fluctuations.

Our market is highly competitive, and we expect that both direct and indirect competition will increase in the future. Our overall competitive position depends on a number of factors, including the price, quality and performance of our solutions; our quality of customer service; the development of new technology; and the ability of our new and existing solutions to be compatible with products and services provided by others in the industry. Within our market, we encounter direct competition from a variety of companies that offer competitive solutions ranging in sophistication and cost from basic onboard recorders to advanced mobile satellite communication and information systems. Competition in the future may, in some cases, result in price reductions, reduced margins or loss of market share, any of which could decrease our revenue and growth rates, or impair our operating results and financial condition. We believe that our future ability to compete successfully against existing and additional competitors will depend largely on our ability to execute our strategy to provide software solutions with significantly differentiated features compared to currently available solutions. We may not be able to implement this strategy successfully, and our solutions may not be competitive with other technologies or products that may be developed by our competitors, some of which have significantly greater financial, technical, manufacturing, marketing, sales and other resources than we do.

We have a limited number of products, and those products are concentrated in one industry.

Although our solutions have potential applications in a number of industries, to date we have targeted only the commercial trucking industry. If this market segment experiences a downturn that decreases our sales, the development of new solutions and markets could require significant time and substantial funding. In addition, our future revenue stream depends, to a large degree, on our ability to bring new solutions to market on a timely basis. We must continue to make significant investments in research and development in order to continue to develop new solutions, enhance existing solutions and achieve market acceptance of such solutions. We may incur problems in the future in innovating and introducing new solutions. Our development-stage solutions may not be successfully developed or, if developed, may not achieve significant customer acceptance. The timely availability of these solutions in volume and their acceptance by customers are important to our future success. If we are unable to successfully define, develop and introduce compelling new solutions, if other companies develop similar solutions or if we do not enhance existing solutions, our number of customers may not grow as anticipated or may decline, which would adversely affect future results of operations.

We are dependent on key software development firms and contract manufacturers.

We rely on software development firms and contract manufacturers that are critical to our success. The Company’s continued growth could place an increasing strain on these vendors and the loss of a key software development firm or contract manufacturer in a period of rapid growth could adversely affect our financial condition and operating results.

During the ordinary course of business, we make purchase commitments with our contract manufacturers based on our foreseeable hardware component needs. Given the uncertain business environment and rapidly changing technology, we may recognize additional costs for hardware components we are unable to realize the full value of.

In addition, our current reliance on specific or a limited group of software development firms and contract manufacturers involves risks, including a potential inability to obtain an adequate supply of required components, reduced control over pricing and delivery schedules, discontinuation of certain components and economic conditions that may adversely impact the viability of our software development firms and contract manufacturers. This situation may be exacerbated during any period of economic recovery or by an increased competitive environment. Any inability to obtain adequate deliveries of necessary components or any other circumstance that would require us to seek alternative sources of supply or to manufacture, assemble and/or test such components internally could significantly delay our ability to ship our hardware systems, which could, in turn, damage relationships with current and prospective customers and harm our reputation and brand, as well as future results from operations.

We are dependent on proprietary technology.

Our success is heavily dependent upon proprietary technology. We have been issued patents by the United States Patent and Trademark Office that cover certain aspects of our technology and processes and have recently applied for several software-related patents. We rely on a combination of copyright, trademark and trade secret laws, confidentiality procedures and contractual provisions to protect our proprietary rights. These measures afford us only limited protection. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our systems or obtain and use information that we regard as proprietary, or our competitors may independently develop similar technology. Either of these events could adversely affect us.

We depend on wireless communication networks owned and controlled by others.

Our solutions are dependent on continued access to wireless communication networks with sufficient capacity. Our ability to grow and achieve profitability depends on the ability of these satellite and digital cellular wireless carriers (collectively, “wireless communication networks”) to provide sufficient network capacity, reliability and security to our customers. Even where wireless communication networks provide coverage to entire regions, there are occasional lapses in coverage. An inability by wireless communication networks to provide uninterrupted coverage with sufficient capacity to capture and transmit data could make our services less reliable and less useful, which could have a material adverse effect on our business, results of operations and financial condition. In addition, our financial condition could be seriously harmed if the wireless communication networks we rely on were to increase the price of their services or suffer operational or technical failures.

Our solutions may quickly become obsolete.

Our solutions utilize proprietary software, onboard computer gateways and touch-screen displays. Although we believe our proprietary software delivers more of the value of our solutions than the hardware system on which the software operates, without continued improvements in our hardware systems, our technology, including our software, may be rendered obsolete. The field of technology is constantly undergoing rapid change, and we may not be able to react or adapt as quickly as necessary. Moreover, development by our competitors could make our solutions and services less competitive or obsolete.

We believe that advancements in hardware systems and communication technology provide opportunities for us to form alliances with companies offering products complementary to our solutions, but we cannot assure that we can form alliances with such companies or that any such alliance will be successful. Our success depends, in large part, on our ability to anticipate changes in technology and industry requirements, and develop and introduce new features and enhancements to our solutions on a timely basis. If we are unable to do so for technological or other reasons, or if new features or enhancements do not achieve market acceptance, our business, operating results and financial condition could be materially and adversely affected.

The commercial trucking industry is subject to significant and increasing regulations that could affect our product offerings.

The commercial trucking industry is subject to numerous regulations that place mandates on many aspects of the businesses operating in this industry, including the collection and maintenance of data, operational and safety requirements of products and methods of reporting driver and vehicle information. If new regulations are created that make our solutions less valuable or unauthorized, we could damage relationships with current customers and lose prospective customers. In addition, an inability to offer compliant solutions cost effectively could harm our reputation and brand, adversely impact our operating results and may require us to spend additional capital to gain compliance.

Third parties may claim we infringe on their intellectual property rights.

Many participants in the technology industry, as well as third parties that have obtained patent rights, have regularly demonstrated a readiness to take legal action based on allegations of patent and other intellectual property infringement. Accordingly, we may be subject to claims that our solutions infringe on the intellectual property rights of others. Any such claim, whether valid or not, could become a significant expense. Any such litigation could require us to incur substantial costs and divert significant valuable resources, including the efforts of our technical and management personnel, which could harm the results of our operations and our financial condition. Specifically, such claims or litigations could require us to stop selling the affected solutions, redesign those solutions to avoid infringement or obtain a license, all of which could be costly and harmful to our business. In addition, if claims are brought against our customer for infringement relating to our solutions, we may incur costs indemnifying our customers and our relationships with our customers may be harmed. The Company is currently named as one of many defendants in a patent infringement lawsuit as further discussed under “Legal Proceedings” Part I Item 3 below.

John Deere Special Technologies Group, Inc. (“JDSTG”), entities affiliated with Technology Crossover Management VII, Ltd. (collectively, “TCV”), and entities affiliated with Trident Capital Management–V, LLC (collectively, “Trident Capital”) are represented on our Board of Directors and, individually and collectively, own enough capital stock to exert significant influence over Xata.

As of December 1, 2011, JDSTG was the record holder of 2,144,060 shares of our common stock. Under the terms of a Stock Purchase Agreement between Xata and JDSTG, as amended, JDSTG has certain rights with respect to corporate actions, including the right to nominate and replace up to three members of our Board of Directors.

As of December 1, 2011, TCV held a substantial portion of our outstanding shares of Series G Preferred Stock, representing the right to vote 11,954,266 shares of our common stock on an as-converted basis. Under the terms of our Certificate of Designation of Preferences of Series G Preferred Stock, TCV (as the majority holder of our outstanding Series G Preferred Stock) has the right to nominate, replace and vote as a separate class with respect to a member of our Board of Directors. In addition, Trident Capital has certain rights of first refusal on certain new equity issuances by us, which is intended to provide Trident with an opportunity to maintain its current ownership. A Voting Agreement among us, TCV and JDSTG is in place to further support certain of TCV’s rights.

As of December 1, 2011, Trident Capital held all of our outstanding shares of Series B, Series C and Series D Preferred Stock and portions of our outstanding shares of Series F and Series G Preferred Stock, representing the right to vote 8,358,754 shares of our commons stock on an as-converted basis. Under the terms of our Certificate of Designation of Preferences of Series B Preferred Stock, Trident Capital (as the sole holder of our outstanding shares of Series B Preferred Stock), has the right to nominate, replace and vote as a separate class with respect to up to two members of our Board of Directors. In addition, Trident Capital has certain rights of first refusal on certain new equity issuances by us, which is intended to provide Trident Capital with an opportunity to maintain its current ownership. An Amended and Restated Voting Agreement among us, JDSTG and Trident Capital is in place to further support certain of Trident Capital’s rights.

The beneficial ownership and additional rights held by JDSTG, TCV and Trident Capital enables these shareholders, both individually and collectively, to exercise significant influence over the Company.

We may need additional capital.

If we do not generate anticipated cash flow to support our anticipated growth, our predictions regarding cash needs may prove inaccurate, and we may require additional financing. During fiscal 2010, the Company raised $30.2 million in convertible debt, which was used to finance the purchase of Turnpike and to pay the outstanding balance of its revolving line of credit and term loan and a litigation settlement. Subsequent to shareholder approval in February 2010, Xata’s convertible debt was converted into shares of Series G Preferred Stock. If we require additional financing and we are unable to obtain such financing on favorable terms, our financial condition and results of operations may be materially and adversely affected.

If our common share price decreases to a level such that the fair value of our net assets is less than the carrying value of our net assets, we may be required to record additional significant non-cash charges associated with goodwill impairment.

We account for goodwill in accordance with Accounting Standards Codification (ASC) 350-20, Intangibles – Goodwill and Others (ASC 350-20). ASC 350-20, among other things, requires that goodwill be tested for impairment at least annually. We have designated July 1 as the date for our annual impairment test. Although the results of our testing on July 1, 2011, indicated no evidence of impairment, we are aware that a continued decline in our stock price may result in the value of net assets, determined by the Company’s market capitalization, being less than the carrying value, at which point we will need to assess whether the stock price continues to be a relevant factor in determining the fair value of the Company or whether we will need to recognize goodwill impairment losses in our future results of operations. This could impair our ability to achieve or maintain profitability in the future.

Fair value assessments of our identifiable intangible assets required by U.S. generally accepted accounting principles (GAAP) may require us to record significant non-cash charges associated with intangible asset impairment.

Significant portions of our assets are identifiable intangible assets relating to customer relationships and technology. We amortize these assets on a straight-line basis over their estimated lives. We review the carrying value of these assets whenever events or changes in circumstances indicate that the carrying value of the asset or asset group may not be recoverable in accordance with ASC 360-10, Property, Plant and Equipment – Overall (ASC 360-10). The assessment of possible impairment is based on the Company’s ability to recover the carrying value of the asset or asset group from the expected future pre-tax cash flows (undiscounted and without interest charges) of the related operations. If these cash flows are less than the carrying value of such asset or asset group, an impairment loss is recognized for the difference between estimated fair value and carrying value. Future fair value assessments of our identifiable intangible assets may require impairment charges to be recorded in the results of operations for future periods. This could impair our ability to achieve or maintain profitability in the future.

Our common stock could be delisted due to failure to satisfy a continued listing rule or standard.

The NASDAQ Stock Market Rules require that we maintain a minimum of $35.0 million in market value of listed securities, $2.5 million in shareholder equity or $0.5 million of net income from continuing operations for the most recently completed fiscal year, or two of the three most recently completed fiscal years. In addition, the bid price of the listed securities must not be less than $1.00 per share for any consecutive 30-day period. Failure to meet these requirements could result in our common stock being delisted from the Nasdaq Capital Market. If our common stock is delisted, the value of our common stock may decrease and it may be more difficult to sell shares of our common stock.

We may issue additional stock without shareholder consent.

We have authorized 100,000,000 shares of common stock, of which 10,681,573 shares were issued and outstanding as of December 1, 2011. The Board of Directors has authority, without action or vote of the shareholders, to issue all or part of the authorized but unissued shares. Additional shares may be issued in connection with future financing, acquisitions, employee stock plans or otherwise. Any such issuance will dilute the percentage ownership of existing shareholders. We are also currently authorized to issue up to 50,000,000 shares of preferred stock. As of December 1, 2011, there were 2,212,267 shares of Series B Convertible Preferred Stock, 1,269,036 shares of Series C Convertible Preferred Stock, 1,566,580 shares of Series D Convertible Preferred Stock, 1,353,605 shares of Series F Convertible Preferred Stock, and 10,066,663 shares of Series G Convertible Preferred Stock that were issued and outstanding. The Board of Directors can issue additional preferred stock in one or more series and fix the terms of such stock without shareholder approval. Preferred stock may include the right to vote as a series on particular matters, preferences as to dividends and liquidation, conversion and redemption rights and other preferential provisions. The issuance of preferred stock could adversely affect the rights of the holders of common stock and reduce the value of the common stock. In addition, specific rights granted to holders of preferred stock could be used to restrict our ability to merge with or sell our assets to a third party.

Our directors’ liability is limited under Minnesota law and under certain agreements.

Our Articles of Incorporation, as amended and restated, state that our directors are not liable for monetary damages for breach of fiduciary duty, except for a breach of the duty of loyalty; for acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law; for dividend payments or stock repurchases illegal under Minnesota law; or for any transaction in which the director derived an improper personal benefit. In addition, our bylaws provide that we shall indemnify our officers and directors to the fullest extent permitted by Minnesota law for all expenses incurred in the settlement of any actions against them in connection with their service as officers or directors of the Company. In addition, we have entered into indemnification agreements with TCV and Trident Capital, and their representatives who serve as directors on our Board, which may supplement the indemnification provisions available to them under Minnesota law.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

The following table sets forth the significant real property that we own or lease as of September 30, 2011:

Location	Function	Size in Sq. Feet	Commitment

Eden Prairie, Minnesota	Corporate offices	26,800	Leased Expiring December 2014
Burnsville, Minnesota	Distribution warehouse	15,800	Leased Expiring April 2014
Oakville, Ontario	Office space	6,081	Leased Expiring April 2016

For financial information regarding obligations under leases, see Note 9 of the Notes to the Consolidated Financial Statements.

Item 3. Legal Proceedings

Xata is named as a defendant in a complaint filed on April 20, 2011, in the United States District Court, Northern District of Texas. PJC Logistics LLC alleges Xata created and sold electronic position-based fleet management and tracking systems that infringe on the plaintiff’s patents. Previously, the plaintiff had named 241 trucking companies in various lawsuits across the United States alleging the companies used the systems complained of. Some of these companies are, or were, customers of Xata; therefore Xata is obligated to defend the cases. On April 8, 2011, Xata filed a declaratory judgment lawsuit against the plaintiffs in the United States District Court of Minnesota alleging the plaintiff’s cases against the individual trucking companies were invalid and seeking to have all cases consolidated in one jurisdiction. As a result, all cases have now been consolidated in Minnesota. The plaintiff is seeking financial damages in a nonspecific amount, but exceeding $75,000.

While the Company believes that a material adverse impact on its consolidated financial position, results of operations, or cash flows from any such future charges is unlikely, given the inherent uncertainty of litigation, a remote possibility exists that a future adverse ruling or unfavorable development could result in future charges that could have a material adverse impact. The Company does and will continue to periodically reexamine its estimates of probable liabilities and any associated expenses and receivables and make appropriate adjustments to such estimates based on experience and developments in litigation. As a result, the current estimates of the potential impact on its consolidated financial position, results of operations and cash flows for the proceedings and claims could change in the future.

Item 4. Removed and Reserved

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The following table sets forth the quarterly high and low sales prices for our common stock as reported by the Nasdaq Capital Market for fiscal years 2011 and 2010. There is no market for our Series B, Series C, Series D, Series F or Series G Preferred Stock.

	Fiscal 2011		Fiscal 2010
	Low	High	Low	High

First Quarter	$1.90	$2.67	$2.51	$3.74
Second Quarter	2.02	3.38	2.85	3.90
Third Quarter	1.66	2.44	2.50	3.58
Fourth Quarter	1.53	2.29	2.43	2.84

As of December 1, 2011, our common stock was held by 117 holders of record.

Dividend Policy

Except for the 8.0 percent Convertible Preferred Stock dividends paid to the holders of Series A (from issuance in May 1999 until conversion in full in August 2000), we have never paid cash dividends on any of our securities. We have retained any earnings for use in our operations. Our Board of Directors will determine future dividend payments, if any, based upon our earnings, capital needs and other relevant factors.

On December 6, 2003, we issued 1,613,000 shares of Series B Preferred Stock that pays a cumulative dividend of 4.0 percent of the original issue price per annum (payable semi-annually). The dividend is payable in additional shares of Series B Preferred Stock or cash, at the option of the holders. The Series B Preferred Stock provides that we cannot pay dividends to the holders of any other capital stock unless and until we have paid dividends accrued on the Series B Preferred Stock. The holders of the Series B Preferred Stock elected to receive dividends due and payable on May 31 and November 30 annually in additional shares of Series B Preferred Stock rather than cash. Accordingly, we issued a total of 84,000 and 81,000 shares of Series B Preferred Stock for payment of accrued dividends in fiscal 2011 and 2010, respectively.

Sale of Unregistered Securities

None.

Issuer Purchases of Equity Securities

None.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements and the related notes included in this Annual Report on Form 10-K (Annual Report). This Annual Report contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those in such forward-looking statements as a result of many factors, including those discussed in “Risk Factors” and elsewhere in this Annual Report.

Overview

Xata is one of the leading providers of fleet management solutions to the commercial trucking industry. Our innovative technologies and value-added services are intended to enable customers to optimize the utilization of their assets and enhance the productivity of fleet operations across the entire supply chain, resulting in decreased costs, improved compliance with U.S. Department of Transportation (DOT) regulations, and enhanced customer service.

Founded in 1985, Xata began providing fleet management solutions to the private fleet segment of the commercial trucking industry. Xata currently addresses the private fleet segment through XataNet, its flagship software-as-a-service (SaaS) solution. With the acquisition of GeoLogic Solutions, Inc. (GeoLogic) in January of 2008, Xata expanded its solutions to include the MobileMax product line, which provides wireless asset management solutions specifically designed to meet the needs of the for-hire segment of the commercial trucking industry.

In December 2010, Xata acquired Turnpike Global Technologies, Inc. and Turnpike Global Technologies LLC (collectively, “Turnpike”). Turnpike enabled Xata to expand its addressable market to include fleets of all sizes ranging from large premier fleets to individual owner operators with a low cost, no upfront hardware cost solution.

Over the past 25 years, Xata has developed relationships with the nation’s largest fleets including CVS Pharmacy, Dean Foods, Sysco, US Foods, and xpedx to find and develop technologies that provide information about their fleets and transform that data into actionable intelligence. With the acquisition of Turnpike, Xata has gained relationships with additional customers such as Coca-Cola and Loblaws.

During its history, Xata has remained steadfastly focused on providing its customers real-time data they can use to make better-informed decisions to improve their operations. Xata continues to be an industry innovator. As the first company to combine both driver and vehicle data with the power of mobile phones, Xata was the first in the industry to offer compliance applications on mobile devices.

Technology, People, Processes

Xata takes a three-prong approach to meeting its customer’s fleet management needs:

•	Technology. Xata provides total fleet management solutions, including hardware systems, software subscriptions and services, as applicable, through the following solutions:

•

XataNet, integrates mobile technology, driver displays and cost-effective communications with a suite of powerful, web-based applications delivered on-demand via the Internet. XataNet provides critical real-time information about our customers’ fleets, allows for paperless driver logs and provides summary and granular reports on driver and vehicle performance. XataNet can also integrate with back-office applications, for a seamless flow of information, and our software works with a variety of in-cab communications devices.

•	Xata Turnpike is a web-based fleet optimization solution that enables Xata to serve any size fleet that requires a simple, low-cost, no upfront hardware cost solution. Unlike most onboard fleet management systems that utilize an expensive, in-cab system dependent on a cellular or satellite communication platform to transmit data, Xata Turnpike transmits data via Bluetooth to a handset or tablet-based communication device that then sends the data to a Xata Turnpike portal which customers can access to view, sort and analyze their data. By utilizing off-the-shelf cell phones, smart phones, tablet computers, and rugged handhelds as driver displays and communications devices, the majority of the traditional upfront hardware systems costs are eliminated.

•

MobileMax assists for-hire carriers in managing nearly every aspect of their fleets’ activities to help control costs and increase the return on investment. The MobileMax solution features multi-mode communication capabilities that automatically switch between land-based and satellite communications to take advantage of the cost-savings and reliability of both terrestrial and satellite communication. MobileMax also integrates with dispatching and routing applications for a seamless flow of information.

•

People. With employee expertise in safety, fleet management and technology, Xata is able to provide consultation services to help organizations implement industry best practices and customized reporting.

•

Processes. All Xata processes are designed to make managing fleets easier. Drawing on hundreds of successful implementations with a wide variety of fleets including multibillion-dollar organizations, Xata carefully plans each phase of the implementation and follows well established methodologies. The process begins with assessing our customers’ objectives. The process includes assessing our customers’ objectives and developing a detailed schedule that includes all aspects of the project, from implementation to conversion, integration, training and problem solving.

Critical Accounting Policies

Accounting policies, methods and estimates are an integral part of the Company’s consolidated financial statements and are based upon management’s current judgments. Certain accounting policies, methods and estimates are particularly important because of their significance to the consolidated financial statements. Note 1 of the Notes to the Consolidated Financial Statements includes a summary of the significant accounting policies and methods used by the Company. The following is a discussion of what the Company believes to be the most critical of these policies and methods.

Revenue Recognition

Adoption of New Accounting Principles

In September 2009, the Financial Accounting Standards Board (FASB) amended the accounting standards related to revenue recognition for arrangements with multiple deliverables and arrangements that include software elements (collectively, “new accounting principles”). The new accounting principles permitted prospective or retrospective adoption. As such, the Company elected prospective adoption of Accounting Standards Update No. 2009-13, Revenue Recognition (Topic 605) Multiple-Deliverable Revenue Arrangements (ASU 2009-13) and Accounting Standards Update 2009-14, Software (Topic 985) – Certain Revenue Arrangements that Include Software Elements (ASU 2009-14) during the first quarter of fiscal 2011. ASU 2009-14 modified the scope of ASC 985-605, Software Revenue Recognition (ASC 985-605), to exclude tangible products containing software components and nonsoftware components that function together to deliver the product’s essential functionality. In addition, ASU 2009-14 provided guidance on how a vendor should allocate arrangement consideration to nonsoftware and software deliverables in an arrangement where the vendor sells tangible products containing software components that are essential in delivering the tangible product’s functionality. ASU 2009-13 amended existing accounting guidance for revenue recognition for multiple-element arrangements. To the extent a deliverable within a multiple-element arrangement is not accounted for pursuant to other accounting standards, including ASC 985-605, ASU 2009-13 established a selling price hierarchy that allowed for the use of an estimated selling price (ESP) to determine the allocation of arrangement consideration to a deliverable in a multiple-element arrangement where neither vendor-specific objective evidence (VSOE) nor third-party evidence (TPE) is available for that deliverable. The adoption of the above referenced guidance did not have a significant impact on the manner in which the Company recognizes revenue and is not expected to have any significant impact in the future provided the nature of the revenue transactions remains the same.

Revenue Recognition

The Company derives its revenue from sales of (i) software, which includes monthly subscriptions from the XataNet and Xata Turnpike solutions, monthly fees from the MobileMax solution and activation fees; (ii) hardware systems, which includes hardware with embedded software and software that can be hosted by the customer, warranty and repair revenue; and (iii) services, which includes training, implementation, installation and professional services revenue.

The Company sells its solutions using two methods: direct sales and channel sales. The Company’s direct sales include sales of the Company’s solutions primarily to fleet operators and logistics providers. The Company’s channel sales are driven by Company personnel working in tandem with channel partners to sell the Company’s products to fleets of all sizes and types.

The Company’s XataNet and MobileMax customers typically enter into multi-year agreements with automatic renewal features, however, in certain instances operate under month-to-month contracts. Historically Xata Turnpike customers operated under month-to-month contracts and were allowed to provide a 30-day termination notice. Beginning in fiscal 2011, Xata Turnpike began to transition customer contracts to a minimum of a one-year term, with an automatic one-year renewal period, consistent with the Company’s historic practices.

The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collection is probable. A solution is considered delivered to the customer once it has been shipped and title and risk of loss has been transferred. For most of the Company’s hardware systems, software license and service sales, these criteria are met at the time the hardware system is shipped and/or the services are provided. For the Company’s software subscriptions, these criteria are met over the term of the customer’s agreement and therefore revenue is recognized accordingly.

The Company recognizes revenue from the sale of a hardware system, which includes embedded software essential to the functionality of the hardware system and software that can be hosted by the customer, a software subscription and services requested by the customer in accordance with revenue recognition accounting guidance for arrangements with multiple deliverables. In addition, the Company recognizes revenue from sales of software and software-related components, as well as add-on product offerings bundled with a hardware system, which are not essential to the functionality of the hardware system, in accordance with industry specific software accounting guidance. Finally, the Company recognizes revenue from sales of software components and nonsoftware components that function together to deliver the solution’s essential functionality in accordance with general revenue recognition accounting guidance.

Revenue Recognition for Arrangements with Multiple Deliverables

For multi-element arrangements including hardware systems, which include embedded software essential to the functionality of the hardware system, a software subscription and services requested by the customer, the Company allocates revenue to all deliverables based on their relative selling prices. In such circumstances, the Company uses a hierarchy to determine the selling price to be used for allocating revenue to deliverables: (i) VSOE of fair value, if available, (ii) TPE of selling price if VSOE is not available, and (iii) best estimate of the selling price if neither VSOE nor TPE is available (a description as to how the Company determined VSOE, TPE and ESP is provided below). The Company limits the amount of revenue recognized for delivered elements to an amount that is not contingent upon future delivery of additional products or services or the meeting of any specified performance conditions.

The Company has identified three deliverables in arrangements involving the sale of its XataNet, MobileMax and Xata Turnpike solutions. The first deliverable is the hardware system, which includes embedded software that is essential to the functionality of the hardware system and the software that can be hosted by the customer. The second deliverable is the software subscription, which covers the hosting fees, continued support and communication charges, for XataNet and MobileMax solutions. The final deliverable includes certain services that may be requested by the customer, such as installation, implementation and/or training.

The Company has determined that each deliverable included in the sale of its XataNet solution, as well as arrangements involving the sale of its Xata Turnpike solution in which the customer purchases the hardware system, has standalone value and the deliverables can be separated into multiple units of accounting. The Company has allocated revenue between the three deliverables using the relative selling price method based on the Company’s ESPs. Amounts allocated to the delivered hardware system, are recognized at the time of sale provided the other conditions for revenue recognition have been met. Amounts allocated to the software subscription are recognized on a straight-line basis over the term of the agreement with the customer. Finally, amounts allocated to services are recognized upon performance.

The Company has determined that each deliverable included in the sale of its MobileMax solution, as well as arrangements involving the sale of its Xata Turnpike solution in which the Company provides the hardware system for no upfront charge, does not have standalone value as the deliverables must function together to have standalone value. Therefore, revenue generated from sales of these solutions is recognized ratably over the term of the agreement.

The Company’s process for determining its ESP considers multiple factors that may vary depending upon the unique facts and circumstances related to each deliverable. Key factors considered by the Company in developing the ESPs include prices charged by the Company for similar offerings, historical pricing practices, pricing of competitive alternatives if they exist, adjusted for differences in product specifications, product-specific business objectives and the life cycle of the solution. The Company may modify its pricing practices in the future, which could result in changes to the determination of VSOE, TPE and ESP. As a result, the Company’s future revenue recognition for multiple-element arrangements could differ materially from its results in the current period. ESPs are analyzed on an annual basis or more frequently if significant fluctuations in the EPSs occur.

Revenue Recognition for Software Products

The Company accounts for multiple-element arrangements that consist only of software or software-related products, including the Company’s add-on product offerings, in accordance with industry specific accounting guidance for software and software-related transactions, ASU 985-605. Revenue generated from the sale of add-on product offerings is recognized ratably over the agreement as it is delivered to the customer.

Other Revenue Recognition Policies Applicable to Software and Nonsoftware Elements

Many of the Company’s software arrangements include services, such as implementation, installation, training and professional services, which are sold separately under engagement contracts and are included as a part of the Company’s services business. In certain instances, revenues from these arrangements are accounted for separately from software revenues because the arrangements qualify as services transactions as defined in ASC 985-605. The significant factors considered in determining whether the revenues should be accounted for separately include the nature of services (i.e. consideration of whether the services are essential to the functionality of the hardware system or software subscription), degree of risk, availability of services from other vendors or timing of payments and impact of milestones. Revenues generated from services are generally recognized as the services are performed. If there is a significant uncertainty about the project completion or receipt of payment for the services performed, revenues are deferred until the uncertainty is sufficiently resolved.

Finally, the Company has entered into agreements with third-party providers to extend the benefits of solutions throughout the customer’s supply chain. The Company recognizes revenue generated under the aforementioned agreements in accordance with ASC 605-45, Revenue Recognition – Principal Agent Considerations (ASC 605-45), based upon the terms of each partnership agreement.

Income Taxes

The Company accounts for income taxes in accordance with the provisions of ASC 740-10, Income Taxes – Overall (ASC 740-10). ASC 740-10 requires that deferred tax assets and liabilities are recognized for the expected future tax consequences of differences between the carrying amounts of assets and liabilities and their respective tax basis using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the consolidated statement of operations in the period when the change is enacted. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Changes in valuation allowances from period to period are included in the tax provision in the period of change.

The Company recognizes the effect of income tax positions only if those positions are more likely than not to be sustained. Recognized income tax positions are measured at the largest amount that is greater than 50 percent likely of being realized. Changes in recognition or measurement are reflected in the consolidated statement of operations in the period in which the change in judgment occurs.

Allowance for Doubtful Accounts

The Company grants credit to customers in the normal course of business. Credit is extended based on an evaluation of a customer’s financial condition. Accounts receivable are typically due from customers within 30 days and are stated at amounts net of an allowance for doubtful accounts. Balances outstanding for a period longer than the contractual payment terms are considered past due. Estimates used in determining the allowance for doubtful accounts are based on historical collection experience, current trends, aging of accounts receivable and periodic credit evaluations of the customers’ financial condition. The Company reserves for accounts receivable when they are determined to be uncollectible by increasing bad debt expense. Payments subsequently received, or otherwise determined to be collectible, are treated as recoveries that reduce bad debt expense.

Capitalized Development Costs

Product development costs are expensed as incurred until technological feasibility is established, at which point the costs are capitalized in accordance with ASC 350-40-35, Internal-Use Computer Software Marketed Costs (ASC 350-40-35). Capitalized product development costs are primarily comprised of charges from external service providers. Amortization of capitalized product development costs is recorded as a cost of goods sold beginning when the product is first released for sale to the general public. Amortization is computed using the ratio of current units of the product sold to the total of current units sold and anticipated future unit sales.

As of September 30, 2011 and 2010, there was $0.4 million of capitalized product development costs reflected in the line item entitled other assets in the accompanying consolidated balance sheets. Amortization of capitalized product development costs of $18,200 was recorded as a cost of goods sold in the accompanying statement of operations for fiscal 2011.

Product development costs that do not meet the capitalization criteria of ASC 350-40-35 are charged to research and development expense as incurred.

Goodwill and Identifiable Intangible Assets

Goodwill

Goodwill represents the excess of the cost of acquired businesses over the fair value of identifiable tangible net assets and identifiable intangible assets purchased, in accordance with ASC 350-20, Intangibles – Goodwill and Others (ASC 350-20).

Goodwill is tested at least annually for impairment and is tested for impairment more frequently if events or changes in circumstances indicate that the asset might be impaired. The impairment test is performed using a two-step process. In the first step, the fair value of the reporting unit is compared with the carrying amount of the reporting unit, including goodwill. If the estimated fair value is less than the carrying amount of the reporting unit, an indicator that goodwill impairment exists and a second step must be completed in order to determine the amount of the goodwill impairment, if any, that should be recorded. In the second step, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation.

The fair value of the Company’s single reporting unit is determined using a market capitalization approach. Use of the market capitalization approach consists of a comparison of the value of the ownership interest that the shareholders maintain in the Company to the recorded value of equity. Actual results may differ from those used in the Company’s valuation as this non-recurring fair value measurement is a “Level 3” measurement under the fair value hierarchy described in Note 1 of the Notes to the Consolidated Financial Statements.

The first assumption included in the development of the market capitalization analysis was the ability of the Company’s stock price to accurately reflect the value of the Company. The second assumption was the time period used in calculating the average stock price, which served as the basis for the analysis. Specifically, a ninety-day average was used as of the measurement date to mitigate the impact of a thinly traded stock. Due to the decline in the Company’s stock price subsequent to the measurement date, the Company utilized a shorter period to assess the impact of the falling stock price. The use of a shorter period in calculating the average stock price served to reduce the amount by which the calculated fair value exceeded the carrying value; however, not to a point that indicated an impairment. The Company is aware that a continued decline in its stock price may result in the Company failing step one using the market capitalization analysis, at which point the Company will need to assess whether (i) the stock price continues to be a relevant factor in determining the fair value of the Company or (ii) the Company should move to step two in the first quarter of fiscal 2012.

The Company completed its annual impairment testing on the first day of the fourth quarter of fiscal 2011 and concluded that no impairment existed.

Identifiable Intangible Assets

The Company’s primary identifiable intangible assets include customer and reseller relationships, acquired technology, and a trademark. The Company amortizes its identifiable intangibles with finite lives on a straight-line basis over their expected lives. Identifiable intangible assets that are subject to amortization are evaluated for impairment, in accordance with ASC 360-10, whenever events or changes in circumstances occur that indicate that the carrying value of the asset or asset group may not be recoverable. The assessment of possible impairment is based on the Company’s ability to recover the carrying value of the asset or asset group from the expected future pre-tax cash flows (undiscounted and without interest charges) of the related operations. If these cash flows are less than the carrying value of such asset or asset group, an impairment loss is recognized for the difference between estimated fair value and carrying value. The measurement of impairment requires the Company to estimate future cash flows and the fair value of the identifiable intangible assets.

As of September 30, 2011, the value of the Company’s goodwill and identifiable intangible assets was $28.6 million and represented 43.5 percent of total assets. If the Company experiences revenue declines, continuing operating losses, or does not meet operating forecasts, the Company may be subject to future impairments. Additionally, changes in assumptions regarding the future performance of the Company’s businesses, or significant declines in the stock price or the market as a whole could result in additional impairment indicators. Because of the significance of the Company’s goodwill and identifiable intangible assets, any future impairment of these assets could have a material and adverse effect on the Company’s financial results.

Warranties

The Company provides warranty policies on its solutions. Liability under the warranty policies is based upon a review of the number of units sold, historical and anticipated claim experience and cost per claim. Adjustments are made to accruals as claim data and historical experience warrant.

As of September 30, 2011 and 2010, the Company had accruals for warranties of $0.8 million and $1.0 million, respectively. These amounts are included in the line item entitled accrued expenses in the accompanying consolidated balance sheets.

Operating Results

Xata operates as a single business segment and believes the information presented in its Management’s Discussion and Analysis of Financial Condition and Results of Operations provides an understanding of its business, operations and financial condition. The following table sets forth detail related to revenue, cost of goods sold and gross margins (in thousands, except percentage data):

	Year Ended September 30,
	2011	2010
Software
Revenue	$45,800	$42,862
Cost of goods sold	11,575	10,870

Gross margin	$34,225	$31,992
Gross margin %	74.7%	74.6%

Hardware systems
Revenue	$14,635	$21,641
Cost of goods sold	15,774	20,918

Gross margin	$(1,139)	$723
Gross margin %	(7.8%)	3.3%

Services
Revenue	$2,596	$4,041
Cost of goods sold	3,385	3,121

Gross margin	$(789)	$920
Gross margin %	(30.4%)	22.8%

Other
Revenue	$—	$2,107
Cost of goods sold	(21)	955

Gross margin	$21	$1,152
Gross margin %	0.0%	54.7%

Total
Revenue	$63,031	$70,651
Cost of goods sold	30,713	35,864

Gross margin	$32,318	$34,787
Gross margin %	51.3%	49.2%

In the above chart the revenue and cost of goods sold detail for categories listed are defined as follows:

•	Software revenue includes monthly subscriptions from the XataNet and Xata Turnpike solutions, monthly fees from the MobileMax solution and activation fees.

•	Hardware systems revenue includes hardware with embedded software and software that can be hosted by the customer, warranty and repair revenue.

•	Services revenue includes training, implementation, installation and professional services revenue.

•

Software cost of goods sold consists of communication, hosting costs, deprecation of Xata Turnpike RouteTracker units (where the customer selected the no upfront hardware cost option) and direct personnel costs related to network, infrastructure, as well as Xata Turnpike technical support.

•	Hardware systems cost of goods sold consists of the direct product costs, warranty costs, product repair costs, and direct personnel costs related to XataNet and MobileMax technical support.

•	Services cost of goods sold consists of third-party vendor costs and direct costs related to service personnel.

Comparison of Fiscal 2011 Operating Results to Fiscal 2010

Revenue

Fiscal 2011 overall revenue of $63.0 million decreased 10.8 percent compared to $70.7 million for fiscal 2010 reflecting decreased hardware systems, services and other revenue partially offset by increased software revenue. Software revenue for fiscal 2011 increased 6.9 percent to $45.8 million from $42.9 million in fiscal 2010. Software revenue comprised 72.7 percent of total revenue for fiscal 2011 compared to 60.7 percent for fiscal 2010. The increase in software revenue for fiscal 2011 was driven by a 68.1 percent and 9.4 percent increase in Xata Turnpike and XataNet revenue, respectively, as the result of increased subscriptions. Total software subscriptions increased to over 116,000 as compared to 111,000 at the end of fiscal 2010, a growth of 4.5 percent year-over-year. The increased software revenue was also driven by an increase in Xata Turnpike average revenue per unit.

Hardware systems revenue decreased 32.4 percent to comprise 23.2 percent of total revenue in fiscal 2011 compared to 30.6 percent in fiscal 2010. This decline is due to a combination of a decrease in the average sale prices of the Company’s onboard devices as new technology and competition continue to drive a decline in device prices and an increase in the number of customers adopting the no upfront cost Xata Turnpike solution, which does not require the customer to purchase hardware.

Services revenue decreased 35.8 percent and represented 4.1 percent of total revenue in fiscal 2011 compared to 5.7 percent in fiscal 2010. An increase in the number of customers adopting the Xata Turnpike solution, which provides for self installation, coupled with a trend in which customers are electing to become certified in the installation process has driven the decrease in services revenue.

Cost of Goods Sold and Gross Margin

Overall cost of goods sold decreased 14.4 percent to $30.7 million in fiscal 2011 compared to $35.9 million in fiscal 2010.

Software cost of goods sold of $11.6 million increased 6.5 percent in fiscal 2011 compared to $10.9 million in fiscal 2010. This increase supported software revenue growth of 6.9 percent over the same period. The increase also reflected the impact of the Company’s continued capital investment in its SaaS infrastructure throughout fiscal 2011. Software gross margin remained consistent at 74.7 percent and 74.6 percent of revenue for fiscal 2011 and 2010, respectively.

Hardware systems cost of goods sold of $15.8 million decreased 24.6 percent in fiscal 2011 compared to $20.9 million in fiscal 2010. Hardware systems gross margins decreased 11.1 percentage points to negative 7.8 percent in fiscal 2011 compared to 3.3 percent in fiscal 2010. Declining hardware systems sales prices driven by competitive pressures coupled with the Company’s inability to lower its hardware systems costs and other hardware systems-related charges at the same rate contributed to the decrease in gross margin.

Services cost of goods sold of $3.4 million increased 8.5 percent in fiscal 2011 compared to $3.1 million in fiscal 2010. Service gross margins declined 53.2 percentage points in fiscal 2011 to negative 30.4 percent compared to 22.8 percent in fiscal 2010. This decrease was primarily the result of the decline in higher margin installation revenue and lower utilization of services personnel as compared to the same period in fiscal 2010.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist of personnel costs for the Company’s sales, client management and administration functions; sales commissions, marketing and promotional expenses; executive and administrative costs; and accounting and professional fees. Selling, general and administrative expenses were $24.7 million or 39.2 percent of revenue for fiscal 2011, as compared to $26.6 million or 37.7 percent of revenue for fiscal 2010. The decrease in selling, general and administrative expenses was driven by a combination of the cost savings associated with the Turnpike acquisition and decreased personnel expenses.

Research and Development Expenses

Research and development expenses consist of personnel costs and expenses related to development of new solutions and added functionality on existing solutions. Research and development expenses were $11.1 million or 17.6 percent of revenue for fiscal 2011 compared to $6.5 million or 9.2 percent of revenue for fiscal 2010. The continued evolution of compliance requirements facing the commercial trucking industry warrant additional investment in research and development to meet customers’ future needs, thereby driving the increase in expenses year-over-year.

Net Interest and Other Expense

Net interest and other expense decreased $0.2 million to $0.2 million in fiscal 2011, compared to net interest and other expense of $0.4 million in fiscal 2010. Interest expense decreased as several debt facilities associated with its fiscal 2008 acquisition of GeoLogic were retired in fiscal 2010.

Interest Expense on Financing Activities

In connection with financing the acquisition of Turnpike in fiscal 2010, the Company issued convertible debt totaling $30.2 million. The convertible debt was converted into 10,066,667 shares of Series G Preferred Stock and warrants to purchase 3,020,000 common shares upon obtaining approval at the Annual Shareholder Meeting held February 17, 2010. The convertible debt carried an interest rate of 14.0 percent per annum. The non-cash interest expense recorded in fiscal 2010 of $1.4 million was comprised of interest recorded on the Company’s convertible debt and the write off of the unamortized balance of prepaid financing fees associated with the retirement of several debt facilities entered into in conjunction with the fiscal 2008 acquisition of GeoLogic.

Acquisition Related Interest and Mark to Market Expense

As part of the purchase price of Turnpike, the Company agreed to issue 833,333 shares of common stock of the Company, contingent on the approval by the shareholders at the Annual Shareholder Meeting. Additionally, the Company has committed to pay an earn-out of up to an additional 2,500,000 shares of common stock subject to shareholder approval at the Annual Shareholder Meeting and contingent on Turnpike achieving certain performance goals for the 2010, 2011, and 2012 fiscal years. Shareholder approval was received at the Annual Shareholder Meeting held February 17, 2010. The fair value of the common shares relating to the purchase price and contingent earn-out common shares resulted in a non-cash interest and mark to market charge of $0.4 million in fiscal 2010.

Income Taxes

An income tax benefit of $0.9 million was recorded in fiscal 2011 to recognize of tax benefits relating to Canadian operations resulting from the use of net operating losses and tax credits to offset the deferred tax liability. On a consolidated basis, the Company does not have objectively verifiable positive evidence of future taxable income as prescribed by ASC 740-10. Accordingly, the Company concluded that a valuation allowance is appropriate. Realization of deferred tax assets is dependent on future taxable income during the periods when deductible temporary differences and carryforwards are expected to be available to reduce taxable income. The amount of the net deferred tax asset considered realizable could be increased in the future if the Company returns to profitability and it becomes more likely than not that these amounts would be realized. As of September 30, 2011, the Company had federal net operating loss carryforwards and tax credit carryforwards available for use of $45.2 million and $2.0 million, respectively.

Net Loss to Common Shareholders

The Company incurred net losses to common shareholders of $2.9 million and $3.2 million for fiscal 2011 and 2010, respectively. Net loss to common shareholders reflects preferred stock dividends and preferred stock deemed dividends of $0.2 million and $1.9 million for fiscal 2011 and 2010, respectively. For fiscal 2010, preferred stock deemed dividends includes $1.7 million of beneficial conversion charges associated with the issuance of Series G Preferred Stock for which a reciprocal charge was not recorded in fiscal 2011.

Liquidity and Capital Resources

Operating activities provided cash of $4.4 million during fiscal 2011 as compared to $1.8 million in fiscal 2010. The increase in cash provided by operating activities in fiscal 2011 was driven by positive changes in working capital partially offset by an increased net loss.

Investing activities used $4.2 million of cash for fiscal 2011. This amount reflects the Company’s continued capital investment in its SaaS infrastructure.

Cash used in financing activities was $1.2 million in fiscal 2011 which is comprised primarily of principal payments on the Company’s capital leases. Fiscal 2010 financing activities provided cash of $20.0 million largely driven by the $29.7 million of proceeds from the issuance of convertible debt which was converted into Series G Preferred Stock net of fees offset by the pay off of several debt facilities associated with the fiscal 2008 acquisition of GeoLogic.

Non-GAAP Financial Measures

As of September 30, 2011, Xata held $12.4 million in cash and cash equivalents and had $14.1 million of working capital. These balances compared to $13.4 million in cash and cash equivalents, and working capital of $18.2 million as of September 30, 2010. The following table is a reconciliation of working capital from current assets and current liabilities, which are the most directly comparable financial measures calculated in accordance with GAAP (in thousands):

	September 30,
	2011	2010
Current assets	$26,491	$31,115
Current liabilities	(14,724)	(15,919)

Net current assets	11,767	15,196
Current portion of deferred revenue net of deferred costs	2,294	3,028

Working capital	$14,061	$18,224

The Company generated positive free cash flow from operations of $0.3 million in fiscal 2011. The free cash flow in fiscal 2011 increased $0.9 million as compared to negative free cash flow of $0.6 million in fiscal 2010. Fiscal 2010 cash flows were impacted by acquisition-related costs of $0.8 million and a litigation settlement of $1.2 million. The following table is a reconciliation of free cash flow from net cash provided by operating and investing activities, which are the most directly comparable financial measures calculated in accordance with GAAP (in thousands):

	For the Year Ended September
	2011	2010
Net cash provided by operating activities	$4,408	$1,831
Purchase of equipment and leasehold improvements	(4,161)	(2,695)
Proceeds from the sale of fixed assets	12	269

Free cash flow	$259	$(595)

Working capital and free cash flow are non-GAAP financial measures that management uses to assess the Company’s performance. Management believes working capital and free cash flow provide useful information to management and investors by presenting measurements of cash generated from operations that are available to fund operations, invest in product and infrastructure development and repay debt. Our calculations of working capital and free cash flow may not be comparable to similarly titled measures reported by other companies.

The Company believes that based on our current level of operations, our cash flow from operations, existing funds and vendor terms will provide adequate cash to fund operating needs for the foreseeable future. However, it may be necessary to obtain additional funding in order to execute an inorganic growth strategy.

Xata’s Series B Preferred Stock prohibits payment of dividends to the holders of any other capital stock unless and until the Company has paid dividends accrued on the Series B Preferred Stock, which pays a cumulative dividend of 4.0 percent per annum of the original issue price (payable semi-annually). At the option of the Series B Preferred Stockholders, such dividends are payable in additional shares of Series B Preferred Stock or cash. In fiscal 2011 and 2010, the Company issued 84,000 and 81,000 shares, respectively, of Series B Preferred Stock for payment of accrued dividends.

In connection with the acquisition of Turnpike, the Company committed to pay total earn-outs up to an additional 2,500,000 shares of common stock upon the achievement of certain performance goals for the 2010, 2011 and 2012 fiscal years. The Company determined that the fiscal 2010 performance goals were achieved; and, therefore, in December 2010, the Company issued 809,993 shares of common stock to the former shareholders of Turnpike with the value of the remaining 23,340 shares being settled in cash of $70,000 paid to non-accredited U.S. holders.

The Company has determined that the fiscal 2011 performance goals were not achieved. As a result, the value of the 809,993 shares of common stock that were to be issued was reclassified within shareholders’ equity in the accompanying consolidated balance sheets. In addition, the portion scheduled to be settled in cash of $68,000 was recorded as income within the line item entitled interest and other expense in the accompanying consolidated statements of operations.

Off-Balance Sheet Arrangements

Not applicable

Recently Issued Accounting Standards

Disclosure Requirements Related to Fair Value Measurements: In May 2011, the FASB issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in

U.S. GAAP and IFRSs (ASU 2011-04), which provides guidance clarifying how to measure and disclose fair value. This guidance amends the application of the “highest and best use” concept to be used only in the measurement of fair value of nonfinancial assets, clarifies that the measurement of the fair value of equity-classified financial instruments should be performed from the perspective of a market participant who holds the instrument as an asset, clarifies that an entity that manages a group of financial assets and liabilities on the basis of its net risk exposure can measure those financial instruments on the basis of its net exposure to those risks and clarifies when premiums and discounts should be taken into account when measuring fair value. The fair value disclosure requirements also were amended.

The amendments in this ASU are effective for fiscal years or interim periods within those years, beginning after December 15, 2011. Early application by public entities is not permitted. The Company will adopt the methodologies prescribed by this ASU by the date required, and does not anticipate that the ASU will have a material effect on its financial position or results of operations.

Presentation of Comprehensive Income: In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income (ASU 2011-05), which provides an entity with the option to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income and a total amount for comprehensive income. This ASU eliminates the option to present the components of other comprehensive income as part of the statement of changes in shareholders’ equity. The amendments in this ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income.

The amendments in this ASU should be applied retrospectively. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted, because compliance with the amendments is already permitted. The amendments do not require any transition disclosures. The Company will adopt the ASU retrospectively by the date required, and does not anticipate that the ASU will have a material effect on its financial position or results of operations.

Testing of Goodwill for Impairment: In September 2011, the FASB issued ASU 2011-08, Testing Goodwill for Impairment (ASC 350, Intangibles – Goodwill and Other) (ASU 2011-08), which amends the guidance in ASC 350-20 on testing goodwill for impairment. Under the revised guidance, entities testing goodwill for impairment have the option of performing a qualitative assessment before calculating the fair value of the reporting unit (i.e., step one of the goodwill impairment test). If entities determine, on the basis of qualitative factors, that the fair value of the reporting unit is more likely than not less than the carrying amount, the two-step impairment test would be required. The ASU does not change how goodwill is calculated or assigned to reporting units, nor does it revise the requirement to test goodwill annually for impairment. In addition, the ASU does not amend the requirement to test goodwill for impairment between annual tests if events or circumstances warrant; however, it does revise the examples of events and circumstances that an entity should consider.

The amendments in this ASU are effective for fiscal years or interim periods within those years, beginning after December 15, 2011. The Company will adopt the methodologies prescribed by this ASU by the date required, and does not anticipate that the ASU will have a material effect on its financial position or results of operations.

Item 8. Consolidated Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and

Shareholders of Xata Corporation

We have audited the accompanying consolidated balance sheets of Xata Corporation (a Minnesota corporation) (the “Company”) as of September 30, 2011 and 2010, and the related consolidated statements of operations, changes in shareholders’ equity and cash flows for the years then ended. Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Xata Corporation as of September 30, 2011 and 2010, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Grant Thornton LLP

Minneapolis, Minnesota

December 12, 2011

Xata Corporation

Consolidated Balance Sheets

(In thousands)	September 30, 2011	September 30, 2010

ASSETS

Current assets
Cash and cash equivalents	$12,407	$13,374
Accounts receivable, less allowances of $378 at September 30, 2011 and $444 at September 30, 2010	8,556	11,392
Inventories	3,374	3,047
Deferred product costs	1,148	2,042
Prepaid expenses and other current assets	1,006	1,260

Total current assets	26,491	31,115

Equipment, leased equipment and leasehold improvements, net	9,155	5,798
Intangible assets, net	12,158	14,901
Goodwill	16,474	16,635
Deferred product costs, net of current portion	857	1,757
Other assets	690	420

Total assets	$65,825	$70,626

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Current portion of debt obligations	$1,746	$839
Accounts payable	5,003	5,138
Accrued expenses	4,533	4,872
Deferred revenue	3,442	5,070

Total current liabilities	14,724	15,919

Debt obligations, net of current portion	1,386	485
Deferred revenue, net of current portion	1,874	3,591
Deferred tax liabilities	596	1,492
Other long-term liabilities	559	638

Total liabilities	19,139	22,125

Shareholders’ equity
Preferred stock, no par, 50,000 shares authorized; 16,750 shares designated; shares issued and outstanding: 16,426 at September 30, 2011 and 16,344 at September 30, 2010	44,149	43,980
Common stock, par value $0.01 per share; 100,000 shares authorized; shares issued and outstanding: 10,681 at September 30, 2011 and 9,816 at September 30, 2010	107	98
Contingent common stock earn-out	1,912	6,452
Additional paid-in capital	47,249	41,539
Accumulated deficit	(47,103)	(44,129)
Accumulated other comprehensive income	372	561

Total shareholders’ equity	46,686	48,501

Total liabilities and shareholders’ equity	$65,825	$70,626

The accompanying notes are an integral part of the consolidated financial statements.

Xata Corporation

Consolidated Statements of Operations

	For the Year Ended September
(In thousands, except per share data)	2011	2010

Revenue
Software	$45,800	$42,862
Hardware systems	14,635	21,641
Services	2,596	4,041
Other	—	2,107

Total revenue	63,031	70,651

Costs and expenses
Cost of goods sold	30,713	35,864
Selling, general and administrative	24,691	26,641
Research and development	11,119	6,488
Acquisition related costs	—	837

Total costs and expenses	66,523	69,830

Operating (loss) income	(3,492)	821
Net interest and other expense	(214)	(365)
Interest expense on financing activities	—	(1,358)
Acquisition related interest and mark to market	—	(359)

Loss before income taxes	(3,706)	(1,261)
Income tax (benefit) expense	(908)	50

Net loss	(2,798)	(1,311)

Preferred stock dividends	(216)	(208)
Preferred stock deemed dividends	40	(1,691)

Net loss to common shareholders	$(2,974)	$(3,210)

Net loss per common share - basic and diluted	$(0.28)	$(0.34)

Weighted average common and common share equivalents:
Basic and diluted	10,488	9,313

The accompanying notes are an integral part of the consolidated financial statements.

Xata Corporation

Consolidated Statements of Changes in Shareholders’ Equity

	Preferred Stock		Common Stock		Contingent Common Stock Earn-Out	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
(In thousands)	Shares	Amount	Shares	Amount
Balance at September 30, 2009	6,196	$16,860	8,789	$88	$—	$32,536	$(40,919)	$—	$8,565

Stock-based compensation	—	—	—	—	—	1,210	—	—	1,210
Issuance of common stock for share-based compensation awards	—	—	221	2	—	2	—	—	4
Issuance of common stock for acquisition of Turnpike	—	—	810	8	—	2,422	—	—	2,430
Forfeiture of restricted shares of common stock	—	—	(4)	—	—	—	—	—	—
Contingent common stock earn-out	—	—	—	—	6,452	—	—	—	6,452
Issuance of preferred stock and warrants	10,067	26,877	—	—	—	3,715	—	—	30,592
Record the beneficial conversion feature	—	—	—	—	—	1,654	(1,654)	—	—
Preferred stock dividends	81	206	—	—	—	—	(208)	—	(2)
Preferred stock deemed dividends	—	37	—	—	—	—	(37)	—	—
Comprehensive loss:
Foreign currency translation adjustment	—	—	—	—	—	—	—	561	561
Net loss	—	—	—	—	—	—	(1,311)	—	(1,311)

Total comprehensive loss									(750)

Balance at September 30, 2010	16,344	43,980	9,816	98	6,452	41,539	(44,129)	561	48,501

Stock-based compensation	—	—	—	—	—	1,137	—	—	1,137
Issuance of common stock for share-based compensation awards	—	—	35	1	—	—	—	—	1
Issuance of common stock for settlement of contingent earn-out	—	—	810	8	(2,390)	2,382	—	—	—
Reversal of unearned common stock portion of contingent earn-out	—	—	—	—	(2,150)	2,150	—	—	—
Conversion of Series F preferred stock into common stock	(2)	(5)	2	—	—	5	—	—	—
Exercise of options	—	—	18	—		36	—	—	36
Preferred stock dividends	84	214	—	—	—	—	(216)	—	(2)
Preferred stock deemed dividends	—	(40)	—	—	—	—	40	—	—
Comprehensive loss:
Foreign currency translation adjustment	—	—	—	—	—	—	—	(189)	(189)
Net loss	—	—	—	—	—	—	(2,798)	—	(2,798)

Total comprehensive loss									(2,987)

Balance at September 30, 2011	16,426	$44,149	10,681	$107	$1,912	$47,249	$(47,103)	$372	$46,686

The accompanying notes are an integral part of the consolidated financial statements.

Xata Corporation

Consolidated Statements of Cash Flows

	For the Year Ended September 30,
(In thousands)	2011	2010
Operating activities
Net loss	$(2,798)	$(1,311)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
operating activities:
Depreciation and amortization of intangibles	6,477	5,117
Amortization of debt financing costs	—	458
Deferred income taxes	(877)	—
Non-cash interest expense on convertible debt	—	893
Non-cash charges for issuance of equity securities related to the acquisition of Turnpike	—	359
Loss (gain) on sale or disposal of equipment and leased equipment	332	(69)
Stock-based compensation	1,137	1,210
Reversal of unearned cash portion of contingent earn-out	(68)	—
Changes in assets and liabilities, net of impact of acquisition:		—
Accounts receivable, net	2,829	(1,299)
Inventories	(275)	1,057
Deferred product costs	1,793	731
Prepaid expenses and other assets	(40)	226
Accounts payable	(222)	(1,164)
Accrued expenses and other liabilities	(538)	(1,657)
Deferred revenue	(3,342)	(2,720)

Net cash provided by operating activities	4,408	1,831

Investing activities
Purchase of equipment and leasehold improvements	(4,161)	(2,695)
Proceeds from the sale of equipment	12	269
Acquisition of Turnpike Global Technologies, net of cash acquired	—	(9,451)

Net cash used in investing activities	(4,149)	(11,877)

Financing activities
Borrowings on debt obligations, net of costs	—	29,709
Payments on debt obligations	(1,239)	(9,740)
Proceeds from exercise of options	36	4

Net cash (used in) provided by financing activities	(1,203)	19,973

Effects of exchange rate on cash	(23)	7

(Decrease) increase in cash and cash equivalents	(967)	9,934

Cash and cash equivalents
Beginning	13,374	3,440

Ending	$12,407	$13,374

The accompanying notes are an integral part of the consolidated financial statements.

Xata Corporation

Notes to the Consolidated Financial Statements

Note 1. Summary of Significant Accounting Policies

Xata Corporation (“Xata” or the “Company”) develops, markets and services fully integrated, onboard fleet management solutions for the private fleets and for-hire fleet carriers within commercial trucking industry. The Company sells its products in the United States and Canada. The Company’s solutions utilize proprietary software and related hardware components and accessories to enable customers to optimize the utilization of their assets and enhance the productivity of fleet operations across the entire supply chain, resulting in decreased costs, improved compliance with U.S. Department of Transportation (DOT) regulations and enhanced customer service.

Basis of Presentation and Preparation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries Turnpike Global Technologies, Inc. and Turnpike Global Technologies LLC (collectively, “Turnpike”) and GeoLogic Solutions, Inc. (GeoLogic). Intercompany accounts and transactions have been eliminated in consolidation. Certain other prior year balances have been reclassified to conform to the current year presentation. Such reclassifications did not affect total revenue, operating (loss) income or net loss to common shareholders in the accompanying consolidated statements of operations.

The Company’s accompanying consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (GAAP) as set forth in the Financial Accounting Standards Board’s (FASB) Accounting Standards Codification (ASC) and consider the various staff accounting bulletins and other applicable guidance issued by the U.S. Securities and Exchange Commission (SEC). These accounting principles require the Company to make certain estimates, judgments and assumptions. The Company believes that the estimates, judgments and assumptions upon which it relies are reasonable based upon information available at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the accompanying consolidated financial statements, as well as the reported amounts of revenues and expenses during the periods presented. To the extent there are material differences between these estimates, judgments or assumptions and actual results, the accompanying consolidated financial statements will be affected. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application. There are also areas in which management’s judgment in selecting among available alternatives would not produce a materially different result

Revenue Recognition

Adoption of New Accounting Principles

In September 2009, the FASB amended the accounting standards related to revenue recognition for arrangements with multiple deliverables and arrangements that include software elements (collectively, “new accounting principles”). The new accounting principles permitted prospective or retrospective adoption. As such, the Company elected prospective adoption of Accounting Standards Update No. 2009-13, Revenue Recognition (Topic 605) Multiple-Deliverable Revenue Arrangements (ASU 2009-13) and Accounting Standards Update 2009-14, Software (Topic 985) – Certain Revenue Arrangements that Include Software Elements (ASU 2009-14) during the first quarter of fiscal 2011. ASU 2009-14 modified the scope of ASC 985-605, Software Revenue Recognition (ASC 985-605), to exclude tangible products containing software components and nonsoftware components that function together to deliver the product’s essential functionality. In addition, ASU 2009-14 provided guidance on how a vendor should allocate arrangement consideration to nonsoftware and software deliverables in an arrangement where the vendor sells tangible products containing software components that are essential in delivering the tangible product’s functionality. ASU 2009-13 amended existing accounting guidance for revenue recognition for multiple-element arrangements. To the extent a deliverable within a multiple-element arrangement is not accounted for pursuant to other accounting standards, including ASC 985-605, ASU 2009-13 established a selling price hierarchy that allowed for the use of an estimated selling price (ESP) to determine the allocation of arrangement consideration to a deliverable in a multiple-element arrangement where neither vendor-specific objective evidence (VSOE) nor third-party evidence (TPE) is available for that deliverable. The adoption of the above referenced guidance did not have a significant impact on the manner in which the Company recognizes revenue and is not expected to have any significant impact in the future provided the nature of the revenue transactions remains the same.

Revenue Recognition

The Company derives its revenue from sales of (i) software, which includes monthly subscriptions from the XataNet and Xata Turnpike solutions, monthly fees from the MobileMax solution and activation fees; (ii) hardware systems, which includes hardware with embedded software and software that can be hosted by a customer, warranty and repair revenue; and (iii) services, which includes training, implementation, installation and professional services revenue.

The Company sells its solutions using two methods: direct sales and channel sales. The Company’s direct sales include sales of the Company’s solutions primarily to fleet operators and logistics providers. The Company’s channel sales are driven by Company personnel working in tandem with channel partners to sell the Company’s products to fleets of all sizes and types.

The Company’s XataNet and MobileMax customers typically enter into multi-year agreements with automatic renewal features, however, in certain instances operate under month-to-month contracts. Historically Xata Turnpike customers operated under month-to-month contracts and were allowed to provide a 30-day termination notice. Beginning in fiscal 2011, Xata Turnpike began to transition customer contracts to a minimum of a one-year term, with an automatic one-year renewal period, consistent with the Company’s historic practices.

The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collection is probable. A solution is considered delivered to the customer once it has been shipped and title and risk of loss has been transferred. For most of the Company’s hardware systems, software license and service sales, these criteria are met at the time the hardware system is shipped and/or the services are provided. For the Company’s software subscriptions, these criteria are met over the term of the customer’s agreement and therefore revenue is recognized accordingly.

The Company recognizes revenue from the sale of a hardware system, which includes embedded software essential to the functionality of the hardware system and software that can be hosted by the customer, a software subscription and services requested by the customer in accordance with revenue recognition accounting guidance for arrangements with multiple deliverables. In addition, the Company recognizes revenue from sales of software and software-related components, as well as add-on product offerings bundled with a hardware system, which are not essential to the functionality of the hardware system, in accordance with industry specific software accounting guidance. Finally, the Company recognizes revenue from sales of software components and nonsoftware components that function together to deliver the solution’s essential functionality in accordance with general revenue recognition accounting guidance.

Revenue Recognition for Arrangements with Multiple Deliverables

For multi-element arrangements including hardware systems, which include embedded software essential to the functionality of the hardware system, a software subscription and services requested by the customer, the Company allocates revenue to all deliverables based on their relative selling prices. In such circumstances, the Company uses a hierarchy to determine the selling price to be used for allocating revenue to deliverables: (i) VSOE of fair value, if available, (ii) TPE of selling price if VSOE is not available, and (iii) best estimate of the selling price if neither VSOE nor TPE is available (a description as to how the Company determined VSOE, TPE and ESP is provided below). The Company limits the amount of revenue recognized for delivered elements to an amount that is not contingent upon future delivery of additional products or services or the meeting of any specified performance conditions.

The Company has identified three deliverables in arrangements involving the sale of its XataNet, MobileMax and Xata Turnpike solutions. The first deliverable is the hardware system, which includes embedded software that is essential to the functionality of the hardware system and software that can be hosted by the customer. The second deliverable is the software subscription, which covers the hosting fees, continued support and communication charges, for XataNet and MobileMax solutions. The final deliverable includes certain services that may be requested by the customer, such as installation, implementation and/or training.

The Company has determined that each deliverable included in the sale of its XataNet solution, as well as arrangements involving the sale of its Xata Turnpike solution in which the customer purchases the hardware system, has standalone value and the deliverables can be separated into multiple units of accounting. The Company has allocated revenue between the three deliverables using the relative selling price method based on the Company’s ESPs. Amounts allocated to the delivered hardware system, are recognized at the time of sale provided the other conditions for revenue recognition have been met. Amounts allocated to the software subscription are recognized on a straight-line basis over the term of the agreement with the customer. Finally, amounts allocated to services are recognized upon performance.

The Company has determined that each deliverable included in the sale of its MobileMax solution, as well as arrangements involving the sale of its Xata Turnpike solution in which the Company provides the hardware system for no upfront charge, does not have standalone value as the deliverables must function together to have standalone value. Therefore, revenue generated from sales of these solutions is recognized ratably over the term of the agreement.

The Company’s process for determining its ESP considers multiple factors that may vary depending upon the unique facts and circumstances related to each deliverable. Key factors considered by the Company in developing the ESPs include prices charged by the Company for similar offerings, historical pricing practices, pricing of competitive alternatives if they exist, adjusted for differences in product specifications, product-specific business objectives and the life cycle of the solution. The Company may modify its pricing practices in the future, which could result in changes to the determination of VSOE, TPE and ESP. As a result, the Company’s future revenue recognition for multiple-element arrangements could differ materially from its results in the current period. ESPs are analyzed on an annual basis or more frequently if significant fluctuations in the EPSs occur.

Revenue Recognition for Software Products

The Company accounts for multiple-element arrangements that consist only of software or software-related products, including the Company’s add-on product offerings, in accordance with industry specific accounting guidance for software and software-related transactions, ASU 985-605. Revenue generated from the sale of add-on product offerings is recognized ratably over the agreement as it is delivered to the customer.

Other Revenue Recognition Policies Applicable to Software and Nonsoftware Elements

Many of the Company’s software arrangements include services, such as implementation, installation, training and professional services, which are sold separately under engagement contracts and are included as a part of the Company’s services business. In certain instances, revenues from these arrangements are accounted for separately from software revenues because the arrangements qualify as services transactions as defined in ASC 985-605. The significant factors considered in determining whether the revenues should be accounted for separately include the nature of services (i.e. consideration of whether the services are essential to the functionality of the hardware system or software subscription), degree of risk, availability of services from other vendors or timing of payments and impact of milestones. Revenues generated from services are generally recognized as the services are performed. If there is a significant uncertainty about the project completion or receipt of payment for the services performed, revenues are deferred until the uncertainty is sufficiently resolved.

Finally, the Company has entered into agreements with third-party providers to extend the benefits of solutions throughout the customer’s supply chain. The Company recognizes revenue generated under the aforementioned agreements in accordance with ASC 605-45, Revenue Recognition – Principal Agent Considerations (ASC 605-45), based upon the terms of each partnership agreement.

Shipping and Handling Costs

Amounts billed to customers for shipping and handling are recorded as hardware systems revenue in the accompanying consolidated statements of operations. Shipping and handling costs incurred by the Company for the delivery of goods to customers are included as a cost of goods sold in the accompanying consolidated statements of operations.

Research and Development

The Company conducts research and development (R&D) activities, which consist primarily of the development of new solutions and additional functionality on existing solutions in order to meet our customers’ current and anticipated future needs. R&D costs are expensed as incurred. R&D expenditures during fiscal 2011 and 2010 were $11.1 million and $6.5 million, respectively.

Advertising Costs

Advertising costs consist of the combination of traditional advertising, social media campaigns, promotional items and trade show expenses and are expensed as incurred. Advertising costs, which are included in the line item entitled selling, general and administrative expenses in the accompanying consolidated statements of operations, were $1.3 million and $1.1 million in fiscal 2011 and 2010, respectively.

Stock-Based Compensation

The Company accounts for stock-based employee compensation plans, on a fair value basis, in accordance with the provisions of ASC 718, Compensation – Stock Compensation (ASC 718). The estimated grant date fair value of each option award is recognized in the accompanying consolidated statements of operations on a straight-line basis over the requisite service period (generally the vesting period). The estimated fair value of each option award is calculated using the Black-Scholes option-pricing model. From time to time, the Company has elected to modify the terms of the original grant. These modified grants are accounted for as a new award and measured using the fair value method, resulting in the inclusion of additional compensation expense. Restricted stock awards and restricted stock units are recorded as compensation cost on a straight-line basis over the requisite service periods based on the market value on the date of grant.

Income Taxes

The Company accounts for income taxes in accordance with the provisions of ASC 740-10, Income Taxes – Overall (ASC 740-10). ASC 740-10 requires that deferred tax assets and liabilities are recognized for the expected future tax consequences of differences between the carrying amounts of assets and liabilities and their respective tax basis using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the consolidated statement of operations in the period when the change is enacted. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Changes in valuation allowances from period to period are included in the tax provision in the period of change.

The Company recognizes the effect of income tax positions only if those positions are more likely than not to be sustained. Recognized income tax positions are measured at the largest amount that is greater than 50 percent likely of being realized. Changes in recognition or measurement are reflected in the consolidated statement of operations in the period in which the change in judgment occurs.

Net Loss per Common Share

Basic loss per common share is computed by dividing net loss applicable to common shareholders by the weighted average number of common shares outstanding for the period. Generally, diluted net income per common share reflects the potential dilution that could occur if securities or other obligations to issue common stock such as options, restricted stock awards, restricted stock units, warrants or convertible preferred stock, were exercised or converted into common stock that then shared in the earnings of the Company. However, diluted net loss per common share is equal to basic net loss per common share for all periods presented because the effect of including such securities or obligations would have been antidilutive.

Potentially dilutive securities representing 16.5 million and 12.9 million shares of common stock outstanding as of September 30, 2011 and 2010, respectively, were excluded from the computation of diluted earnings per share because their effect would have been antidilutive.

Cash Equivalents

All highly liquid investments with original maturities of three months or less when purchased are classified as cash equivalents

Allowance for Doubtful Accounts

The Company grants credit to customers in the normal course of business. Credit is extended based on an evaluation of a customer’s financial condition. Accounts receivable are typically due from customers within 30 days and are stated at amounts net of an allowance for doubtful accounts. Balances outstanding for a period longer than the contractual payment terms are considered past due. Estimates used in determining the allowance for doubtful accounts are based on historical collection experience, current trends, aging of accounts receivable and periodic credit evaluations of the customers’ financial condition. The Company reserves for accounts receivable when they are determined to be uncollectible by increasing bad debt expense, which is included in selling, general and administrative expense within the accompanying consolidated statements of operations. Payments subsequently received, or otherwise determined to be collectible, are treated as recoveries that reduce bad debt expense.

Concentration of Credit Risk

Financial instruments that are potentially subject to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company’s cash and cash equivalents may, at times, exceed Federal Deposit Insurance Corporation insurance limits. The Company has not experienced any losses in such accounts.

The majority of the Company’s accounts receivable is due from companies with fleet trucking operations in a variety of industries. In general, the Company does not require collateral or other security to secure accounts receivable. The risk with respect to accounts receivable is mitigated by credit evaluations performed on customers, the short duration of payment terms for the majority of the Company’s customer contracts and by the diversification of the customer base. No single customer’s receivable balance exceeded 10.0 percent of total net receivable balances as of September 30, 2011 and 2010, respectively.

Major Customers

The Company sells large orders to individual fleets and may be dependent upon a few major customers each year whose volume of purchases is significantly greater than that of other customers. During fiscal 2011, no single customer accounted for 10.0 percent or more of the Company’s total revenues. However, one customer accounted for 14.1 percent of the Company’s total revenue in fiscal 2010. Although the Company has experienced growth in its customer base, it is still dependent on present customers’ continued hardware systems purchases to equip and upgrade their fleets, as well as the related recurring software subscription revenue.

Major Suppliers

While current vendors are meeting the Company’s quality and performance expectations, the Company believes that a disruption in the supply of various hardware system components, many of which are supplied by separate single vendors, would affect the Company’s ability to deliver finished goods and replacement parts.

Fair Value of Financial Instruments

The Company performs fair value measurements in accordance with the guidance provided by ASC 820, Fair Value Measurements and Disclosures (ASC 820). ASC 820 defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities, which are required to be recorded at fair value, the Company considers the principal or most advantageous market in which the Company would transact and considers assumptions that market participants would use when pricing the assets or liabilities, such as inherent risk, transfer restrictions and risk of nonperformance.

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

The Company’s valuation techniques used to measure the fair value of money market funds were derived from quoted prices in active markets for identical assets or liabilities. The valuation techniques used to measure the fair value of the contingent earn-out liability, were based on quoted market prices and significant inputs derived from or corroborated by observable market data.

The Company has money market fund assets and a contingent earn-out liability to non-accredited U.S. shareholders that are carried at fair value. The following paragraphs provide additional information regarding the valuation of these balances, on a recurring basis as of September 30, 2011 and 2010.

Money Market Funds

The Company maintained money market funds, which are included in cash and cash equivalents in the accompanying consolidated balance sheets of $11.0 million and $13.0 million as of September 30, 2011 and 2010, respectively. The valuation techniques used to measure the fair value of the Company’s money market funds, which were classified as Level 1, were derived from quoted market prices as substantially all of these instruments have maturity dates (if any) within one year from the date of purchase and active markets for these instruments exist. There were no material transfers in or out of Level 1 during the fiscal year ended September 30, 2011.

Contingent Earn-out Liability

The Company recorded a contingent earn-out liability, which was included in debt obligations in the accompanying consolidated balance sheets of $48,000 and $0.2 million as of September 30, 2011 and 2010, respectively. The Company’s valuation techniques used to measure the fair value of the contingent earn-out, which were classified as Level 2, were based on the stock price on the date of the Turnpike acquisition and the estimated probability of earn-out target achievements. The change in the contingent earn-out liability has been summarized in the rollforward below (in thousands):

Balance as of September 30, 2010	$181
Add:
Interest accrued on remaining contingent earn-out obligations	5
Less:
Cash payments of fiscal 2010 earn-out	(70)
Reversal of unearned cash portion of fiscal 2011 contingent earn-out	(68)

Balance as of September 30, 2011	$48

Inventories

Inventories are stated at the lower of cost, computed using the average cost method, which approximates the first-in, first-out method, or market. Inventories are comprised of various components and finished goods.

Debt Financing Costs

Debt financing costs are amortized to interest expense over the term of the related financing agreement on a straight-line basis, which approximates the effective interest method. In the first quarter of fiscal 2010, the Company paid the outstanding balance on its line of credit and term loan associated with the acquisition of GeoLogic and charged the remaining unamortized balance of the related debt financing costs of $0.5 million to interest expense on financing activities in the accompanying consolidated statements of operations.

Equipment, Leased Equipment and Leasehold Improvements

Purchased equipment and leased equipment under capital leases are stated at historical cost. Depreciation is computed on a straight-line basis based on the following estimated useful lives:

Years
Engineering and SaaS equipment	3 to 5
Office furniture and equipment	3 to 5
RouteTracker assets	2 to 3
Leasehold improvements	1 to 4

Significant improvements that extend the lives of assets are capitalized. Costs for repairs and maintenance are charged to expense as incurred. When an asset is retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and any related gains or losses are included in selling, general and administrative expense within the accompanying consolidated statements of operations.

The Company evaluates the recoverability of long-lived assets in accordance with ASC 360-10, Property, Plant, and Equipment – Overall (ASC 360-10), when events or changes in circumstances occur that indicate that the carrying value of the asset or asset group may not be recoverable. The assessment of possible impairment is based on the Company’s ability to recover the carrying value of the asset or asset group from the expected future pre-tax cash flows (undiscounted and without interest charges) of the related operations. If these cash flows are less than the carrying value of such asset or asset group, an impairment loss is recognized for the difference between estimated fair value and carrying value. The measurement of impairment requires the Company to estimate future cash flows and the fair value of long-lived assets.

Capitalized Development Costs

Product development costs are expensed as incurred until technological feasibility is established, at which point the costs are capitalized in accordance with ASC 350-40-35, Internal-Use Computer Software Marketed Costs (ASC 350-40-35). Capitalized product development costs are primarily comprised of charges from external service providers. Amortization of capitalized product development costs is recorded as a cost of goods sold beginning when the product is first released for sale to the general public. Amortization is computed using the ratio of current units of the product sold to the total of current units sold and anticipated future unit sales.

As of September 30, 2011 and 2010, there was $0.4 million of capitalized product development costs reflected in the line item entitled other assets in the accompanying consolidated balance sheets. Amortization of capitalized product development costs of $18,200 was recorded as a cost of goods sold in the accompanying statement of operations for fiscal 2011.

Product development costs that do not meet the capitalization criteria of ASC 350-40-35 are charged to research and development expense as incurred.

Goodwill and Identifiable Intangible Assets

Goodwill

Goodwill represents the excess of the cost of acquired businesses over the fair value of identifiable tangible net assets and identifiable intangible assets purchased, in accordance with ASC 350-20, Intangibles – Goodwill and Others (ASC 350-20).

Goodwill is tested at least annually for impairment and is tested for impairment more frequently if events or changes in circumstances indicate that the asset might be impaired. The impairment test is performed using a two-step process. In the first step, the fair value of the reporting unit is compared with the carrying amount of the reporting unit, including goodwill. If the estimated fair value is less than the carrying amount of the reporting unit, an indicator that goodwill impairment exists and a second step must be completed in order to determine the amount of the goodwill impairment, if any, that should be recorded. In the second step, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation.

The fair value of the Company’s single reporting unit is determined using a market capitalization approach. Use of the market capitalization approach consists of a comparison of the value of the ownership interest that the shareholders maintain in the Company to the recorded value of equity. Actual results may differ from those used in the Company’s valuation as this non-recurring fair value measurement is a “Level 3” measurement under the fair value hierarchy described above.

The first assumption included in the development of the market capitalization analysis was the ability of the Company’s stock price to accurately reflect the value of the Company. The second assumption was the time period used in calculating the average stock price, which served as the basis for the analysis.

Specifically, a ninety-day average was used as of the measurement date to mitigate the impact of a thinly traded stock. Due to the decline in the Company’s stock price subsequent to the measurement date, the Company utilized a shorter period to assess the impact of the falling stock price. The use of a shorter period in calculating the average stock price served to reduce the amount by which the calculated fair value exceeded the carrying value; however, not to a point that indicated an impairment. The Company is aware that a continued decline in its stock price may result in the Company failing step one using the market capitalization analysis, at which point the Company will need to assess whether (i) the stock price continues to be a relevant factor in determining the fair value of the Company or (ii) the Company should move to step two in the first quarter of fiscal 2012.

The Company completed its annual impairment testing on the first day of the fourth quarter of fiscal 2011 and concluded that no impairment existed.

Identifiable Intangible Assets

The Company’s primary identifiable intangible assets include customer and reseller relationships, acquired technology, and a trademark. The Company amortizes its identifiable intangibles with finite lives on a straight-line basis over their expected lives. Identifiable intangible assets that are subject to amortization are evaluated for impairment, in accordance with ASC 360-10, whenever events or changes in circumstances occur that indicate that the carrying value of the asset or asset group may not be recoverable. The assessment of possible impairment is based on the Company’s ability to recover the carrying value of the asset or asset group from the expected future pre-tax cash flows (undiscounted and without interest charges) of the related operations. If these cash flows are less than the carrying value of such asset or asset group, an impairment loss is recognized for the difference between estimated fair value and carrying value. The measurement of impairment requires the Company to estimate future cash flows and the fair value of the identifiable intangible assets.

As of September 30, 2011, the value of the Company’s goodwill and identifiable intangible assets was $28.6 million and represented 43.5 percent of total assets. If the Company experiences revenue declines, continuing operating losses or does not meet operating forecasts, the Company may be subject to future impairments. Additionally, changes in assumptions regarding the future performance of the Company’s businesses, or significant declines in the stock price or the market as a whole could result in additional impairment indicators. Because of the significance of the Company’s goodwill and identifiable intangible assets, any future impairment of these assets could have a material and adverse effect on the Company’s financial results.

Warranties

The Company provides warranty policies on its solutions. Liability under the warranty policies is based upon a review of the number of units sold, historical and anticipated claim experience and cost per claim. Adjustments are made to accruals as claim data and historical experience warrant.

As of September 30, 2011 and 2010, the Company had accruals for warranties of $0.8 million and $1.0 million, respectively. These amounts are included in the line item entitled accrued expenses in the accompanying consolidated balance sheets.

Segment Reporting

The Company operates as a single reportable segment. Factors used to identify the single operating segment include the financial information available for evaluation by the chief operating decision maker in making decisions about how to allocate resources and assess performance.

The Company’s Canadian subsidiary accounted for 3.7 percent of the Company’s total revenue for fiscal 2011, and had $17.4 million of long lived assets as of September 30, 2011. The Company’s Canadian subsidiary accounted for 4.3 percent of the Company’s total revenue for fiscal 2010, and had $18.5 million of long lived assets as of September 30, 2010.

Foreign Currency Translation

The financial statements of subsidiaries located outside of the U.S. are measured using the local currency as the functional currency. Assets and liabilities of these subsidiaries are translated at the rates of exchange at the balance sheet date. Income and expense items are translated using the average exchange rates during the period. The resultant translation adjustments are included in accumulated other comprehensive income, a separate component of shareholders’ equity.

Recently Issued Accounting Standards

Disclosure Requirements Related to Fair Value Measurements: In May 2011, the FASB issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (ASU 2011-04), which provides guidance clarifying how to measure and disclose fair value. This guidance amends the application of the “highest and best use” concept to be used only in the measurement of fair value of nonfinancial assets, clarifies that the measurement of the fair value of equity-classified financial instruments should be performed from the perspective of a market participant who holds the instrument as an asset, clarifies that an entity that manages a group of financial assets and liabilities on the basis of its net risk exposure can measure those financial instruments on the basis of its net exposure to those risks and clarifies when premiums and discounts should be taken into account when measuring fair value. The fair value disclosure requirements also were amended.

The amendments in this ASU are effective for fiscal years or interim periods within those years, beginning after December 15, 2011. Early application by public entities is not permitted. The Company will adopt the methodologies prescribed by this ASU by the date required, and does not anticipate that the ASU will have a material effect on its financial position or results of operations.

Presentation of Comprehensive Income: In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income (ASU 2011-05), which provides an entity with the option to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income and a total amount for comprehensive income. This ASU eliminates the option to present the components of other comprehensive income as part of the statement of changes in shareholders’ equity. The amendments in this ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income.

The amendments in this ASU should be applied retrospectively. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted, because compliance with the amendments is already permitted. The amendments do not require any transition disclosures. The Company will adopt the ASU retrospectively by the date required, and does not anticipate that the ASU will have a material effect on its financial position or results of operations.

Testing of Goodwill for Impairment: In September, 2011, the FASB issued ASU 2011-08, Testing Goodwill for Impairment (ASC 350, Intangibles – Goodwill and Other) (ASU 2011-08), which amends the guidance in ASC 350-20 on testing goodwill for impairment. Under the revised guidance, entities testing goodwill for impairment have the option of performing a qualitative assessment before calculating the fair value of the reporting unit (i.e., step one of the goodwill impairment test). If entities determine, on the basis of qualitative factors, that the fair value of the reporting unit is more likely than not less than the carrying amount, the two-step impairment test would be required. The ASU does not change how goodwill is calculated or assigned to reporting units, nor does it revise the requirement to test goodwill annually for impairment. In addition, the ASU does not amend the requirement to test goodwill for impairment between annual tests if events or circumstances warrant; however, it does revise the examples of events and circumstances that an entity should consider.

The amendments in this ASU are effective for fiscal years or interim periods within those years, beginning after December 15, 2011. Early application by public entities is permitted. The Company will adopt the methodologies prescribed by this ASU by the date required, and does not anticipate that the ASU will have a material effect on its financial position or results of operations.

Note 2. Revenue and Cost of Goods Sold Information

The Company operates and manages the business as a single reportable segment. Factors used to identify the single operating segment include the financial information available for evaluation by the chief operating decision maker in making decisions about how to allocate resources and assess performance. For the fiscal years ended September 30, 2011 and 2010, the Company reported the following revenues and related cost of goods sold by type (in thousands):

	$45,800	$45,800
	For the Year Ended September 30,
	2011	2010

Revenue:
Software	$45,800	$42,862
Hardware systems	14,635	21,641
Services	2,596	4,041
Other	—	2,107

Total revenue	$63,031	$70,651

	$45,800	$45,800
	For the Year Ended September 30,
	2011	2010

Cost of goods sold:
Software	$11,575	$10,870
Hardware systems	15,774	20,918
Services	3,385	3,121
Other	(21)	955

Total cost of goods sold	$30,713	$35,864

Software revenue includes monthly subscriptions from the XataNet and Xata Turnpike solutions, monthly fees from the MobileMax solution and activation fees. Hardware systems revenue includes hardware with embedded software and software that can be hosted by the customer, warranty and repair revenue. Services revenue includes training, implementation, installation, and professional services revenue.

Cost of software consists of communication, hosting costs, depreciation of Xata Turnpike RouteTracker units (where the customer selected the no upfront hardware cost option), and direct personnel costs related to network, infrastructure, as well as Xata Turnpike technical support. Cost of hardware systems consists of the direct product costs, warranty costs, product repair costs, and direct personnel costs related to XataNet and MobileMax technical support. Cost of services consists of third-party vendor costs and direct costs related to service personnel.

Note 3. Acquisition of Turnpike Global Technologies, Inc. and Turnpike Global Technologies LLC

On December 4, 2009, the Company acquired all of the outstanding equity of Turnpike for a purchase price at closing consisting of $10.0 million in cash and 833,333 shares of common stock of the Company. Additionally, the Company committed to pay total earn-outs up to an additional 2,500,000 shares of common stock upon achievement by Turnpike of certain performance goals for the 2010, 2011, and 2012 fiscal years. All share-related activity required shareholder approval. On February 17, 2010, the Company’s shareholders approved the transaction and common shares totaling 809,993 were issued to the shareholders of Turnpike, with the value of the remaining 23,340 shares being settled in cash of $70,000 to non-accredited U.S. holders. Prior to shareholder approval, the fair value of the common shares and contingent earn-out was recorded as a long-term obligation of the Company with periodic re-measurement of fair value. The imputed interest on the common shares and the mark to market adjustment for the earn-outs were recorded as charges to acquisition related interest and mark to market in the accompanying consolidated statements of operations.

In connection with financing the acquisition of Turnpike, the Company issued convertible debt totaling $30.2 million. The convertible debt was converted into 10,066,663 shares of Series G Preferred Stock and warrants to purchase 3,019,995 common shares (with an exercise price of $3.00 per share) on February 19, 2010, subsequent to shareholder approval. The convertible debt carried an interest rate of 14.0 percent per annum. The Company used proceeds from the convertible debt for the purchase of Turnpike, payment of transaction costs, repayment of debt facilities associated with the acquisition of GeoLogic and to pay a litigation settlement. The remaining proceeds are being utilized for working capital needs and future growth. The interest on the convertible debt while it was outstanding was included in interest expense on financing activities in the accompanying consolidated statements of operations.

The components of the purchase price and the allocation to the assets and liabilities based on their estimated fair values at the date of acquisition are as follows (in thousands):

Cash		$10,000
Stock (1)		2,477
Earn-out (2)		6,297

Total purchase price		$18,774

Cash	$548
Accounts receivable, less allowances for doubtful accounts	943
Prepaid expenses	348
Equipment, leased equipment and leasehold improvements, net	1,419
Deferred tax asset	328
Accounts payable	(609)
Accrued expenses	(510)
Deferred tax liabilities	(1,764)
Capital lease obligations	(1,681)

Net liabilities		(978)
Acquired customer contracts and other identifiable intangible assets, net (3)		6,500
Goodwill		13,252

Total		$18,774

(1)	Stock amount calculated using the fair market value on the date of acquisition based on the present value of the 833,333 shares of common stock at a stated value of $3.00.
(2)	Earn-out potential of an additional 833,333 shares of common stock after the end of each of the 2010, 2011, and 2012 fiscal years. The amount was calculated using the estimated fair market value on the date of acquisition based on stock price and estimated probability of earn-out target achievements.

(3)	Identifiable Intangible assets:

	Fair Value	Estimated Useful Life
Acquired customer contracts	$1,400	6 years
Acquired technology	2,700	7 years
Reseller relationships	1,500	6 years
Trademark	900	10 years

Total identifiable intangible assets	$6,500

Allocated balances presented above reflect the effect of an immaterial error corrected in fiscal 2011, which resulted in a decrease in deferred tax liabilities of $0.4 million with a corresponding decrease in goodwill that was reflected as of the date of the acquisition.

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

Unaudited pro forma results of operations for the fiscal year ended September 30, 2010, as if the equity raise, debt pay offs, acquisition of Turnpike, shareholder approval, and conversion of the convertible debt and related beneficial conversion all occurred at the beginning of the period indicated is as follows (in thousands, except per share amounts):

Total revenue	$72,305
Net loss to common shareholders	$(32)
Net loss per common share - basic and diluted	$0.00
Weighted average common and common share equivalents - basic and diluted	9,623

Note 4. Equipment, Leased Equipment and Leasehold Improvements

Equipment, leased equipment and leasehold improvements consist of (in thousands):

	September 30,
	2011	2010

Engineering and SaaS equipment	$8,888	$5,963
Office furniture and equipment	844	1,034
RouteTracker assets	5,435	2,439
Leasehold improvements	2,600	2,416
Assets not placed in service	973	36

	18,740	11,888
Less: accumulated depreciation	(9,585)	(6,090)

Equipment, leased equipment and leasehold improvements, net	$9,155	$5,798

Depreciation on SaaS and RouteTracker assets of $2.4 million and $1.2 million was recorded as a cost of goods sold in the accompanying consolidated statements of operations for the fiscal years ended September 30, 2011 and 2010, respectively.

Depreciation expense for all other assets, included in selling, general and administrative expenses in the accompanying consolidated statements of operations, was $1.3 million and $1.4 million for the fiscal years ended September 30, 2011 and 2010, respectively.

Note 5: Goodwill and Identifiable Intangible Assets

The changes in the net carrying amount of goodwill for the fiscal years ended September 30, 2011 and 2010 were as follows (in thousands):

Balance at September 30, 2009	$3,011
Goodwill from acquisition of Turnpike	13,252
Foreign currency translation adjustment	372

Balance at September 30, 2010	16,635
Foreign currency translation adjustment	(161)

Balance at September 30, 2011	$16,474

Included in the line item entitled “Goodwill from acquisition of Turnpike” above is the effect of an immaterial error corrected in fiscal 2011 related to the previous accounting treatment for the acquisition. The correction resulted in a decrease in deferred tax liabilities of $0.4 million with a corresponding decrease in goodwill that was reflected as of the date of the acquisition.

Identifiable intangible assets subject to amortization were as follows as of September 30, 2011 (in thousands):

	Weighted Average Life (years)	Cost	Accumulated Amortization	Foreign Currency Translation Adjustment	Net
Acquired customer contracts	7.8	$14,900	$(6,637)	$39	$8,302
Acquired technology	7.0	2,700	(744)	70	2,026
Reseller relationships	6.0	1,500	(482)	41	1,059
Trademark	10.0	900	(174)	22	748
Other identifiable intangibles	7.0	49	(26)	—	23

Total	7.7	$20,049	$(8,063)	$172	$12,158

Identifiable intangible assets subject to amortization were as follows as of September 30, 2010 (in thousands):

	Weighted Average Life (years)	Cost	Accumulated Amortization	Foreign Currency Translation Adjustment	Net

Acquired customer contracts	7.8	$14,900	$(4,699)	$40	$10,241
Acquired technology	7.0	2,700	(328)	77	2,449
Reseller relationships	6.0	1,500	(213)	43	1,330
Trademark	10.0	900	(77)	28	851
Other identifiable intangibles	7.0	49	(19)	—	30

Total	7.7	$20,049	$(5,336)	$188	$14,901

Amortization of acquired technology of $0.4 million and $0.3 million was recorded as a cost of goods sold in the accompanying consolidated statement of operations for the fiscal years ended September 30, 2011 and 2010, respectively. Amortization expense of all other identifiable intangible assets, included in selling, general and administrative expenses in the accompanying consolidated statement of operations, was $2.3 million for each of the fiscal years ended September 30, 2011 and 2010.

Future amortization expense, as of September 30, 2011, is expected to be as follows (in thousands):

Years ending September 30,
2012	$2,670
2013	2,670
2014	2,670
2015	2,665
2016	1,128
Thereafter	355

Total expected amortization expense	$12,158

Note 6. Supplemental Cash Flow Information

The following table summarizes supplemental cash flow information (in thousands):

	For the Year Ended September 30,
	2011	2010

Cash payments for interest	$265	$533
Assets acquired under capital lease obligation	3,048	516
Assets acquired with other long-term obligations	68	—
Preferred stock deemed dividends	40	1,691
Preferred stock dividends	216	208
Preferred stock dividends paid	214	206
Conversion of debt into Series G preferred stock and warrants	—	30,592
Conversion of Series F preferred stock into common stock	5	—
Contingent common stock earn-out related to purchase of Turnpike	—	6,452
Issuance of common stock of for acquisition of Turnpike	—	2,340
Issuance of common stock of for settlement of contingent earn-out	2,390	—
Reversal of unearned common stock portion of contingent earn-out	2,150	—

Note 7. Financing Arrangements

Debt obligations consist of the following (in thousands):

	September 30,
	2011	2010

Capitalized leases	$3,016	$1,143
Other long-term debt obligations	68	$—
Contingent earn-out	48	181

Total debt obligations	3,132	1,324
Less current portion of debt obligations	1,746	839

Total debt obligations, net of current portion	$1,386	$485

In the first quarter of fiscal 2010, the Company paid the outstanding balance of its revolving line of credit and a term loan that the Company had entered into in connection with financing the acquisition of GeoLogic in January 2008 and cancelled both facilities. Also, in the first quarter of fiscal 2010, the remaining unamortized balance of the related debt financing costs of $0.5 million was charged to interest expense on financing activities within the accompanying consolidated statements of operations.

In connection with financing the acquisition of Turnpike in December 2010, the Company issued convertible debt totaling $30.2 million. On February 19, 2010, the convertible debt was converted into 10,066,663 shares of Series G Preferred Stock and warrants to purchase 3,019,995 common shares. The convertible debt carried an interest rate of 14.0 percent per annum. The interest expense recorded during the fiscal year ended September 30, 2010, was $0.9 million. The Company used proceeds of the convertible debt for the purchase of Turnpike, payment of transactions costs, repayment of debt facilities associated with the acquisition of GeoLogic and to pay a litigation settlement. The remaining proceeds are being utilized for working capital needs and future growth.

The value of common stock relating to the Turnpike acquisition and related contingent earn-outs were treated as debt until shareholder approval was received on February 17, 2010. Subsequently, these amounts were reclassified as equity. These items were re-measured at their fair value at the end of each reporting period and on the date of shareholder approval. Charges for this re-measurement were $0.4 million for the year ended September 30, 2010.

In connection with the acquisition of Turnpike, the Company acquired a Master Lease Agreement with Buffalo City Center Leasing, LLC (BCCL) effective October 1, 2007, for financing of certain equipment used in the Turnpike product offerings. Leases under the Master Lease Agreement have a term of twenty-seven months and effective interest rates of between 16.1 percent and 16.5 percent with monthly payments including principal and interest. The Master Lease Agreement expired on October 4, 2010. The Company entered into the First Amendment to the Master Lease Agreement (the Amendment) on January 7, 2011, which extended the term of the Master Lease Agreement through the end of the lease term of any equipment leased under the Master Lease Agreement.

Effective June 17, 2011, the Company entered into a second Master Lease Agreement with BCCL for the financing of additional equipment used in the Turnpike product offerings. Leases under the second Master Lease Agreement have a term of twenty-one months and effective interest rates of between 10.3 and 15.0 percent with monthly payments including principal and interest. The second Master Lease Agreement extends for three years or through the end of the lease term of any equipment leased under the Master Lease Agreement.

The balance of the Company’s capital lease obligation with BCCL, which was included in debt obligations in the accompanying consolidated balance sheets, was $3.0 million and $1.1 million as of September 30, 2011 and 2010, respectively.

Note 8. Income Taxes

The (benefit) provision for income taxes consisted of the following (in thousands):

	September 30,
	2011	2010
Currently payable
Federal	$—	$77
State	42	75
International	31	—

Total current taxes	73	152

Deferred
Federal	—	—
State	—	—
International	(981)	(102)

Total deferred taxes	(981)	(102)

Total (benefit) provision for income taxes	$(908)	$50

The reconciliation of the statutory income tax rate to the Company’s effective tax rate is as follows (in thousands):

	September 30,
	2011	2010

Statutory federal rate applied to loss before income taxes	$(1,260)	$(493)
State income tax benefit	(16)	(34)
Stock-based compensation	172	180
Acquisition costs	—	313
Debt financing costs	—	96
Meals and entertainment	52	39
Change in valuation allowance	(179)	(596)
Research and development credit	(139)	(20)
Alternative minimum tax	—	82
Section 382 limitation adjustment	—	572
State net operating loss true up	528	—
Other	(66)	(89)

	$(908)	$50

Deferred taxes arise because of different treatment between financial statement accounting and tax accounting, known as “temporary differences.” The Company records the tax effect of these temporary differences as “deferred tax assets” (generally items that can be used as a tax deduction or credit in future periods) and “deferred tax liabilities” (generally items for which the Company receives a tax deduction but the tax impact has not yet been recorded in the accompanying consolidated statements of operations).

Deferred taxes were classified in the accompanying consolidated balance sheets as follows (in thousands):

	September 30,
	2011	2010
Current deferred tax assets:
Inventory and warranty reserve	$548	$568
Accrued expenses, deferred revenue and other	872	3,921
Accounts receivable and sales reserve	137	147

	1,557	4,636

Non-current deferred tax assets:
Depreciation and amortization	999	1,279
Tax credit carryforwards	2,509	1,869
Net operating loss carryforwards	16,447	14,253
Identifiable intangible assets	(3,929)	(5,170)

	16,026	12,231

Total deferred tax asset	17,583	16,867
Less: valuation allowance	(18,179)	(18,359)

Net deferred tax liability	$(596)	$(1,492)

Included in the line item entitled “Identifiable intangible assets” above is the effect of an immaterial error corrected in fiscal 2011 related to the previous accounting treatment for the acquisition. The correction resulted in a decrease in deferred tax liabilities of $0.4 million with a corresponding decrease in goodwill that was reflected as of the date of the acquisition.

The Company periodically reviews the valuation allowance it has established on its deferred tax assets. Realization of deferred tax assets is dependent on future taxable income during periods when deductible temporary differences and carryforwards are expected to be available to reduce taxable income. The Company has incurred net operating losses since inception, but has not reflected any benefit of such net operating loss carryforwards in the accompanying consolidated financial statements. Given the Company’s history of losses and the uncertainty of projecting future taxable income, the Company has provided a full valuation allowance against its domestic deferred tax assets as of September 30, 2011, and 2010, respectively. The amount of the net deferred tax asset considered realizable could be increased in the future if the Company returns to profitability and it becomes more likely than not that these amounts would be realized.

As of September 30, 2011, the Company had gross federal net operating loss carryforwards of $57.7 million, which are schedule to expire from 2011 through 2030. Approximately $31.1 million of net operating loss carryforwards were acquired with the acquisition of GeoLogic. The usage of the acquired net operating losses is limited in accordance with the provisions of Section 382 of the Internal Revenue Code. Accordingly, only $18.6 million of the acquired net operating loss carryforwards are available for use. Therefore, of the $57.7 million of net operating loss carryforwards, the Company will be able to utilize $45.2 million from 2011 through 2030.

As of September 30, 2011, the Company also had tax credit carryforwards of $2.0 million.

In 2011 and 2010, the Company recognized no tax benefit or liabilities for uncertainties related to prior and current year income tax positions, which were determined to be immaterial.

The Company currently has no income tax payable balance for unrecognized tax benefits, and accordingly, there is no interest or penalties recorded on the accompanying consolidated balance sheets for such items. However, as discussed above, the value of GeoLogic Solutions, Inc. net operating loss carryforwards have been reduced by $12.5 million based on limitations on their use pursuant to Section 382 of the Internal Revenue Code. The Company is currently open to audit under the statute of limitations by the Internal Revenue Service and the appropriate state income taxing authorities from 1995 to 2010 due to the net operating loss carryforwards from those years.

Note 9. Commitments and Contingencies

Operating Lease Commitments

The Company leases its offices, warehouse, and certain office equipment under noncancelable operating leases, which generally have escalating rentals over the term of the lease. The facility leases require that the Company pay a portion of the real estate taxes, maintenance, utilities and insurance (collectively, “common area costs”).

Future minimum lease commitments under these noncancelable operating leases, excluding common area costs, as of September 30, 2011, are as follows (in thousands):

Years ending September 30,
2012	$705
2013	685
2014	653
2015	231
2016	57
Thereafter	—

Total	$2,331

Rental expense, including common area costs, was $1.2 million and $1.5 million for the fiscal years ended September 30, 2011 and 2010, respectively.

401(k) Plan

The Company has a 401(k) plan covering all U.S. employees who meet certain age requirements. Under the plan, eligible U.S. employees may voluntarily contribute a percentage of their eligible compensation. The Company matches contributions made by employees who meet certain eligibility and service requirements. The Company’s matching contribution is 50 percent of eligible employee contributions for the first 6 percent of eligible compensation.

Matching contributions for each of the fiscal years ended September 30, 2011 and 2010, totaled $0.4 million.

Purchase Commitments

From time to time in the ordinary course of the business the Company enters into purchase commitments for inventory, third party software licenses, etc. The Company evaluates these commitments on a quarterly basis to ensure that all commitments made will be realized in the ordinary course of business given the terms of the commitment and that no event has occurred that has impaired such commitment.

As of September 30, 2011, the Company had an outstanding commitment to purchase $6.9 million of hardware systems components. As of September 30, 2011, the Company believes that the commitments made will be achieved over the terms established.

Legal

Xata has been named a defendant in a lawsuit in the United States District Court, Northern District of Texas. The plaintiffs allege Xata created and sold electronic position-based fleet management and tracking systems that infringe on the plaintiff’s patents. Previously, the plaintiff had named 241 trucking companies in various lawsuits across the United States alleging the companies used the systems complained of. Some of these companies are, or were, customers of Xata; therefore Xata is obligated to defend the cases. Xata filed a declaratory judgment lawsuit against the plaintiff in the United States District Court of Minnesota alleging the plaintiff’s cases against the individual trucking companies were invalid and seeking to have all cases consolidated in one jurisdiction. As a result, all cases have now been consolidated in Minnesota. The plaintiff is seeking financial damages in a nonspecific amount, but exceeding $75,000.

The Company records liabilities for an estimated loss from a loss contingency where the outcome of the matter is probable and can be reasonably estimated. Factors that are considered when determining whether the conditions for accrual have been met include the (a) nature of the litigation, claim, or assessment, (b) progress of the case, including progress after the date of the financial statements but before the issuance date of the financial statements, (c) opinions of legal counsel and (d) management’s intended response to the litigation, claim, or assessment. Where the reasonable estimate of the probable loss is a range, the Company records the most likely estimate of the loss. When no amount within the range is a better estimate than any other amount, however, the minimum amount in the range is accrued. Gain contingencies are not recorded until realized. As of September 30, 2011 and 2010, there were no reserves recorded for loss contingencies.

While the Company believes that a material adverse impact on its consolidated financial position, results of operations, or cash flows from any such future charges is unlikely, given the inherent uncertainty of litigation, a remote possibility exists that a future adverse ruling or unfavorable development could result in future charges that could have a material adverse impact. The Company does and will continue to periodically reexamine its estimates of probable liabilities and any associated expenses and receivables and make appropriate adjustments to such estimates based on experience and developments in litigation. As a result, the current estimates of the potential impact on its consolidated financial position, results of operations and cash flows for the proceedings and claims could change in the future.

Note 10. Shareholders’ Equity

Common Stock

The Company is authorized to issue up to 100,000,000 shares of common stock.

Preferred Stock

The Company has authorized an undesignated class of preferred stock of 50,000,000 shares. The Board of Directors can issue preferred stock in one or more series and fix the terms of such stock without shareholder approval. Preferred stock may include the right to vote as a series on particular matters, preferences as to dividends and liquidation, conversion and redemption rights and other preferential provisions.

Series B

In December 2003, the Company’s Board of Directors authorized the sale of up to 1,700,000 shares of Series B Preferred Stock through a private placement. Pursuant to a Stock Purchase Agreement entered into in December 2003 with Trident Capital Management-V, LLC and its affiliates (collectively, “Trident Capital”) the Company sold 1,613,000 shares of Series B Preferred Stock for $4.1 million, or $2.54 per share. Each share of the Preferred Stock is convertible into one share of the Company’s common stock. The price per share of the Series B Preferred Stock and the conversion price for the common stock were equal to the “market value” of the common stock (as defined in the NASDAQ Stock Market Rules) on the date of execution of the definitive agreements. The Series B Preferred Stock pays a cumulative dividend of 4.0 percent of the original issue price per annum (payable semi-annually) on each outstanding share of Series B Preferred Stock. The dividend is payable in additional shares of Series B Preferred Stock or cash, at the option of the holders and maintains a non-participating preferred liquidation right equal to the original issue price, plus accrued unpaid dividends. The Series B Preferred Stock provides that the Company cannot pay dividends to the holders of any other capital stock unless and until the Company has paid dividends accrued on the Series B Preferred Stock.

The Company issued Trident Capital 5-year warrants for 451,000 shares of its common stock at an exercise price of $3.17 per share in conjunction with the sale of the Series B Preferred Stock. The aggregate purchase price of the warrants was $56,000. The warrants permit “cashless exercise.” All unexercised warrants expired in fiscal 2009.

In connection with the aforementioned transactions, the Company recognized a one-time, non-cash deemed dividend of $0.6 million relating to the beneficial conversion portion of the preferred stock. The beneficial conversion portion was determined by allocating the Trident Capital proceeds on a fair value basis between the preferred stock and the warrants. The amount of the deemed dividend was the difference between the deemed fair value of the Series B Preferred Stock and the purchase price on the date of the transaction. The deemed dividend was recorded as an addition to preferred stock with a corresponding increase to accumulated deficit. The addition was recognized at the date of issuance of the preferred stock, the same date at which the shares were eligible for conversion.

The placement agent for the Trident Capital investment received as consideration a $0.3 million cash fee and 7-year warrants for purchase of an aggregate of 163,000 shares of the Company’s common stock (130,000 shares at $2.54 per share and 33,000 shares at $3.17 per share). These warrants permit “cashless exercise” and provide the holders with piggyback registration rights. All unexercised warrants expired in fiscal 2011.

In fiscal 2011 and 2010, the Company issued 84,000 and 81,000 shares, respectively, of Series B Preferred Stock to Trident Capital for payment of accrued dividends. Based on the market value of the Company’s common stock on the date of the dividend payment, the payment of the dividend in additional shares of Series B Preferred Stock resulted in a non-cash dividend of $0.2 million in each of the fiscal years ended September 30, 2011 and 2010.

The Series B Preferred Stock is redeemable at the option of Trident Capital at 100 percent of the original purchase price plus accrued and unpaid dividends at any time after five years from the date of issuance, or at any time if there is a significant adverse judgment against the Company, the Company defaults on its debts or files for bankruptcy or in the event of a change of control. However, the Company may decline to redeem any or all of the Preferred Stock at its sole option and discretion, and in such case the annual cumulative dividend on the Series B Preferred Stock will increase from 4.0 percent to 10.0 percent. In the event that upon a change of control the Company does not have sufficient funds to redeem any or all of the Series B Preferred Stock the annual cumulative dividend on the Series B Preferred Stock will increase from 4.0 percent to 6.0 percent. The Company may redeem the Series B Preferred Stock at its option after five years from the date of issuance if the market price of its common stock is greater than three times the conversion price on each of the sixty consecutive days prior to the redemption date.

There were 2,168,773 shares and 2,084,557 shares issued and outstanding as of September 30, 2011 and 2010, respectively.

Series C

In August 2005, the Company’s Board of Directors authorized the sale of up to 1,400,000 shares of Series C Preferred Stock through a private placement. Pursuant to a Stock Purchase Agreement entered into in September 2005 with Trident Capital, the Company sold 1,269,000 shares of Series C Preferred Stock for $5.0 million, or $3.94 per share. Each share of the Series C Preferred Stock is convertible into one share of the Company’s common stock. The price per share of Series C Preferred Stock and the conversion price for the common stock are equal to the “market value” of the common stock (as defined in the NASDAQ Stock Market Rules) on the date of execution of the definitive agreements. The Series C Preferred Stock does not pay a dividend, unless the Company declines to redeem the stock upon demand of the holders after an Acceleration Event (as defined in the Certificate of Designation of the Series C Preferred Stock). In that case, the Series C Preferred Stock pays a cumulative dividend of 4.0 percent of the original issue price per annum on each outstanding share of Series C Preferred Stock (payable in cash). The Series C Preferred Stock has a non-participating liquidation right equal to the original issue price, plus accrued unpaid dividends which are senior to the Company’s common stock and junior to the Series B Preferred Stock. The Company may redeem the Series C Preferred Stock at its option after five years from the date of issuance at the original issue price, plus accrued unpaid dividends, if the market value of the common stock is at least three times the then effective conversion price for a specified period.

Additionally, the Company issued Trident Capital 5-year warrants to purchase 375,000 shares of its common stock at an exercise price of $3.94 per share. The aggregate fair value of the warrants was $47,000. The warrants permit “cashless exercise.” Subsequently, in connection with the sale of the Company’s Series E Preferred Stock, the Company extended the term of each common stock warrant issued in connection with the purchase of the Company’s Series C Preferred Stock by two years.

In connection with the aforementioned transaction, the Company recognized a one-time, non-cash deemed dividend of $0.4 million relating to the beneficial conversion portion of the preferred stock. The beneficial conversion portion was determined by allocating the Trident Capital proceeds on a fair value basis between the preferred stock and the warrants. The amount of the deemed dividend was the difference between the deemed fair value of the Series C Preferred Stock and the purchase price on the date of the transaction. The deemed dividend was recorded as an addition to preferred stock with a corresponding increase to accumulated deficit. The addition was recognized at the date of issuance of the preferred stock, the same date at which the shares were eligible for conversion.

No broker or placement agent was involved in the placement of the Series C Preferred Stock and no commissions or other compensation was paid.

There were 1,269,036 shares issued and outstanding as of September 30, 2011 and 2010, respectively.

Series D

In May 2007, the Company’s Board of Directors authorized the sale of up to 1,600,000 shares of Series D Preferred Stock through a private placement. Pursuant to a Stock Purchase Agreement entered into in June 2007 with Trident Capital, the Company sold 1,567,000 shares of Series C Preferred Stock for $6.0 million, or $3.83 per share. Each share of the Series D Preferred Stock is convertible into one share of the Company’s common stock. The price per share of Series D Preferred Stock and the conversion price for the common stock are equal to the “market value” of the common stock (as defined in the NASDAQ Stock Market Rules) on the date of execution of the definitive agreements. The Series D Preferred Stock does not pay a dividend, unless the Company declines to redeem the stock upon demand of the holders after an Acceleration Event (as defined in the Certificate of Designation of the Series D Preferred Stock). In that case, the Series D Preferred Stock pays a cumulative dividend of 4.0 percent of the original issue price per annum on each outstanding share of Series D Preferred Stock (payable in cash). The Series D Preferred Stock has a non-participating liquidation right equal to the original issue price, plus accrued unpaid dividends which are senior to the Company’s common stock and junior to the Series B and Series C Preferred Stock. The Company may redeem the Series D Preferred Stock at its option after five years from the date of issuance at the original issue price, plus accrued unpaid dividends, if the market value of the common stock is at least three times the then effective conversion price for a specified period.

Additionally, the Company issued Trident Capital 5-year warrants to purchase 470,000 shares of its common stock at an exercise price of $3.83 per share. The aggregate fair value of the warrants was $59,000. The warrants permit “cashless exercise.” Subsequently, in connection with the sale of the Company’s Series E Preferred Stock, the Company extended the term of each common stock warrant issued in connection with the purchase of the Company’s Series D Preferred Stock by two years.

In connection with the aforementioned transaction, the Company recognized a one-time, non-cash deemed dividend of $0.7 million relating to the beneficial conversion portion of the preferred stock. The beneficial conversion portion was determined by allocating the Trident Capital proceeds on a fair value basis between the preferred stock and the warrants. The amount of the deemed dividend was the difference between the deemed fair value of the Series D Preferred Stock and the purchase price on the date of the transaction. The deemed dividend was recorded as an addition to preferred stock with a corresponding increase to accumulated deficit. The addition was recognized at the date of issuance of the preferred stock, the same date at which the shares were eligible for conversion.

No broker or placement agent was involved in the placement of the Series D Preferred Stock and no commissions or other compensation was paid.

There were 1,566,580 shares issued and outstanding as of September 30, 2011 and 2010, respectively.

Series E and Series F

In February 2010, the Company sold 1,355,857 shares of Series E Preferred Stock for $3.0 million, or $2.22 per share. Each share of the Series E Preferred Stock was converted into one share of the Series F Preferred Stock in April 2010 and the Certificate of Designation for the Series E Preferred Stock was cancelled. Each share of Series F Preferred Stock is convertible into one share of the Company’s common stock. The price per share of Series F Preferred Stock and the conversion price for the common stock are equal to the “market value” of the common stock (as defined in the NASDAQ Stock Market Rules) on the date of execution of the definitive agreements. The Series F Preferred Stock does not pay a dividend, unless the Company declines to redeem the stock upon demand of the holders after an Acceleration Event (as defined in the Certificate of Designation of the Series F Preferred Stock). In that case, the Series F Preferred Stock pays a cumulative dividend of 4.0 percent of the original issue price per annum on each outstanding share of Series F Preferred Stock (payable in cash). The Series F Preferred Stock has a non-participating liquidation right equal to the original issue price, plus accrued unpaid dividends, which is senior to the Company’s common stock and the Series B, Series C, and Series D Preferred Stock. The Company may redeem the Series F Preferred Stock at its option after five years from the date of issuance at the original issue price, plus accrued unpaid dividends, if the market value of the common stock is at least three times the then effective conversion price for a specified period.

Additionally, the Company issued 7-year warrants to purchase 406,759 shares of its common stock at an exercise price of $2.22 per share. Also in connection with this transaction, the Company extended by two years the term of each common stock warrant issued (in connection with the purchase of the Company’s Series C and Series D Preferred Stock). The aggregate fair value of the warrants was $0.5 million, of which $0.1 million related to the modification of the Series C and Series D warrants. The warrants permit “cashless exercise.”

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

As of September 30, 2011 and 2010, respectively, there were 1,353,605 shares and 1,355,857 shares issued and outstanding.

Series G

In December 2010, in connection with financing the acquisition of Turnpike, the Company issued convertible debt totaling $30.2 million. The convertible debt was converted into 10,066,663 shares of Series G Preferred Stock on February 19, 2010, subsequent to shareholder approval. The price per share of Series G Preferred Stock and the conversion price for the common stock was $3.00. The price per share of Series G Preferred Stock and the conversion price for the common stock are equal to the “market value” of the common stock (as defined in the NASDAQ Stock Market Rules) on the date of execution of the definitive agreements. Each share of Series G Preferred Stock is convertible into one share of the Company’s common stock. The Series G Preferred Stock does not pay a dividend, unless the Company declines to redeem the stock upon demand of the holders after five years from the date of issuance, a change in control, or an Acceleration Event (as defined in the Certificate of Designation of the Series G Preferred Stock). In that case, the Series G Preferred Stock pays a cumulative dividend of 4.0 percent of the original issue price per annum on each outstanding share of Series G Preferred Stock (payable in cash). The Series G Preferred Stock has a non-participating liquidation right equal to the original issue price, plus accrued unpaid dividends, which is senior to the Company’s common stock and the Series B, Series C, Series D and Series F Preferred Stock. The Company may redeem the Series G Preferred Stock at its option after five years from the date of issuance at the original issue price, plus accrued unpaid dividends, if the market value of the common stock is at least three times the then effective conversion price for a specified period.

Additionally, as part of the debt conversion, the Company issued 7-year warrants to purchase 3,019,995 shares of its common stock at an exercise price of $3.00 per share. The aggregate fair value of the warrants was $3.9 million. The warrants permit “cashless exercise.”

In connection with the aforementioned transaction, the Company recognized a beneficial conversion feature valued at $1.7 million. The beneficial conversion value was determined by first allocating the proceeds from the convertible debt on a fair value basis between the underlying preferred stock and the warrants and then comparing the fair value of the preferred stock and the computed purchase price on the date of the commitment. The difference between the deemed fair value of the Series G Preferred Stock and the computed purchase price was recorded as the value of the beneficial conversion and was recorded as a debit to the preferred stock and a credit to additional paid in capital at the time of conversion. In addition, the Company recognized a deemed dividend of $1.7 million related to the beneficial conversion feature because the value was available to the holders since the shares were immediately eligible for conversion. The deemed dividend was recorded as an addition to preferred stock with a corresponding increase to accumulated deficit.

No broker or placement agent was involved in the placement of the preferred stock and warrants in this transaction and no commissions or other compensation was paid.

There were 10,066,663 shares issued and outstanding as of September 30, 2011 and 2010, respectively.

Contingent Common Stock Earn-Out

In connection with the acquisition of Turnpike, the Company committed to pay total earn-outs up to an additional 2,500,000 shares of common stock upon the achievement of certain performance goals for the 2010, 2011 and 2012 fiscal years. The Company determined that the fiscal 2010 performance goals were achieved and therefore in December 2010, the Company issued 809,993 shares of common stock to the former shareholders of Turnpike with the value of the remaining 23,340 shares being settled in cash of $70,000 paid to non-accredited U.S. holders.

The Company has determined that the fiscal 2011 performance goals were not achieved. As a result, the value of the 809,993 shares of common stock that were to be issued was reclassified within shareholders’ equity in the accompanying consolidated balance sheets. In addition, the portion scheduled to be settled in cash of $68,000 was recorded as income within the line item entitled interest and other expense in the accompanying consolidated statements of operations.

Note 11. Stock-Based Compensation

In February 2007, the Company adopted the 2007 Long Term Incentive and Stock Option Plan (the 2007 Plan). The 2007 Plan permits the granting of “incentive stock options” meeting the requirements of Section 422 of the Internal Revenue Code of 1986, as amended, and nonqualified options that do not meet the requirements of Section 422. Stock appreciation rights, restricted stock awards, and restricted stock units may also be granted under the 2007 Plan. A total of 500,000 shares of the Company’s common stock were originally reserved for issuance pursuant to equity awards under the 2007 Plan. Subsequently, 1,000,000 shares were approved for addition to the 2007 Plan at the 2010 Annual Shareholders Meeting. The 2007 Plan also has an evergreen provision in which the maximum number of shares that may be issued under the 2007 Plan shall be cumulatively increased on January 1, 2008 and on each January 1 thereafter for nine years by the lesser of (i) 500,000 common shares, (ii) 3.0 percent of the Company’s outstanding common shares, on an as-converted basis, as of the preceding December 31 and (iii) a number of common shares determined by the Board of Directors or Compensation Committee. The Company has 751,102 shares authorized and available for future equity awards as of September 30, 2011.

Stock Options

The Company accounts for stock-based employee compensation plans under the provisions of ASC 718, which requires the measurement and recognition of compensation expense for all stock-based payment awards to employees and directors based on estimated fair values.

On December 19, 2008, pursuant to and in accordance with the recommendation of the Compensation Committee of the Board of Directors of the Company, the Company extended the expiration date of all employee stock options previously issued under the 2007 Long-Term Incentive and Stock Option Plan from five years to ten years. No changes were made to any other terms of the stock options and the exercise prices remained the same. The total impact of this modification was that an additional $75,000 of compensation cost was recognized ratably over the remaining vesting periods of the modified options.

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

	For the Year Ended September 30,
	2011	2010
Number of shares granted	940	503
Fair value per share	$1.17	$1.30
Risk-free interest rate	2.68%	3.02%
Expected volatility	41.33%	42.16%
Expected life (in years)	5.93	5.93
Dividend yield	—	—

The Company estimates the volatility of the common stock at the date of grant based on a historical volatility rate, consistent with ASC 718. The decision to use historical volatility was based upon the lack of traded common stock options. In addition, the expected term is estimated consistent with the simplified method, as identified in ASC 718 for share-based awards granted during fiscal 2011 and 2010. The simplified method calculates the expected term as the average of the vesting and contractual terms of the award. The risk-free interest rate assumption is based on observed interest rates appropriate for the term of the options. The Company uses historical data to estimate pre-vesting option forfeitures and records share-based compensation expense only for those awards that are expected to vest. The fair value of options is amortized over the vesting period of the awards utilizing a straight-line method.

The following tables summarize information relating to stock option activity for fiscal 2011 and 2010 (in thousands, except per share data):

	Shares	Weighted Average Exercise Price

Options outstanding at September 30, 2009	1,905	$3.73
Granted	503	2.89
Exercised	(2)	2.00
Cancelled:
Expired	(25)	5.23
Forfeited	(154)	3.42

Options outstanding at September 30, 2010	2,227	3.55

Granted	940	2.69
Exercised	(18)	2.00
Cancelled:
Expired	(423)	3.91
Forfeited	(244)	2.66

Options outstanding at September 30, 2011	2,482	$3.26

The weighted average grant date fair value of options granted during fiscal years 2011 and 2010 was $2.69 and $2.89, respectively. Total intrinsic value of stock options exercised during fiscal 2011 and 2010 was $12,000 and $3,000, respectively. There was no intrinsic value of outstanding options and options exercisable, respectively, as of September 30, 2011.

Information regarding options outstanding and exercisable as of September 30, 2011 is as follows (in thousands, except per share data):

	Options Outstanding			Options Exercisable
Range of exercise price	Number of Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
$1.85 - $2.99	1,798	8.4	$2.59	646	7.4	$2.51
3.00 - 3.99	87	7.7	3.31	72	7.5	3.32
4.33 - 4.98	35	4.9	4.64	35	4.9	4.64
5.03 - 5.40	562	5.1	5.31	562	5.1	5.31

	2,482	7.6	$3.26	1,315	6.4	$3.81

As of September 30, 2011, there was $0.9 million of total unrecognized compensation costs related to stock option awards. The Company will recognize this cost over the remaining vesting periods of these options. The weighted average period over which the costs will be recognized is 1.6 years.

Restricted Stock Awards

The Company grants restricted shares of common stock as part of its long-term incentive compensation to employees and directors. Fair market values of restricted stock awards are determined based on the closing market price on the date of grant. Restricted stock awards vest over one to three years, and stock may be sold once vested. Restricted stock awards granted to directors vest immediately.

The following table summarizes information relating to restricted stock activity for fiscal 2011 and 2010 (in thousands, except per share data):

	Number of Shares	Weighted Average Grant Date Fair Value
Restricted stock outstanding at September 30, 2009	156	$3.93
Granted	18	3.06
Vested	(92)	3.75
Forfeited	(4)	3.21

Restricted stock outstanding at September 30, 2010	78	3.96
Granted	35	2.85
Vested	(105)	3.49

Restricted stock outstanding at September 30, 2011	8	$5.40

The weighted average grant date fair value of restricted stock awards granted during fiscal years 2011 and 2010, respectively, was $2.85 and $3.06. The total fair value of shares vested during both fiscal years 2011 and 2010 was $0.3 million.

As of September 30, 2011, there was $23,000 of total unrecognized compensation costs related to restricted stock awards. The Company will recognize this cost over the remaining vesting periods of these awards. The weighted average period over which the costs will be recognized is 1.0 year.

Restricted Stock Units

The Company currently grants restricted units of common stock as part of its long-term incentive compensation to employees. Restricted stock units vest over a period of three years. Restricted stock units entitle employees, once vested and settled, to receive shares of the Company’s common stock. Settlement occurs after the earliest to occur (i) five years from the date of issuance, (ii) upon termination of employment or (iii) upon a change in control (as defined in the Restricted Stock Unit Award Agreements). The fair value of restricted stock units is determined based on the closing market price of the Company’s stock on the date of grant.

The following table summarizes information relating to restricted stock unit activity for fiscal 2011 and 2010 (in thousands, except per unit data):

	Number of Shares	Weighted Average Grant Date Fair Value
Restricted stock units outstanding at September 30, 2009	241	$2.00
Granted	174	2.87
Settled	(201)	2.20
Cancelled:
Forfeited	(29)	2.31

Restricted stock units outstanding at September 30, 2010	185	2.55

Granted	269	2.62
Cancelled:
Forfeited	(67)	2.60

Restricted stock units outstanding at September 30, 2011	387	$2.59

In fiscal 2011, 11,000 restricted stock units vested but remained unsettled. The total fair value of restricted stock units vested during fiscal years 2011 and 2010 was $32,000 and $0.4 million.

As of September 30, 2011, there was $0.7 million of total unrecognized compensation costs related to restricted stock units. The Company will recognize this cost over the remaining vesting periods of these units. The weighted average period over which the costs will be recognized is 1.6 years.

In February 2010, the Company had a change in control, as defined in the employee Restricted Stock Unit agreements, due to the issuance of the Series G Preferred Stock. This change in control was a triggering event for the acceleration of the vesting and settlement of a portion of the Company’s outstanding restricted stock units. As a result of this event, the Company recognized a charge of $0.2 million.

Common Stock Warrants

The Company has issued warrants for the purchase of common stock to management, consultants and placement agents. Compensation expense associated with the warrants has not been material and has been recorded as expense at its fair value.

In fiscal 2010, the Company issued 3,020,000 warrants relating to the issuance of Series G Preferred Stock.

The following tables summarize information relating to common stock warrant activity for fiscal 2011 and 2010 (in thousands, except per warrant data):

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Life (years)
Warrants outstanding at September 30, 2009	1,941	$3.34	4.0
Granted	3,020
Cancelled	(10)

Warrants outstanding at September 30, 2010	4,951	3.13	5.1
Cancelled	(179)

Warrants outstanding at September 30, 2011	4,772	$3.13	4.3

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the fiscal year ended September 30, 2011, pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934 (“the Exchange Act”). Based upon their evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the fiscal year ended September 30, 2011, to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosures.

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including the Certifying Officers, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of the fiscal year ended September 30, 2011.

Due to its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2011, that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information required under this Item with respect to directors and executive officers and regarding compliance with Section 16(a) of the Exchange Act is incorporated by reference from our definitive proxy statement including the information under the headings “Proposal 1 – Election of Directors”, “Executive Compensation – Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” for the Annual Meeting of Stockholders.

Our Board of Directors has adopted Xata’s Code of Business Conduct and Ethics and designated it as the code of ethics for the Company’s Chief Executive Officer and senior financial officers. The Code of Business Conduct and Ethics also applies to all employees and directors. A copy of Xata’s Code of Business Conduct and Ethics has been posted on our website at http://www.xata.com/media/docs/xata-code-of-business-conduct-and-ethics.pdf. We intend to satisfy the disclosure requirements under Item 5.05 of Form 8-K regarding amendments to or waivers from, Xata’s Code of Business Conduct and Ethics by posting such information on our website at within four business days following the date of such amendment or waiver.

We are not including the information contained on our website as part of or incorporating it by reference into this report.

Item 11. Executive Compensation

Information required under this Item is incorporated by reference from our definitive proxy statement including the information under the heading “Executive Compensation” for the Annual Meeting of Stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required under this Item is incorporated by reference from our definitive proxy statement including the information under the headings “Equity Compensation Plan Information” and “Principal Shareholders and Ownership of Management” for the Annual Meeting of Stockholders.

Item 13. Certain Relationships and Related Transactions, Director Independence

Information required under this Item is incorporated by reference from our definitive proxy statement including the information under the headings “Certain Relationships and Related Person Transactions” and “Proposal 1 – Election of Directors” for the Annual Meeting of Stockholders.

Item 14. Principal Accountant Fees and Services

Information required under this Item is incorporated by reference from our definitive proxy statement including the information contained under the headings “Principal Accountant”, “Audit Fees”, “Audit Related Fees”, “Tax Fees”, “All Other Fees” and “Audit Fees Pre-Approval Policy” for the Annual Meeting of Stockholders.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) List of documents filed as part of this report:

(1) Financial Statements

(2) Financial Statement Schedules

Schedule II – Valuation and Qualifying Accounts

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(3) Exhibits

The exhibits of this Annual Report on Form 10-K included herein are set forth on the attached Exhibit Index.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Xata Corporation

Dated: December 12, 2011	By:	/s/ John J. Coughlan
John J. Coughlan, Chairman, Chief Executive Officer and President (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Dated: December 12, 2011	By:	/s/ John J. Coughlan
John J. Coughlan, Chairman, Chief Executive Officer and President

Dated: December 12, 2011	By:	/s/ Karen T. Van Lith
Karen T. Van Lith, Director

Dated: December 12, 2011	By:	/s/ Donald R. Dixon
Donald R. Dixon, Director

Dated: December 12, 2011	By:	/s/ Thomas G. Hudson
Thomas G. Hudson, Director

Dated: December 12, 2011	By:	/s/ Roger W. Kleppe
Roger W. Kleppe, Director

Dated: December 12, 2011	By:	/s/ Chad Lindbloom
Chad Lindbloom, Director

Dated: December 12, 2011	By:	/s/ Christopher P. Marshall
Christopher P. Marshall, Director

Dated: December 12, 2011	By:	/s/ Michael J. Paxton
Michael J. Paxton, Director

Dated: December 12, 2011	By:	/s/ Mark E. Claeys
Mark E. Claeys, Director

Dated: December 12, 2011	By:	/s/ Scott G. Christian
Scott G. Christian, Chief Financial Officer (Principal Accounting and Financial Officer)

Schedule II

Xata Corporation

Valuation and Qualifying Accounts

(In thousands)

Description	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts (1)	Deductions (2)	Balance at end of period
Year ended September 30, 2010 deducted from assets accounts:
Accounts receivable allowance for bad debts	$368	$269	$80	$273	$444
Year ended September 30, 2011 deducted from assets accounts:
Accounts receivable allowance for bad debts	444	265	—	331	378

(1)	This amount represents allowance for bad debts established for Turnpike Global Technologies.
(2)	Amounts recorded in fiscal 2010 include $53 for accounts reserved for the Turnpike Global Technologies acquisition.

Exhibit No.	Description of Exhibits

3.1	Third Amended and Restated Articles of Incorporation, as amended through February 27, 2010 (1)

3.2	Restated Bylaws, as amended through February 4, 2009 (2)

4.1	Common Stock Warrant and Series C Preferred Stock Purchase Agreement dated September 7, 2005 (3)

4.2	Common Stock Warrant and Series D Preferred Stock Purchase Agreement dated June 18, 2007 (4)

4.3	Form of Warrant issued to Trident Capital entities in connection with Common Stock Warrant and Series D Preferred Stock Purchase Agreement (5)

4.4	Common Stock Warrant issued to Silicon Valley Bank dated as of January 31, 2008 (6)

4.5	Common Stock Warrant issued to Partners for Growth II, L.P. dated as of January 31, 2008 (7)

4.6	Amended and Restated Investor Rights Agreement by and among the Company, Trident Capital Fund-V, L.P., Trident Capital Fund-V Affiliates Fund, L.P., Trident Capital Fund-V Affiliates Fund (Q), L.P., Trident Capital Fund-V Principals Fund, L.P. and Trident Capital Parallel Fund-V, C.V. dated as of February 12, 2009 (8)

4.7	Form of Warrants issued to each of Trident Capital Fund-V, L.P., Trident Capital Fund-V Affiliates Fund, L.P., Trident Capital Fund-V Affiliates Fund (Q), L.P., Trident Capital Fund-V Principals Fund, L.P., Trident Capital Parallel Fund-V, C.V., GW 2001 Fund, L.P., Weber Capital Partners II, L.P. and certain members of the Company’s management (9)

10.1	Indemnification Agreement by and among the Company, Trident Capital, Inc., Trident Capital Fund-V, L.P, Trident Capital Fund-V Affiliates Fund, L.P., Trident Capital Fund-V Affiliates Fund (Q), L.P., Trident Capital Fund-V Principals Fund, L.P. and Trident Capital Parallel Fund-V, C.V. dated as of December 8, 2003 (10)

10.2#	Director Indemnification Agreement dated as of December 8, 2003 (11)

10.3	Stock Purchase Agreement with John Deere Special Technologies Group, Inc. dated August 30, 2000 (12)

10.4	Registration Rights Agreement with John Deere Special Technologies Group, Inc. dated August 30, 2000 (13)

10.5	Amendment No. 1 to Stock Purchase Agreement dated as of October 31, 2000 (14)

10.6	Side Agreement with John Deere Special Technologies Group, Inc. dated December 28, 2000 (15)

10.7	Second Amendment to Stock Purchase Agreement with John Deere Special Technologies Group, Inc. dated December 4, 2009 (16)

10.8	Loan and Security Agreement between Silicon Valley Bank, the Company and GeoLogic Solutions, Inc. dated as of January 31, 2008 (17)

10.9	Second Amendment to Loan and Security Agreement between Silicon Valley Bank, the Company and GeoLogic Solutions, Inc. dated November 20, 2008 (18)

10.10#	Form of Warrant issued to directors as equity compensation (19)

10.11#	2002 Long-Term Incentive and Stock Option Plan (20)

10.12#	Form of Restricted Stock Award Agreement pursuant to 2002 Long-Term Incentive and Stock Option Plan (21)

10.13#	Form of Directors’ Restricted Stock Award Agreement pursuant to 2002 Long-Term Incentive and Stock Option Plan (22)

10.14#	2007 Long-term Incentive and Stock Option Plan (23)

Exhibit No.	Description of Exhibits

10.15#	Form of Non-Qualified Stock Option Agreement for Directors pursuant to 2007 Long-term Incentive and Stock Option Plan (24)

10.16#	Form of Incentive Stock Option Agreement for Employees pursuant to 2007 Long-term Incentive and Stock Option Plan (25)

10.17#	2007 Long-term Incentive and Stock Option Plan, as amended and restated February 4, 2010 (26)

10.18#	Change of Control Agreement with Mark Ties dated April 11, 2005 (27)

10.19#	Executive Employment Agreement with John J. Coughlan dated October 1, 2006 (28)

10.20#	Incentive Stock Option Agreement with John J. Coughlan dated October 1, 2006 (29)

10.21#	Change of Control Agreement with David Gagne dated January 1, 2007 (30)

10.22#	Non-Qualified Stock Option Agreement with David Gagne dated January 1, 2007 (31)

10.23	Business Agreement with Winland Electronics, Inc. dated June 28, 2005 (32)

10.24	International Value Added Reseller Agreement with Orbcomm, Inc. dated July 31, 2006 (33)

10.25	Second Amendment to Custom Service Agreement with Sprint Solutions, Inc. dated October 26, 2006 (34)

10.26#	Severance Agreement with Mark E. Ties dated May 8, 2008 (35)

10.27#	Severance Agreement with David Gagne dated May 7, 2009 (36)

10.28	Common Stock Warrant and Series E Preferred Stock Purchase Agreement by and among the Company, Trident Capital Fund-V, L.P., Trident Capital Fund-V Affiliates Fund, L.P., Trident Capital Fund-V Affiliates Fund (Q), L.P., Trident Capital Fund-V Principals Fund, L.P., Trident Capital Parallel Fund-V, C.V., Weber Capital Partners II, L.P., GW 2001 Fund, L.P. and certain members of the Company’s management dated as of February 12, 2009 (37)

10.29	Equity Purchase Agreement by and among the Company, Turnpike Global Technologies Inc., Turnpike Global Technologies LLC, the stockholders of Turnpike Global Technologies Inc., the members of Turnpike Global Technologies LLC, and Brendan Staub, as Sellers’ Representative dated December 4, 2009 (38)

10.30	Note Purchase Agreement by and among the Company and TCV VII, L.P., TCV VII (A), L.P., TCV Member Fund, L.P., Trident Capital Fund-V, L.P., Trident Capital Fund-V Affiliates Fund, L.P., Trident Capital Fund-V Affiliates Fund (Q), L.P., Trident Capital Fund-V Principals Fund, L.P., Trident Capital Parallel Fund-V, C.V., and GW 2001 Fund, L.P. dated December 4, 2009 (39)

10.31	Investor Rights Agreement by and among the Company, TCV VII, L.P., TCV VII(A), L.P., and TCV Member Fund, L.P. dated December 4, 2009 (40)

10.32	Indemnification Agreement by and among the Company, TCV VII, L.P., TCV VII(A), L.P., and TCV Member Fund, L.P. dated December 4, 2009 (41)

10.33	Amended and Restated Voting Agreement by and among the Company, John Deere Special Technologies Group, Inc., Trident Capital Fund-V, L.P., Trident Capital Fund-V Affiliates Fund, L.P., Trident Capital Fund-V Affiliates Fund (Q), L.P., Trident Capital Fund-V Principals Fund, L.P., and Trident Capital Parallel Fund-V, C.V. dated December 4, 2009 (42)

10.34	Voting Agreement by and among the Company, John Deere Special Technologies Group, Inc., TCV VII, L.P., TCV VII (A), L.P., and TCV Member Fund, L.P. dated December 4, 2009 (43)

10.35#	Severance Agreement with Scott Christian dated April 21, 2011

21	List of Subsidiaries

23	Consent of Grant Thornton LLP, independent registered public accounting firm

Exhibit No.	Description of Exhibits

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from Xata Corporation’s Annual Report on Form 10-K for the year ended September 30, 2011 are furnished herewith, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Operations for the years ended September 30, 2011 and 2010, (ii) the Consolidated Balance Sheets as of September 30, 2011 and 2010, (iii) the Consolidated Statements of Cash Flows for the years ended September 30, 2011 and 2010, (iv) the Consolidated Statements of Changes in Shareholders’ Equity for the years ended September 30, 2011 and 2010 and (v) the Notes to the Consolidated Financial Statements.

Unless otherwise indicated, all documents incorporated into this Annual Report on Form 10-K by reference to a document filed with the SEC pursuant to the Exchange Act are located under file number 0-27166.

#	Management contract, compensatory plan or arrangement required to be filed and an exhibit.
(1)	Incorporated by reference to Exhibit 3.1 to Amendment No. 1 to Annual Report on Form 10-K/A filed December 12, 2010
(2)	Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed February 10, 2009
(3)	Incorporated by reference to Exhibit 10.39 to Current Report on Form 8-K filed September 22, 2005
(4)	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed June 22, 2007
(5)	Incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed June 22, 2007
(6)	Incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed February 6, 2008
(7)	Incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K filed February 6, 2008
(8)	Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed February 18, 2009
(9)	Incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed February 18, 2009
(10)	Incorporated by reference to Exhibit 10.30 to Current Report on Form 8-K filed December 12, 2003
(11)	Incorporated by reference to Exhibit 10.31 to Current Report on Form 8-K filed December 12, 2003
(12)	Incorporated by reference to Exhibit 10.15 filed to Current Report on Form 8-K filed September 7, 2000
(13)	Incorporated by reference to Exhibit 10.16 filed to Current Report on Form 8-K filed September 7, 2000
(14)	Incorporated by reference to Exhibit 10.17 to Current Report on Form 8-K filed November 2, 2000
(15)	Incorporated by reference to Exhibit 10.18 to Annual Report on Form 10-KSB for the fiscal year ended September 30, 2000
(16)	Incorporated by reference to Exhibit 10.10 to Current Report on Form 8-K filed December 10, 2009
(17)	Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed February 6, 2008
(18)	Incorporated by reference to Exhibit 10.42 to Annual Report on Form 10-K for the fiscal year ended September 30, 2008
(19)	Incorporated by reference to Exhibit 10.26 to Annual Report on Form 10-KSB for the fiscal year ended September 30, 2002
(20)	Incorporated by reference to Exhibit 10.14 to Annual Report on Form 10-K for the fiscal year ended September 30, 2007
(21)	Incorporated by reference to Exhibit 10.34 to Annual Report on Form 10-KSB for the fiscal year ended September 30, 2004
(22)	Incorporated by reference to Exhibit 10.36 to Current Report on Form 8-K filed March 9, 2006
(23)	Incorporated by reference to Exhibit 4.7 to Registration Statement on Form S-8 filed February 15, 2007
(24)	Incorporated by reference to Exhibit 10.18 to Annual Report on Form 10-K for the fiscal year ended September 30, 2007
(25)	Incorporated by reference to Exhibit 10.19 to Annual Report on Form 10-K for the fiscal year ended September 30, 2007
(26)	Incorporated by reference to Appendix A to the Company’s Proxy Statement filed with the Securities and Exchange Commission on December 22, 2008
(27)	Incorporated by reference to Exhibit 10.38 to Current Report on Form 8-K filed April 12, 2005
(28)	Incorporated by reference to Exhibit 10.41 to Current Report on Form 8-K filed October 4, 2006
(29)	Incorporated by reference to Exhibit 10.42 to Current Report on Form 8-K filed October 4, 2006
(30)	Incorporated by reference to Exhibit 10.51 to Current Report on Form 8-K filed January 8, 2007
(31)	Incorporated by reference to Exhibit 10.52 to Current Report on Form 8-K filed January 8, 2007
(32)	Incorporated by reference to Exhibit 10.48 to Annual Report on Form 10-KSB for the fiscal year ended September 30, 2006
(33)	Incorporated by reference to Exhibit 10.49 to Annual Report on Form 10-KSB for the fiscal year ended September 30, 2006
(34)	Incorporated by reference to Exhibit 10.50 to Annual Report on Form 10-KSB for the fiscal year ended September 30, 2006
(35)	Incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2008
(36)	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed May 11, 2009
(37)	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed February 18, 2009
(38)	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed December 10, 2009
(39)	Incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed December 10, 2009
(40)	Incorporated by reference to Exhibit 10.6 to Current Report on Form 8-K filed December 10, 2009
(41)	Incorporated by reference to Exhibit 10.7 to Current Report on Form 8-K filed December 10, 2009
(42)	Incorporated by reference to Exhibit 10.8 to Current Report on Form 8-K filed December 10, 2009
(43)	Incorporated by reference to Exhibit 10.9 to Current Report on Form 8-K filed December 10, 2009