Form 10-Q
period 2011-12-31
XATA CORP /MN/
filed 2012-02-08
CIK 854398

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2011 or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

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

As of January 31, 2012, the following securities of the Registrant were outstanding: 10,681,573 shares of Common Stock, $0.01 par value per share, 2,212,267 shares of Series B Preferred Stock, 1,269,036 shares of Series C Preferred Stock, 1,566,580 shares of Series D Preferred Stock, 1,353,605 of Series F Preferred Stock and 10,066,663 shares of Series G Preferred Stock.

Xata Corporation

Xata Corporation

Consolidated Statements of Operations (Unaudited)

	For the Three Months Ended December 31,
(In thousands, except per share data)	2011	2010

Revenue
Software	$11,686	$11,341
Hardware systems	4,464	1,733
Services	451	904

Total revenue	16,601	13,978

Costs and expenses
Cost of goods sold	8,651	5,658
Selling, general and administrative	6,120	6,113
Research and development	3,488	2,224

Total costs and expenses	18,259	13,995

Operating loss	(1,658)	(17)
Net interest and other expense	(111)	(83)

Loss before income taxes	(1,769)	(100)
Income tax benefit	(100)	(15)

Net loss	(1,669)	(85)

Preferred stock dividends	(56)	(53)
Preferred stock deemed dividends	50	18

Net loss to common shareholders	$(1,675)	$(120)

Net loss per common share - basic and diluted	$(0.16)	$(0.01)

Weighted average common and common share equivalents:
Basic and diluted	10,675	9,740

The accompanying notes are an integral part of the consolidated financial statements.

Xata Corporation

Consolidated Balance Sheets (Unaudited)

(In thousands)	December 31, 2011	September 30, 2011
ASSETS
Current assets
Cash and cash equivalents	$11,166	$12,407
Accounts receivable, less allowances of $340 at December 31, 2011 and $378 at September 30, 2011	8,901	8,556
Inventories	3,259	3,374
Deferred product costs	1,148	1,148
Prepaid expenses and other current assets	1,017	1,006

Total current assets	25,491	26,491

Equipment, leased equipment and leasehold improvements, net	10,141	9,155
Intangible assets, net	11,592	12,158
Goodwill	16,749	16,474
Deferred product costs, net of current portion	778	857
Other assets	787	690

Total assets	$65,538	$65,825

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Current portion of debt obligations	$1,989	$1,746
Accounts payable	5,422	5,003
Accrued expenses	5,183	4,533
Deferred revenue	3,266	3,442

Total current liabilities	15,860	14,724

Debt obligations, net of current portion	1,176	1,386
Deferred revenue, net of current portion	1,706	1,874
Deferred tax liabilities	609	596
Other long-term liabilities	487	559

Total liabilities	19,838	19,139

Shareholders’ equity
Preferred stock, no par, 50,000 shares authorized; 16,570 shares designated; shares issued and outstanding: 16,469 at December 31, 2011 and 16,426 at September 30, 2011	44,209	44,149
Common stock, par value $0.01 per share; 100,000 shares authorized; 10,681 shares issued and outstanding at December 31, 2011 and September 30, 2011	107	107
Contingent common stock earn-out	1,912	1,912
Additional paid-in capital	47,498	47,249
Accumulated deficit	(48,778)	(47,103)
Accumulated other comprehensive income	752	372

Total shareholders’ equity	45,700	46,686

Total liabilities and shareholders’ equity	$65,538	$65,825

The accompanying notes are an integral part of the consolidated financial statements.

Xata Corporation

Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

	Preferred Stock		Common Stock		Contingent Common Stock Earn-Out	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
(In thousands)	Shares	Amount	Shares	Amount
Balance at September 30, 2010	16,344	$43,980	9,816	$98	$6,452	$41,539	$(44,129)	$561	$48,501

Stock-based compensation	—	—	—	—	—	1,137	—	—	1,137
Issuance of common stock for share-based compensation awards	—	—	35	1	—	—	—	—	1
Issuance of common stock for settlement of contingent earn-out	—	—	810	8	(2,390)	2,382	—	—	—
Reversal of unearned common stock portion of contingent earn-out	—	—	—	—	(2,150)	2,150	—	—	—
Conversion of Series F preferred stock into common stock	(2)	(5)	2	—	—	5	—	—	—
Exercise of options	—	—	18	—		36	—	—	36
Preferred stock dividends	84	214	—	—	—	—	(216)	—	(2)
Preferred stock deemed dividends	—	(40)	—	—	—	—	40	—	—
Comprehensive loss:
Foreign currency translation adjustment	—	—	—	—	—	—	—	(189)	(189)
Net loss	—	—	—	—	—	—	(2,798)	—	(2,798)

Total comprehensive loss									(2,987)

Balance at September 30, 2011	16,426	44,149	10,681	107	1,912	47,249	(47,103)	372	46,686

Stock-based compensation	—	—	—	—	—	249	—	—	249
Preferred stock dividends	43	110	—	—	—	—	(56)	—	54
Preferred stock deemed dividends	—	(50)	—	—	—	—	50	—	—
Comprehensive loss:
Foreign currency translation adjustment	—	—	—	—	—	—	—	380	380
Net loss	—	—	—	—	—	—	(1,669)	—	(1,669)

Total comprehensive loss									(1,289)

Balance at December 31, 2011	16,469	$44,209	10,681	$107	$1,912	$47,498	$(48,778)	$752	$45,700

The accompanying notes are an integral part of the consolidated financial statements.

Xata Corporation

Consolidated Statements of Cash Flows (Unaudited)

	For the Three Months Ended December 31,
(In thousands)	2011	2010
Operating activities
Net loss	$(1,669)	$(85)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,955	1,440
Loss on sale or disposal of equipment and leased equipment	64	—
Stock-based compensation	249	205
Changes in assets and liabilities:
Accounts receivable, net	222	4,932
Inventories	115	(1,011)
Deferred product costs	79	433
Prepaid expenses and other assets	(109)	101
Accounts payable	(455)	(1,728)
Accrued expenses and other liabilities	74	(973)
Deferred revenue	(345)	(1,807)

Net cash provided by operating activities	180	1,507

Investing activities
Purchase of equipment and leasehold improvements	(907)	(553)
Proceeds from the sale of equipment	2	—

Net cash used in investing activities	(905)	(553)

Financing activities
Payments on debt obligations	(512)	(342)

Net cash used in financing activities	(512)	(342)

Effects of exchange rate on cash	(4)	44

(Decrease) increase in cash and cash equivalents	(1,241)	656

Cash and cash equivalents
Beginning	12,407	13,374

Ending	$11,166	$14,030

The accompanying notes are an integral part of the consolidated financial statements.

Xata Corporation

Notes to the Consolidated Financial Statements (Unaudited)

Note 1. Summary of Significant Accounting Policies

Xata Corporation (“Xata” or the “Company”) develops, markets and services fully integrated, onboard fleet management solutions for the private fleets and for-hire fleet carriers within the commercial trucking industry. The Company sells its products in the United States and Canada. The Company’s solutions utilize proprietary software and related hardware components and accessories to enable customers to optimize the utilization of their assets and enhance the productivity of fleet operations across the entire supply chain, resulting in decreased costs, improved compliance with U.S. Department of Transportation (DOT) regulations and enhanced customer service.

Basis of Presentation and Preparation

The accompanying unaudited consolidated financial statements include the accounts of the Company and its wholly owned subsidiary Turnpike Global Technologies, Inc. (Turnpike). Intercompany accounts and transactions have been eliminated. The preparation of these unaudited consolidated financial statements in conformity with the accounting principles generally accepted in the United States (GAAP) requires management to make estimates and assumptions that affect the amounts reported in these unaudited consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates. Certain prior period amounts in the unaudited consolidated financial statements and notes thereto have been reclassified to conform to the current period’s presentation.

In addition, the unaudited consolidated financial statements were prepared in accordance with the requirements of the Securities and Exchange Commission (SEC) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP can be condensed or omitted. Therefore these unaudited consolidated financial statements should be read in conjunction with the Company’s annual consolidated financial statements and the notes thereto for the fiscal year ended September 30, 2011, included in its Annual Report on Form 10-K. Unless otherwise stated, references to particular years or quarters refers to the Company’s fiscal years ended in September and the associated quarters of those fiscal years.

Revenue Recognition

Revenue Recognition for Arrangements with Multiple Deliverables

For multi-element arrangements including hardware systems, which include embedded software essential to the functionality of the hardware systems, software subscriptions and services requested by the customer, the Company allocates revenue to all deliverables based on their relative selling prices. In such circumstances, the Company uses a hierarchy to determine the selling price to be used for allocating revenue to deliverables: (i) vendor-specific objective evidence (VSOE) of fair value, if available, (ii) third-party evidence (TPE) of selling price if VSOE is not available, and (iii) best estimate of the selling price if neither VSOE nor TPE is available. The Company limits the amount of revenue recognized for delivered elements with standalone value to an amount that is not contingent upon future delivery of additional products or services or the meeting of any specified performance conditions.

The Company’s process for determining its ESP for deliverables without VSOE or TPE considers multiple factors that may vary depending upon the unique facts and circumstances related to each deliverable. Considering the changing market conditions, as it relates to the Xata Turnpike solution, the Company concluded that the value received by the customer in the optimization of its fleet operations is derived from the use of the hardware system in conjunction with the software subscription. Therefore, the Company has concluded that for a customer, the purchase of a hardware system without the related software subscription would have no standalone value. As a result, beginning in fiscal 2012, revenue generated from the sale of all multi-element Xata Turnpike solutions, in which a hardware system is purchased by the customer, is being recognized ratably over the estimated life of a Xata Turnpike customer.

Cash Equivalents

All highly liquid investments with original maturities of three months or less when purchased are classified as cash equivalents.

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

Warranties

The Company provides warranty on its solutions. Liability under the warranty policies is based upon a review of the number of units sold, historical and anticipated claim experience and cost per claim. Adjustments are made to accruals as claim data and historical experience warrant.

As of December 31, 2011 and September 30, 2011, the Company had accruals for warranties of $0.9 million and $0.8 million, respectively. These amounts are included in the line item entitled accrued expenses in the accompanying consolidated balance sheets.

Foreign Currency Translation

The financial statements of the subsidiary located outside of the U.S. are measured using the local currency as the functional currency. Assets and liabilities of this subsidiary are translated at the rates of exchange at the balance sheet date. Income and expense items are translated using the average exchange rates during the period. The resultant translation adjustments are included in accumulated other comprehensive income, a separate component of shareholders’ equity.

Recently Issued Accounting Standards

In June 2011, the Financial Accounting Standards Board (FASB) issued ASU 2011-05, Presentation of Comprehensive Income (ASU 2011-05), which amended its guidance on the presentation of comprehensive income in financial statements to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items that are recorded in other comprehensive income. The new accounting guidance requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements.

In December 2011, the FASB issued ASU 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 (ASU 2011-12), which serves to defer the presentation of reclassification adjustments out of accumulated other comprehensive income required by ASU 2011-05.

The provisions of the new guidance noted above are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company will adopt ASU 2011-05 and ASU 2011-12 retrospectively by the date required, and does not anticipate that either ASU will have a material effect on its financial position or results of operations.

There were no other new accounting pronouncements issued or effective during the three months ended December 31, 2011, that have had or are expected to have a material impact on the consolidated financial statements.

Note 2. Revenue and Cost of Goods Sold Information

The Company operates and manages the business as a single reportable segment. Factors used to identify the single reportable segment include the financial information available for evaluation by the chief operating decision maker in making decisions about how to allocate resources and assess performance. For the three months ended December 31, 2011 and 2010, the Company reported the following revenue and related cost of goods sold (in thousands):

	For the Three Months Ended December 31,
	2011	2010
Revenue:
Software	$11,686	$11,341
Hardware systems	4,464	1,733
Services	451	904
Other	—	—

Total revenue	$16,601	$13,978

	For the Three Months Ended December 31,
	2011	2010
Cost of goods sold:
Software	$3,216	$2,773
Hardware systems	4,766	2,041
Services	669	865
Other	—	(21)

Total cost of goods sold	$8,651	$5,658

Software revenue includes monthly software subscriptions from the XataNet and Xata Turnpike solutions, embedded leasing charges on Xata Turnpike solutions where the customer selected the no upfront hardware cost option, monthly fees from the MobileMax solution and activation fees. Hardware systems revenue includes hardware with embedded software and, for the XataNet solution, software that can be hosted by the customer, warranty and repair revenue. Services revenue includes training, implementation, installation, and professional services revenue.

Cost of software consists of communication costs, hosting costs, depreciation of Xata Turnpike RouteTracker units (where the customer selected the no upfront hardware cost option) and direct personnel costs related to network, infrastructure, as well as Xata Turnpike technical support. Cost of hardware systems consists of the direct product costs, warranty costs, product repair costs and direct personnel costs related to XataNet and MobileMax technical support. Cost of services consists of third-party vendor costs and direct costs related to service personnel.

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

Potentially dilutive securities representing 16.5 million and 16.4 million shares of common stock outstanding as of December 31, 2011 and 2010, respectively, were excluded from the computation of diluted earnings per share because their effect would have been antidilutive.

Note 4. Supplemental Cash Flow Information

The following table summarizes supplemental cash flow information (in thousands):

	For the Three Months Ended December 31,
	2011	2010

Cash payments for interest	$109	$40
Assets acquired under capital lease obligation	546	679
Preferred stock deemed dividends	(50)	(18)
Preferred stock dividends	56	53
Preferred stock dividends paid	110	106
Issuance of common stock for settlement of contingent earn-out	—	2,390

Note 5. Equipment, Leased Equipment and Leasehold Improvements

Equipment, leased equipment and leasehold improvements consist of (in thousands):

	December 31, 2011	September 30, 2011

Engineering and SaaS equipment	$11,384	$8,888
Office furniture and equipment	853	844
RouteTracker assets	5,966	5,435
Leasehold improvements	2,663	2,600
Assets not placed in service	78	973

	20,944	18,740
Less: accumulated depreciation	(10,803)	(9,585)

Equipment, leased equipment and leasehold improvements, net	$10,141	$9,155

The total amount of assets under capital lease and held by the Company included in equipment and leased equipment was $6.1 million and $5.6 million as of December 31, 2011 and September 30, 2011. Related accumulated depreciation for these assets was $3.1 million and $2.6 million as of December 31, 2011 and September 30, 2011.

Depreciation expense for software-as-a-service (SaaS) and RouteTracker assets of $1.0 million and $0.5 million was recorded as a cost of goods sold in the accompanying consolidated statements of operations for the three months ended December 31, 2011 and 2010, respectively.

Depreciation expense for all other assets, included in selling, general and administrative expenses in the accompanying consolidated statements of operations, was $0.3 million for each of the three months ended December 31, 2011 and 2010.

Note 6: Goodwill and Identifiable Intangible Assets

Goodwill

The change in the net carrying amount of goodwill for the three months ended December 31, 2011 was as follows (in thousands):

Balance at September 30, 2011	$16,474
Foreign currency translation adjustment	275

Balance at December 30, 2011	$16,749

The Company completed its annual impairment testing on the first day of the fourth quarter of fiscal 2011 and concluded that no impairment existed.

Identifiable Intangible Assets

Identifiable intangible assets subject to amortization were as follows as of December 31, 2011 (in thousands):

	Weighted Average Life (years)	Cost	Accumulated Amortization	Foreign Currency Translation Adjustment	Net

Acquired customer contracts	7.8	$14,900	$(7,120)	$61	$7,841
Acquired technology	7.0	2,700	(844)	115	1,972
Reseller relationships	6.0	1,500	(547)	65	1,018
Trademark	10.0	900	(197)	38	741
Other identifiable intangibles	7.0	49	(28)	—	21

Total	7.7	$20,049	$(8,735)	$279	$11,592

Amortization of acquired technology of $0.1 million was recorded as a cost of goods sold in the accompanying consolidated statements of operations for three months ended December 31, 2011 and 2010, respectively. Amortization expense of all other identifiable intangible assets, included in selling, general and administrative expenses in the accompanying consolidated statements of operations, was $0.6 million for each of the three months ended December 31, 2011 and 2010.

Future amortization expense, as of December 31, 2011, is expected to be as follows (in thousands):

Years ending September 30,
2012	$2,019
2013	2,692
2014	2,692
2015	2,686
2016	1,140
Thereafter	363

Total expected amortization expense	$11,592

As of December 31, 2011, the carrying value of the Company’s goodwill and identifiable intangible assets was $28.3 million and represented 43.1 percent of total assets. If the Company experiences revenue declines, continuing operating losses or does not meet operating forecasts, the Company may be subject to future impairments. Additionally, changes in assumptions regarding the future performance of the Company’s business, or significant declines in the stock price or the market as a whole could result in additional impairment indicators. Because of the significance of the Company’s goodwill and identifiable intangible assets, any future impairment of these assets could have a material and adverse effect on the Company’s financial results.

Note 7. Stock-Based Compensation

The Company has 615,690 shares of common stock authorized and available for future equity awards as of December 31, 2011. Equity awards granted are deducted from the shares available for grant under the Company’s 2007 Long-Term Incentive and Stock Option Plan. Similarly, equity awards cancelled are added back to the shares available for grant under the Company’s stock plans.

Stock Options

The following table summarizes information relating to stock option activity for the three months ended December 31, 2011 (in thousands, except per share data):

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Options outstanding at September 30, 2011	2,482	$3.26
Granted	123	1.40
Cancelled:
Forfeited	(30)	2.43

Options outstanding at December 31, 2011	2,575	$3.18	7.4	$—

Options exercisable at December 31, 2011	1,411	$3.75	6.3	$—

Options expected to vest after December 31, 2011	1,164	$2.49	8.9	$—

Aggregate intrinsic value represents the value of the Company’s closing stock price on the last trading day of the fiscal period in excess of the exercise prices multiplied by the number of options outstanding, exercisable or expected to vest. The Company’s options maintain no intrinsic value at December 31, 2011 as the stock price on the last trading day was lower than the exercise prices of all options outstanding, exercisable and expected to vest at December 31, 2011.

The weighted average fair value at the date of grant and the assumptions used to determine such values are indicated in the following table for the three months ended December 31, 2011 (number of shares in thousands):

Number of shares granted	123
Fair value per share	$0.58
Risk-free interest rate	1.44%
Expected volatility	41.67%
Expected life (in years)	6.00
Dividend yield	—

Information regarding options outstanding and exercisable as of December 31, 2011, is as follows (in thousands, except per share data):

	Options Outstanding			Options Exercisable
Range of exercise price	Number of Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
$1.40 - $1.85	133	9.8	$1.43	—	—	$—
2.00 - 2.99	1,758	8.1	2.59	742	7.3	2.56
3.00 - 3.94	87	7.4	3.31	72	7.3	3.32
4.33 - 4.88	35	4.6	4.64	35	4.6	4.64
5.03 - 5.40	562	4.9	5.31	562	4.9	5.31

	2,575	7.4	$3.18	1,411	6.3	$3.75

As of December 31, 2011, there was $0.8 million of total unrecognized compensation costs related to stock option awards. The Company will recognize these costs over the remaining vesting periods of these options. The weighted average period over which the costs will be recognized is 1.5 years.

Restricted Stock Awards

The following table summarizes information relating to restricted stock award activity for the three months ended December 31, 2011 (number of shares in thousands):

	Number of Shares	Weighted Average Grant Date Fair Value
Restricted stock unvested and outstanding at September 30, 2011	8	$5.40
Vested	(2)	5.40

Restricted stock unvested and outstanding at December 31, 2011	6	$5.40

The total fair value of shares vested during the three months ended December 31, 2011 was $3,000.

As of December 31, 2011, there was $17,000 of total unrecognized compensation costs related to restricted stock awards. The Company will recognize these costs over the remaining vesting periods of these awards. The weighted average period over which the costs will be recognized is 0.8 years.

Restricted Stock Units

The following table summarizes information relating to restricted stock unit activity for the three months ended December 31, 2011 (number of shares in thousands):

	Number of Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Restricted stock units outstanding at September 30, 2011	387	$2.59
Granted	57	1.40
Cancelled:
Forfeited	(15)	2.32

Restricted stock units outstanding at December 31, 2011	429	$2.44	$545

Restricted stock units vested and unsettled at December 31, 2011	38	$2.86	$48

Restricted stock units expected to vest after December 31, 2011	391	$2.40	$497

Aggregate intrinsic value represents the value of the Company’s closing stock price on the last trading day of the fiscal period multiplied by the number of restricted stock units outstanding or expected to vest.

As of December 31, 2011, there was $0.6 million of total unrecognized compensation costs related to restricted stock units. The Company will recognize these costs over the remaining vesting periods of these units. The weighted average period over which the costs will be recognized is 1.6 years.

Common Stock Warrants

There were 4,772,000 warrants outstanding and exercisable as of December 31, 2011 and September 30, 2011. The weighted average exercise price of the outstanding warrants as of December 31, 2011 was $3.13. The outstanding warrants have a weighted average remaining life of 4.0 years.

Note 8. Financing Arrangements

Debt obligations consist of the following (in thousands):

	December 31, 2011	September 30, 2011

Capitalized leases	$3,116	$3,016
Other long-term debt obligations	—	68
Contingent earn-out	49	48

Total debt obligations	3,165	3,132
Less current portion of debt obligations	1,989	1,746

Total debt obligations, net of current portion	$1,176	$1,386

In connection with the acquisition of Turnpike, the Company acquired a Master Lease Agreement with Buffalo City Center Leasing, LLC (BCCL) effective October 1, 2007, for financing of Xata Turnpike RouteTracker hardware units. Leases under the Master Lease Agreement have a term of twenty-seven months and effective interest rates of between 16.1 percent and 16.5 percent with monthly payments including principal and interest. The Master Lease Agreement expired on October 4, 2010. The Company entered into the First Amendment to the

Master Lease Agreement (the Amendment) on January 7, 2011, which extended the term of the Master Lease Agreement through the end of the lease term of Xata Turnpike RouteTracker hardware units leased under the Master Lease Agreement.

Effective June 17, 2011, the Company entered into a second Master Lease Agreement with BCCL for the financing of additional Xata Turnpike RouteTracker hardware units. Leases under the second Master Lease Agreement have a term of twenty-one months and effective interest rates of between 10.3 percent and 15.0 percent with monthly payments including principal and interest. The second Master Lease Agreement extends for three years or through the end of the lease term of any Xata Turnpike RouteTracker hardware units leased under the Master Lease Agreement.

Note 9. Fair Value of Financial Instruments

The Company performs fair value measurements in accordance with the guidance provided by ASC 820, Fair Value Measurements and Disclosures (ASC 820). The Company has money market fund assets and a contingent earn-out liability to non-accredited U.S. shareholders that are carried at fair value. The following paragraphs provide additional information regarding the valuation of these balances, on a recurring basis as of December 31, 2011.

Money Market Funds

The Company maintained money market funds, which are included in cash and cash equivalents in the accompanying consolidated balance sheets of $10.9 million and $11.0 million as of December 31 2011 and September 30, 2011, respectively. The valuation techniques used to measure the fair value of the Company’s money market funds, which were classified as Level 1, were derived from quoted market prices as substantially all of these instruments have maturity dates (if any) within three months from the date of purchase and active markets for these instruments exist. There were no material transfers in or out of Level 1 during the three months ended December 31, 2011.

Contingent Earn-out Liability

The Company recorded a contingent earn-out liability, which was included in debt obligations in the accompanying consolidated balance sheets of $49,000 and $48,000 as of December 31, 2011 and September 30, 2011, respectively. The Company’s valuation techniques used to measure the fair value of the contingent earn-out, which were classified as Level 2, were based on the stock price on the date of the Turnpike acquisition and the estimated probability of earn-out target achievements. The change in the contingent earn-out liability has been summarized in the rollforward below (in thousands):

Balance as of September 30, 2011	$48
Add:
Interest accrued on remaining contingent earn-out obligation	1

Balance as of December 31, 2011	$49

Note 10. Commitments and Contingencies

Operating Lease Commitments

The Company leases its offices, warehouse, and certain office equipment under noncancelable operating leases, which generally have escalating rentals over the term of the lease. The facility leases require that the Company pay a portion of the real estate taxes, maintenance, utilities and insurance (collectively, “common area costs”).

Future minimum lease commitments under these noncancelable operating leases, excluding common area costs, as of December 31, 2011, are as follows (in thousands):

Years ending September 30,
2012	$526
2013	682
2014	650
2015	227
2016	55

Total	$2,140

Rental expense, including common area costs, was $0.2 million and $0.3 million for the three months ended December 31, 2011 and 2010, respectively.

401(k) Plan

The Company has a 401(k) plan covering substantially all U.S. employees and the plan is operated on a calendar-year basis. The Company provides an employer matching contribution equal to 50% of an employee’s contribution for employee deferrals of up to 6% of their compensation. Matching contributions for each of the three months ended December 31, 2011 and 2010, totaled $90,000 and $91,000, respectively.

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

As of December 31, 2011, the Company had an outstanding commitment to purchase $3.9 million of hardware systems components. As of December 31, 2011, the Company believes that the commitments made will be achieved over the terms established.

Legal

Xata has been named a defendant in a lawsuit in the United States District Court, Northern District of Texas. The plaintiff alleges Xata created and sold electronic position-based fleet management and tracking systems that infringe on the plaintiff’s patents. Previously, the plaintiff had named 241 trucking companies in various lawsuits across the United States alleging the companies used the systems complained of. Some of these companies are, or were, customers of Xata; therefore Xata is obligated to defend the cases. Xata filed a declaratory judgment lawsuit against the plaintiff in the United States District Court of Minnesota alleging the plaintiff’s cases against the individual trucking companies were invalid and seeking to have all cases consolidated in one jurisdiction. As a result, all cases have now been consolidated in Minnesota. The plaintiff is seeking financial damages in a nonspecific amount, but exceeding $75,000.

The Company records liabilities for an estimated loss from a loss contingency where the outcome of the matter is probable and can be reasonably estimated. Factors that are considered when determining whether the conditions for accrual have been met include the (a) nature of the litigation, claim, or assessment, (b) progress of the case, including progress after the date of the financial statements but before the issuance date of the financial statements, (c) opinions of legal counsel and (d) management’s intended response to the litigation, claim, or assessment. Where the reasonable estimate of the probable loss is a range, the Company records the most likely estimate of the loss. When no amount within the range is a better estimate than any other amount, however, the minimum amount in the range is accrued. Gain contingencies are not recorded until realized. As of December 31, 2011 and 2010, there were no reserves recorded for loss contingencies.

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

Note 11. Shareholders’ Equity

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

Series B

In December 2003, the Company sold 1,612,300 shares of Series B Preferred Stock for $4.1 million, or $2.54 per share. Each share of the Series B Preferred Stock is convertible into one share of the Company’s common stock. The Series B Preferred Stock pays a cumulative dividend of 4.0 percent of the original issue price per annum (payable semi-annually) on each outstanding share of Series B Preferred Stock. The dividend is payable in additional shares of Series B Preferred Stock or cash, at the option of the holders, plus accrued unpaid dividends.

In fiscal 2011, the Company issued 84,000 shares of Series B Preferred Stock to Trident Capital Management–V, LLC (Trident Capital) for payment of accrued dividends. Based on the market value of the Company’s common stock on the date of the dividend payment, the payment of the dividend in additional shares of Series B Preferred Stock resulted in a non-cash dividend of $0.2 million in fiscal 2011.

In the first quarter of fiscal 2012, the Company issued 43,000 shares of Series B Preferred Stock to Trident Capital for payment of accrued dividends. Based on the market value of the Company’s common stock on the date of the dividend payment, the payment of the dividend in additional shares of Series B Preferred Stock resulted in a non-cash dividend of $0.1 million for the three months ended December 31, 2011.

There were 2,212,267 shares and 2,168,773 shares issued and outstanding as of December 31, 2011 and September 30, 2011, respectively.

Series C

In September 2005, the Company sold 1,269,000 shares of Series C Preferred Stock for $5.0 million, or $3.94 per share. Each share of the Series C Preferred Stock is convertible into one share of the Company’s common stock.

There were 1,269,036 shares issued and outstanding as of December 31, 2011 and September 30, 2011, respectively.

Series D

In June 2007, the Company sold 1,567,000 shares of Series D Preferred Stock for $6.0 million, or $3.83 per share. Each share of the Series D Preferred Stock is convertible into one share of the Company’s common stock.

There were 1,566,580 shares issued and outstanding as of December 31, 2011 and September 30, 2011, respectively.

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

There were 1,353,605 shares issued and outstanding as of December 31, 2011 and September 30, 2011, respectively.

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

There were 10,066,663 shares issued and outstanding as of December 31, 2011 and September 30, 2011, respectively.

In addition, as part of the debt conversion, the Company issued 7-year warrants to purchase 3,019,995 shares of its common stock at an exercise price of $3.00 per share. The aggregate fair value of the warrants was $3.9 million. The warrants permit “cashless exercise.”

Contingent Common Stock Earn-Out

In connection with the acquisition of Turnpike, the Company committed to pay total earn-outs up to an additional 2,500,000 shares of common stock upon the achievement of certain performance goals for the 2010, 2011 and 2012 fiscal years. The fiscal 2011 performance goals were not achieved. As a result, the value of the 809,993 shares of common stock that were to be issued was reclassified within shareholders’ equity. In addition, the portion scheduled to be settled in cash of $68,000 was recorded as income.

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

•

Our growth and profitability depend on our timely introduction and market acceptance of new products, our ability to continue to fund research and development activities, and our ability to establish and maintain strategic partner relationships;

•	We will have dependence on propriety technology and communication networks owned and controlled by others, and accordingly, their problems may adversely impact us; and

•	For the foreseeable future, we are dependent upon existing customers renewing contracts and purchasing additional service or products.

Further information regarding these and other risks is included in “Risk Factors” in Part 1, Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2011, in this Form 10-Q and in our other filings we make with the SEC.

Overview

Xata Corporation and its wholly owned subsidiary (collectively, “Xata” or “the Company” or “we” or “our” or “us”) is one of the leading providers of fleet management solutions to the commercial trucking industry. Our innovative technologies and value-added services are intended to enable customers to optimize the utilization of their assets and enhance the productivity of fleet operations across the entire supply chain, resulting in decreased costs, improved compliance with U.S. Department of Transportation (DOT) regulations, and enhanced customer service.

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

During fiscal 2010, Xata acquired Turnpike Global Technologies, Inc. and Turnpike Global Technologies LLC (collectively, “Turnpike”). Turnpike enabled Xata to expand its addressable market to include fleets of all sizes ranging from large premier fleets to individual owner operators with a low cost, no upfront hardware cost solution.

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

•

Xata Turnpike is a web-based fleet optimization solution that enables Xata to serve any size fleet that requires a simple, low-cost solution. Unlike most onboard fleet management systems that utilize an expensive, in-cab system dependent on a cellular or satellite communication platform to transmit data, Xata Turnpike transmits data via Bluetooth to a handset or tablet-based communication device that then sends the data to a Xata Turnpike portal which customers can access to view, sort and analyze their data. By utilizing off-the-shelf cell phones, smart phones, tablet computers, and rugged handhelds as driver displays and communications devices, the majority of the traditional upfront hardware systems costs are eliminated.

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

Critical Accounting Policies

Our consolidated financial statements are prepared in accordance with the accounting principles generally accepted in the United States (GAAP) as set forth in the Financial Accounting Standards Board’s (FASB) Accounting Standards Codification (ASC) and consider the various staff accounting bulletins and other applicable guidance issued by the SEC. GAAP, as set forth within the ASC, requires us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions upon which we rely, are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements as well as the reported amounts of revenues and expenses during the periods presented. To the extent there are material differences between these estimates, judgments or assumptions and actual results, our consolidated financial statements will be affected. The accounting policies that reflect our more significant estimates, judgments and assumptions and which we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:

•	Revenue Recognition

•	Allowance for Doubtful Accounts

•	Goodwill and Intangible Assets – Impairment Assessments

•	Warranties

•	Accounting for Income Taxes

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

During the first quarter of fiscal 2012, the following changes were made to our critical accounting policies:

Revenue Recognition for Arrangements with Multiple Deliverables

For multi-element arrangements including hardware systems, which include embedded software essential to the functionality of the hardware systems, software subscriptions and services requested by the customer, the Company allocates revenue to all deliverables based on their relative selling prices. In such circumstances, the Company uses a hierarchy to determine the selling price to be used for allocating revenue to deliverables: (i) vendor-specific objective evidence (VSOE) of fair value, if available, (ii) third-party evidence (TPE) of selling price if VSOE is not available, and (iii) best estimate of the selling price if neither VSOE nor TPE is available. The Company limits the amount of revenue recognized for delivered elements with standalone value to an amount that is not contingent upon future delivery of additional products or services or the meeting of any specified performance conditions.

The Company’s process for determining its ESP for deliverables without VSOE or TPE considers multiple factors that may vary depending upon the unique facts and circumstances related to each deliverable. Considering the changing market conditions, as it relates to the Xata Turnpike solution, the Company concluded that the value received by the customer in the optimization of its fleet operations is derived from the use of the hardware system in conjunction with the software subscription. Therefore, the Company has concluded that for a customer, the purchase of a hardware system without the related software subscription would have no standalone value. As a result, beginning in fiscal 2012, revenue generated from the sale of all multi-element Xata Turnpike solutions, in which a hardware system is purchased by the customer, is being recognized ratably over the estimated life of a Xata Turnpike customer.

There were no other changes to the Company’s critical accounting policies during the first quarter of fiscal 2012. Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for our fiscal year ended September 30, 2011 for a more complete discussion of our critical accounting policies and estimates.

Results of Operations for the three months ended December 31, 2011 and 2010

The following table sets forth detail related to revenue and cost of goods sold:

	For the Three Months Ended December 31,
	2011	2010
Revenue:
Software	$11,686	$11,341
Hardware systems	4,464	1,733
Services	451	904
Other	—	—

Total revenue	$16,601	$13,978

	For the Three Months Ended December 31,
	2011	2010
Cost of goods sold:
Software	$3,216	$2,773
Hardware systems	4,766	2,041
Services	669	865
Other	—	(21)

Total cost of goods sold	$8,651	$5,658

Revenue

Total revenue increased 18.8 percent to $16.6 million for the three months ended December 31, 2011, compared to $14.0 million for the same period in fiscal 2011.

Software revenue, which includes monthly software subscriptions from the XataNet and Xata Turnpike solutions, embedded leasing charges on Xata Turnpike solutions where the customer selected the no upfront hardware cost option, monthly fees from the MobileMax solution and activation fees, increased 3.0 percent to $11.7 million for the three months ended December 31, 2011, compared to $11.3 million for the same period in fiscal 2011 driven by growth of 6.3 percent and 51.5 percent for XataNet and Xata Turnpike, respectively. Software revenue for the three months ended December 31, 2011 represented 70.4 percent of total revenue compared to 81.1 percent for the same period of fiscal 2011.

Hardware systems revenue, which includes hardware, with embedded software and, for the XataNet solution, software that can be hosted by the customer, warranty and repair revenue, increased 157.6 percent to comprise 26.9 percent of total revenue for the three months ended December 31, 2011, compared to 12.4 percent for the same period in fiscal 2011. The increase in hardware systems revenue was the result of increased adoption of the X5 hardware platform as customers continue to invest in our XataNet solution.

Services revenue decreased 50.1 percent to comprise 2.7 percent of total revenue for the three months ended December 31, 2011, compared to 6.5 percent for the same period in fiscal 2011. Services revenue was impacted by an increase in the hardware systems upgrades which do not require implementation services, a trend in which customers are electing to become certified in the installation process and continued growth in the number of customers adopting the Xata Turnpike solution, which provides for self-installation.

Cost of Goods Sold and Gross Margin

Cost of software consists of communication, hosting costs, depreciation of Xata Turnpike RouteTracker units (where the customer selected the no upfront hardware cost option) and direct personnel costs related to network and infrastructure, as well as Xata Turnpike customer support. Cost of software increased 16.0 percent for the three months ended December 31, 2011, compared to the same period in fiscal 2011. Software gross margin decreased 3.0 percentage points for the three months ended December 31, 2011, compared to the same period in fiscal 2011 as a result of increased infrastructure and RouteTracker hardware unit depreciation as the Company continues to invest in its SaaS infrastructure and continues to grow the number of Xata Turnpike subscribers who have selected the no upfront cost hardware option.

Cost of hardware systems consists of the direct product costs, warranty costs, product repair costs and direct personnel costs related to XataNet and MobileMax technical support. Cost of hardware systems increased 133.5 percent for the three months ended December 31, 2011, compared to the same period in fiscal 2011. Hardware systems gross margins increased 11.0 percentage points for the three months ended December 31, 2011, compared to the same period in fiscal 2011 as a result of strong hardware systems revenue growth while support and warranty costs grew at a lower rate.

Cost of services consists of third-party vendor costs and direct costs related to service personnel. Cost of services decreased 22.7 percentage points for the three months ended December 31, 2011, compared to the same periods in fiscal 2011. Service gross margins decreased 52.7 percentage points for the three months ended December 31, 2011, compared to the same period in fiscal 2011. The decrease was driven primarily by the decline in implementation revenue and lower utilization of services personnel compared to the same period in fiscal 2011.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist of personnel costs for the Company’s sales, client management and administration functions; sales commissions, marketing and promotional expenses; executive and administrative costs; and accounting and professional fees. Selling, general and administrative expenses for the three months ended December 31, 2011 were $6.1 million or 36.9 percent of revenue compared to $6.1 million or 43.7 percent of revenue for the same period in fiscal 2011.

Research & Development Expenses

Research and development expenses consist of personnel costs and expenses related to development of new solutions and added functionality on existing solutions. Research and development expenses were $3.5 million or 21.0 percent of revenue for the three months ended December 31, 2011, compared to $2.2 million or 15.9 percent of revenue for the same period in fiscal 2011. The increase was driven by the Company’s continued investment in the development of new solutions and additional enhancements to existing solutions that meet our customers’ current and anticipated fleet management and regulatory needs.

Net Interest and Other Expense

Net interest and other expense was $0.1 million for the three months ended December 31, 2011, compared to $83,000 for the same period in fiscal 2011. The increase in net interest expense reflects higher debt levels associated with the Xata Turnpike RouteTracker hardware unit capital lease obligations.

Income Taxes

An income tax benefit of $0.1 million was recorded for the three months ended December 31, 2011 to recognize the tax benefits relating to net operating losses of Canadian operations and tax credits to the extent benefits would offset the deferred tax liability. On a consolidated basis, the Company does not have objectively verifiable positive evidence of future taxable income as prescribed by ASC 740-10, Income Taxes – Overall (ASC 740-10).

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

Net Loss to Common Shareholders

The Company incurred net losses to common shareholders of $1.7 million for the three months ended December 31, 2011, compared to a net loss of $85,000 for the same period in fiscal 2011. The net losses to common shareholders reflect net preferred stock dividends and preferred stock deemed dividends of $6,000 for the three months ended December 31, 2011, compared to $35,000 for the same period in fiscal 2011.

Liquidity and Capital Resources

Operating activities provided cash was $0.2 million during the three months ended December 31, 2011, compared to $1.5 million for the same period in fiscal 2011. Cash provided by operating activities decreased by $1.3 million compared to the same period in fiscal 2011 due to an increase in working capital components coupled with an increased net loss.

Cash used in investing activities was $0.9 million for the three months ended December 31, 2011, compared to $0.6 million for the same period in fiscal 2011, which reflects the Company’s continued capital investment in its SaaS infrastructure.

Cash used by financing activities of $0.5 million for the three months ended December 31, 2011, compared to $0.3 million for the same period of fiscal 2011, primarily reflected payments of capital lease obligations for Xata Turnpike RouteTracker hardware units.

Non-GAAP Financial Measures

As of December 31, 2011, Xata held $11.2 million in cash and cash equivalents and had $11.7 million of working capital. These balances compared to $12.4 million in cash and cash equivalents, and working capital of $14.1 million as of September 30, 2011. The following table is a reconciliation of working capital from current assets and current liabilities, which are the most directly comparable financial measures calculated in accordance with GAAP (in thousands):

	December 31, 2011	September 30, 2011

Current assets	$25,491	$26,491
Current liabilities	(15,860)	(14,724)

Net current assets	9,631	11,767
Current portion of deferred revenue net of deferred costs	2,118	2,294

Non-GAAP working capital	$11,749	$14,061

Working capital is a non-GAAP financial measure that management uses to assess the Company’s performance. Management believes working capital provides investors with an additional view of the Company’s liquidity and ability to repay current obligations. Our calculation of working capital may not be comparable to similarly titled measures reported by other companies.

The Company believes that based on our current level of operations, our cash flow from operations, existing funds and vendor terms will provide adequate cash to fund operating needs for the foreseeable future. However, it may be necessary to obtain additional funding in order to execute an inorganic growth strategy.

Our Series B Preferred Stock prohibits payment of dividends to the holders of any other capital stock unless and until the Company has paid dividends accrued on the Series B Preferred Stock, which pays a cumulative dividend of 4.0 percent of the original issue price per annum (payable semi-annually) on each outstanding share of Series B Preferred Stock. At the option of the Series B Preferred Stock holders, such dividends are payable in additional shares of Series B Preferred Stock or cash. During the three months ended December 31, 2011 and 2010, the Company issued 43,000 and 42,000 shares, respectively, of Series B Preferred Stock for payment of accrued dividends.

Recently Issued Accounting Standards

See Note 1 in the Notes to Consolidated Financial Statements located in Part I, Item 1 of this Report.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures and Internal Control over Financial Reporting

Our principal executive officer and principal financial officer, or persons performing similar functions, carried out an evaluation of the effectiveness, as of December 31, 2011, of the design and operation of our disclosure controls and procedures (as defined in Exchange Rule 13a-15(e)) and concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) accumulated and communicated to our principal executive officer and principal financial officer as appropriate to allow timely decisions regarding required disclosure.

There were no changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

On April 20, 2011, PJC Logistics, LLC named Xata as a defendant in a lawsuit in the United States District Court, Northern District of Texas. The plaintiff alleges Xata created and sold electronic position-based fleet management and tracking systems that infringe on the plaintiff’s patents. Previously, the plaintiff had named 241 trucking companies in various lawsuits across the United States alleging the companies used the systems complained of. Some of these companies are, or were, customers of Xata and Xata is obligated to defend the cases under the indemnification sections of customer contracts. Xata filed a declaratory judgment lawsuit against the plaintiff in the United States District Court of Minnesota alleging the plaintiff’s cases against the individual trucking companies were invalid and seeking to have all cases consolidated in one jurisdiction. As a result, all of those cases have now been consolidated in Minnesota. The plaintiff is seeking financial damages in a nonspecific amount, but exceeding $75,000.

Item 1A. Risk Factors.

In addition to the other information set forth in this report and our other SEC filings, you should carefully consider the factors discussed under “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended September 30, 2011, as updated by our subsequent SEC filings, which could have a material impact on our business, financial condition or results of operations. The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business, financial condition or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Reserved

Item 5. Other Information.

None

Item 6. Exhibits.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from Xata Corporation’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2011 are furnished herewith, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Operations for the three months ended December 31, 2011 and 2010, (ii) the Consolidated Balance Sheets as of December 31, 2011 and September 30, 2011, (iii) the Consolidated Statements of Changes in Shareholders’ Equity for the three months ended December 31, 2011 and the twelve months ended September 30, 2011, (iv) the Consolidated Statements of Cash Flows for the three months ended December 31, 2011 and 2010, and (v) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: February 8, 2012	Xata Corporation
(Registrant)

	by:	/s/ Scott G. Christian
Scott G. Christian
Chief Financial Officer
(Signing as Principal Financial and Accounting Officer, and as Authorized Signatory of Registrant)