Form 10-Q
period 2012-03-31
XATA CORP /MN/
filed 2012-05-04
CIK 854398

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2012 or

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

As of April 30, 2012, the following securities of the Registrant were outstanding: 10,747,852 shares of Common Stock, $0.01 par value per share, 2,212,267 shares of Series B Preferred Stock, 1,269,036 shares of Series C Preferred Stock, 1,566,580 shares of Series D Preferred Stock, 1,353,605 of Series F Preferred Stock and 10,066,663 shares of Series G Preferred Stock.

Xata Corporation

Xata Corporation

Consolidated Statements of Operations (Unaudited)

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
(In thousands, except per share data)	2012	2011	2012	2011

Revenue
Software	$11,703	$11,380	$23,389	$22,721
Hardware systems	3,624	4,899	8,088	6,632
Services	532	462	983	1,366

Total revenue	15,859	16,741	32,460	30,719

Costs and expenses
Cost of goods sold	7,834	8,643	16,485	14,301
Selling, general and administrative	6,622	6,664	12,742	12,777
Research and development	3,509	2,248	6,997	4,472

Total costs and expenses	17,965	17,555	36,224	31,550

Operating loss	(2,106)	(814)	(3,764)	(831)
Net interest and other expense	(153)	(95)	(264)	(178)

Loss before income taxes	(2,259)	(909)	(4,028)	(1,009)
Income tax benefit	(178)	(182)	(278)	(197)

Net loss	(2,081)	(727)	(3,750)	(812)

Preferred stock dividends	(56)	(54)	(112)	(107)
Preferred stock deemed dividends	—	—	50	18

Net loss to common shareholders	$(2,137)	$(781)	$(3,812)	$(901)

Net loss per common share - basic and diluted	$(0.20)	$(0.07)	$(0.36)	$(0.09)

Weighted average common and common share equivalents:
Basic and diluted	10,714	10,612	10,695	10,307

The accompanying notes are an integral part of the consolidated financial statements.

Xata Corporation

Consolidated Balance Sheets (Unaudited)

	March 31,	September 30,
(In thousands)	2012	2011

ASSETS
Current assets
Cash and cash equivalents	$8,739	$12,407
Accounts receivable, less allowances of $337 at March 31, 2012 and $378 at September 30, 2011	7,546	8,556
Inventories	4,557	3,374
Deferred product costs	1,007	1,148
Prepaid expenses and other current assets	950	1,006

Total current assets	22,799	26,491

Equipment, leased equipment and leasehold improvements, net	9,312	9,155
Intangible assets, net	11,026	12,158
Goodwill	17,048	16,474
Deferred product costs, net of current portion	701	857
Other assets	850	690

Total assets	$61,736	$65,825

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Revolving line of credit	$2,953	$—
Current portion of debt obligations	54	1,746
Accounts payable	4,425	5,003
Accrued expenses	4,694	4,533
Deferred revenue	2,833	3,442

Total current liabilities	14,959	14,724

Debt obligations, net of current portion	—	1,386
Deferred revenue, net of current portion	1,489	1,874
Deferred tax liabilities	624	596
Other long-term liabilities	430	559

Total liabilities	17,502	19,139

Shareholders’ equity
Preferred stock, no par, 50,000 shares authorized; 16,570 shares designated; shares issued and outstanding: 16,469 at March 31, 2012 and 16,426 at September 30, 2011	44,209	44,149
Common stock, par value $0.01 per share; 100,000 shares authorized; shares issued and outstanding: 10,748 and 10,681 at March 31, 2012 and September 30, 2011	108	107
Contingent common stock earn-out	1,912	1,912
Additional paid-in capital	47,776	47,249
Accumulated deficit	(50,915)	(47,103)
Accumulated other comprehensive income	1,144	372

Total shareholders’ equity	44,234	46,686

Total liabilities and shareholders’ equity	$61,736	$65,825

The accompanying notes are an integral part of the consolidated financial statements.

Xata Corporation

Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

								Accumulated
					Contingent	Additional		Other
	Preferred Stock		Common Stock		Common Stock	Paid-In	Accumulated	Comprehensive
(In thousands)	Shares	Amount	Shares	Amount	Earn-Out	Capital	Deficit	Income	Total
Balance at September 30, 2010	16,344	$43,980	9,816	$98	$6,452	$41,539	$(44,129)	$561	$48,501

Stock-based compensation	—	—	—	—	—	1,137	—	—	1,137
Issuance of common stock for share-based compensation awards	—	—	35	1	—	—	—	—	1
Issuance of common stock for settlement of contingent earn-out	—	—	810	8	(2,390)	2,382	—	—	—
Reversal of unearned common stock portion of contingent earn-out	—	—	—	—	(2,150)	2,150	—	—	—
Conversion of Series F preferred stock into common stock	(2)	(5)	2	—	—	5	—	—	—
Exercise of options	—	—	18	—		36	—	—	36
Preferred stock dividends	84	214	—	—	—	—	(216)	—	(2)
Preferred stock deemed dividends	—	(40)	—	—	—	—	40	—	—
Comprehensive loss:
Foreign currency translation adjustment	—	—	—	—	—	—	—	(189)	(189)
Net loss	—	—	—	—	—	—	(2,798)	—	(2,798)

Total comprehensive loss									(2,987)

Balance at September 30, 2011	16,426	44,149	10,681	107	1,912	47,249	(47,103)	372	46,686

Stock-based compensation	—	—	—	—	—	527	—	—	527
Issuance of common stock for share-based compensation awards	—	—	67	1	—	—	—	—	1
Preferred stock dividends	43	110	—	—	—	—	(112)	—	(2)
Preferred stock deemed dividends	—	(50)	—	—	—	—	50	—	—
Comprehensive loss:
Foreign currency translation adjustment	—	—	—	—	—	—	—	772	772
Net loss	—	—	—	—	—	—	(3,750)	—	(3,750)

Total comprehensive loss									(2,978)

Balance at March 31, 2012	16,469	$44,209	10,748	$108	$1,912	$47,776	$(50,915)	$1,144	$44,234

The accompanying notes are an integral part of the consolidated financial statements.

Xata Corporation

Consolidated Statements of Cash Flows (Unaudited)

	For the Six Months Ended March 31,
(In thousands)	2012	2011
Operating activities
Net loss	$(3,750)	$(812)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	3,967	2,988
Amortization of deferred financing costs	8	—
Deferred income taxes	—	181
Loss on sale or disposal of equipment and leased equipment	64	8
Stock-based compensation	527	588
Changes in assets and liabilities:
Accounts receivable, net	1,583	2,923
Inventories, net	(1,183)	598
Deferred product costs	297	746
Prepaid expenses and other assets	(31)	304
Accounts payable	(863)	(1,118)
Accrued expenses and other liabilities	(531)	(912)
Deferred revenue	(994)	(2,569)

Net cash (used in) provided by operating activities	(906)	2,925

Investing activities
Purchase of equipment and leasehold improvements	(1,982)	(1,292)
Proceeds from the sale or disposal of equipment	2	—

Net cash used in investing activities	(1,980)	(1,292)

Financing activities
Revolving line of credit, net	2,953	—
Payments on debt obligations	(3,624)	(600)
Deferred financing costs	(93)	—
Proceeds from exercise of options	—	36

Net cash used in financing activities	(764)	(564)

Effects of exchange rate on cash	(18)	76

(Decrease) increase in cash and cash equivalents	(3,668)	1,145

Cash and cash equivalents
Beginning	12,407	13,374

Ending	$8,739	$14,519

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

Revenue Recognition

Revenue Recognition for Arrangements with Multiple Deliverables

For multi-element arrangements including hardware systems, which include embedded software essential to the functionality of the hardware systems, software subscriptions and services requested by the customer, the Company allocates revenue to all deliverables based on their relative selling prices. In such circumstances, the Company uses a hierarchy to determine the selling price to be used for allocating revenue to deliverables: (i) vendor-specific objective evidence (VSOE) of fair value, if available, (ii) third-party evidence (TPE) of selling price if VSOE is not available, and (iii) best estimate of the selling price (ESP) if neither VSOE nor TPE is available. The Company limits the amount of revenue recognized for delivered elements with standalone value to an amount that is not contingent upon future delivery of additional products or services or the meeting of any specified performance conditions.

The Company’s process for determining its ESP for deliverables without VSOE or TPE considers multiple factors that may vary depending upon the unique facts and circumstances related to each deliverable. Considering the changing market conditions, as it relates to the Xata Turnpike solution, the Company concluded that the value received by the customer in the optimization of its fleet operations is derived from the use of the hardware system in conjunction with the software subscription. Therefore, the Company has concluded that for a customer, the purchase of a hardware system without the related subscription would have no standalone value. As a result, beginning in fiscal 2012, revenue generated from the sale of all multi-element Xata Turnpike solutions, in which a hardware system is purchased by the customer, is being recognized ratably over the estimated life of a Xata Turnpike customer.

Cash Equivalents

All highly liquid investments with original maturities of three months or less when purchased are classified as cash equivalents.

Allowances for Doubtful Accounts

Accounts receivable are stated at amounts net of an allowance for doubtful accounts. The Company grants credit to customers in the normal course of business based on an evaluation of a customer’s financial condition, and amounts are typically due within 30 days. Balances outstanding for a period longer than the contractual payment terms are considered past due. Estimates used in determining the allowance for doubtful accounts are based on historical collection experience, current trends, aging of accounts receivable and periodic credit evaluations of the customers’ financial condition. The Company reserves for accounts receivable when they are determined to be uncollectible by increasing the allowance for doubtful accounts and bad debt expense, which is included in selling, general and administrative expense within the accompanying consolidated statements of operations. Payments subsequently received, or otherwise determined to be collectible, are treated as recoveries that reduce bad debt expense.

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

As of March 31, 2012 and September 30, 2011, the Company had accruals for warranties of $0.9 million and $0.8 million, respectively. These amounts are included in the line item entitled accrued expenses in the accompanying consolidated balance sheets.

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

In December 2011, the FASB issued ASU 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 (ASU 2011-12), which served to defer the presentation of reclassification adjustments out of accumulated other comprehensive income required by ASU 2011-05.

The provisions of the new guidance noted above are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company will adopt ASU 2011-05 and ASU 2011-12 retrospectively by the date required and does not anticipate that either ASU will have a material effect on its financial position or results of operations.

There were no other new accounting pronouncements issued or effective during the six months ended March 31, 2012, that have had or are expected to have a material impact on the consolidated financial statements.

Note 2. Revenue and Cost of Goods Sold Information

The Company operates and manages the business as a single reportable segment. Factors used to identify the single reportable segment include the financial information available for evaluation by the chief operating decision maker in making decisions about how to allocate resources and assess performance. For the three and six months ended March 31, 2012 and 2011, the Company reported the following revenue and related cost of goods sold (in thousands):

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2012	2011	2012	2011
Revenue:
Software	$11,703	$11,380	$23,389	$22,721
Hardware systems	3,624	4,899	8,088	6,632
Services	532	462	983	1,366

Total revenue	$15,859	$16,741	$32,460	$30,719

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2012	2011	2012	2011
Cost of goods sold:
Software	$3,394	$2,698	$6,610	$5,470
Hardware systems	3,778	5,168	8,544	7,210
Services	662	777	1,331	1,642
Other	—	—	—	(21)

Total cost of goods sold	$7,834	$8,643	$16,485	$14,301

Software revenue includes monthly subscriptions from the XataNet and Xata Turnpike solutions, embedded leasing charges on the Xata Turnpike solution (where the customer selected the no upfront hardware cost option), monthly fees from the MobileMax solution and activation fees. Hardware systems revenue includes hardware with embedded software and, for the XataNet solution, software that can be hosted by the customer, warranty and repair revenue. Services revenue includes training, implementation, installation and professional services revenue.

Cost of software consists of communication costs, hosting costs, depreciation of Xata Turnpike RouteTracker units (where the customer selected the no upfront hardware cost option) and direct personnel costs related to network infrastructure, as well as Xata Turnpike technical support. Cost of hardware systems consists of the direct product costs, warranty costs, product repair costs, as well as direct personnel costs related to XataNet and MobileMax technical support. Cost of services consists of third-party vendor costs and direct costs related to services personnel.

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

Potentially dilutive securities representing approximately 16.6 million and 16.5 million shares of common stock outstanding for the three months ended March 31, 2012 and 2011, respectively, were excluded from the computation of diluted earnings per share because their effect would have been antidilutive. In addition, approximately 16.5 million shares of common stock outstanding for each of the six months ended March 31, 2012 and 2011 were excluded from the computation of diluted earnings per share because their effect would have been antidilutive.

Note 4. Supplemental Cash Flow and Non-Cash Information

The following table summarizes supplemental cash flow and non-cash information (in thousands):

	For the Six Months Ended March 31,
	2012	2011

Cash payments for interest	$350	$76
Assets acquired under capital lease obligation	546	1,250
Preferred stock deemed dividends	(50)	(18)
Preferred stock dividends	112	107
Preferred stock dividends paid	110	106
Conversion of Series F preferred stock into common stock	—	5
Issuance of common stock of for settlement of contingent earn-out	—	2,390

Note 5. Equipment, Leased Equipment and Leasehold Improvements

Equipment, leased equipment and leasehold improvements consist of (in thousands):

	March 31, 2012	September 30, 2011

Engineering and SaaS equipment	$11,479	$8,888
Office furniture and equipment	890	844
RouteTracker assets	6,154	5,435
Leasehold improvements	2,676	2,600
Assets not placed in service	237	973

	21,436	18,740
Less: accumulated depreciation	(12,124)	(9,585)

Equipment, leased equipment and leasehold improvements, net	$9,312	$9,155

The total amount of assets under capital lease and held by the Company included in equipment and leased equipment was $0.1 million and $5.6 million as of March 31, 2012 and September 30, 2011. Related accumulated depreciation for these assets was $0.1 million and $2.6 million as of March 31, 2012 and September 30, 2011.

Depreciation expense for software-as-a-service (SaaS) and RouteTracker assets was recorded as a cost of goods sold in the accompanying consolidated statements of operations and was $0.9 million and $0.5 million for the three months ended March 31, 2012 and 2011, respectively, and $1.8 million and $1.0 million for the six months ended March 31, 2012 and 2011, respectively.

Depreciation expense for all other assets, included in selling, general and administrative expenses in the accompanying consolidated statements of operations, was $0.4 million and $0.3 million for the three months ended March 31, 2012 and 2011, respectively, and was $0.8 million and $0.7 million for the six months ended March 31, 2012 and 2011, respectively.

Note 6: Goodwill and Identifiable Intangible Assets

Goodwill

The change in the net carrying amount of goodwill for the six months ended March 31, 2012 was as follows (in thousands):

Balance at September 30, 2011	$16,474
Foreign currency translation adjustment	574

Balance at March 31, 2012	$17,048

The Company completed its most recent annual impairment testing on the first day of the fourth quarter of fiscal 2011 and concluded that no impairment existed.

Identifiable Intangible Assets

Identifiable intangible assets subject to amortization were as follows as of March 31, 2012 (in thousands):

	Weighted Average Life (years)	Cost	Accumulated Amortization	Foreign Currency Translation Adjustment	Net

Acquired customer contracts	7.8	$14,900	$(7,604)	$83	$7,379
Acquired technology	7.0	2,700	(946)	162	1,916
Reseller relationships	6.0	1,500	(613)	89	976
Trademark	10.0	900	(221)	56	735
Other identifiable intangibles	7.0	49	(29)	—	20

Total	7.7	$20,049	$(9,413)	$390	$11,026

Amortization of acquired technology was recorded as a cost of goods sold in the accompanying consolidated statements of operations and was $0.1 million for each of the three months ended March 31, 2012 and 2011 and $0.2 million for each of the six months ended March 31, 2012 and 2011. Amortization expense of all other identifiable intangible assets included in selling, general and administrative expenses in the accompanying consolidated statements of operations was $0.6 million for each of the three months ended March 31, 2012 and 2011 and $1.2 million for each of the six months ended March 31, 2012 and 2011.

Future amortization expense, as of March 31, 2012, is expected to be as follows (in thousands):

Years ending September 30,
2012	$1,358
2013	2,716
2014	2,715
2015	2,710
2016	1,155
Thereafter	372

Total	$11,026

As of March 31, 2012, the carrying value of the Company’s goodwill and identifiable intangible assets was $28.1 million and represented 45.5 percent of total assets. If the Company experiences revenue declines, continuing operating losses or does not meet operating forecasts, the Company may be subject to future impairments. Additionally, changes in assumptions regarding the future performance of the Company’s business or significant declines in the stock price or the market as a whole could result in additional impairment indicators. Because of the significance of the Company’s goodwill and identifiable intangible assets, any future impairment of these assets could have a material and adverse effect on the Company’s financial results.

Note 7. Stock-Based Compensation

The Company has 440,910 shares of common stock authorized and available for future equity awards as of March 31, 2012. Equity awards granted are deducted from the shares available for grant under the Company’s 2007 Long-Term Incentive and Stock Option Plan. Similarly, equity awards cancelled are added back to the shares available for grant under the Company’s stock plans.

Stock Options

The following table summarizes information relating to stock option activity for the six months ended March 31, 2012 (in thousands, except per share data):

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Options outstanding at September 30, 2011	2,482	$3.26
Granted	745	1.34
Cancelled:
Expired	(11)	2.21
Forfeited	(172)	2.78

Options outstanding at March 31, 2012	3,044	$2.82	7.7	$—

Options exercisable at March 31, 2012	1,800	$3.44	6.5	$—

Options expected to vest after March 31, 2012	1,244	$1.92	9.3	$—

Aggregate intrinsic value represents the Company’s closing stock price on the last trading day of the fiscal period in excess of the exercise prices multiplied by the number of options outstanding, exercisable or expected to vest. The Company’s options maintain no intrinsic value at March 31, 2012 as the stock price on the last trading day was equal to or lower than the exercise prices of all options outstanding, exercisable and expected to vest at March 31, 2012.

The weighted average fair value at the date of grant and the assumptions used to determine such values are indicated in the following table (number of shares in thousands).

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2012	2011	2012	2011

Number of shares granted	622	756	745	459
Fair value per share	$0.55	$1.21	$0.55	$1.31
Risk-free interest rate	1.33%	2.72%	1.34%	3.06%
Expected volatility	41.50%	39.99%	41.52%	42.41%
Expected life (in years)	5.89	5.91	5.91	5.93
Dividend yield	—	—	—	—

Information regarding options outstanding and exercisable as of March 31, 2012, is as follows (in thousands, except per share data):

	Options Outstanding			Options Exercisable
Range of exercise price	Number of Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
$1.33 - $1.85	755	9.8	$1.35	70	9.9	$1.33
2.00 - 2.99	1,605	7.8	2.57	1,058	7.3	2.55
3.00 - 3.94	87	7.2	3.31	75	7.1	3.30
4.33 - 4.88	35	4.4	4.64	35	4.4	4.64
5.03 - 5.40	562	4.6	5.31	562	4.6	5.31

	3,044	7.7	$2.82	1,800	6.5	$3.44

As of March 31, 2012, there was $0.8 million of total unrecognized compensation costs related to stock option awards. The Company will recognize these costs over the remaining vesting periods of these options. The weighted average period over which the costs will be recognized is 1.5 years.

Restricted Stock Awards

The following table summarizes information relating to restricted stock award activity for the six months ended March 31, 2012 (number of shares in thousands):

	Number of Shares	Weighted Average Grant Date Fair Value
Restricted stock unvested and outstanding at September 30, 2011	8	$5.40
Granted	35	1.33
Vested	(39)	1.76

Restricted stock unvested and outstanding at March 31, 2012	4	$5.40

The total fair value of shares vested during the six months ended March 31, 2012 was $52,000.

As of March 31, 2012, there were $11,000 of total unrecognized compensation costs related to restricted stock awards. The Company will recognize these costs over the remaining vesting periods of these awards. The weighted average period over which the costs will be recognized is 0.5 years.

Restricted Stock Units

The following table summarizes information relating to restricted stock unit activity for the six months ended March 31, 2012 (number of shares in thousands):

	Number of Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Restricted stock units outstanding at September 30, 2011	387	$2.59
Granted	270	1.34
Settled	(31)	2.63
Cancelled:
Forfeited	(57)	2.71

Restricted stock units outstanding at March 31, 2012	569	$1.99	$757

Restricted stock units vested and unsettled at March 31, 2012	132	$2.49	$175

Restricted stock units expected to vest after March 31, 2012	437	$1.83	$582

Aggregate intrinsic value represents the Company’s closing stock price on the last trading day of the fiscal period multiplied by the number of restricted stock units outstanding or expected to vest.

As of March 31, 2012, there were $0.7 million of total unrecognized compensation costs related to restricted stock units. The Company will recognize these costs over the remaining vesting periods of these units. The weighted average period over which the costs will be recognized is 1.6 years.

Common Stock Warrants

There were 4,772,349 warrants outstanding and exercisable as of March 31, 2012 and September 30, 2011. The weighted average exercise price of the outstanding warrants as of March 31, 2012 was $3.13. The outstanding warrants have a weighted average remaining life of 3.8 years.

Note 8. Financing Arrangements

Debt obligations consist of the following (in thousands):

	March 31, 2012	September 30, 2011

Revolving line of credit	$2,953	$—
Capitalized leases	4	3,016
Other long-term debt obligations	—	68
Contingent earn-out	50	48

Total debt obligations	3,007	3,132
Less current portion of debt obligations and revolving line of credit	3,007	1,746

Total debt obligations, net of current portion	$—	$1,386

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

Effective June 17, 2011, the Company entered into a second Master Lease Agreement with BCCL for the financing of additional Xata Turnpike RouteTracker hardware units. Leases under the second Master Lease Agreement have a term of twenty-one months and effective interest rates of between 10.3 percent and 15.0 percent with monthly payments including principal and interest. The second Master Lease Agreement is effective through the end of the lease term of any Xata Turnpike RouteTracker hardware units leased under the Master Lease Agreement.

Effective February 24, 2012, the Company entered into a two-year Loan and Security Agreement with Silicon Valley Bank (SVB) consisting of a $8.0 million revolving line of credit bearing interest at a floating rate equal to either 1.0 percent over the prime rate, provided certain liquidity conditions are met, or 1.5 percent over the prime rate. Interest is paid monthly, and the entire amount of any outstanding principal is due at maturity on February 24, 2014. Amounts borrowed under the revolving line of credit are secured by substantially all of the personal property of the Company and generally may be repaid and re-borrowed at any time before maturity. In conjunction with the signing of the Loan and Security Agreement, the Company was required to repay all outstanding capital lease obligations under the Master Lease Agreements with BCCL and retire the Master Lease Agreements. The balance of the Company’s capital lease obligation with BCCL, which was included in debt obligations in the accompanying consolidated balance sheets, was $3.0 million as of September 30, 2011.

The Loan and Security Agreement contains customary representations, warranties, covenants and events of default, including, without limitation, covenants restricting the Company’s ability to incur indebtedness and liens, to declare and pay cash dividends, and to merge or consolidate with another entity. The Loan and Security Agreement also includes financial covenants requiring the Company to maintain a minimum tangible net worth and adjusted quick ratio. The Company was in compliance with these covenants as of March 31, 2012.

Note 9. Fair Value of Financial Instruments

The Company performs fair value measurements in accordance with the guidance provided by ASC 820, Fair Value Measurements and Disclosures (ASC 820). The Company has money market fund assets and a contingent earn-out liability to non-accredited U.S. shareholders that are carried at fair value. There were no material transfers in or out of Level 1 or Level 2 during the six months ended March 31, 2012. The following paragraphs provide additional information regarding the valuation of these balances, on a recurring basis as of March 31, 2012.

Money Market Funds

The Company maintained money market funds, which are included in cash and cash equivalents in the accompanying consolidated balance sheets of $8.4 million and $11.0 million as of March 31, 2012 and September 30, 2011, respectively. The valuation techniques used to measure the fair value of the Company’s money market funds, which were classified as Level 1, were derived from quoted market prices as substantially all of these instruments have maturity dates (if any) within three months from the date of purchase, and active markets for these instruments exist.

Contingent Earn-out Liability

The Company recorded a contingent earn-out liability, which was included in debt obligations in the accompanying consolidated balance sheets of $50,000 and $48,000 as of March 31, 2012 and September 30, 2011, respectively. The Company’s valuation techniques used to measure the fair value of the contingent earn-out, classified as Level 2, were based on the stock price on the date of the Turnpike acquisition and the estimated probability of earn-out target achievements using an income approach. The following table summarizes the change in the contingent earn-out for the six months ended March 31, 2012 (in thousands):

Balance as of September 30, 2011	$48
Add:
Interest accrued on remaining contingent earn-out obligation	2

Balance as of March 31, 2012	$50

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

Future minimum lease commitments under these noncancelable operating leases, excluding common area costs, as of March 31, 2012, are as follows (in thousands):

Years ending September 30,
2012	$351
2013	683
2014	651
2015	229
2016	56

Total	$1,970

Rental expense, including common area costs, was $0.3 million and $0.4 million for the three months ended March 31, 2012 and 2011, respectively, and $0.5 million and $0.7 million for the six months ended March 31, 2012 and 2011, respectively.

401(k) Plan

The Company has a 401(k) plan covering substantially all U.S. employees and the plan is operated on a calendar-year basis. In the second quarter of fiscal 2012, the Company instituted a 401(k) plan covering substantially all Canadian employees. For both the U.S. and Canadian plans, the Company provides an employer matching contribution equal to 50 percent of an employee’s contribution for employee deferrals of up to 6 percent of their compensation. Matching contributions totaled $0.1 million for each of the three months ended March 31, 2012 and 2011. Matching contributions totaled $0.2 million for each of the six months ended March 31, 2012 and 2011.

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

As of March 31, 2012, the Company had an outstanding commitment to purchase $1.5 million of hardware systems components. As of March 31, 2012, the Company believes that the commitments made will be achieved over the terms established.

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

The Company records liabilities for an estimated loss from a loss contingency where the outcome of the matter is probable and can be reasonably estimated. Factors that are considered when determining whether the conditions for accrual have been met include the (a) nature of the litigation, claim, or assessment, (b) progress of the case, including progress after the date of the financial statements but before the issuance date of the financial statements, (c) opinions of legal counsel and (d) management’s intended response to the litigation, claim, or assessment. Where the reasonable estimate of the probable loss is a range, the Company records the most likely estimate of the loss. When no amount within the range is a better estimate than any other amount, however, the minimum amount in the range is accrued. Gain contingencies are not recorded until realized. As of March 31, 2012 and 2011, there were no reserves recorded for loss contingencies.

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

In the first quarter of fiscal 2012, the Company issued 43,000 shares of Series B Preferred Stock to Trident Capital for payment of accrued dividends. Based on the market value of the Company’s common stock on the date of the dividend payment, the payment of the dividend in additional shares of Series B Preferred Stock resulted in a non-cash dividend of $0.1 million for the six months ended March 31, 2012.

There were 2,212,267 shares and 2,168,773 shares issued and outstanding as of March 31, 2012 and September 30, 2011, respectively.

Series C

In September 2005, the Company sold 1,269,036 shares of Series C Preferred Stock for $5.0 million, or $3.94 per share. Each share of the Series C Preferred Stock is convertible into one share of the Company’s common stock.

There were 1,269,036 shares issued and outstanding as of March 31, 2012 and September 30, 2011, respectively.

Series D

In June 2007, the Company sold 1,566,580 shares of Series D Preferred Stock for $6.0 million, or $3.83 per share. Each share of the Series D Preferred Stock is convertible into one share of the Company’s common stock.

There were 1,566,580 shares issued and outstanding as of March 31, 2012 and September 30, 2011, respectively.

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

There were 1,353,605 shares issued and outstanding as of March 31, 2012 and September 30, 2011, respectively.

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

There were 10,066,663 shares issued and outstanding as of March 31, 2012 and September 30, 2011, respectively.

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

•

Our growth and profitability depend on our timely introduction and market acceptance of new products, our ability to continue to fund research and development activities and our ability to establish and maintain strategic partner relationships;

•	We will have dependence on proprietary technology and communication networks owned and controlled by others, and accordingly, their problems may adversely impact us; and

•	For the foreseeable future, we are dependent upon existing customers renewing contracts and purchasing additional service or products.

Further information regarding these and other risks is included in “Risk Factors” in Part 1, Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2011, in this Form 10-Q and in our other filings we make with the SEC.

Overview

Xata Corporation and its wholly owned subsidiary (collectively, “Xata” or the “Company” or “we” or “our” or “us”) is one of the leading providers of fleet management solutions to the commercial trucking industry. Our innovative technologies and value-added services are intended to enable customers to optimize the utilization of their assets and enhance the productivity of fleet operations across the entire supply chain, resulting in decreased costs, improved compliance with U.S. Department of Transportation (DOT) regulations and enhanced customer service.

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

Over the past 25 years, Xata has developed relationships with the nation’s largest fleets including CVS Pharmacy, Dean Foods, Sysco, US Foods and xpedx to find and develop technologies that provide information about their fleets and transform that data into actionable intelligence. With the acquisition of Turnpike, Xata has gained relationships with additional customers such as Coca-Cola and Loblaws.

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

Xata utilizes a three-prong approach to meeting its customer’s fleet management needs:

•	Technology. Xata provides total fleet management solutions, including hardware systems, software subscriptions and services, as applicable, through the following solutions:

•

XataNet integrates mobile technology, driver displays and cost-effective communications with a suite of powerful, web-based applications delivered on-demand via the Internet. XataNet provides critical real-time information about our customers’ fleets, allows for paperless driver logs and provides summary and granular reports on driver and vehicle performance. XataNet can also integrate with back-office applications for a seamless flow of information, and our software works with a variety of in-cab communications devices.

•

Xata Turnpike is a web-based fleet optimization solution that enables Xata to serve any size fleet that requires a simple, low-cost solution. Unlike most onboard fleet management systems that utilize an expensive, in-cab system dependent on a cellular or satellite communication platform to transmit data, Xata Turnpike transmits data via Bluetooth to a handset or tablet-based communication device that then sends the data to a Xata Turnpike portal which customers can access to view, sort and analyze their data. By utilizing off-the-shelf cell phones, smart phones, tablet computers and rugged handhelds as driver displays and communication devices, the majority of the traditional upfront hardware systems costs are eliminated.

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

Critical Accounting Policies

Our consolidated financial statements are prepared in accordance with the accounting principles generally accepted in the United States (GAAP) as set forth in the Financial Accounting Standards Board’s (FASB)

Accounting Standards Codification (ASC) and consider the various staff accounting bulletins and other applicable guidance issued by the Securities and Exchange Commission (SEC). GAAP, as set forth within the ASC, requires us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions upon which we rely, are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements as well as the reported amounts of revenues and expenses during the periods presented. To the extent there are material differences between these estimates, judgments or assumptions and actual results, our consolidated financial statements will be affected. The accounting policies that reflect our more significant estimates, judgments and assumptions and which we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:

•	Revenue Recognition

•	Allowance for Doubtful Accounts

•	Goodwill and Intangible Assets – Impairment Assessments

•	Warranties

•	Accounting for Income Taxes

In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application. There are also areas in which management’s judgment in selecting among available alternatives would not produce a materially different result. Our senior management has reviewed these critical accounting policies and related disclosures with the Audit Committee of the Board of Directors. There were no changes to the Company’s critical accounting policies during the second quarter of fiscal 2012. Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for our fiscal year ended September 30, 2011 for a more complete discussion of our critical accounting policies and estimates.

Results of Operations for the Three and Six Months Ended March 31, 2012 and 2011

The following table sets forth detail related to revenue and cost of goods sold (in thousands):

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2012	2011	2012	2011
Revenue:
Software	$11,703	$11,380	$23,389	$22,721
Hardware systems	3,624	4,899	8,088	6,632
Services	532	462	983	1,366

Total revenue	$15,859	$16,741	$32,460	$30,719

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2012	2011	2012	2011
Cost of goods sold:
Software	$3,394	$2,698	$6,610	$5,470
Hardware systems	3,778	5,168	8,544	7,210
Services	662	777	1,331	1,642
Other	—	—	—	(21)

Total cost of goods sold	$7,834	$8,643	$16,485	$14,301

Revenue

Total revenue decreased 5.3 percent to $15.9 million for the three months ended March 31, 2012, compared to $16.7 million for the same period in fiscal 2011. Total revenue increased 5.7 percent to $32.5 million for the six months ended March 31, 2012, compared to $30.7 million for the same period in fiscal 2011

Software revenue, which includes monthly subscriptions from the XataNet and Xata Turnpike solutions, embedded leasing charges on Xata Turnpike solutions (where the customer selected the no upfront hardware cost option), monthly fees from the MobileMax solution and activation fees, increased 2.8 percent to $11.7 million for the three months ended March 31, 2012, compared to $11.4 million for the same period in fiscal 2011. The increase in software revenue was driven by growth of 6.7 percent and 40.4 percent for XataNet and Xata Turnpike, respectively. Software revenue for the three months ended March 31, 2012 represented 73.8 percent of total revenue compared to 68.0 percent for the same period of fiscal 2011.

Hardware systems revenue, which includes hardware with embedded software and, for the XataNet solution, software that can be hosted by the customer, warranty and repair revenue, decreased 26.0 percent to comprise 22.9 percent of total revenue for the three months ended March 31, 2012, compared to 29.3 percent for the same period in fiscal 2011. The decrease in hardware systems revenue reflects the customer base shifting to the no upfront hardware cost Xata Turnpike solution.

Services revenue increased 15.2 percent to comprise 3.4 percent of total revenue for the three months ended March 31, 2012, compared to 2.8 percent for the same period in fiscal 2011. The increase in services revenue was driven by increased professional services and training revenue.

Cost of Goods Sold and Gross Margin

Cost of software consists of communication, hosting costs, depreciation of Xata Turnpike RouteTracker units (where the customer selected the no upfront hardware cost option) and direct personnel costs related to network infrastructure, as well as Xata Turnpike customer support. Cost of software increased 25.8 percent for the three months ended March 31, 2012, compared to the same period in fiscal 2011. Software gross margin decreased 5.3 percentage points for the three months ended March 31, 2012, compared to the same period in fiscal 2011. Software margins were impacted by increased infrastructure and RouteTracker hardware unit depreciation as the Company continues to invest in its SaaS infrastructure and continues to grow the number of Xata Turnpike subscribers who have selected the no upfront cost hardware option.

Cost of hardware systems consists of the direct product costs, warranty costs, product repair costs and direct personnel costs related to XataNet and MobileMax technical support. Cost of hardware systems decreased 26.9 percent for the three months ended March 31, 2012, compared to the same period in fiscal 2011. Hardware systems gross margins increased 1.2 percentage points for the three months ended March 31, 2012.

Cost of services consists of third-party vendor costs and direct costs related to services personnel. Cost of services decreased 14.8 percent for the three months ended March 31, 2012, compared to the same period in fiscal 2011. Service gross margins increased 43.7 percentage points for the three months ended March 31, 2012, compared to the same period in fiscal 2011. Improved service margins were primarily the result of improved utilization of dedicated service personnel.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist of personnel costs for the Company’s sales, client management and administration functions; sales commissions, marketing and promotional expenses; executive and administrative costs; and accounting and professional fees. Selling, general and administrative expenses for the three months ended March 31, 2012 were $6.6 million or 41.8 percent of revenue compared to $6.7 million or 39.8 percent of revenue for the same period in fiscal 2011. For the six months ended March 31, 2012, selling, general and administrative expenses were $12.7 million or 39.3 percent of revenue compared to $12.8 million or 41.6 percent of revenue for the same period in fiscal 2011, due to lower overall revenues.

Research & Development Expenses

Research and development expenses consist of personnel costs and expenses related to development of new solutions and added functionality on existing solutions. Research and development expenses were $3.5 million or 22.1 percent of revenue for the three months ended March 31, 2012, compared to $2.2 million or 13.4 percent of revenue for the same period in fiscal 2011. For the six months ended March 31, 2012, research and development expenses were $7.0 million or 21.6 percent of revenue compared to $4.5 million or 14.6 percent of revenue for the same period in fiscal 2011. This increase reflects Xata’s effort to enhance its current mobile and SaaS solutions with a focus on scalable and reliable solutions that will meet the market’s current and anticipated fleet management and regulatory needs.

Net Interest and Other Expense

Net interest and other expense was $0.2 million for the three months ended March 31, 2012, compared to $0.1 million for the same period in fiscal 2011. For the six months ended March 31, 2012, net interest and other expense was $0.3 million compared to $0.2 million for the same period of fiscal 2011. The increase in net interest expense reflects termination fees for early repayment of Xata Turnpike RouteTracker hardware unit capital lease obligations.

Income Taxes

An income tax benefit of $0.3 million was recorded for the six months ended March 31, 2012 to recognize the tax benefits relating to tax credits and net operating losses of Canadian operations to the extent benefits would offset the deferred tax liability. On a consolidated basis, the Company does not have objectively verifiable positive evidence of future taxable income as prescribed by ASC 740-10, Income Taxes – Overall (ASC 740-10). Accordingly, the Company concluded that a valuation allowance is appropriate. Realization of deferred tax assets is dependent on future taxable income during the periods when deductible temporary differences and carryforwards are expected to be available to reduce taxable income. The amount of the net deferred tax asset considered realizable could be increased in the future if the Company returns to profitability and it becomes more likely than not that these amounts would be realized. As of September 30, 2011, the Company had federal net operating loss carryforwards and tax credit carryforwards available for use of $45.2 million and $2.0 million, respectively.

Net Loss to Common Shareholders

The Company incurred net losses to common shareholders of $2.1 million and $0.8 million for the three months ended March 31, 2012 and 2011, respectively, and $3.8 million and $0.9 million for the six months ended March 31, 2012 and 2011, respectively. The net losses to common shareholders reflect net preferred stock dividends and preferred stock deemed dividends of $0.1 million for each of the three and six months ended March 31, 2012 and 2011.

Liquidity and Capital Resources

Cash used by operating activities was $0.9 million during the six months ended March 31, 2012 compared to cash provided by operating activities of $2.9 million for the same period in fiscal 2011. Cash used by operating activities increased by $3.8 million compared to the same period in fiscal 2011 as the result of an increase in R&D expense associated with development of new solutions and an increase in working capital.

Cash used in investing activities was $2.0 million for the six months ended March 31, 2012, compared to $1.3 million for the same period in fiscal 2011, reflecting the Company’s continued capital investment in its SaaS infrastructure.

Cash used by financing activities of $0.8 million for the six months ended March 31, 2012, compared to $0.6 million for the same period of fiscal 2011. Current period activity includes the early extinguishment of Xata Turnpike RouteTracker hardware unit capital lease obligations and the payment of deferred financing costs, which were offset, in part, by the Company drawing on the revolving line of credit.

Non-GAAP Financial Measures

As of March 31, 2012, Xata held $8.7 million in cash and cash equivalents and had $9.7 million of working capital. These balances compare to $12.4 million in cash and cash equivalents and working capital of $14.1 million as of September 30, 2011. The following table is a reconciliation of working capital from current assets and current liabilities, which are the most directly comparable financial measures calculated in accordance with GAAP (in thousands):

	March 31, 2012	September 30, 2011
Current assets	$22,799	$26,491
Current liabilities	(14,959)	(14,724)

Net current assets	7,840	11,767
Current portion of deferred revenue net of deferred costs	1,826	2,294

Non-GAAP working capital	$9,666	$14,061

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

Our Series B Preferred Stock prohibits payment of dividends to the holders of any other capital stock unless and until the Company has paid dividends accrued on the Series B Preferred Stock, which pays a cumulative dividend of 4.0 percent of the original issue price per annum (payable semi-annually) on each outstanding share of Series B Preferred Stock. At the option of the Series B Preferred Stockholders, such dividends are payable in additional shares of Series B Preferred Stock or cash. During the six months ended March 31, 2012 and 2011, the Company issued 43,000 and 42,000 shares, respectively, of Series B Preferred Stock for payment of accrued dividends.

Recently Issued Accounting Standards

See Note 1 in the Notes to Consolidated Financial Statements located in Part I, Item 1 of this Report.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures and Internal Control over Financial Reporting

Our principal executive officer and principal financial officer, or persons performing similar functions, carried out an evaluation of the effectiveness, as of March 31, 2012, of the design and operation of our disclosure controls and procedures (as defined in Exchange Rule 13a-15(e)) and concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) accumulated and communicated to our principal executive officer and principal financial officer as appropriate to allow timely decisions regarding required disclosure.

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

Item 4. Mine Safety Disclosures.

None

Item 5. Other Information.

Submission of Matters to a Vote of Security Holders

The annual meeting of shareholders of the Company was held on February 8, 2012. As of the record date, December 13, 2011, there were 10,681,573 shares of common stock and 16,468,151 shares of Series B, Series C, Series D, Series F and Series G Preferred Stock (collectively, “Preferred Stock”) of the Company. Each share of common stock and Preferred Stock was entitled to one vote on each proposal to be presented at the meeting and one vote in each applicable class vote on such proposal. In addition, the Series B and Series G Preferred Stock voted separately, each as a class, with respect to the election of two of the nine nominees for election as directors.

There were in attendance at the meeting in person or by proxy holders of 21,087,067 shares of voting stock, which is equivalent to 77.7 percent of the total number of eligible voting shares of the Company issued and outstanding.

Matters voted upon and the results thereof are as follows:

1.	Nine (9) directors (including Donald R. Dixon, who was elected by the holders of the Series B Preferred Stock, voting separately by ballot as a class and Christopher P. Marshall, who was elected by the holders of the Series G Preferred Stock, voting separately by ballot as a class) were elected to serve for a one-year term expiring when their successors are elected and qualified at the annual meeting in 2013.

	For	Withheld
John J. Coughlan	20,721,318	365,749
Thomas G. Hudson	20,720,565	366,502
Roger W. Kleppe	20,708,403	378,664
Chad M. Lindbloom	20,720,754	366,313
Michael J. Paxton	20,781,891	305,176
Mark E. Claeys	20,783,891	303,176
Karen T. Van Lith	20,720,565	366,502

Donald R. Dixon	2,212,267	-0-
Christopher P. Marshall	10,066,663	-0-

Item 6. Exhibits.

10.1	Loan and Security Agreement between Silicon Valley Bank and Xata Corporation dated as of February 24, 2012(1)

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from Xata Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 are furnished herewith, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Operations for the three and six months ended March 31, 2012 and 2011, (ii) the Consolidated Balance Sheets as of March 31, 2012 and September 30, 2011, (iii) the Consolidated Statements of Changes in Shareholders’ Equity for the six months ended March 31, 2012 and the twelve months ended September 30, 2011, (iv) the Consolidated Statements of Cash Flows for the six months ended March 31, 2012 and 2011, and (v) Notes to Consolidated Financial Statements.

(1)	Incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K filed March 1, 2012.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 4, 2012	Xata Corporation
(Registrant)

	by:	/s/ Scott G. Christian
Scott G. Christian
Chief Financial Officer
(Signing as Principal Financial and Accounting Officer, and as Authorized Signatory of Registrant)