Form 10-Q
period 2012-06-30
XATA CORP /MN/
filed 2012-08-03
CIK 854398

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2012 or

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

As of July 31, 2012, the following securities of the Registrant were outstanding: 10,792,189 shares of Common Stock, $0.01 par value per share, 2,250,000 shares of Series B Preferred Stock, 1,269,036 shares of Series C Preferred Stock, 1,566,580 shares of Series D Preferred Stock, 1,353,605 of Series F Preferred Stock and 10,066,663 shares of Series G Preferred Stock.

Xata Corporation

Xata Corporation

Consolidated Statements of Operations (Unaudited)

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
(In thousands, except per share data)	2012	2011	2012	2011

Revenue
Software	$11,833	$11,381	$35,222	$34,102
Hardware systems	3,480	4,875	11,568	11,507
Services	329	768	1,312	2,134

Total revenue	15,642	17,024	48,102	47,743

Costs and expenses
Cost of goods sold	8,015	9,119	24,500	23,420
Selling, general and administrative	6,586	5,840	19,329	18,617
Research and development	3,983	2,697	10,979	7,168
Impairment of intangible asset	3,500	—	3,500	—

Total costs and expenses	22,084	17,656	58,308	49,205

Operating loss	(6,442)	(632)	(10,206)	(1,462)
Net interest and other expense	(33)	(93)	(297)	(272)

Loss before income taxes	(6,475)	(725)	(10,503)	(1,734)
Income tax benefit	(192)	(289)	(470)	(486)

Net loss	(6,283)	(436)	(10,033)	(1,248)

Preferred stock dividends	(57)	(54)	(169)	(162)
Preferred stock deemed dividends	—	22	50	40

Net loss to common shareholders	$(6,340)	$(468)	$(10,152)	$(1,370)

Net loss per common share - basic and diluted	$(0.59)	$(0.04)	$(0.95)	$(0.13)

Weighted average common and common share equivalents:
Basic and diluted	10,753	10,667	10,714	10,427

The accompanying notes are an integral part of the consolidated financial statements.

Xata Corporation

Consolidated Statements of Comprehensive (Loss) Income (Unaudited)

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
(In thousands)	2012	2011	2012	2011

Net loss	$(6,283)	$(436)	$(10,033)	$(1,248)

Foreign currency translation adjustments	(316)	65	456	1,259

Comprehensive (loss) income	$(6,599)	$(371)	$(9,577)	$11

The accompanying notes are an integral part of the consolidated financial statements.

Xata Corporation

Consolidated Balance Sheets (Unaudited)

(In thousands)	June 30, 2012	September 30, 2011

ASSETS
Current assets
Cash and cash equivalents	$7,912	$12,407
Accounts receivable, less allowances of $320 at June 30, 2012 and $378 at September 30, 2011	7,833	8,556
Inventories	3,737	3,374
Deferred product costs	788	1,148
Prepaid expenses and other current assets	1,406	1,006

Total current assets	21,676	26,491

Equipment, leased equipment and leasehold improvements, net	8,004	9,155
Intangible assets, net	6,766	12,158
Goodwill	16,806	16,474
Deferred product costs, net of current portion	556	857
Other assets	740	690

Total assets	$54,548	$65,825

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Revolving line of credit	$2,100	$—
Current portion of debt obligations	50	1,746
Accounts payable	4,218	5,003
Accrued expenses	6,002	4,533
Deferred revenue	2,467	3,442

Total current liabilities	14,837	14,724

Debt obligations, net of current portion	—	1,386
Deferred revenue, net of current portion	1,301	1,874
Deferred tax liabilities	91	596
Other long-term liabilities	371	559

Total liabilities	16,600	19,139

Shareholders’ equity
Preferred stock, no par, 50,000 shares authorized; 16,750 shares designated; shares issued and outstanding: 16,507 at June 30, 2012 and 16,426 at September 30, 2011	44,322	44,149
Common stock, par value $0.01 per share; 100,000 shares authorized; shares issued and outstanding: 10,792 at June 30, 2012 and 10,681 at September 30, 2011	108	107
Contingent common stock earn-out	1,912	1,912
Additional paid-in capital	48,033	47,249
Accumulated deficit	(57,255)	(47,103)
Accumulated other comprehensive income	828	372

Total shareholders’ equity	37,948	46,686

Total liabilities and shareholders’ equity	$54,548	$65,825

The accompanying notes are an integral part of the consolidated financial statements.

Xata Corporation

Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

	Preferred Stock		Common Stock		Contingent Common Stock Earn-Out	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
(In thousands)	Shares	Amount	Shares	Amount
Balance at September 30, 2010	16,344	$43,980	9,816	$98	$6,452	$41,539	$(44,129)	$561	$48,501

Stock-based compensation	—	—	—	—	—	1,137	—	—	1,137
Issuance of common stock for share-based compensation awards	—	—	35	1	—	—	—	—	1
Issuance of common stock for settlement of contingent earn-out	—	—	810	8	(2,390)	2,382	—	—	—
Reversal of unearned common stock portion of contingent earn-out	—	—	—	—	(2,150)	2,150	—	—	—
Conversion of Series F preferred stock into common stock	(2)	(5)	2	—	—	5	—	—	—
Exercise of options	—	—	18	—		36	—	—	36
Preferred stock dividends	84	214	—	—	—	—	(216)	—	(2)
Preferred stock deemed dividends	—	(40)	—	—	—	—	40	—	—
Comprehensive loss	—	—	—	—	—	—	(2,798)	(189)	(2,987)

Balance at September 30, 2011	16,426	44,149	10,681	107	1,912	47,249	(47,103)	372	46,686

Stock-based compensation	—	—	—	—	—	785	—	—	785
Issuance of common stock for share-based compensation awards	—	—	111	1	—	(1)	—	—	—
Preferred stock dividends	81	223	—	—	—	—	(169)	—	54
Preferred stock deemed dividends	—	(50)	—	—	—	—	50	—	—
Comprehensive loss	—	—	—	—	—	—	(10,033)	456	(9,577)

Balance at June 30, 2012	16,507	$44,322	10,792	$108	$1,912	$48,033	$(57,255)	$828	$37,948

The accompanying notes are an integral part of the consolidated financial statements.

Xata Corporation

Consolidated Statements of Cash Flows (Unaudited)

	For the Nine Months Ended June 30,
(In thousands)	2012	2011
Operating activities
Net loss	$(10,033)	$(1,248)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	6,318	4,675
Impairment of intangible asset	3,500	—
Amortization of deferred financing costs	20	—
Deferred income taxes	(532)	(389)
Loss on sale or disposal of equipment and leased equipment	75	7
Stock-based compensation	785	860
Changes in assets and liabilities:
Accounts receivable, net	1,290	1,923
Inventories, net	(363)	890
Deferred product costs	661	1,419
Prepaid expenses and other assets	(403)	42
Accounts payable	(874)	(146)
Accrued expenses and other liabilities	779	(99)
Deferred revenue	(1,546)	(3,002)

Net cash (used in) provided by operating activities	(323)	4,932

Investing activities
Purchase of equipment and leasehold improvements	(2,536)	(2,308)
Proceeds from the sale or disposal of equipment	2	—

Net cash used in investing activities	(2,534)	(2,308)

Financing activities
Revolving line of credit, net	2,100	—
Payments on debt obligations	(3,627)	(885)
Deferred financing costs	(97)	—
Proceeds from exercise of options	—	36

Net cash used in financing activities	(1,624)	(849)

Effects of exchange rate on cash	(14)	84

(Decrease) increase in cash and cash equivalents	(4,495)	1,859

Cash and cash equivalents
Beginning	12,407	13,374

Ending	$7,912	$15,233

The accompanying notes are an integral part of the consolidated financial statements.

Xata Corporation

Notes to the Consolidated Financial Statements (Unaudited)

Note 1. Summary of Significant Accounting Policies

Xata Corporation (Xata or the Company) develops, markets and services fully integrated, onboard fleet management solutions for the private fleets and for-hire fleet carriers within the commercial trucking industry. The Company sells its products in the U.S. and Canada. The Company’s solutions utilize proprietary software and related hardware components and accessories to enable customers to optimize the utilization of their assets and enhance the productivity of fleet operations across the supply chain, resulting in decreased costs, improved compliance with U.S. Department of Transportation (DOT) regulations and enhanced customer service.

Basis of Presentation and Preparation

The accompanying unaudited consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Turnpike Global Technologies, Inc. (Turnpike). Intercompany accounts and transactions have been eliminated. The preparation of these unaudited consolidated financial statements in conformity with the accounting principles generally accepted in the U.S. (GAAP) requires management to make estimates and assumptions that affect the amounts reported in these unaudited consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates. Certain prior period amounts in the unaudited consolidated financial statements and notes thereto have been reclassified to conform to the current period’s presentation.

In addition, the unaudited consolidated financial statements were prepared in accordance with the requirements of the Securities and Exchange Commission (SEC) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP can be condensed or omitted. Therefore, these unaudited consolidated financial statements should be read in conjunction with the Company’s annual consolidated financial statements and the notes thereto for the fiscal year ended September 30, 2011, included in its Annual Report on Form 10-K. Unless otherwise stated, references to particular years or quarters refers to the Company’s fiscal years ended in September and the associated quarters of those fiscal years.

Revenue Recognition

Revenue Recognition for Arrangements with Multiple Deliverables

For multi-element arrangements including hardware systems, which include embedded software essential to the functionality of the hardware systems, software subscriptions and services requested by the customer, the Company allocates revenue to all deliverables based on their relative selling prices. In such circumstances, the Company uses a hierarchy to determine the selling price to be used for allocating revenue to deliverables: (i) vendor-specific objective evidence (VSOE) of selling price, if available, (ii) third-party evidence (TPE) of selling price if VSOE is not available and (iii) best estimate of the selling price (ESP) if neither VSOE nor TPE is available. The Company limits the amount of revenue recognized for delivered elements with standalone value to an amount that is not contingent upon future delivery of additional products or services or the meeting of any specific performance conditions.

The Company’s process for determining its ESP for deliverables without VSOE or TPE considers multiple factors that may vary depending upon the unique facts and circumstances related to each deliverable. Considering the changing market conditions, as it relates to the Xata Turnpike solution, the Company concluded that the value received by the customer in the optimization of its fleet operations is derived from the use of the hardware system in conjunction with the software subscription. Therefore, the Company has concluded that for a customer, the purchase of a hardware system without the related subscription would have no standalone value. As a result, beginning in fiscal 2012, revenue generated from the sale of all multi-element Xata Turnpike solutions, in which a hardware system is purchased by the customer, is recognized ratably over the estimated life of a Xata Turnpike customer.

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

As of June 30, 2012 and September 30, 2011, the Company had accruals for warranties of $1.0 million and $0.8 million, respectively. These amounts are included in accrued expenses in the accompanying consolidated balance sheets.

Foreign Currency Translation

The financial statements of the subsidiary located outside of the U.S. are measured using the local currency as the functional currency. Assets and liabilities of this subsidiary are translated at the rates of exchange as of the balance sheet date. Income and expense items are translated using the average exchange rates during the period. The resultant foreign currency translation adjustments are included the accompanying consolidated statements of comprehensive (loss) income.

Income Taxes

The Canadian operations recorded an income tax benefit of $0.5 million for the nine months ended June 30, 2012 in the accompanying statements of consolidated operations to recognize the tax benefits relating to tax credits and net operating losses of Canadian operations to the extent benefits would offset the deferred tax liability. The Canadian effective tax rate is approximately 35.8 percent.

The domestic operations recorded an income tax expense of $51,000 for the nine months ended June 30, 2012 in the accompanying statements of consolidated operations related to certain states and municipalities. Domestically the Company does not have objectively verifiable positive evidence of future taxable income as prescribed by Accounting Standards Codification (ASC) 740-10, Income Taxes – Overall. Accordingly, the Company concluded that a valuation allowance of the domestic deferred tax assets is appropriate. The realization of the domestic deferred tax assets is dependent on future taxable income during the periods when deductible temporary differences and carryforwards are expected to be available to reduce taxable income. The amount of the net deferred tax asset considered realizable could be increased in the future if the Company returns to profitability and it becomes more likely than not that these amounts would be realized. As of September 30, 2011, the Company had federal net operating loss carryforwards and tax credit carryforwards available for use of $39.7 million and $2.0 million, respectively.

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

The provisions of the new guidance noted above are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company adopted ASU 2011-05 and ASU 2011-12 retrospectively in the third quarter of fiscal 2012, with no material impact on its financial position or results of operations.

There were no other new accounting pronouncements issued or effective during the nine months ended June 30, 2012, that have had or are expected to have a material impact on the consolidated financial statements.

Note 2. Impairment and Business Realignment Charges

In the third quarter of fiscal 2012, the Company incurred a total of $5.7 million in impairment and business realignment charges related to the transition to mobile-based platforms. The business realignment involved the elimination of 29 positions.

The following table summarizes impairment and business realignment charges recorded in the accompanying consolidated statements of operations for the three and nine months ended June 30, 2012 (in thousands):

June 30, 2012

Included in cost of goods sold:
Write-off of excess and obsolete inventory	$582
Accelerated depreciation of equipment leased to customers	404
Inventory purchase commitment termination costs	360
Included in selling, general and administrative expenses:
Employee separation costs	791
Included in research and development expenses:
Employee separation costs	80
Impairment of intangible asset	3,500

Total business realignment costs	$5,717

Business realignment accrual activity included in the accompanying consolidated balance sheets are summarized as follows (in thousands):

Balance as of September 30, 2011	$—
Costs incurred	1,231
Cash payments and other	—

Balance as of June 30, 2012	$1,231

Note 3. Revenue and Cost of Goods Sold Information

The Company operates and manages the business as a single reportable segment. Factors used to identify the single reportable segment include the financial information available for evaluation by the chief operating decision maker in making decisions about how to allocate resources and assess performance. For the three and nine months ended June 30, 2012 and 2011, the Company reported the following revenue and related cost of goods sold (in thousands):

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2012	2011	2012	2011
Revenue:
Software	$11,833	$11,381	$35,222	$34,102
Hardware systems	3,480	4,875	11,568	11,507
Services	329	768	1,312	2,134

Total revenue	$15,642	$17,024	$48,102	$47,743

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2012	2011	2012	2011
Cost of goods sold:
Software	$3,488	$2,878	$10,098	$8,348
Hardware systems	3,955	5,305	12,499	12,515
Services	572	936	1,903	2,578
Other	—	—	—	(21)

Total cost of goods sold	$8,015	$9,119	$24,500	$23,420

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

Cost of software consists of communication costs, hosting costs, depreciation of Xata Turnpike RouteTracker units (where the customer selected the no upfront hardware cost option) and direct personnel costs related to network infrastructure, as well as Xata Turnpike technical support. Cost of hardware systems consists of the direct product costs, warranty costs and product repair costs, as well as direct personnel costs related to XataNet and MobileMax technical support. Cost of services consists of third-party vendor costs and direct costs related to services personnel.

Note 4. Net Loss Per Common Share

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

Potentially dilutive securities representing approximately 16.5 million and 16.4 million shares of common stock outstanding for each of the three and nine months ended June 30, 2012 and 2011, respectively, were excluded from the computation of diluted earnings per share because their effect would have been antidilutive.

Note 5. Supplemental Cash Flow and Non-Cash Information

The following table summarizes supplemental cash flow and non-cash information (in thousands):

	For the Nine Months Ended June 30,
	2012	2011

Cash payments for interest	$369	$142
Assets acquired under capital lease obligation	546	2,143
Preferred stock deemed dividends	(50)	(40)
Preferred stock dividends	169	162
Preferred stock dividends paid	223	214
Conversion of Series F Preferred Stock into common stock	—	5
Issuance of common stock for settlement of contingent earn-out	—	2,390

Note 6. Equipment, Leased Equipment and Leasehold Improvements

Equipment, leased equipment and leasehold improvements consist of (in thousands):

	June 30, 2012	September 30, 2011

Engineering and SaaS equipment	$11,441	$8,888
Office furniture and equipment	888	844
RouteTracker assets	6,601	5,435
Leasehold improvements	2,675	2,600
Assets not placed in service	85	973

	21,690	18,740
Less: accumulated depreciation	(13,686)	(9,585)

Equipment, leased equipment and leasehold improvements, net	$8,004	$9,155

The total amount of assets under capital lease and held by the Company included in equipment and leased equipment was $30,000 and $5.6 million as of June 30, 2012 and September 30, 2011, respectively. Related accumulated depreciation for these assets was $22,000 and $2.6 million as of June 30, 2012 and September 30, 2011, respectively.

Depreciation expense for software-as-a-service (SaaS) and RouteTracker assets was recorded as a cost of goods sold in the accompanying consolidated statements of operations and was $1.0 million and $0.7 million for the three months ended June 30, 2012 and 2011, respectively, and $2.9 million and $1.6 million for the nine months ended June 30, 2012 and 2011, respectively.

Depreciation expense for engineering and SaaS assets was recorded as a research and development expense in the accompanying consolidated statements of operations and was $0.2 million and $5,000 for the three months ended June 30, 2012 and June 30, 2011, respectively, and $0.2 million and $13,000 for the nine months ended June 30, 2012 and June 30, 2011, respectively,.

Depreciation expense for all other assets was recorded as a selling, general and administrative expense in the accompanying consolidated statements of operations and was $0.5 million and $0.3 million for the three months ended June 30, 2012 and 2011, respectively, and $1.2 million and $1.0 million for the nine months ended June 30, 2012 and 2011, respectively.

Note 7: Goodwill and Identifiable Intangible Assets

Goodwill

The following table summarizes the change in the net carrying amount of goodwill for the nine months ended June 30, 2012 (in thousands):

Balance as of September 30, 2011	$16,474
Foreign currency translation adjustment	332

Balance as of June 30, 2012	$16,806

Goodwill is tested at least annually for impairment and is tested for impairment more frequently if events or changes in circumstances indicate that the asset might be impaired, in accordance with ASC 350-20, Intangibles – Goodwill and Others. The impairment test is performed using a two-step process. In the first step, the fair value of the reporting unit is compared with the carrying amount of the reporting unit, including goodwill. If the estimated fair value is less than the carrying amount of the reporting unit, an indicator that goodwill impairment exists and a second step must be completed in order to determine the amount of the goodwill impairment, if any, that should be recorded. In the second step, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation.

The fair value of the Company’s single reporting unit was determined using a discounted cash flow analysis and review of our market capitalization. Projecting discounted future cash flows requires the Company to make significant estimates regarding future revenues and expenses, projected capital expenditures, changes in working capital and the appropriate discount rate. Use of the market approach consists of comparisons to comparable publicly-traded companies that are similar in size and industry. Actual results may differ from those used in our valuations. This non-recurring fair value measurement is a Level 3 measurement under the fair value hierarchy.

In developing the discounted cash flow analysis, assumptions about future revenues and expenses, capital expenditures and changes in working capital are based on the annual operating plan and long-term business plan for the Company’s single reporting unit. These plans take into consideration numerous factors including historical experience, anticipated future economic conditions, changes in raw material prices and growth expectations for the industries and end markets Xata participates in. These assumptions are determined over a five-year long-term planning period. Revenues and operating profit beyond fiscal 2017 are projected to grow at a perpetual growth rate of 3.0 percent. Discount rate assumptions considered the Company’s assessment of risks inherent in the future cash flows of the reporting unit and its weighted average cost of capital. A discount rate of 16.5 percent was used in determining the discounted cash flows in the fair value analysis.

Use of the market capitalization approach consisted of a comparison of the value of the ownership interest that the shareholders maintain in the Company to the recorded value of equity. Actual results may differ from those used in the Company’s valuation as this non-recurring fair value measurement is a Level 3 measurement under the fair value hierarchy described in Note 10, Fair Value. The Company completed its annual impairment test on the first day of the fourth quarter of fiscal 2012 and concluded that no impairment existed.

The Company has evaluated these assets for impairment and has determined no impairment existed at June 30, 2012.

Identifiable Intangible Assets

Identifiable intangible assets subject to amortization were as follows as of June 30, 2012 (in thousands):

	Weighted Average Life (Years)	Cost	Accumulated Amortization	Foreign Currency Translation Adjustment	Impairment Charge	Net

Acquired customer contracts	7.8	$14,900	$(8,087)	$67	$(3,500)	$3,380
Acquired technology	7.0	2,700	(1,048)	127	—	1,779
Reseller relationships	6.0	1,500	(679)	71	—	892
Trademark	10.0	900	(244)	41	—	697
Other identifiable intangibles	7.0	49	(31)	—	—	18

Total	7.7	$20,049	$(10,089)	$306	$(3,500)	$6,766

In accordance with ASC 360-10, Property, Plant, and Equipment – Overall (ASC 360-10), identifiable intangible assets that are subject to amortization are evaluated for impairment whenever events or changes in circumstances occur that indicate that the carrying value of the asset or asset group may not be recoverable. An impairment loss is recognized whenever events or changes in circumstances indicate the carrying amount of an asset is not recoverable. In applying ASC 360-10, assets are grouped and evaluated at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets. The Company has generally identified this lowest level to be at the subsidiary level; however, there are limited circumstances where, for evaluation purposes, independently identifiable cash flows could be determined at the specific intangible asset level, sufficient for testing purposes. In either case, a portion of the expense retained at the corporate location is allocated when performing the impairment analysis in order to determine an asset’s total contribution. Historical performance and future estimated results are also included in the impairment evaluation. If the carrying amount of the asset exceeds expected undiscounted future cash flows, the amount of the impairment is measured by comparing the carrying amount of the asset to its fair value as determined using an income approach. The inputs used in the income approach use significant unobservable inputs, considered Level 3 inputs in the fair value hierarchy.

The Company reviewed its definite-lived intangible assets for impairment during the third quarter of fiscal 2012. As a result, the Company recorded an impairment charge of $3.5 million in the third quarter of fiscal 2012. The impairment charge was driven by a decline in the estimated fair value of acquired customer contracts originally recorded in conjunction with the acquisition of Geologic Solutions, Inc. as a result of reductions in the expected future cash flows. The fair value for the acquired customer contracts for which the carrying amount was not deemed to be recoverable was determined using the future discounted cash flows that the assets were expected to generate. The impairment charge is reflected as a separate line item in the accompanying consolidated statements of operations and cash flows.

Amortization of acquired technology was recorded as a cost of goods sold in the accompanying consolidated statements of operations and was $0.1 million for each of the three months ended June 30, 2012 and 2011 and $0.3 million for each of the nine months ended June 30, 2012 and 2011. Amortization expense of all other identifiable intangible assets was included in selling, general and administrative expenses in the accompanying consolidated statements of operations and was $0.6 million for each of the three months ended June 30, 2012 and 2011 and $1.7 million for each of the nine months ended June 30, 2012 and 2011.

Future amortization expense, as of June 30, 2012, is expected to be as follows (in thousands):

Years ending September 30,
2012	$430
2013	1,720
2014	1,719
2015	1,714
2016	818
Thereafter	365

Total	$6,766

As of June 30, 2012, the carrying value of the Company’s goodwill and identifiable intangible assets was $23.6 million and represented 43.2 percent of total assets. If the Company experiences revenue declines, continuing operating losses or does not meet operating forecasts, the Company may be subject to future impairments. Additionally, changes in assumptions regarding the future performance of the Company’s business or significant declines in the stock price or the market as a whole could result in additional impairment indicators. Because of the significance of the Company’s goodwill and identifiable intangible assets, any future impairment of these assets could have a material and adverse effect on the Company’s financial results.

Note 8. Stock-Based Compensation

The Company has 939,375 shares of common stock authorized and available for future equity awards as of June 30, 2012. Equity awards granted are deducted from the shares available for grant under the Company’s 2007 Long-Term Incentive and Stock Option Plan. Similarly, equity awards cancelled are added back to the shares available for grant under the Company’s stock plans.

Stock Options

The following table summarizes information relating to stock option activity for the nine months ended June 30, 2012 (in thousands, except per share data):

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Options outstanding at September 30, 2011	2,482	$3.26
Granted	763	1.34
Expired	(426)	3.82
Forfeited	(477)	2.24

Options outstanding at June 30, 2012	2,342	$2.74	7.5	$—

Options exercisable at June 30, 2012	1,443	$3.26	6.5	$—

Options expected to vest after June 30, 2012	899	$1.89	9.1	$—

Aggregate intrinsic value represents the Company’s closing stock price on the last trading day of the fiscal period in excess of the exercise prices multiplied by the number of options outstanding, exercisable or expected to vest. The Company’s options maintain no intrinsic value at June 30, 2012 as the stock price on the last trading day of the fiscal period was equal to or lower than the exercise prices of all options outstanding, exercisable and expected to vest at June 30, 2012.

The weighted average fair value at the date of grant and the assumptions used to determine such values are indicated in the following table (number of shares in thousands).

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2012	2011	2012	2011

Number of shares granted	18	164	763	921
Fair value per share	$0.49	$0.90	$0.55	$1.18
Risk-free interest rate	1.33%	2.61%	1.34%	2.70%
Expected stock price volatility	41.09%	41.57%	41.51%	41.33%
Expected lives (in years)	6.00	6.00	5.90	5.92
Expected dividend yield	—	—	—	—

Information regarding options outstanding and exercisable as of June 30, 2012, is as follows (in thousands, except per share data):

	Options Outstanding			Options Exercisable
Range of exercise price	Number of Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
$1.20 - $1.85	646	9.6	$1.35	70	9.6	$1.33
2.00 - 2.99	1,217	7.5	2.61	903	7.2	2.53
3.00 - 3.94	87	6.9	3.31	78	6.9	3.30
4.33 - 4.88	35	4.1	4.64	35	4.1	4.64
5.03 - 5.40	357	4.3	5.34	357	4.3	5.34

	2,342	7.5	$2.74	1,443	6.5	$3.26

As of June 30, 2012, there were $0.5 million of total unrecognized compensation costs related to stock option awards. The Company will recognize these costs over the remaining vesting periods of these options. The weighted average period over which the costs will be recognized is 1.4 years.

Restricted Stock Awards

The following table summarizes information relating to restricted stock award activity for the nine months ended June 30, 2012 (number of shares in thousands):

	Number of Shares	Weighted Average Grant Date Fair Value
Restricted stock unvested and outstanding at September 30, 2011	8	$5.40
Granted	35	1.33
Vested	(41)	1.95

Restricted stock unvested and outstanding at June 30, 2012	2	$5.40

The total fair value of shares vested during the nine months ended June 30, 2012 was $54,000.

As of June 30, 2012, there were $6,000 of total unrecognized compensation costs related to restricted stock awards. The Company will recognize these costs over the remaining vesting periods of these awards. The weighted average period over which the costs will be recognized is 0.3 years.

Restricted Stock Units

The following table summarizes information relating to restricted stock unit activity for the nine months ended June 30, 2012 (number of shares in thousands):

	Number of Units	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Restricted stock units outstanding at September 30, 2011	387	$2.59
Granted	282	1.34
Settled	(75)	2.43
Forfeited	(166)	2.18

Restricted stock units outstanding at June 30, 2012	428	$1.95	$428

Restricted stock units vested and unsettled at June 30, 2012	87	$2.62	$87

Restricted stock units expected to vest after June 30, 2012	341	$1.78	$341

Aggregate intrinsic value represents the Company’s closing stock price on the last trading day of the fiscal period multiplied by the number of restricted stock units outstanding, vested and unsettled or expected to vest.

As of June 30, 2012, there were $0.4 million of total unrecognized compensation costs related to restricted stock units. The Company will recognize these costs over the remaining vesting periods of these units. The weighted average period over which the costs will be recognized is 1.5 years.

Common Stock Warrants

The following table summarizes information relating to warrant activity for the nine months ended June 30, 2012 (number of shares in thousands):

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)
Common stock warrants outstanding at September 30, 2011	4,772	$3.13	4.3
Cancelled	(35)

Common stock warrants outstanding at June 30, 2012	4,737	$3.12	3.5

Note 9. Financing Arrangements

Debt obligations consist of the following (in thousands):

	June 30, 2012	September 30, 2011

Revolving line of credit	$2,100	$—
Capitalized leases	—	3,016
Other long-term debt obligations	—	68
Contingent earn-out	50	48

Total debt obligations	2,150	3,132
Less current portion of debt obligations and revolving line of credit	2,150	1,746

Total debt obligations, net of current portion	$—	$1,386

In connection with the acquisition of Turnpike in fiscal 2009, the Company acquired a Master Lease Agreement with Buffalo City Center Leasing, LLC (BCCL) effective October 1, 2007, for financing of Xata Turnpike RouteTracker hardware units. Leases under the Master Lease Agreement had a term of twenty-seven months and effective interest rates of between 16.1 percent and 16.5 percent with monthly payments including principal and interest. The Master Lease Agreement expired on October 4, 2010. The Company entered into the First Amendment to the Master Lease Agreement on January 7, 2011, which extended the term of the Master Lease Agreement through the end of the lease term of Xata Turnpike RouteTracker hardware units leased under the Master Lease Agreement.

Effective June 17, 2011, the Company entered into a second Master Lease Agreement with BCCL for the financing of additional Xata Turnpike RouteTracker hardware units. Leases under the second Master Lease Agreement had a term of twenty-one months and effective interest rates of between 10.3 percent and 15.0 percent with monthly payments including principal and interest. The second Master Lease Agreement was effective through the end of the lease term of any Xata Turnpike RouteTracker hardware units leased under the Master Lease Agreement.

Effective February 24, 2012, the Company entered into a two-year Loan and Security Agreement with Silicon Valley Bank (SVB) consisting of a $8.0 million revolving line of credit bearing interest at a floating rate equal to either 1.0 percent over the prime rate, provided certain liquidity conditions are met, or 1.5 percent over the prime rate. Interest is paid monthly, and the entire amount of any outstanding principal is due at maturity on February 24, 2014. Amounts borrowed under the revolving line of credit are secured by substantially all of the personal property of the Company and generally may be repaid and reborrowed at any time before maturity. In conjunction with the signing of the Loan and Security Agreement, the Company was required to repay all outstanding capital lease obligations under the Master Lease Agreements with BCCL and retire the Master Lease Agreements. The balance of the Company’s capital lease obligation with BCCL, included in debt obligations in the accompanying consolidated balance sheets, was $3.0 million as of September 30, 2011.

The Loan and Security Agreement contains customary representations, warranties, covenants and events of default, including, without limitation, covenants restricting the Company’s ability to incur indebtedness and liens, to declare and pay cash dividends and to merge or consolidate with another entity. The Loan and Security Agreement also includes financial covenants requiring the Company to maintain a minimum tangible net worth and adjusted quick ratio. The Company was in compliance with these covenants as of June 30, 2012.

Note 10. Fair Value

The Company performs fair value measurements in accordance with the guidance provided by ASC 820, Fair Value Measurements and Disclosures (ASC 820). The Company has money market fund assets and a contingent earn-out liability to non-accredited U.S. shareholders that are carried at fair value. There were no material transfers in or out of Level 1 or Level 2 during the nine months ended June 30, 2012. The following paragraphs provide additional information regarding the valuation of these balances, on a recurring basis as of June 30, 2012.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis as of June 30, 2012 and September 30, 2011 were as follows:

Money Market Funds

The Company maintained money market funds, included in cash and cash equivalents in the accompanying consolidated balance sheets, of $7.7 million and $11.0 million as of June 30, 2012 and September 30, 2011, respectively. The valuation techniques used to measure the fair value of the Company’s money market funds, classified as Level 1, were derived from quoted market prices as substantially all of these instruments have maturity dates (if any) within three months from the date of purchase, and active markets for these instruments exist.

Contingent Earn-out Liability

The following table summarizes the change in the contingent earn-out liability, included in debt obligations in the accompanying consolidated balance sheets, for the nine months ended June 30, 2012 (in thousands):

Balance as of September 30, 2011	$48
Add:
Interest accrued on remaining contingent earn-out obligation	2

Balance as of June 30, 2012	$50

The Company’s valuation techniques used to measure the fair value of the contingent earn-out, classified as Level 2, were based on the stock price on the date of the Turnpike acquisition and the estimated probability of earn-out target achievements using an income approach.

Assets Measured at Fair Value on a Non-Recurring Basis

Following is a summary of the Company’s assets that were measured at fair value on a non-recurring basis during the indicated periods and the related recognized losses for the periods.

Definite-Lived Intangible Assets

In the third quarter of fiscal 2012, the Company recorded an impairment charge of $3.5 million to reduce the carrying value of acquired customer contracts originally recorded in conjunction with the 2008 acquisition of Geologic Solutions, Inc. to fair value. The Company’s assessment of definite-lived intangible assets for impairment includes the use of Level 2 (discount rate) and Level 3 (forecasted cash flows) inputs. The following table summarizes the change in the value of the aformentioned acquired customer contracts, classified as Level 3 and included in intangible assets in the accompanying consolidated balance sheets, for the nine months ended June 30, 2012 (in thousands):

Acquired customer contracts, net, as of September 30, 2011	$7,313
Less:
Amortization	(1,266)
Impairment charge	(3,500)

Acquired customer contracts, net, as of June 30, 2012	$2,547

See Note 7, Goodwill and Identifiable Intangible Assets, for more information on the application of the use of fair value methodology to measure definite-lived intangible assets.

Note 11. Commitments and Contingencies

Operating Lease Commitments

The Company leases its offices, warehouse and certain office equipment under noncancelable operating leases, which generally have escalating rentals over the term of the lease. The facility leases require that the Company pay a portion of the real estate taxes, maintenance, utilities and insurance (collectively, common area costs).

Future minimum lease commitments under these noncancelable operating leases, excluding common area costs, as of June 30, 2012, are as follows (in thousands):

Years ending September 30,
2012	$174
2013	683
2014	651
2015	229
2016	56

Total	$1,793

Rental expense, including common area costs, was $0.2 million and $0.3 million for the three months ended June 30, 2012 and 2011, respectively, and $0.7 million and $1.0 million for the nine months ended June 30, 2012 and 2011, respectively.

Retirement Plans

The Company offers a 401(k) plan covering substantially all U.S. employees. In the second quarter of fiscal 2012, the Company instituted a registered retirement savings plan covering substantially all Canadian employees. Both plans are operated on a calendar year basis. For both the U.S. and Canadian plans, the Company provides an employer matching contribution equal to 50.0 percent of an employee’s contribution for employee deferrals of up to 6.0 percent of their compensation. Matching contributions totaled $0.1 million for each of the three months ended June 30, 2012 and 2011 and $0.3 million for each of the nine months ended June 30, 2012 and 2011.

Purchase Commitments

From time to time in the ordinary course of the business the Company enters into purchase commitments for inventory, third party software licenses, etc. The Company evaluates these commitments on a quarterly basis to evaluate whether all commitments made will be realized in the ordinary course of business given the terms of the commitment and whether any event has occurred that has impaired such commitment.

In the third quarter of fiscal 2012, the Company determined that all inventory purchase commitments will not be realized as product lines are transitioned to future mobile-based platforms. As a result, the Company recorded an estimated accrual of $0.3 million for costs to terminate inventory purchase commitments within accrued expenses in the accompanying consolidated balance sheets. As of June 30, 2012, the Company had no unconditional purchase obligations with remaining terms in excess of one year.

Legal

Xata has been named a defendant in a lawsuit in the U.S. District Court, Northern District of Texas. The plaintiff alleges Xata created and sold electronic position-based fleet management and tracking systems that infringe on the plaintiff’s patents. Previously, the plaintiff had named 241 trucking companies in various lawsuits across the U.S. alleging the companies used the systems complained of. Some of these companies are, or were, customers of Xata; therefore Xata is obligated to defend the cases. Xata filed a declaratory judgment lawsuit against the plaintiff in the U.S. District Court of Minnesota alleging the plaintiff’s cases against the individual trucking companies were invalid and seeking to have all cases consolidated in one jurisdiction. As a result, all cases have now been consolidated in Minnesota. The plaintiff is seeking financial damages in a nonspecific amount, but exceeding $75,000.

In accordance with the guidance provided by ASC 450, Contingencies, the Company records liabilities for an estimated loss from a loss contingency where the outcome of the matter is probable and can be reasonably estimated. Factors that are considered when determining whether the conditions for accrual have been met include the (a) nature of the litigation, claim, or assessment, (b) progress of the case, including progress after the date of the financial statements but before the issuance date of the financial statements, (c) opinions of legal counsel and (d) management’s intended response to the litigation, claim or assessment. Where the reasonable estimate of the probable loss is a range, the Company records the most likely estimate of the loss. When no amount within the range is a better estimate than any other amount, however, the minimum amount in the range is accrued. Gain contingencies are not recorded until realized. As of June 30, 2012 and 2011, there were no reserves recorded for loss contingencies for legal matters.

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

Note 12. Shareholders’ Equity

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

In fiscal 2012, the Company issued 81,000 shares of Series B Preferred Stock to Trident Capital for payment of accrued dividends. Based on the market value of the Company’s common stock on the date of the dividend payments, the payments of the dividends in additional shares of Series B Preferred Stock resulted in non-cash dividends of $0.2 million for the nine months ended June 30, 2012.

There were 2,250,000 shares and 2,168,773 shares issued and outstanding as of June 30, 2012 and September 30, 2011, respectively.

Series C

In September 2005, the Company sold 1,269,036 shares of Series C Preferred Stock for $5.0 million, or $3.94 per share. Each share of the Series C Preferred Stock is convertible into one share of the Company’s common stock.

There were 1,269,036 shares issued and outstanding as of June 30, 2012 and September 30, 2011.

Series D

In June 2007, the Company sold 1,566,580 shares of Series D Preferred Stock for $6.0 million, or $3.83 per share. Each share of the Series D Preferred Stock is convertible into one share of the Company’s common stock.

There were 1,566,580 shares issued and outstanding as of June 30, 2012 and September 30, 2011.

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

There were 1,353,605 shares issued and outstanding as of June 30, 2012 and September 30, 2011.

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

There were 10,066,663 shares issued and outstanding as of June 30, 2012 and September 30, 2011.

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

•	We will have dependence on proprietary technology and communication networks owned and controlled by others, and accordingly, their problems may adversely impact us; and

•	For the foreseeable future, we are dependent upon existing customers continuing to utilize our solutions.

Further information regarding these and other risks is included in “Risk Factors” in Part 1, Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2011, in this Form 10-Q and in our other filings we make with the SEC.

Overview

Xata Corporation and its wholly owned subsidiary (collectively, Xata, the Company, we, our or us) is one of the leading providers of fleet management solutions to the commercial trucking industry. Our innovative technologies and value-added services are intended to enable customers to optimize the utilization of their assets and enhance the productivity of fleet operations across the supply chain, resulting in decreased costs, improved compliance with U.S. Department of Transportation (DOT) regulations and enhanced customer service.

Founded in 1985, Xata began providing fleet management solutions to the private fleet segment of the commercial trucking industry. Xata currently addresses the private fleet segment through XataNet, its flagship software-as-a-service (SaaS) solution. With the acquisition of GeoLogic Solutions, Inc. (GeoLogic) in 2008, Xata expanded its solutions to include the MobileMax product line, which provides wireless asset management solutions specifically designed to meet the needs of the for-hire segment of the commercial trucking industry.

During fiscal 2010, Xata acquired Turnpike Global Technologies, Inc. and Turnpike Global Technologies LLC (collectively, Turnpike). Turnpike enabled Xata to expand its addressable market to include fleets of all sizes ranging from large premier fleets to individual owner operators with a low cost, no upfront hardware cost solution.

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

•

XataNet integrates mobile technology, driver displays and cost-effective communications with a suite of powerful, web-based applications delivered on-demand via the Internet. XataNet provides critical real-time information about our customers’ fleets, allows for paperless driver logs and provides summary and granular reports on driver and vehicle performance. XataNet can also integrate with back-office applications for a seamless flow of information, and our software works with a variety of in-cab communication devices.

•

Xata Turnpike is a web-based fleet optimization solution that enables Xata to serve any size fleet requiring a simple, low-cost solution. Unlike most onboard fleet management systems that utilize an expensive, in-cab system dependent on a cellular or satellite communication platform to transmit data, Xata Turnpike transmits data via Bluetooth to a handset or tablet-based communication device that then sends the data to a Xata Turnpike portal which customers can access to view, sort and analyze their data. By utilizing off-the-shelf cell phones, smart phones, tablet computers and rugged handhelds as driver displays and communication devices, the majority of the traditional upfront hardware systems costs are eliminated.

•

MobileMax assists for-hire carriers in managing nearly every aspect of their fleets' activities to help control costs and increase the return on investment. The MobileMax solution features multi-mode communication capabilities that automatically switch between land-based and satellite communications to take advantage of the cost-savings and reliability of both terrestrial and satellite communication. MobileMax also integrates with dispatching and routing applications for a seamless flow of information.

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

Critical Accounting Policies

Our consolidated financial statements are prepared in accordance with the accounting principles generally accepted in the U.S. (GAAP) as set forth in the Financial Accounting Standards Board’s (FASB) Accounting Standards Codification (ASC) and consider the various staff accounting bulletins and other applicable guidance issued by the Securities and Exchange Commission (SEC). GAAP, as set forth within the ASC, requires us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions upon which we rely, are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements as well as the reported amounts of revenues and expenses during the periods presented. To the extent there are material differences between these estimates, judgments or assumptions and actual results, our consolidated financial statements will be affected. The accounting policies that reflect our more significant estimates, judgments and assumptions and which we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:

•	Revenue Recognition

•	Allowance for Doubtful Accounts

•	Goodwill and Intangible Assets – Impairment Assessments

•	Warranties

•	Accounting for Income Taxes

In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application. There are also areas in which management’s judgment in selecting among available alternatives would not produce a materially different result. Our senior management has reviewed these critical accounting policies and related disclosures with the Audit Committee of the Board of Directors. There were no changes to the Company’s critical accounting policies during the third quarter of fiscal 2012. Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for our fiscal year ended September 30, 2011 for a more complete discussion of our critical accounting policies and estimates.

Results of Operations for the Three and Nine Months Ended June 30, 2012 and 2011

The following table sets forth detail related to revenue and cost of goods sold (in thousands):

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2012	2011	2012	2011
Revenue:
Software	$11,833	$11,381	$35,222	$34,102
Hardware systems	3,480	4,875	11,568	11,507
Services	329	768	1,312	2,134

Total revenue	$15,642	$17,024	$48,102	$47,743

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2012	2011	2012	2011
Cost of goods sold:
Software	$3,488	$2,878	$10,098	$8,348
Hardware systems	3,955	5,305	12,499	12,515
Services	572	936	1,903	2,578
Other	—	—	—	(21)

Total cost of goods sold	$8,015	$9,119	$24,500	$23,420

Impairment and Business Realignment Charges

During the third quarter, the Company recorded $5.7 million of impairment and business realignment charges as it transitions to developing mobile-based solutions. The fiscal 2012 business realignment charges included $0.9 million in personnel expenses from a workforce reduction, $0.4 million for accelerated depreciation of fixed assets, $0.6 million to write off excess and obsolete inventory and $0.3 million in estimated costs to terminate inventory purchase commitments. The Company also recorded a non-cash impairment charge of $3.5 million associated with intangible assets originally recorded in conjunction with the 2008 acquisition of Geologic.

Revenue

Total revenue decreased 8.1 percent to $15.6 million for the three months ended June 30, 2012, compared to $17.0 million for the same period in fiscal 2011. The decrease was driven by a reduction in hardware revenue, principally driven by the increase in the number of customers adopting the no upfront hardware cost Xata Turnpike solution. Total revenue increased 0.8 percent to $48.1 million for the nine months ended June 30, 2012, compared to $47.7 million for the same period in fiscal 2011. The increase for the nine month period was driven by growth in software revenue as the Company continues to grow its customer base.

Software revenue, which includes monthly subscriptions from the XataNet and Xata Turnpike solutions, embedded leasing charges on Xata Turnpike solutions (where the customer selected the no upfront hardware cost option), monthly fees from the MobileMax solution and activation fees, increased 4.0 percent to $11.8 million for the three months ended June 30, 2012, compared to $11.4 million for the same period in fiscal 2011. The increase in software revenue was driven by revenue growth of 7.5 percent and 31.4 percent for XataNet and Xata Turnpike, respectively, compared to the same period in fiscal 2011. Software revenue for the three months ended June 30, 2012 represented 75.6 percent of total revenue, compared to 66.9 percent for the same period of fiscal 2011. The increase in software revenue was driven by continued growth in the XataNet and Xata Turnpike customer bases, as well as an increase in the Xata Turnpike average rate per unit.

Hardware systems revenue, which includes hardware with embedded software and, for the XataNet solution, software that can be hosted by the customer, warranty and repair revenue, decreased 28.6 percentage points to comprise 22.2 percent of total revenue for the three months ended June 30, 2012, compared to 28.6 percent for the same period in fiscal 2011. This decline is attributable to a continued increase in the number of customers adopting the no upfront hardware cost Xata Turnpike solution, rather than the hardware systems-based XataNet and MobileMax solutions.

Services revenue decreased 57.2 percent to comprise 2.1 percent of total revenue for the three months ended June 30, 2012, compared to 4.5 percent for the same period in fiscal 2011. The continued shift in the customer base to the Xata Turnpike solution, which provides for self installation, coupled with a trend in which XataNet customers are electing to become certified in the installation process has driven the decrease in services revenue.

Cost of Goods Sold and Gross Margin

Cost of software consists of communication, hosting costs, depreciation of Xata Turnpike RouteTracker units (where the customer selected the no upfront hardware cost option) and direct personnel costs related to network infrastructure, as well as Xata Turnpike customer support. Cost of software increased 21.2 percent for the three months ended June 30, 2012, compared to the same period in fiscal 2011. Software margins were impacted by $0.4 million of the aforementioned business realignment charges, as well as increased depreciation of equipment used in the Xata Turnpike solution as the Company continues to grow the number of Xata Turnpike subscribers who have selected the no upfront cost hardware option.

Cost of hardware systems consists of the direct product costs, warranty costs, product repair costs and direct personnel costs related to XataNet and MobileMax technical support. Cost of hardware systems decreased 25.4 percent for the three months ended June 30, 2012, compared to the same period in fiscal 2011 in response to the shift in the Company’s customer base to the no upfront hardware cost Xata Turnpike solution. Hardware systems gross margins were negatively impacted by the recording of $0.6 million to write off excess and obsolete inventory and $0.3 million in estimated costs to terminate inventory purchase commitments for the three months ended June 30, 2012. Favorability in the Company’s warranty activity has served as the primary driver of the offset to the impact of the realignment charges.

Cost of services consists of third-party vendor costs and direct costs related to services personnel. Cost of services decreased 38.9 percent for the three months ended June 30, 2012, compared to the same period in fiscal 2011. Service gross margins decreased 52.0 percentage points for the three months ended June 30, 2012, compared to the same period in fiscal 2011. The decrease in the services margins was attributable to the decrease in our higher margin professional services offerings due to timing of customer-requested projects and lower utilization of services personnel compared to the same period in fiscal 2011.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist of personnel costs for the Company’s sales, client management and administration functions; sales commissions, marketing and promotional expenses; executive and administrative costs; and accounting and professional fees. Selling, general and administrative expenses were $6.6 million or 42.1 percent of revenue and $5.8 million or 34.3 percent of revenue for the three months ended June 30, 2012 and 2011, respectively. The increase was primarily attributable to the recording of $0.8 million of employee separation costs from the workforce reduction. For the nine months ended June 30, 2012 and 2011, selling, general and administrative expenses were $19.3 million and $18.6 million, respectively.

Research & Development Expenses

Research and development expenses consist of personnel costs and expenses related to development of new solutions and added functionality on existing solutions. Research and development expenses were $4.0 million or 25.5 percent of revenue for the three months ended June 30, 2012, compared to $2.7 million or 15.8 percent of revenue for the same period in fiscal 2011. For the nine months ended June 30, 2012, research and development expenses were $11.0 million or 22.8 percent of revenue, compared to $7.2 million or 15.0 percent of revenue for the same period in fiscal 2011. The increases reflect our commitment to enhance functionality to meet our customers’ compliance and fleet optimization needs. We believe that leveraging new mobile technology is critical to our future success.

Net Interest and Other Expense

Net interest and other expense was $33,000 for the three months ended June 30, 2012, compared to $93,000 for the same period in fiscal 2011. The decrease in net interest expense reflects a combination of lower average outstanding debt balances, as well as lower interest rates on the Company’s revolving line of credit, compared to the capital lease facility previously used to finance certain equipment used in the Xata Turnpike solution. Net interest and other expense was $0.3 million for each of the nine months ended June 30, 2012 and 2011.

Income Taxes

Our effective tax rate was 3.0 percent for the third quarter of fiscal 2012, compared to 39.9 percent for the same period in fiscal 2011. The lower tax rate for the third quarter of 2012 was due to the mix of taxable income among various tax jurisdictions. Specifically, the income tax benefit of $0.2 million recorded for the three months ended June 30, 2012, served to recognize the tax benefits relating to tax credits and net operating losses of Canadian operations to the extent benefits would offset the deferred tax liability.

The domestic operations recorded an income tax expense of $51,000 for the nine months ended June 30, 2012 in the accompanying statements of consolidated operations related to certain states and municipalities. Domestically the Company does not have objectively verifiable positive evidence of future taxable income as prescribed by

ASC 740-10, Income Taxes – Overall. Accordingly, the Company concluded that a valuation allowance of the domestic deferred tax assets is appropriate. The realization of the domestic deferred tax assets is dependent on future taxable income during the periods when deductible temporary differences and carryforwards are expected to be available to reduce taxable income. The amount of the net deferred tax asset considered realizable could be increased in the future if the Company returns to profitability and it becomes more likely than not that these amounts would be realized. As of September 30, 2011, the Company had federal net operating loss carryforwards and tax credit carryforwards available for use of $39.7 million and $2.0 million, respectively.

Net Loss to Common Shareholders

The Company reported a net loss to common shareholders of $6.3 million for the three months ended June 30, 2012, which included a non-cash intangible asset impairment charge of $3.5 million and business realignment charges of $2.2 million, compared to a loss of $0.5 million for the same period of fiscal 2011.

The Company reported net loss to common shareholders of $10.2 million for the nine months ended June 30, 2012, compared to a loss of $1.4 million for the same period of fiscal 2011. The increase in the net loss to common shareholders recorded through the first nine months of fiscal 2012 reflects the Company’s continued investment in research and development activities as it transitions to mobile-based solutions, as well as the recording of $5.7 million of impairment and business realignment charges.

The net losses to common shareholders reflect net preferred stock dividends and preferred stock deemed dividends of $0.1 million and $32,000 for the three months ended June 30, 2012 and 2011, respectively, and $0.1 million for each of the nine months ended June 30, 2012 and 2011, respectively.

Liquidity and Capital Resources

Cash used by operating activities was $0.3 million during the nine months ended June 30, 2012, compared to cash provided by operating activities of $4.9 million for the same period in fiscal 2011. Cash used by operating activities increased by $5.3 million, compared to the same period in fiscal 2011 as the result of an increase in research and development expenditures associated with development of mobile-based solutions, as well as an increase in working capital needs.

Cash used in investing activities was $2.5 million for the nine months ended June 30, 2012, compared to $2.3 million for the same period in fiscal 2011. During fiscal 2012, the transition to purchase RouteTracker hardware units rather than financing through a capital lease facility represented a $0.6 million usage of cash, with the remaining expenditures relating to the Company’s continued capital investment in its SaaS infrastructure.

Cash used by financing activities was $1.6 million for the nine months ended June 30, 2012, compared to $0.9 million for the same period in fiscal 2011. The increase reflects the early extinguishment of the capital lease facility previously used to finance certain equipment used in the Xata Turnpike solution and the payment of financing costs, which were offset, in part, by the Company drawing on the revolving line of credit.

Non-GAAP Financial Measures

As of June 30, 2012, Xata held $7.9 million in cash and cash equivalents and had $8.5 million of working capital. These balances compare to $12.4 million in cash and cash equivalents and working capital of $14.1 million as of September 30, 2011. The following table is a reconciliation of working capital from current assets and current liabilities, which are the most directly comparable financial measures calculated in accordance with GAAP (in thousands):

	June 30, 2012	September 30, 2011

Current assets	$21,676	$26,491
Current liabilities	(14,837)	(14,724)

Net current assets	6,839	11,767
Current portion of deferred revenue net of deferred costs	1,679	2,294

Working capital	$8,518	$14,061

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

Our Series B Preferred Stock prohibits payment of dividends to the holders of any other capital stock unless and until the Company has paid dividends accrued on the Series B Preferred Stock, which pays a cumulative dividend of 4.0 percent of the original issue price per annum (payable semi-annually) on each outstanding share of Series B Preferred Stock. At the option of the Series B Preferred Stockholders, such dividends are payable in additional shares of Series B Preferred Stock or cash. During the nine months ended June 30, 2012 and 2011, the Company issued 81,000 and 84,000 shares, respectively, of Series B Preferred Stock for payment of accrued dividends.

Recently Issued Accounting Standards

See Note 1 in the Notes to Consolidated Financial Statements located in Part I, Item 1 of this Report.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures and Internal Control over Financial Reporting

Our principal executive officer and principal financial officer, or persons performing similar functions, carried out an evaluation of the effectiveness, as of June 30, 2012, of the design and operation of our disclosure controls and procedures (as defined in Exchange Rule 13a-15(e)) and concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) accumulated and communicated to our principal executive officer and principal financial officer as appropriate to allow timely decisions regarding required disclosure.

There were no changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

On April 20, 2011, PJC Logistics, LLC named Xata as a defendant in a lawsuit in the U.S. District Court, Northern District of Texas. The plaintiff alleges Xata created and sold electronic position-based fleet management and tracking systems that infringe on the plaintiff’s patents. Previously, the plaintiff had named 241 trucking companies in various lawsuits across the U.S. alleging the companies used the systems complained of. Some of these companies are, or were, customers of Xata, and Xata is obligated to defend the cases under the indemnification sections of customer contracts. Xata filed a declaratory judgment lawsuit against the plaintiff in the U.S. District Court of Minnesota alleging the plaintiff’s cases against the individual trucking companies were invalid and seeking to have all cases consolidated in one jurisdiction. As a result, all of those cases have now been consolidated in Minnesota. The plaintiff is seeking financial damages in a nonspecific amount, but exceeding $75,000.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

None

Item 5. Other Information.

None

Item 6. Exhibits.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from Xata Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 are furnished herewith, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Operations for the three and nine months ended June 30, 2012 and 2011, (ii) the Consolidated Statements of Comprehensive (Loss) Income for the three and nine months ended June 30, 2012 and 2011, (iii) the Consolidated Balance Sheets as of June 30, 2012 and September 30, 2011, (iv) the Consolidated Statements of Changes in Shareholders’ Equity for the nine months ended June 30, 2012 and the twelve months ended September 30, 2011, (v) the Consolidated Statements of Cash Flows for the nine months ended June 30, 2012 and 2011, and (vi) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 3, 2012	Xata Corporation
(Registrant)

	by:	/s/ Michael W. Weber
Michael W. Weber
Principal Financial and Accounting Officer
(Signing as Authorized Signatory of Registrant)