Form 10-K
period 2012-09-30
XRS Corp
filed 2012-12-17
CIK 854398

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________
Form 10-K

(Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2012

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from________ to ________

Commission File Number 0-27166
_______________________________________
XRS Corporation
(Exact name of registrant as specified in its charter)

Minnesota	41-1641815
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

965 Prairie Center Drive	55344
Eden Prairie, Minnesota	(Zip Code)
(Address of principal executive offices)
Registrant's telephone number, including area code:
(952) 707-5600

Securities registered pursuant to Section 12(b) of the Act:

(Title of Class)	(Name of each exchange on which registered)
Common Stock, $0.01 par value per share	Nasdaq Capital Market

Securities registered pursuant to Section 12(g) of the Act:
None
_______________________________________
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
☑ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☑ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated File ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes ☑ No

As of March 31, 2012, the aggregate market value of the registrant's common stock held by non-affiliates of the registrant was $10,347,000 based on the last transaction price as reported on the NASDAQ Capital Market on such date. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purposes.

The number of shares of common stock outstanding on December 3, 2012 was 10,808,335.

Items 10, 11, 12, 13 and 14 of Part III incorporate information by reference from the definitive proxy statement for the Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this report.

Forward Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which are subject to the “safe harbor” created by this legislation. The forward-looking statements regarding future events and the future results of XRS Corporation (“the Company”, “we”, “our” or “us”) are based on current expectations, estimates, forecasts and projections about the industries in which XRS operates and the beliefs and assumptions of the management of the Company. In some cases, forward-looking statements can be identified by terminology such as “believes,” “anticipates,” “expects,” “intends,” “targeted,” “should,” “potential,” “goals,” “strategy” and similar terms and expressions. These forward-looking statements involve certain risks and uncertainties that could cause actual results, levels of activity, performance, achievements and events to differ materially from those implied by such forward-looking statements, but are not limited to those discussed in this Report under the section entitled “Risk Factors” and elsewhere, and in other reports XRS files with the Securities and Exchange Commission (“SEC”), including subsequent reports and amendments thereto on Form 8-K and Form 10-Q. These forward-looking statements are made as of the date of this Annual Report on Form 10-K. We assume no obligation to update these statements for any reason, including the occurrence of material events. The risks and uncertainties under the caption “Risk Factors” contained herein, among other things, should be considered in evaluating our prospects and future financial performance.

PART I

Item 1.    Business

Company Background
XRS Corporation, formerly Xata Corporation, and its wholly owned subsidiary, Turnpike Global Technologies, Inc. (Turnpike) (collectively, “XRS Corporation”, “the Company”, “we”, “our” or “us”) delivers fleet management and compliance software solutions to the commercial trucking industry to assist in maintaining regulatory compliance and controlling the operating costs associated with running a fleet using traditional on-board computers and mobile applications that run on smartphones, tablets and rugged handheld devices. XRS Corporation is a leader in the commercial trucking industry's migration to mobile solutions for collecting and analyzing U.S. Department of Transportation (DOT) compliance data.

Founded in 1985 as Xata Corporation, XRS Corporation has been an early leader in fleet management technology, evolving from a history of on-board computers to today's use of mobile devices including the technology of smartphones, tablets and rugged handheld devices paired with engine and Global Positioning System (GPS) data. Our strong foundation with electronic driver logs, being a leader in the introduction of fully DOT-compliant Automatic On-Board Recording Device (AOBRD) solutions for the tracking of Hours of Service (HOS), has allowed us to establish a customer base consisting of over 1,400 customers and 114,000 subscribers who utilize compliance, fleet performance and driver workflow solutions. In August 2012, we changed our name from Xata Corporation to XRS Corporation (Xata Road Science) reflecting our commitment to the mobile market, our next generation of products and to addressing the compliance and performance needs of our customers.

Our XataNet and Turnpike solutions are delivered through Software as a Service (SaaS) models in which customers subscribe to XRS Corporation services on a monthly recurring basis. Each solution uses information gathered from the engine bus of heavy-duty trucks, location data from the GPS and driver-inputted data. This data is communicated through cellular or satellite service providers to XRS Corporation servers where customers have the ability to access information used to make fleet-related decisions on fuel usage, driver productivity, vehicle performance and safety. In fiscal 2013, we expect to introduce our next generation mobile solution, XRS.

The Company's current solutions include:

•	XataNet: a fleet optimization and compliance solution focused on addressing the needs of fleets to manage compliance risks and maximize the performance of their fleet.

•	Turnpike: a mobile fleet optimization and compliance solution that uses a monthly subscription model with no upfront hardware costs.

•	MobileMax: a mobile communication solution that addresses the needs of the for-hire market with integrated back-office systems.

The acquisition of Turnpike in 2009 brought a customer base using mobile devices with operating systems provided by Android, Blackberry and Windows Mobile. As nationwide adoption of mobile devices and the overall growth of smartphone ownership increases, fleet owners and operators are looking to better leverage their mobile investments, including using them for driver-specific tasks. The Turnpike solution allowed us to add a fleet management solution to the overall power of a mobile device with no upfront hardware costs. The Turnpike solution bundled with a mobile device and data plan also enables sales via a bill-on-behalf-of relationship with communication service providers including AT&T, Sprint and Verizon.

Target Markets / Industry

XRS Corporation provides solutions to address the performance and compliance needs of the commercial trucking industry.

Information provided by the Federal Motor Vehicle Carriers Assocation's (FMCSA) Motor Carrier Management Information System (MCMIS) defines the total available market for our solutions as 6.6 million trucks across 800,000 companies, bifurcated into private and for-hire fleets. Private fleets include distributors, manufacturers, wholesalers, retailers and other companies that transport their own goods using equipment they own or lease. For-hire fleets include truckload and less-than-truckload carriers whose primary business is the transportation of freight that belongs to others. Both types of fleets have a need for performance metrics related to fuel, labor, equipment, safety and maintenance. We believe there is, and will continue to be, significant demand in the commercial trucking industry for fleet management systems to address these needs, principally to assist customers with reducing expenses, maintaining compliance standards and improving customer service.

The compliance related market is a subcomponent of the overall market discussed above. The FMCSA estimates there are approximately 3.1 million vehicles that are required to keep a Record of Duty Status (RODS). These motor carriers, who follow more comprehensive regulatory burdens, are prime candidates for electronic logging solutions, such as XataNet and Turnpike. XRS Corporation estimates only 500,000 vehicles currently in operation are using electronic logging solutions, offering us an opportunity to capture new customers impacted by the FMCSA's electronic logging requirements. Our target market includes the 2.6 million remaining vehicles required to keep a RODS that currently do not have an electronic logging solution.

Industry Trends

We believe the following trends are impacting the commercial trucking industry, resulting in increased competitive pressures and greater demand for our solutions.

Increased regulatory pressure
Fleets must comply with a number of new and/or changing federal and state regulations that we have the ability to address through our compliance solutions.

In June 2012, the U.S. Congress passed the Moving Ahead for Progress in the 21st Century Act (MAP-21) which allocated funds for improved highways throughout the U.S. As part of this bill, the FMCSA has been directed to write a rule requiring the use of electronic logging devices for all drivers required to keep a RODS, which will lead to fleets replacing paper log books with electronic logging solutions. MAP-21 specifies that the rule must be written by October 2013 and will be required to be adopted by fleets beginning two years after the publication of the rule. The FMCSA estimates the provisions of MAP-21 will impact 3.1 million vehicles and 3.4 million drivers.

The FMCSA updated the HOS rules in 2012 and in doing so added 1) provisions for mandated breaks after continuous hours of driving, 2) changes to the weekly reset provision and 3) clarifications in definitions for exceptions within the rule sets. These changes add complexity to the recording of drivers' RODS. As a result, paired with the overall safety benefits of our solutions, fleets are encouraged to voluntarily adopt AOBRDs today. These devices electronically track a driver's RODS and allow fleet managers and drivers to easily comply with HOS regulations.

Compliance, Safety, Accountability (CSA), a FMCSA initiative to improve large truck and bus safety and ultimately reduce commercial motor vehicle related crashes, injuries, and fatalities, brings a new level of visibility into inspections and violations of DOT regulated entities. All violations and inspections are available to the public for a period of two years, and companies are ranked against their peer group for safety scores. As of June 2012, 65,000 carriers exceeded the acceptable threshold level for at least one Behavior Analysis and Safety Improvement Category, which triggers an intervention process for these fleets by the FMCSA. These fleets are under pressure to increase their safety scores, often using fleet management technology to address compliance shortfalls.

In December 2011, the FMCSA instituted distracted driving laws which prohibit the use of handheld mobile devices while operating commercial motor vehicles. Drivers who violate the restriction can face federal civil penalties of up to $2,750 for each offense and disqualification from operating a commercial motor vehicle for multiple offenses. Additionally, states will suspend a driver's commercial driver's license after two or more serious traffic violations. Commercial truck and bus companies that allow their drivers to use handheld phones while driving will also face penalties of up to $11,000 for each offense. Approximately 4.0 million commercial drivers are affected by this rule.

Fleets must also comply with the International Fuel Tax Agreement (IFTA). Jurisdictions require trucks to pay fuel taxes based on the amount of fuel consumed in their jurisdiction. To comply with these regulations, drivers must record border crossing and fuel purchase information. Many long-haul vehicles cross numerous borders each week, resulting in significant paperwork for the driver, the clerical staff of the carrier and the processor of the fleet's fuel tax returns. In order to comply with these requirements, fleets must maintain records at their home base, as well as at the carrier's headquarters, thereby ensuring the records are readily available for regulators to review fuel tax compliance. The Turnpike solution's automated IFTA service allows fleets the ability to print, sign and send filings, greatly reducing the administrative burden associated with fuel tax compliance.

We currently have over 82,000 subscribers using our electronic logging solutions to help comply with HOS regulations, maximize efficiency of a driver's time and promote safe driving within the limits of HOS laws. This customer base gives us a strong foothold in the industry to address the needs of the electronic logging device mandate. Our safety and compliance focus allows fleets to help better the CSA scores which are most directly correlated with actual crash involvement.

Operational efficiencies
Based on a 2012 study from the American Trucking Research Institute (ATRI), fuel and driver wages continued to be the largest cost centers for carriers, constituting 62 percent of total average operating costs in 2011. ATRI notes that these costs are expected to continue to increase.

ATRI noted that fuel represented an operating cost of approximately $0.59/mile in 2011. A portion of the rising fuel costs are passed on to consumers through fuel surcharges and increased delivery charges, however fleets are generally unable to pass on the entire burden, thereby resulting in a decrement to the fleet's bottom line.

In 2011, ATRI also noted driver wages represented approximately $0.46/mile of operating costs for long-haul trucking operations. As a result of these costs, fleet managers look to optimize labor costs by all members of the supply chain, with a specific focus on drivers. Fleets must balance an optimized operation with safe driving procedures and habits.

Fleets must also optimize workflow and information throughout their organization. Trucking assets are expensive to buy and maintain, and fleets face the difficult task of understanding the ideal mix of personnel and equipment for proper utilization. In order to optimize operations, fleet managers must fully understand the exact location of their vehicles, the status of their deliveries and the hours of service available to their drivers.

Our solutions provide information such as speed monitoring, idle reporting and driver performance monitoring to fleet managers, which provides them with information to maximize fuel, labor and equipment utilization for more profitable and safe trucking operations.

Limited availability of commercial truck drivers
The commercial trucking industry is facing an unprecedented shortage of drivers. American Trucking Association's (ATA) chief economist noted driver turnover at large truckload carriers reached 106 percent in the second quarter of 2012. FTR Associates, a freight transportation forecasting firm, predicts a shortage of up to 240,000 drivers by the end of calendar 2013. As a result, commercial trucking fleets are spending significant resources to identify and retain the right drivers. An aging driver workforce, lack of younger drivers and increased scrutiny of all drivers based on the tighter regulatory environment will exacerbate this trend.

Our solutions help to enable a culture of safe driving, allowing fleets to identify the best and safest drivers to retain. We also helps make life easier for the driver through automating workflows and compliance with HOS rules.

Business Strategy

Our business strategy focuses on addressing the needs of private and for-hire fleets. Specifically, the Company is pursuing a four-part strategy built on:

1. Leading a mobile revolution in trucking
The overall adoption of mobile devices, with the continued adoption of smartphones, affects all commercial trucking companies, including fleets that are equipping drivers with smartphones, rugged handhelds and/or tablets. According to data published by the Cellular Telecommunications Industry Association (CTIA) in June 2012, there are approximately 321.7 million wireless subscriber connections in the U.S. powered by more than 286,000 cell towers. Technology research firm Gartner Inc. predicts that by the end of 2016 the total market for tablets will exceed 730.6 million wireless subscribers worldwide.

The adoption of mobile devices by the commercial trucking industry allows for fleets to collect real-time information for customers, connect with drivers while on the road and automate workflows. Using our mobile solutions, firms can automate compliance-related activities including electronic driver logs. As a result, our mobile solutions enable fleets to use many of the devices they have already deployed in the field, allowing for faster and greater returns on investment (ROI).

Additionally, the overall cost of mobile solutions is significantly less for enterprises that add compliance solutions to deployed mobile devices compared to traditional on-board computing models. Solutions for traditional on-board computers range from $799 to $1,675 per hardware device. Our Turnpike solution is available through a monthly subscription, with no upfront hardware cost, using the communication channels of smartphones, tablets or rugged handheld devices.

2. Making electronic compliance accessible for all sized fleets
Fleets must maintain compliance with a number of DOT and FMCSA regulations including HOS rules, IFTA and CSA. Our solutions provide fleets the necessary tools to automate these processes, leading to more compliant and ultimately safer fleets.

Using the delivery model of Turnpike, with its simplified installation, no upfront hardware cost and ease of use, our new mobile solution, XRS, has been designed to address the compliance needs of all sized fleets, including fleets that have historically not been able to afford traditional compliance solutions due to their size. Fleets with fewer than 100 trucks comprise 98 percent of the companies not meeting CSA's Safety Measurement Standards that are publicly measured. XRS will be a foundational piece in addressing safe driving, fatigued driving and vehicle maintenance regulations while also addressing performance-related pressures by increasing equipment and labor utilization resulting in a decrease in overall fleet costs.

3. Providing performance management solutions
Fleets today are facing increasingly difficult operating environments that require innovative solutions to reduce costs and increase customer service. Our customers are able to gain efficiencies in fuel, labor, equipment utilization, maintenance of assets and increased safety across their fleets.

Specifically, with our solutions, fleets are able to:

•	Increase fuel utilization through minimizing idling and speeding of drivers.

•	Better utilize labor through workforce management, driver efficiencies and improved workflow.

•	Increased equipment utilization through vehicle monitoring.

•	Reduce maintenance costs through proper inspections and continuous vehicle fault code monitoring.

•	Reduce crashes, compliance concerns and related costs through safety and compliance monitoring.

4. Making life easier for the driver
Driving a truck is a difficult job, and keeping the best drivers is a continuous challenge for all fleets. Fleet owners are actively looking for ways to recruit and retain the best drivers. We are focused on making life easier for the driver by reducing administrative work, increasing safety on the road and empowering drivers with solutions that improve their compliance with DOT regulations. Through the power of mobile technology, drivers can stay connected to home and the office, helping them better navigate challenging working conditions.

Products / Solutions / Offerings

The Company's products include:

XataNet: a fleet optimization and compliance solution focused on addressing the needs of private and for-hire fleets who are focused on limiting compliance risks while also maximizing the performance of their fleet. XataNet utilizes a traditional on-board computer, integrated communications and a SaaS platform used by fleet managers.

Turnpike: a mobile fleet optimization and compliance solution that employs a no upfront hardware cost model. XRS Corporation provides a device which collects engine and GPS data that is transmitted via Bluetooth to a mobile device. Drivers interact with the mobile device for HOS, vehicle inspection and stop-related data, which is transmitted through a cellular network to the Turnpike SaaS platform used by fleet managers to access information used in managing their fleet.

MobileMax: a mobile communication platform for the for-hire market with integrated back office systems. The MobileMax on-board computer system allows for high availability messaging, forms automation and fleet related data necessary for running a profitable carrier operation.

Next Generation Product

XRS: Our research shows the widespread adoption of mobile technology including smart phones, tablets and handheld devices is critical for the efficient operation of the commercial trucking industry. The continued mobile revolution will allow fleets to empower workers both in and outside of the truck, providing new opportunities to scale efficiently and cost effectively. In addition, use of a multifunctional mobile device will allow drivers to serve business and personal applications using the same device, further simplifying the balancing of professional and personal responsibilities.

In light of these trends, the Company is investing in its next generation platform: XRS. This new solution is being designed to address the needs of all sized fleets including owner/operators and small, medium and enterprise-sized fleets. The XRS mobile solution will use the subscription delivery model of Turnpike, with its simplified installation, no upfront hardware cost model and ease of use, paired with the enterprise reporting and operational metrics of XataNet. It will increase functionality of current offerings with dispatch management, workflow forms and interfacing with third-party systems. It is built using cloud-based technology allowing XRS to scale our technology operations to meet anticipated market demand.

Customers / Sales Avenues

Our customers include owner/operators and small, medium and enterprise-sized fleets in the private and for-hire commercial trucking markets. We have a significant presence in the food distribution and general freight markets across all fleet sizes in the United States. As of the end of fiscal 2012, our customers represented over 25 of the Transport Topics top 100 private fleets, including 3 of the top 10.

We may be dependent upon a few major customers each year whose volume of purchases is significantly greater than that of other customers. During fiscal 2012 and 2011, no single customer accounted for 10.0 percent or more of our total revenues.

Sales and Marketing

XRS Corporation sells its solutions using two methods: channel sales and direct sales.

Channel Sales
We work closely with AT&T, Sprint, Verizon Wireless and other communication service providers to sell our Turnpike solution to fleets of all sizes and types. Our channel sales force includes regional and channel sales account executives who work in tandem with partner sales executives to sell the Turnpike solution bundled with devices and data plans. AT&T, Sprint and Verizon Wireless are bill-on-behalf-of relationships that allow them to sell our Turnpike solution directly to fleets, expanding our overall presence in the marketplace and providing additional value to mobile solutions. In addition, customers experience improved back-office efficiency by receiving a single invoice for mobile communications and Turnpike monthly subscription charges. These relationships also help mitigate customer credit risk.

Direct Sales
XRS Corporation also uses a direct sales force that includes national and regional sales account executives and client managers. All members of these departments are professionals with a strong working knowledge of our solutions, as well as in depth knowledge of the commercial trucking industry and related compliance regulations.

We believe the use of direct and channel sales forces in conjunction with communication service providers and other partners provides us the ability to align our sales efforts to secure fleets of all sizes, from large, fully-integrated fleets with complex needs to individual owner/operators needing only a compliance solution. In addition, we focus our direct and channel sales forces and our marketing efforts on companies operating fleets of all sizes within vertical markets that have experienced significant benefits from our solutions. These vertical markets include food distribution, petroleum production and marketing, manufacturing, retail/wholesale delivery and general freight markets.

Marketing

XRS Corporation uses a combination of integrated marketing activities, including email marketing, media relations, social media and trade shows, along with web-based campaigns, to gain exposure and build awareness. We promote and exhibit at select industry conferences and actively pursues speaking opportunities at industry trade shows and association forums for executives and managers, as well as for customers who have used solutions to gain efficiencies in their fleet operations.

In addition, through our relationships with communication service providers, we gain access to market development initiatives including product launches, specific industry advertising, target account joint selling opportunities and market awareness for mobility-related solutions. Our association with communication service providers increases the breadth and depth of our marketing programs, allowing us to reach more customers, and provides the widest choice of mobile devices that are critical to a fleet's operation.

Competition

Competition in the fleet management and electronic logging space is highly fragmented, with providers offering products ranging in sophistication and cost from basic electronic logging devices to advanced mobile satellite communication and information systems. Our competitive position depends on a number of factors, including the price, quality and performance of solutions; the quality of customer service; and the ability of new and existing solutions to meet compliance requirements and be compatible with solutions provided by others in the industry.

As the requirements for electronic logging devices are defined by the FMCSA in 2013, it is likely we will face additional competition from current providers of on-board computing platforms and face additional pressure from substitute products from vendors outside the Company's traditional competitive landscape.

We differentiate ourself in the marketplace by offering a suite of solutions that address the needs of many types and sizes of fleets, utilization of off-the-shelf consumer-grade mobile devices, distribution through communication service providers and a long-standing customer base utilizing electronic logging solutions. The Company's history in assisting fleets in achieving fleet optimization, offering FMCSA-recognized compliance solutions and continually innovating on mobile platforms allows XRS Corporation to repeatedly be successful in competitive environments.

Research & Development

In fiscal 2012 and 2011, the Company spent $14.8 million and $11.1 million, respectively, on research and development activities. We concentrate research and development activities on the development of new solutions and additional functionality on existing solutions in order to meet customers' current and anticipated future needs. To enhance our existing solutions and to introduce new solutions to our existing and potential customers, we focus on the following key areas:

•
Ensuring solutions are in compliance with regulatory standards. The FMCSA is active in their changes of regulations including HOS, electronic logging devices and distracted driving. These rule changes affect solution providers addressing these regulations. We continually evaluate these rule sets and actively participate in the Motor Carrier Safety Advisory Committee for Electronic On-Board Records and other regulatory standard-setting boards.

•
Certification of mobile devices that power the Company's solutions. XRS Corporation works with manufacturers and communication service providers to ensure smartphones, tablets, and rugged handheld devices work with our solutions. The Company's solutions are certified on over 50 devices, and we continue to evaluate the market for best fit partners and products that meet the needs of our customers.

•	Development of our next generation solution. XRS Corporation continues to innovate in the fleet management market, and has actively invested in our next generation solution, XRS.

Manufacturers and Application Development Providers

XRS Corporation has relationships with several manufacturing partners to provide the hardware components that are required for our solutions. All manufacturing partners have entered into confidentiality agreements with respect to our proprietary technology.

We have engaged a third-party software development firm, which has allowed us to scale development efforts, increase functionality of our solutions and further our commitment to the mobile market, compliance solutions and our next generation solution. The third-party software development firm has entered into confidentiality agreements with respect to our proprietary technology.

Communication Service Providers

XRS Corporation has established relationships with AT&T, Sprint and Verizon Wireless and other communication service providers, enabling these providers to sell our Turnpike solution directly to their customers. By partnering with these carriers, we are able to leverage their sales forces to reach fleets of all sizes across various vertical markets.

We also utilize Sprint, AT&T, Orbcomm and Mobile Satellite Ventures to provide wireless connectivity between subscribers and the XataNet and MobileMax host systems.

Third-Party Relationships

XRS Corporation continues to to partner with a number of independent software vendors (ISVs). These software providers enhance customer mobile workflow solutions throughout the whole truck. By partnering with ISVs, the Company is able to empower ISV partners with a suite of compliance applications and mobile-based application programming interfaces (APIs), including electronic driver logs, proof of delivery functionality, IFTA filing services and electronic driver vehicle inspection reports. These third-party relationships may also provide access to market opportunities with fleets that have already installed third-party solutions and are interested in adding compliance solutions without significant upfront costs.

Intellectual Property

XRS Corporation owns a portfolio of trademarks, trade names and licenses, including XRS™, Xata®, XataNet®, Xata Turnpike™ and MobileMax™. All of the Company's software programs and report and screen formats are also protected under U.S. copyright laws. In addition, the Company owns several patents related to its fleet management solutions and has secured patents pending. These proprietary properties, in aggregate, constitute a valuable asset, although the Company also believes that its business is not dependent upon any single proprietary property or any particular group of proprietary properties.

Employees

XRS Corporation had a total of 174 full-time employees as of September 30, 2012. These employees, none of whom is represented by unions, work in a variety of functions, including sales and marketing, research and development, finance, human resources, customer service and support, purchasing and warehousing.

Item 1A. Risk Factors

We operate in a rapidly changing environment that involves numerous uncertainties and risks. Investors evaluating our company and our business should carefully consider the factors described below and all other information contained in this Annual Report on Form 10-K. This section should be read in conjunction with the Consolidated Financial Statements and Notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations included in this report. Any of the following factors could materially harm our business, operating results and financial condition and/or negatively affect our stock price. Additional factors and uncertainties not currently known to us or that we currently consider immaterial could also harm our business, operating results and financial condition. We may make forward-looking statements from time to time, both written and oral. We undertake no obligation to revise or publicly release the results of any revisions to these forward-looking statements based on circumstances or events which occur in the future. The actual results may differ materially from those projected in any such forward-looking statements due to a number of factors, including those set forth below and elsewhere in this report.

Future revenue growth and our ability to achieve future profitable operations depends on the successful launch of our new mobile solution.

In light of the continuing adoption of mobile technology, the Company has invested in its next generation platform: XRS. The new mobile solution, which uses readily available smartphones, tablets and rugged handhelds devices, will eventually replace our XataNet, Turnpike and MobileMax solutions. Because the new mobile solution will be priced lower than some of our legacy solutions, in order to achieve profitability we will need to sell and retain a higher volume of software subscriptions to achieve revenue growth, successfully implement lower cost deployment and support strategies to achieve margin growth. If we do not successfully launch the new mobile solution for new customers and successfully convert our existing customers to the new solution, or if we encounter significant delays in the timing of the launch of the new solution, revenues could decrease and our operating results could be adversely affected.

Our existing customers might cancel or fail to renew contracts or choose not to convert to our new mobile solution.

Certain of the Company's large customers that generate significant revenues may cancel or not renew their contracts potentially causing a significant adverse impact on our business. In fiscal 2012, approximately 26 percent of our revenue was generated by our top five customers. The Company's XataNet and MobileMax customers have typically entered into multi-year contracts with automatic renewal, or in certain circumstances, month-to-month contracts. In contrast, the majority of our Turnpike customers have operated under month-to-month contracts, allowing them the ability to terminate the agreement upon providing 30-days notice. Similarly, our new mobile solution contracts will typically be structured on a month-to-month basis, thereby reducing our contracted revenue. In addition, we will continue to have declining hardware revenue as customers shift away from hardware-based solutions to mobile-based solutions that use smartphones, tablets and rugged handheld devices. Until we have released our new mobile solution, are able to generate a significant portion of our revenue from that new solution and have successfully converted our existing customers to the new solution, we must incur the cost of supporting our legacy solutions and attempt to maintain our customer and revenue base from those solutions while devoting a significant portion of our research and development efforts to our new mobile solution. These combined support and development costs will continue to adversely impact our profitability. If our existing customers cancel or fail to renew their contracts for our existing solutions or choose not to convert to our new mobile solution after it becomes generally available, our overall revenues and profitability may decline if we are not able to derive sufficient revenue from new customers. There is no assurance that we can successfully bridge the transformation of our customer base from our XataNet, MobileMax and Turnpike solutions to our new mobile solution.

Our market is highly competitive and is subject to revenue fluctuations.

Competition in the fleet management and electronic logging space is highly fragmented with providers offering products ranging in sophistication and cost from basic electronic logging devices to advanced mobile satellite communication and information systems. Our overall competitive position depends on a number of factors, including the price, quality and performance of our solutions; our quality of customer service; the development of new technology; and the ability of new and existing solutions to meet compliance requirements and be compatible with solutions provided by others in the industry. As the requirements for electronic logging devices are defined by the Federal Motor Carrier Safety Administration (FMCSA) in 2013, it is likely we will face additional competition from current providers of on-board computing platforms and face additional pressure from substitute products from vendors outside the Company's traditional competitive landscape. Competition in the future may, in some cases, result in price reductions, reduced margins or loss of market share, any of which could decrease our revenue and growth rates or impair our operating results and financial condition. We believe that our future ability to compete successfully against existing and additional competitors will depend largely on our ability to execute our strategy to provide cost effective mobile solutions with significantly differentiated features . We may not be able to implement this strategy successfully, and our solutions may not be competitive with other technologies or solutions that may be developed by our competitors, which may adversely affect future results of operations.

We have a limited number of solutions, and those solutions are concentrated in one industry.

Our solutions target only the commercial trucking industry in the U.S. and parts of Canada. If this market segment experiences a downturn that decreases our sales, the development of new solutions and expansion into new markets could require significant time and substantial funding. We must continue to make significant investments in research and development in order to continue to develop new solutions, enhance existing solutions, ensure solutions remain updated with changing compliance regulations and achieve market acceptance of such solutions. We may incur problems in the future in innovating and introducing new solutions. Our development-stage solutions may not be successfully developed or, if developed, may not achieve significant customer acceptance. The timely availability of these solutions in volume and their acceptance by customers are important to our future success. If we are unable to successfully define, develop and introduce compelling new solutions, if other companies develop similar solutions or if we do not enhance existing solutions, our number of customers may not grow as anticipated or may decline, which would adversely affect future results of operations.

We depend on three communication service providers to sell our solutions to new customers.

Many of our existing Turnpike subscriptions are sold to customers through AT&T, Sprint and Verizon Wireless and other communication service providers. We plan to distribute our new mobile solution in the same manner. Our current reseller contracts with these communication service providers are non-exclusive and do not contain any minimum sales commitments to us. We must identify prospective customers and provide those sales leads to these communication service providers. Because we do not control the sales activities of these communication service providers, our future success will depend in large part on whether these communication service providers can effectively sell our solutions to the commercial trucking industry. Future sales through these communication service providers are also difficult to forecast because we do not have complete visibility to the activities of their respective sales organizations. Our future operating results will be adversely affected if we do not generate sufficient sales leads, these communication service providers do not sell our solutions to a sufficient number of truck owners or operators or if these communication service providers choose not to renew their reseller contracts.

We depend on a key software development firm and a key contract manufacturer.

In 2010, we retained a third-party software development firm to assist us with developing our new mobile solution. We will continue to require the services of this firm during fiscal 2013 to complete that development. If this firm does not satisfy our delivery requirements, the launch of our new mobile solution will be delayed. We also use a contract manufacturer to build the relay device that connects to a truck's engine bus and communicates engine and truck data via Bluetooth to the mobile device, tablet and/or rugged handheld device running our Turnpike software. Our new mobile solution will use this same relay device with required updates to the firmware. If this contract manufacturer does not satisfy our delivery requirements for these relay devices, sales of our Turnpike solution and our new mobile solution could be adversely affected.

We depend on proprietary technology.

Our success is heavily dependent upon proprietary technology. We have been issued patents by the U.S. Patent and Trademark Office that cover certain aspects of our MobileMax product. We have applied for software-related patents for our Turnpike product and our new mobile solution, but there is no assurance those patents will be granted. We rely on a combination of copyright, trademark and trade secret laws; confidentiality procedures; and contractual provisions to protect our proprietary rights. These measures afford us only limited protection. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our systems or obtain and use information that we regard as proprietary, or our competitors may independently develop similar technology. Either of these events could adversely affect us.

We depend on wireless carriers owned and controlled by others.

Some of our legacy solutions are dependent on continued access to mobile wireless carriers and satellite providers (collectively, "wireless communication networks") with sufficient capacity. Our ability to grow and achieve profitability depends on the ability of these wireless communication networks to provide sufficient network capacity, reliability and security to our customers. Even where wireless communication networks provide coverage to entire regions, there are occasional lapses in coverage. An inability by wireless communication networks to provide uninterrupted coverage with sufficient capacity to capture and transmit data could make our services less reliable and less useful, which could have a material adverse effect on our business, results of operations and financial condition. In addition, our financial condition could be seriously harmed if the wireless communication networks we rely on were to increase the price of their services or suffer operational or technical failures.

Our products are not compatible with every model or type of smartphone, tablet or rugged handheld device and we must continually adapt our software for new mobile devices.

Our existing Turnpike solution uses, and our new mobile solution will use, proprietary software installed on smartphones, tablets and rugged handhelds that is compatible with our proprietary software. The marketplace for mobile devices changes rapidly, with periodic updates to operating systems and frequent introductions of new devices and discontinuation of older devices. We have currently certified over 50 mobile devices for use with our Turnpike solution, which represents only a portion of those types of devices available in the marketplace. Because it is not economically or technically practical to certify every mobile device, we must focus our certification efforts on the most popular mobile devices used in our target markets. If we are unable to certify our products for use with a popular line of smartphones, tablets and rugged handhelds, we risk losing that market opportunity which could adversely affect future results of operations.

Our solutions may quickly become obsolete.

The field of technology is constantly undergoing rapid change, and we may not be able to react or adapt as quickly as necessary. Moreover, development efforts by our competitors could make our solutions less competitive or obsolete. We believe that advancements in mobile technology provide opportunities for us to partner with a number of independent software vendors (ISVs) offering products complementary to our solutions to enhance customer productivity. We cannot be assured that we can form alliances with such companies or that any such alliance will be successful. Our success depends, in large part, on our ability to anticipate changes in technology and industry requirements and introduce new features and enhancements to our solutions on a timely basis through our own product development and through alliances with ISVs. If we are unable to do so for technological or other reasons, or if new features or enhancements do not achieve market acceptance, our business, operating results and financial condition could be materially and adversely affected.

We must successfully deploy our new mobile solution using cloud technology.

In August 2012, we announced our new mobile solution, XRS, is in development. Unlike our existing solutions which use a data center dedicated to our customers, the new XRS mobile solution will use public cloud technology. We are testing the new mobile solution and have not yet established customer references that will be needed to make this cloud-based solution a success. Because our customers will pay a fixed monthly fee for our cloud-based service, we must successfully manage the variable cost components of our contract with the cloud provider to achieve sustainable profit margins. Our contract with the cloud provider, which is a standard customer contract, allows the provider to change pricing or modify or terminate their customer contracts at any time. Because the cloud provider has a large numbers of customers using its public cloud services, we believe that adverse contractual changes are unlikely. If those types of changes occurred and we decided to use a different cloud service platform or vendor, it would take time and investment to make that transition, which could materially adversely impact our business.

The commercial trucking industry is subject to significant and increasing regulations that could affect our product offerings.

The commercial trucking industry is subject to numerous regulations that place mandates on many aspects of the businesses operating in the commercial trucking industry, including the collection and maintenance of data, operational and safety requirements of products and methods of reporting driver and vehicle information. In June 2012, the U.S. Congress passed legislation that will eventually require the use of an electronic logging device to track hours of service for truck carriers that are required to file a record of duty status under the rules of the FMCSA. This new legislation will require truckers to move away from paper logs to an electronic logging solution. Because this new legislation could expand the marketplace for our types of products, it should increase our market opportunities but could also attract increased competition from existing or new competitors. If this new legislation is repealed or if the mandate to use electronic logging solutions is significantly delayed, we will lose these new market opportunities.

If new laws or regulations are created that make our solutions less valuable or unauthorized, relationships with current customers could be damaged, and we could lose prospective customers. In addition, an inability to offer compliant solutions cost effectively could harm our reputation and brand, adversely impact our operating results and may require us to spend additional capital to gain compliance.

Third parties may claim we infringe on their intellectual property rights.

Many participants in the technology industry, as well as third parties that have obtained patent rights, have regularly demonstrated a readiness to take legal action based on allegations of patent and other intellectual property infringement. Accordingly, we may be subject to claims that our solutions infringe on the intellectual property rights of others. Any such claim, whether valid or not, could become a significant expense. Any such claims or litigation could require us to incur substantial costs and divert significant valuable resources, including the efforts of our technical and management personnel, which could harm the results of our operations and our financial condition. Specifically, such claims or litigations could require us to stop selling the affected solutions, redesign those solutions to avoid infringement or obtain a license, all of which could be costly and harmful to our business. In addition, if claims are brought against our customer for infringement relating to our solutions, we may incur costs indemnifying our customers, and our relationships with our customers may be harmed. The Company is currently named as one of several defendants in a patent infringement lawsuit as further discussed under Legal Proceedings in Part I Item 3 herein.

John Deere Special Technologies Group, Inc. (“JDSTG”), entities affiliated with Technology Crossover Management VII, Ltd. (collectively, “TCV”), and entities affiliated with Trident Capital Management-V, LLC (collectively, “Trident Capital”) are represented on our Board of Directors and, individually and collectively, own enough capital stock to exert significant influence over XRS Corporation.

As of December 3, 2012, JDSTG was the record holder of 2,144,060 shares of our common stock. Under the terms of a Stock Purchase Agreement between XRS Corporation and JDSTG, as amended, JDSTG has certain rights with respect to corporate actions, including the right to nominate and replace up to three members of our Board of Directors.

As of December 3, 2012, TCV held a substantial portion of our outstanding shares of Series G Preferred Stock,

representing the right to vote 11,949,166 shares of our common stock on an as-converted basis. Under the terms of our Certificate of Designation of Preferences of Series G Preferred Stock, TCV (as the majority holder of our outstanding Series G Preferred Stock) has the right to nominate, replace and vote as a separate class with respect to a member of our Board of Directors. In addition, TCV has certain rights of first refusal on certain new equity issuances by us, which is intended to provide TCV with an opportunity to maintain its current ownership. A Voting Agreement among us, TCV and JDSTG is in place to further support certain of TCV's rights.

As of December 3, 2012, Trident Capital held all of our outstanding shares of Series B, Series C and Series D Preferred Stock and portions of our outstanding shares of Series F and Series G Preferred Stock, representing the right to vote 8,408,121 shares of our commons stock on an as-converted basis. Under the terms of our Certificate of Designation of Preferences of Series B Preferred Stock, Trident Capital (as the sole holder of our outstanding shares of Series B Preferred Stock), has the right to nominate, replace and vote as a separate class with respect to up to two members of our Board of Directors. In addition, Trident Capital has certain rights of first refusal on certain new equity issuances by us, which is intended to provide Trident Capital with an opportunity to maintain its current ownership. An Amended and Restated Voting Agreement among us, JDSTG and Trident Capital is in place to further support certain of Trident Capital's rights.

The beneficial ownership and additional rights held by JDSTG, TCV and Trident Capital enable these shareholders, both individually and collectively, to exercise significant influence over the Company.

We may need additional capital.

If we do not generate anticipated cash flow levels, our predictions regarding cash needs may prove inaccurate, and we may require additional financing. If we require additional financing and we are unable to obtain such financing on favorable terms, our financial condition and results of operations may be materially and adversely affected.
A material weakness in our internal control over financial reporting existed as of September 30, 2012. Effective internal controls are necessary for us to provide reliable financial reports. If we cannot provide reliable financial reports, our operating results could be harmed.
In connection with the preparation of our consolidated financial statements as of and for the year ended September 30, 2012, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2012. Based on that evaluation, our management concluded that a material weakness existed in the operating effectiveness of internal control over financial reporting related to the calculation of the reserve for excess and obsolete inventory. Additional information regarding the material weakness is contained in Item 9A of this Annual Report on Form 10-K.
Although we are committed to continuing to improve our internal control processes, and although we will continue to diligently and vigorously review our internal control over financial reporting, any control system, regardless of how well designed, operated and evaluated, can provide only reasonable, not absolute, assurance that its objectives will be met. Therefore, we cannot be certain that, in the future, additional material weaknesses or significant deficiencies will not exist or otherwise be discovered. If our efforts to address the weakness identified are not successful, or if other deficiencies occur, these weaknesses or deficiencies could result in misstatements of our results of operations, additional restatements of our consolidated financial statements, a decline in our stock price and investor confidence or other material effects on our business, reputation, results of operations, financial condition or liquidity.

We have significant goodwill and intangible assets, and future impairment of our goodwill and intangible assets could have a material negative impact on our financial results.

We test goodwill and indefinite-lived intangible assets for impairment on an annual basis, or more frequently if triggering events are identified, by comparing the estimated fair value of each asset to their respective carrying values on the balance sheet. In June 2012, we recorded a charge of $3.5 million for impairment to certain intangible assets related to our 2008 acquisition of Geologic Solutions, Inc. At September 30, 2012, our goodwill and intangible assets were approximately $23.8 million and represented approximately 45.0 percent of our total assets. Long-term declines in projected future cash flows could result in future goodwill and intangible asset impairments. Because of the significance of our goodwill and intangible assets, any future impairment of these assets could have a material adverse effect on our financial results.

We are not currently in compliance with the continued listing requirements of the NASDAQ Capital Market, and our common stock could be delisted if we do not regain compliance within the required time period.

On August 23, 2012, we received written notice from The NASDAQ Stock Market indicating we were not in compliance with the $1.00 minimum bid price requirement for continued listing on the NASDAQ Capital Market, as set forth in Listing Rule 5550(a)(2). We have been provided 180 calendar days, or until February 19, 2013, to regain compliance. To regain compliance, the bid price of our common stock must close at $1.00 or higher for a minimum of 10 consecutive business days within the stated 180-day period. If we are not in compliance by February 19, 2013, we may be afforded a second 180-day grace period if we meet the NASDAQ Capital Market initial listing criteria (except for the minimum bid price requirement), as set forth in Listing Rule 5810(c)(3)(A). If we do not regain compliance within the allotted compliance period, that is, by February 19, 2013, our common stock will be subject to delisting from the NASDAQ Capital Market. We would then be entitled to appeal the NASDAQ Staff's determination to a NASDAQ Listing Qualifications Panel and request a hearing. Since August 23, 2012, our closing bid price has been predominately below $1.00 per share, and we have not yet regained compliance with the NASDAQ listing requirement. Given the volatility of our stock and trends in the stock market in general, there can be no assurance that we will regain compliance with the NASDAQ listing requirement. If we are not able to regain compliance, our stock could be delisted from NASDAQ and would be traded on a different public market. Delisting from the NASDAQ Stock Market could have a material adverse effect on the trading price, liquidity and marketability of our common stock and other securities, including preferred stock, that is convertible into or exercisable for common stock.

The market for our common stock is limited, and you may not be able to sell the shares of our common stock that you hold.

Our common stock is thinly traded, the market for purchases and sales of our common stock is limited, and the sale of a limited number of shares could cause a volatile stock price. Accordingly, it may be difficult to sell shares of our common stock quickly without significantly depressing the value of the stock.

We may issue additional stock without shareholder consent.

We have authorized 100,000,000 shares of common stock, of which 10,808,335 shares were issued and outstanding as of December 3, 2012. The Board of Directors has authority, without action or vote of the shareholders, to issue all or part of the authorized but unissued shares. Additional shares may be issued in connection with future financing, acquisitions or otherwise. Any such issuance will dilute the percentage ownership of existing shareholders. We are also currently authorized to issue up to 50,000,000 shares of preferred stock. As of December 3, 2012, there were 2,250,000 shares of Series B Convertible Preferred Stock, 1,269,036 shares of Series C Convertible Preferred Stock, 1,566,580 shares of Series D Convertible Preferred Stock, 1,340,091 shares of Series F Convertible Preferred Stock, and 10,066,663 shares of Series G Convertible Preferred Stock that were issued and outstanding. The Board of Directors can issue additional preferred stock in one or more series and fix the terms of such stock without shareholder approval. Preferred stock may include the right to vote as a series on particular matters, preferences as to dividends and liquidation, conversion and redemption rights and other preferential provisions. The issuance of preferred stock could adversely affect the rights of the holders of common stock and reduce the value of the common stock. In addition, specific rights granted to holders of preferred stock could be used to restrict our ability to merge with or sell our assets to a third party.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The following table sets forth the significant real property that we own or lease as of September 30, 2012:

Location	Function	Size in Sq. Feet	Commitment
Eden Prairie, Minnesota	Corporate offices	26,800	Leased, expiring December 2014
Burnsville, Minnesota	Distribution warehouse	15,800	Leased, expiring April 2014
Oakville, Ontario	Office space	6,081	Leased, expiring April 2016
Reston, Virginia	Communications warehouse and office space	2,424	Leased, expiring February 2015

For financial information regarding obligations under leases, see Note 10 of the Notes to the Consolidated Financial Statements.

Item 3. Legal Proceedings

Refer to Note 10, Commitments and Contingencies, in Part II, Item 8 of this form 10-K.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The following table sets forth the quarterly high and low sales prices for our common stock as reported by the NASDAQ Capital Market for fiscal years 2012 and 2011. There is no market for our Series B, Series C, Series D, Series F or Series G Preferred Stock.

	Fiscal 2012		Fiscal 2011
	Low	High	Low	High
First Quarter	$1.16	$1.65	$1.90	$2.67
Second Quarter	1.16	1.63	2.02	3.38
Third Quarter	0.75	1.34	1.66	2.44
Fourth Quarter	0.49	1.15	1.53	2.29

As of December 3, 2012, our common stock was held by 107 holders of record.

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

On December 6, 2003, we issued 1,613,000 shares of Series B Preferred Stock that pays a cumulative dividend of 4.0 percent of the original issue price per annum (payable semi-annually). The dividend is payable in additional shares of Series B Preferred Stock or cash, at the option of the holders. The Series B Preferred Stock provides that we cannot pay dividends to the holders of any other capital stock unless and until we have paid dividends accrued on the Series B Preferred Stock. The holders of the Series B Preferred Stock elected to receive dividends due and payable on May 31 and November 30 annually in additional shares of Series B Preferred Stock rather than cash. Accordingly, we issued a total of 81,227 and 84,216 shares of Series B Preferred Stock for payment of accrued dividends in fiscal 2012 and 2011, respectively.

Sale of Unregistered Securities

None.

Issuer Purchases of Equity Securities

None.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto and Risk Factors in this Annual Report on Form 10-K (Annual Report). This Annual Report contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those in such forward-looking statements as a result of many factors, including those discussed in Risk Factors and elsewhere in this Annual Report.

Overview

XRS Corporation delivers fleet management and compliance software solutions to the commercial trucking industry to assist in maintaining regulatory compliance and controlling the operating costs associated with running a fleet using traditional on-board computers and mobile applications that run on smartphones, tablets and rugged handheld devices. XRS Corporation is a leader in the commercial trucking industry's migration to mobile solutions for collecting and analyzing DOT compliance data.

The Company's solutions include:

•	XataNet: a fleet optimization and compliance solution focused on addressing the needs of fleets to manage compliance risks and maximize the performance of their fleet.

•	Turnpike: a mobile fleet optimization and compliance solution that uses a monthly subscription model with no upfront hardware fees.

•	MobileMax: a mobile communication platform for the for-hire market with integrated back-end systems.

The Company's strong foundation with electronic driver logs, being a leading company to introduce fully DOT-compliant AOBRD solutions for the tracking of HOS, has allowed us to establish a customer base consisting of over 1,400 customers and 114,000 subscribers who utilize compliance, fleet performance, and driver workflow solutions. In 2012, we changed our name from Xata Corporation to XRS Corporation (Xata Road Science), reflecting our commitment to the mobile market, our next generation of products and addressing the compliance and performance needs of our customers.

The acquisition of Turnpike in 2009 brought a customer base using mobile devices with the operating systems provided by Android, Blackberry, and Windows Mobile. As nationwide adoption of mobile devices, and the overall growth of smartphone ownership increases, fleet owners and operators are looking to better leverage their mobile investments, including using them for driver-specific tasks. The Turnpike solution allowed XRS Corporation to add fleet management to the overall power of the mobile solution with no upfront hardware costs. This also enabled the Company's Turnpike solution to be sold as a bill-on-behalf-of relationship with communication service providers including AT&T, Sprint and Verizon.

Critical Accounting Policies

Accounting policies, methods and estimates are an integral part of the Company's consolidated financial statements and are based upon management's current judgments. Certain accounting policies, methods and estimates are particularly important because of their significance to the consolidated financial statements. Note 1 of the Notes to the Consolidated Financial Statements includes a summary of the significant accounting policies and methods used by the Company. The following is a discussion of what the Company believes to be the most critical of these policies and methods.

Revenue Recognition

The Company derives its revenue from sales of (i) software, which includes monthly subscriptions from the XataNet and Turnpike solutions, monthly fees from the MobileMax solution and activation fees; (ii) hardware systems, which includes hardware with embedded software and software that can be hosted by a customer, warranty and repair revenue; and (iii) services, which includes installation, implementation, training and professional services revenue.

The Company sells its solutions using two methods: direct sales and channel sales. The Company’s direct sales include sales of the Company’s solutions primarily to fleet operators and logistics providers. The Company’s channel sales are driven by Company personnel working in tandem with communication service providers to sell the Company’s Turnpike solution to a variety of fleet sizes and types.

The Company’s XataNet and MobileMax customers enter into multi-year agreements with automatic renewal features, however, in certain circumstances operate under month-to-month contracts. Historically, Turnpike customers have operated under month-to-month contracts, allowing them the ability to terminate the agreement upon providing 30-days notice.

The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collection is probable. A solution is considered delivered to the customer once it has been shipped and title and risk of loss has been transferred. For most of the Company’s hardware systems and services sales, these criteria are met at the time the hardware system is shipped and/or the services are provided. For the Company’s software subscriptions, these criteria are met over the term of the customer’s agreement, and therefore revenue is recognized accordingly.

The Company recognizes revenue from the sale of a hardware system, which includes embedded software essential to the functionality of the hardware system and software that can be hosted by the customer, a software subscription and certain services requested by the customer, in accordance with revenue recognition accounting guidance for arrangements with multiple deliverables. In addition, the Company recognizes revenue from sales of software and software-related components, as well as add-on product offerings bundled with a hardware system not essential to the functionality of the hardware system, in accordance with industry specific software accounting guidance. Finally, the Company recognizes revenue from sales of software components and nonsoftware components that function together to deliver the solution’s essential functionality in accordance with general revenue recognition accounting guidance.

Revenue Recognition for Arrangements with Multiple Deliverables

For multi-element arrangements including hardware systems, which include embedded software essential to the functionality of the hardware system, a software subscription and services requested by the customer, the Company allocates revenue to all deliverables based on their relative selling prices. In such circumstances, the Company uses a hierarchy to determine the selling price to be used for allocating revenue to deliverables: (i) vendor specific evidence (VSOE) of fair value, if available, (ii) third-party evidence (TPE) of selling price if VSOE is not available, and (iii) best estimate of the selling price (ESP) if neither VSOE nor TPE is available (a description as to how the Company determined VSOE, TPE and ESPs is provided below). The Company limits the amount of revenue recognized for delivered elements to an amount that is not contingent upon future delivery of additional products or services or the meeting of any specified performance conditions.

The Company has identified three deliverables in arrangements involving the sale of its XataNet, MobileMax and Turnpike solutions. The first deliverable is the hardware system, which includes embedded software that is essential to the functionality of the hardware system and software that can be hosted by the customer. The second deliverable is the software subscription, which covers hosting fees, continued support and communication charges for XataNet and MobileMax solutions. The final deliverable includes certain services that may be requested by the customer and are deemed essential to the functionality of the hardware, such as installation, implementation and/or training.

The Company has determined that each deliverable included in the sale of its XataNet solution has standalone value and the deliverables can be separated into multiple units of accounting. The Company has allocated revenue between the three deliverables using the relative selling price method based on the Company’s VSOE and ESPs. Amounts allocated to the delivered hardware system are recognized at the time of sale provided the other conditions for revenue recognition have been met. Amounts allocated to the software subscription are recognized on a straight-

line basis over the term of the agreement with the customer. Finally, amounts allocated to services are recognized upon performance.

In response to changes in the Company's market strategy relative to the Turnpike solution, beginning in fiscal 2012, the Company concluded that the value provided by the Turnpike solution, relative to the optimization of its fleet operations, was derived from the use of the hardware system in conjunction with the software subscription. Therefore, the Company concluded that each deliverable included in the sale of its Turnpike solution, regardless of the method used to acquire the Turnpike hardware system, does not have standalone value, rather the deliverables must function together to have standalone value. Therefore, revenue generated from sale of this solution is recognized ratably over the term of the agreement.

Finally, the Company has determined that revenue generated from sale of its MobileMax solution should be recognized ratably over the term of the agreement as the deliverables must function together to have standalone value.

The Company’s process for determining its ESPs considers multiple factors that may vary depending upon the unique facts and circumstances related to each deliverable. Key factors considered by the Company in developing the ESPs include prices charged by the Company for similar offerings; historical pricing practices; pricing of competitive alternatives if they exist, adjusted for differences in product specifications; product-specific business objectives and the life cycle of the solution. The Company may modify its pricing practices in the future, which could result in changes to the determination of VSOE, TPE and ESPs. As a result, the Company’s future revenue recognition for multiple-element arrangements could differ materially from its results in the current period. ESPs are analyzed on an annual basis or more frequently if circumstances warrant.

Revenue Recognition for Software Products

The Company accounts for multiple-element arrangements that consist only of software or software-related products, including certain of the Company’s add-on product offerings, in accordance with industry specific accounting guidance for software and software-related transactions, ASC 985-605, Software – Revenue Recognition (ASC 985-605). Revenue generated from the sale of add-on product offerings is recognized ratably over the agreement as it is delivered to the customer.

Other Revenue Recognition Policies Applicable to Software and Nonsoftware Elements

Many of the Company’s customers engage the Company to perform installation, implementation, training and professional services. In certain instances, services revenues are accounted for separately from software revenues because they qualify as services transactions as defined in ASC 985-605. The significant factors considered in determining whether the revenues should be accounted for separately include the nature of services (i.e. consideration of whether the services are essential to the functionality of the hardware system or software subscription), degree of risk, availability of services from other vendors, timing of payments and impact of milestones. Revenues generated from services are recognized after the services are performed. If there is a significant uncertainty about the project completion or receipt of payment for the services performed, revenues are deferred until the uncertainty is sufficiently resolved.

Finally, the Company has entered into agreements with third-party providers to extend the benefits of solutions throughout the customer’s supply chain. The Company recognizes revenue generated under the aforementioned agreements in accordance with ASC 605-45, Revenue Recognition – Principal Agent Considerations (ASC 605-45), based upon the terms of each partnership agreement.

Allowance for Doubtful Accounts

Accounts receivable are stated at amounts net of an allowance for doubtful accounts. The Company grants credit to customers in the normal course of business based on an evaluation of a customer’s financial condition, and amounts are typically due within 30 days. Balances outstanding for a period longer than contractual payment terms are considered past due. Estimates used in determining the allowance for doubtful accounts are based on historical collection experience, current trends, aging of accounts receivable and periodic credit evaluations of the customers’ financial condition. The Company reserves for accounts receivable when they are determined to be uncollectible by increasing the allowance for doubtful accounts and bad debt expense, which is included in selling, general and administrative expense in the accompanying consolidated statements of operations. Payments subsequently received, or otherwise determined to be collectible, are treated as recoveries that reduce bad debt expense.

Goodwill and Identifiable Intangible Assets

As of September 30, 2012, the carrying value of the Company’s goodwill and identifiable intangible assets was $23.8 million and represented 45.0 percent of total assets. If the Company experiences revenue declines, continuing operating losses or does not meet operating forecasts, the Company may be subject to future impairments. Additionally, changes in assumptions regarding the future performance of the Company’s business or significant declines in the stock price or the market as a whole could result in additional impairment indicators. Because of the significance of the Company’s goodwill and identifiable intangible assets, any future impairment of these assets could have a material and adverse effect on the Company’s financial results.

Goodwill

Goodwill represents the excess of the cost of acquired businesses over the fair value of identifiable tangible net assets and identifiable intangible assets purchased, in accordance with ASC 350-20, Intangibles – Goodwill and Others (ASC 350-20).

In accordance with ASC 350-20, Goodwill is tested at least annually for impairment and is tested for impairment more frequently if events or changes in circumstances indicate the asset might be impaired. The impairment test is performed using a two-step process. In the first step, the fair value of the reporting unit is compared with the carrying amount of the reporting unit, including goodwill. If the estimated fair value is less than the carrying amount of the reporting unit, an indicator of goodwill impairment exists, and the second step must be completed in order to determine the amount of the goodwill impairment, if any, that should be recorded. In the second step, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation.

The fair value of the Company’s single reporting unit was determined using a review of our market capitalization and a discounted cash flow analysis. Use of the market capitalization approach consisted of a comparison of the value of the ownership interest that the shareholders maintain in the Company to the recorded value of equity.

In developing the discounted cash flow analysis, assumptions about future revenues and expenses, capital expenditures and changes in working capital are based on the annual operating plan and long-term business plan for the Company’s single reporting unit. These plans take into consideration numerous factors including historical experience, anticipated future economic conditions, changes in raw material prices and growth expectations for the industries and end markets in which XRS Corporation participates. These assumptions are determined over a five-year long-term planning period. Revenues and operating profit beyond fiscal 2017 are projected to grow at a perpetual growth rate of 3.0 percent. Discount rate assumptions considered the Company’s assessment of risks inherent in the future cash flows of the reporting unit and its weighted average cost of capital. A discount rate of 16.5 percent was used in determining the discounted cash flows in the fair value analysis. Actual results may differ from those used in our valuations.

The Company completed its annual impairment test on the first day of the fourth quarter of fiscal 2012 and concluded no impairment existed.

Identifiable Intangible Assets

The Company’s identifiable intangible assets include customer and reseller relationships, acquired technology and a trademark. The Company amortizes its identifiable intangibles with finite lives on a straight-line basis over their expected lives.

In accordance with ASC 360-10, identifiable intangible assets that are subject to amortization are evaluated for impairment whenever events or changes in circumstances occur that indicate that the carrying value of the asset or asset group may not be recoverable. An impairment loss is recognized whenever events or changes in circumstances indicate the carrying amount of an asset is not recoverable. Recoverability of these assets is measured by comparison of their carrying amounts to future undiscounted cash flows the assets are expected to generate. If certain identifiable intangibles are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the assets exceeds their fair market value as determined using an income approach. The inputs used in the income approach include the use of Level 2 (discount rate) and Level 3 (forecasted cash flows) inputs as discussed in the fair value hierarchy below.

The Company reviewed its definite-lived intangible assets for impairment during the third quarter of fiscal 2012. As a result, the Company recorded an impairment charge of $3.5 million in the third quarter of fiscal 2012. The impairment charge was driven by a decline in the estimated fair value of acquired customer contracts originally recorded in conjunction with the acquisition of Geologic Solutions, Inc. (Geologic) as a result of reductions in expected future cash flows. The fair value for the acquired customer contracts for which the carrying amount was not deemed to be recoverable was determined using the future discounted cash flows the assets were expected to generate.

Warranties

The Company provides warranty on its solutions. Liability under the warranty policies is based upon a review of the number of units sold, historical and anticipated claim experience and cost per claim. Adjustments are made to accruals for warranties as claim data and historical experience warrant.

As of September 30, 2012 and 2011, the Company had accruals for warranties of $0.9 million and $0.8 million respectively. These amounts are included in accrued expenses in the accompanying consolidated balance sheets.

Income Taxes

The Company accounts for income taxes in accordance with the guidance provided by ASC 740-10, Income Taxes – Overall (ASC 740-10). ASC 740-10 requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of differences between the carrying amounts of assets and liabilities and their respective tax basis using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the consolidated statements of operations in the period when the change is enacted. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Changes in valuation allowances from period to period are included in income tax benefit in the accompanying consolidated statements of operations in the period of change.

The Company recognizes the effect of income tax positions only if those positions are more likely than not to be sustained. Recognized income tax positions are measured at the largest amount that is greater than 50 percent likely of being realized. Changes in recognition or measurement are reflected in income tax benefit in the accompanying consolidated statements of operations in the period in which the change in judgment occurs. Interest and penalties related to income tax matters are recognized in net interest and other expense and income tax benefit, respectively, in the accompanying consolidated statements of operations.

Operating Results

XRS Corporation operates as a single business segment and believes the information presented in its Management's Discussion and Analysis of Financial Condition and Results of Operations provides an understanding of its business, operations and financial condition. The following table sets forth detail related to revenue, cost of goods sold and gross margins (in thousands, except percentage data):

	For the Year Ended September 30,
	2012	2011
Software
Revenue	$47,455	$45,800
Cost of goods sold	13,043	11,575
Gross margin	$34,412	$34,225
Gross margin %	72.5%	74.7%

Hardware systems
Revenue	$13,893	$14,635
Cost of goods sold	15,287	15,774
Gross margin	$(1,394)	$(1,139)
Gross deficit %	(10.0)%	(7.8)%

Services
Revenue	$1,741	$2,596
Cost of goods sold	2,327	3,385
Gross margin	$(586)	$(789)
Gross deficit %	(33.7)%	(30.4)%

Other
Revenue	$—	$—
Cost of goods sold	—	(21)
Gross margin	$—	$21
Gross margin %	—%	—%

Total
Revenue	$63,089	$63,031
Cost of goods sold	30,657	30,713
Gross margin	$32,432	$32,318
Gross margin %	51.4%	51.3%

In the above chart the revenue and cost of goods sold detail for categories listed are defined as follows:

•	Software revenue includes monthly subscriptions from the XataNet and Turnpike solutions, monthly fees from the MobileMax solution and activation fees.

•	Hardware systems revenue includes hardware with embedded software and software that can be hosted by the customer, warranty and repair revenue.

•	Services revenue includes installation, implementation, training and professional services revenue.

•
Software cost of goods sold consists of communication costs, hosting costs, depreciation of Turnpike RouteTracker units (where the customer selected the no upfront hardware cost option) and direct personnel costs related to network, infrastructure, as well as Turnpike technical support.

•	Hardware systems cost of goods sold consists of the direct product costs, warranty costs, product repair costs and direct personnel costs related to XataNet and MobileMax technical support.

•	Services cost of goods sold consists of third-party vendor costs and direct costs related to services personnel.

Comparison of Fiscal 2012 Operating Results to Fiscal 2011

Impairment and Business Realignment Charges

During fiscal 2012, the Company recorded $6.0 million of impairment and business realignment charges as it transitions to providing mobile-based solutions. The fiscal 2012 business realignment charges included $0.9 million in personnel expenses from a workforce reduction, $0.4 million in accelerated depreciation of fixed assets, $0.8 million to write off excess and obsolete inventory and $0.4 million in estimated costs to terminate inventory purchase commitments. The Company also recorded a non-cash impairment charge of $3.5 million associated with intangible assets that were originally recorded in conjunction with the 2008 acquisition of Geologic.

Revenue

Fiscal 2012 overall revenue of $63.1 million increased 0.1 percent compared to $63.0 million for fiscal 2011 reflecting decreased hardware systems, services and other revenue partially offset by increased software revenue. Software revenue for fiscal 2012 increased 3.6 percent to $47.5 million from $45.8 million in fiscal 2011. Software revenue comprised 75.2 percent of total revenue for fiscal 2012 compared to 72.7 percent for fiscal 2011. The increase in software revenue for fiscal 2012 was driven by a 7.1 percent and 35.3 percent increase in XataNet and Turnpike revenue, respectively.. The increase in Turnpike software revenue was driven by new customers continuing to select a mobile-based solution, as well as an increase in the Turnpike average rate per unit.

Hardware systems revenue decreased 5.1 percent to comprise 22.0 percent of total revenue in fiscal 2012 compared to 23.2 percent in fiscal 2011. This decline is attributable to a combination of a decrease in the average sale prices of the Company's hardware systems as new technology and competition continue to drive a decline in hardware system prices and an increase in the number of customers adopting the no upfront hardware cost Turnpike solution, which does not require the customer to purchase hardware.

Services revenue decreased 32.9 percent and represented 2.8 percent of total revenue in fiscal 2012 compared to 4.1 percent in fiscal 2011. The continued shift in the customer base to the Turnpike solution, which provides for self installation, coupled with a trend in which customers are electing to become certified in the installation of the XataNet solution has driven the decrease in services revenue.

Cost of Goods Sold and Gross Margin

Overall cost of goods sold remained relatively consistent at $30.7 million in fiscal 2012 and 2011, respectively.

Software cost of goods sold of $13.0 million increased 12.7 percent in fiscal 2012 compared to $11.6 million in fiscal 2011. Software gross margin decreased 2.2 percentage points from 74.7 percent of revenue for fiscal 2011 to 72.5 percent for fiscal 2012. Software margins were impacted by $0.4 million of the business realignment charges, as well as increased depreciation of equipment used in connection with the Turnpike solution as the number of Turnpike subscribers who have selected the no upfront cost hardware option continues to grow.

Hardware systems cost of goods sold of $15.3 million decreased 3.1 percent in fiscal 2012 compared to $15.8 million in fiscal 2011. Hardware systems gross margins decreased 2.2 percentage points to negative 10.0 percent in fiscal 2012 compared to negative 7.8 percent in fiscal 2011. Hardware systems gross margins were negatively impacted by the recording of $0.8 million to write off excess and obsolete inventory and $0.4 million in estimated costs to terminate inventory purchase commitments. Hardware margins were further impacted by competitive pressures to reduce prices coupled with the inherent difficulty in lowering hardware systems costs and other hardware systems-related charges at the same rate. Favorability in the Company’s warranty activity has served as the primary driver of the offset to the impact of the realignment charges and negative competitive pressures.

Services cost of goods sold of $2.3 million decreased 31.3 percent in fiscal 2012 compared to $3.4 million in fiscal 2011. Service gross margins declined 3.3 percentage points in fiscal 2012 to negative 33.7 percent compared to negative 30.4 percent in fiscal 2011. This decrease was primarily the result of the decline in higher margin installation revenue and lower utilization of services personnel as compared to the same period in fiscal 2011.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist of personnel costs for the Company's sales, client management and administration functions; sales commissions, marketing and promotional expenses; executive and administrative costs; and accounting and professional fees. Selling, general and administrative expenses were $24.7 million or 39.2 percent of revenue for both fiscal 2012 and 2011. The recording of realignment charges of $0.8 million served to offset operational efficiencies realized in fiscal 2012.

Research and Development Expenses

Research and development expenses consist of personnel costs and expenses related to development of new solutions and added functionality on existing solutions. Research and development expenses were $14.8 million or 23.5 percent of revenue for fiscal 2012 compared to $11.1 million or 17.6 percent of revenue for fiscal 2011. The increase in research and development expense in fiscal 2012 was driven by the Company's significant investment in its new mobile solution, XRS. The Company's new mobile solution, XRS, will use the business model of Turnpike, with its simplified installation, no upfront hardware cost model and ease of use, paired with the enterprise reporting and operational metrics of XataNet. The Company's new mobile solution will increase functionality of current offerings with dispatch management and workflow forms and integration to third-party systems, thereby addressing the needs of all sized fleets including owner/operators, small, medium and enterprise sized fleets.

Net Interest and Other Expense

Net interest and other expense increased $0.1 million to $0.3 million in fiscal 2012, compared to net interest and other expense of $0.2 million in fiscal 2011. The increase in net interest expense reflects the cost associated with the early extinguishment of the Company's capital lease facility previously used to finance certain equipment used in the Turnpike solution, offset in part by lower interest expense driven by a combination of lower average outstanding debt balances, as well as lower interest rates on the Company's revolving line of credit, compared to the capital lease facility previously used to finance certain equipment used in the Turnpike solution.

Income Taxes

An income tax benefit of $0.6 million was recorded in fiscal 2012 to recognize of tax benefits relating to Canadian operations resulting from the use of net operating losses and tax credits to offset the deferred tax liability. The domestic operations recorded an income tax expense of $58,000 for fiscal 2012 related to certain states and municipalities.

Domestically the Company does not have objectively verifiable positive evidence of future taxable income as prescribed by ASC 740-10, Income Taxes - Overall. Accordingly, the Company concluded that the recording of a valuation allowance equal to the value of the domestic deferred tax assets is appropriate. The realization of the domestic deferred tax assets is dependent on future taxable income during the periods when deductible temporary differences and carryforwards are expected to be available to reduce taxable income. The amount of the net deferred tax asset considered realizable could be increased in the future if the Company returns to profitability and it becomes more likely than not that these amounts would be realized. As of September 30, 2012, the Company had federal net operating loss carryforwards and tax credit carryforwards available for use of $42.2 million and $2.8 million, respectively.

Net Loss to Common Shareholders

The Company incurred net losses to common shareholders of $10.5 million and $3.0 million for fiscal 2012 and

2011, respectively. Fiscal 2012 net loss to common shareholders reflects $6.0 million of impairment and business realignment charges. Net loss to common shareholders also reflects preferred stock dividends and preferred stock deemed dividends of $0.2 million for both fiscal 2012 and 2011.

Liquidity and Capital Resources

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

The Loan and Security Agreement contains customary representations, warranties, covenants and events of default including, without limitation, covenants restricting the Company’s ability to incur indebtedness and liens, to declare and pay cash dividends and to merge or consolidate with another entity, and also contains a lockbox arrangement and subjective acceleration clause. The Loan and Security Agreement also includes financial covenants requiring the Company to maintain a minimum tangible net worth and adjusted quick ratio. The Company was in compliance with these covenants as of September 30, 2012.

Operating activities used $0.9 million of cash for fiscal 2012 compared to $4.4 million in cash provided by operating activities in fiscal 2011. The increase in cash used by operating activities in fiscal 2012 was driven by an increase in research and development expenditures associated with development of a new mobile solution in addition to the payment of certain business realignment charges.

Cash used in investing activities was $2.9 million for fiscal 2012 compared to $4.1 million for fiscal 2011. During fiscal 2012, the transition to purchase certain equipment used in the Turnpike solution rather than financing through a capital lease facility represented a $0.9 million usage of cash, with the remaining expenditures relating to the Company's continued capital investment in its SaaS infrastructure.

Cash used in financing activities was $1.4 million in fiscal 2012 compared to $1.2 million for fiscal 2011. The increase reflects the early extinguishment of the capital lease facility previously used to finance certain equipment used in the Turnpike solution and the payment of financing costs associated with initiating the revolving line of credit, which were offset, in part, by the Company drawing on the revolving line of credit.

Non-GAAP Financial Measures

As of September 30, 2012, XRS Corporation held $7.1 million in cash and cash equivalents and had $9.6 million of working capital. These balances compared to $12.4 million in cash and cash equivalents and working capital of $14.1 million as of September 30, 2011. The following table is a reconciliation of working capital from current assets and current liabilities, which are the most directly comparable financial measures calculated in accordance with GAAP (in thousands):

	September 30,
	2012	2011
Current assets	$20,942	$26,491
Current liabilities	(12,882)	(14,724)
Net current assets	8,060	11,767
Current portion of deferred revenue net of deferred costs	1,544	2,294
Working capital	$9,604	$14,061

The Company recorded negative free cash flow from operations of $3.8 million in fiscal 2012. Free cash flow in fiscal 2012 decreased $4.1 million as compared to free cash flow of $0.3 million in fiscal 2011. Fiscal 2012 cash flows were impacted by increased research and development expenditures, as well as the payment of certain business realignment charges. The negative free cash flow also reflects the transition to purchasing certain equipment used in the Turnpike solution rather than financing through a capital lease facility.

The following table is a reconciliation of free cash flow from net cash provided by operating and investing activities, which are the most directly comparable financial measures calculated in accordance with GAAP (in thousands):

	For the Year Ended September 30,
	2012	2011
Net cash (used in) provided by operating activities	$(906)	$4,408
Purchase of equipment and leasehold improvements	(2,012)	(4,161)
Purchase of RouteTracker hardware units leased to customers	(931)	—
Proceeds from the sale of fixed assets	2	12
Free cash flow	$(3,847)	$259

Working capital and free cash flow are non-GAAP financial measures that management uses to assess the Company's performance. Management believes working capital and free cash flow provide useful information to management and investors by presenting measurements of cash generated from operations that are available to fund operations, invest in product and infrastructure development and repay debt. Our calculations of working capital and free cash flow may not be comparable to similarly titled measures reported by other companies.

The Company believes that based on our current level of operations, cash flow from operations, existing funds, revolving line of credit and vendor terms will provide adequate cash to fund operating needs for the foreseeable future. If we do not generate anticipated cash flow levels, our predictions regarding cash needs may prove inaccurate, and we may require additional financing.

XRS Corporation Series B Preferred Stock prohibits payment of dividends to the holders of any other capital stock unless and until the Company has paid dividends accrued on the Series B Preferred Stock, which pays a cumulative dividend of 4.0 percent per annum of the original issue price (payable semi-annually). At the option of the Series B Preferred Stockholders, such dividends are payable in additional shares of Series B Preferred Stock or cash. In fiscal 2012 and 2011, the Company issued 81,227 and 84,216 shares, respectively, of Series B Preferred Stock for payment of accrued dividends.

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

The Company has determined that the fiscal 2011 and 2012 performance goals were not achieved. As a result, the value of the 809,993 shares of common stock that were to be issued each year were reclassified within shareholders' equity. In addition, the portion scheduled to be settled in cash of $51,000 and $68,000 for the fiscal years ended September 30, 2012 and 2011, respectively, were recorded as income and included in net interest and other expense.

Off-Balance Sheet Arrangements

None

Recently Issued Accounting Standards

See Note 1 in the Notes to Consolidated Financial Statements located in Part II, Item 8 of this Report.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and
Shareholders of XRS Corporation

We have audited the accompanying consolidated balance sheets of XRS Corporation (a Minnesota corporation) and subsidiary (the “Company”) as of September 30, 2012 and 2011, and the related consolidated statements of operations, comprehensive loss, changes in shareholders' equity and cash flows for the years then ended. Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of XRS Corporation and subsidiary as of September 30, 2012 and 2011, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Grant Thornton LLP

Minneapolis, Minnesota
December 17, 2012

XRS Corporation
Consolidated Balance Sheets

	September 30,
(In thousands)	2012	2011

ASSETS
Current assets
Cash and cash equivalents	$7,120	$12,407
Accounts receivable, less allowances of $314 at September 30, 2012
and $378 at September 30, 2011	7,835	8,556
Inventories	3,811	3,374
Deferred product costs	770	1,148
Prepaid expenses and other current assets	1,406	1,006
Total current assets	20,942	26,491
Equipment, leased equipment and leasehold improvements, net	7,313	9,155
Intangible assets, net	6,487	12,158
Goodwill	17,288	16,474
Deferred product costs, net of current portion	425	857
Other assets	351	690
Total assets	$52,806	$65,825
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Revolving line of credit	$2,300	$—
Current portion of debt obligations	—	1,746
Accounts payable	3,436	5,003
Accrued expenses	4,832	4,533
Deferred revenue	2,314	3,442
Total current liabilities	12,882	14,724
Debt obligations, net of current portion	—	1,386
Deferred revenue, net of current portion	1,077	1,874
Deferred tax liabilities	9	596
Other long-term liabilities	314	559
Total liabilities	14,282	19,139
Shareholders' equity
Preferred stock, no par, 50,000 shares authorized; 16,750 shares designated; shares issued and outstanding: 16,493 at September 30,
2012 and 16,426 at September 30, 2011	44,292	44,149
Common stock, par value $0.01 per share; 100,000 shares authorized;
shares issued and outstanding: 10,806 at September 30, 2012 and
10,681 at September 30, 2011	108	107
Contingent common stock earn-out	—	1,912
Additional paid-in capital	50,226	47,249
Accumulated deficit	(57,566)	(47,103)
Accumulated other comprehensive income	1,464	372
Total shareholders' equity	38,524	46,686
Total liabilities and shareholders' equity	$52,806	$65,825

The accompanying notes are an integral part of the consolidated financial statements.

XRS Corporation
Consolidated Statements of Operations

	For the Year Ended September 30,
(In thousands, except per share data)	2012	2011

Revenue
Software	$47,455	$45,800
Hardware systems	13,893	14,635
Services	1,741	2,596
Total revenue	63,089	63,031

Costs and expenses
Cost of goods sold	30,657	30,713
Selling, general and administrative	24,706	24,691
Research and development	14,798	11,119
Impairment of intangible asset	3,500	—
Total costs and expenses	73,661	66,523

Operating loss	(10,572)	(3,492)
Net interest and other expense	(264)	(214)

Loss before income taxes	(10,836)	(3,706)
Income tax benefit	(550)	(908)

Net loss	(10,286)	(2,798)

Preferred stock dividends	(227)	(216)
Preferred stock deemed dividends	50	40

Net loss to common shareholders	$(10,463)	$(2,974)

Net loss per common share:
Basic and diluted	$(0.97)	$(0.28)

Weighted average common and common share equivalents:
Basic and diluted	10,734	10,488

The accompanying notes are an integral part of the consolidated financial statements.

XRS Corporation
Consolidated Statements of Comprehensive Loss

	For the Year Ended September 30,
(In thousands)	2012	2011

Net loss	$(10,286)	$(2,798)

Foreign currency translation adjustments	1,092	(189)

Comprehensive loss	$(9,194)	$(2,987)

The accompanying notes are an integral part of the consolidated financial statements.

XRS Corporation
Consolidated Statements of Changes in Shareholders' Equity

	Preferred Stock		Common Stock		Contingent Common Stock Earn-Out	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income
(in thousands)	Shares	Amount	Shares	Amount					Total
Balance as of September 30, 2010	16,344	$43,980	9,816	$98	$6,452	$41,539	$(44,129)	$561	$48,501
Stock-based compensation	—	—	—	—	—	1,137	—	—	1,137
Issuance of common stock for share-based compensation awards	—	—	35	1	—	—	—	—	1
Issuance of common stock for settlement of contingent earn-out	—	—	810	8	(2,390)	2,382	—	—	—
Reversal of unearned common stock portion of contingent earn-out	—	—	—	—	(2,150)	2,150	—	—	—
Conversion of Series F Preferred Stock into common stock	(2)	(5)	2	—	—	5	—	—	—
Exercise of options	—	—	18	—	—	36	—	—	36
Preferred stock dividends	84	214	—	—	—	—	(216)	—	(2)
Preferred stock deemed dividends	—	(40)	—	—	—	—	40	—	—
Comprehensive loss	—	—	—	—	—	—	(2,798)	(189)	(2,987)
Balance as of September 30, 2011	16,426	44,149	10,681	107	1,912	47,249	(47,103)	372	46,686
Stock-based compensation	—	—	—	—	—	1,036	—	—	1,036
Issuance of common stock for share-based compensation awards	—	—	113	1	—	(1)	—	—	—
Reversal of unearned common stock portion of contingent earn-out	—	—	—	—	(1,912)	1,912	—	—	—
Conversion of Series F Preferred Stock into common stock	(14)	(30)	14	—	—	30	—	—	—
Preferred stock dividends	81	223	—	—	—	—	(227)	—	(4)
Preferred stock deemed dividends	—	(50)	—	—	—	—	50	—	—
Comprehensive loss	—	—	—	—	—	—	(10,286)	1,092	(9,194)
Balance as of September 30, 2012	16,493	$44,292	10,808	$108	$—	$50,226	$(57,566)	$1,464	$38,524

The accompanying notes are an integral part of the consolidated financial statements.

XRS Corporation
Consolidated Statements of Cash Flows

	For the Year Ended September 30,
(In thousands)	2012	2011

Operating activities
Net loss	$(10,286)	$(2,798)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	8,013	6,477
Impairment of intangible asset	3,500	—
Amortization of deferred financing costs	32	—
Deferred income taxes	(617)	(877)
Loss on sale or disposal of equipment and leased equipment	76	332
Stock-based compensation	1,036	1,137
Reversal of unearned cash portion of contingent earn-out liability	(51)	(68)
Changes in assets and liabilities:
Accounts receivable, net	1,298	2,829
Inventories, net	(437)	(275)
Deferred product costs	810	1,793
Prepaid expenses and other assets	(48)	(40)
Accounts payable	(1,787)	(222)
Accrued expenses and other liabilities	(519)	(538)
Deferred revenue	(1,926)	(3,342)
Net cash (used in) provided by operating activities	(906)	4,408

Investing activities
Purchase of equipment and leasehold improvements	(2,943)	(4,161)
Proceeds from the sale or disposal of equipment	2	12
Net cash used in investing activities	(2,941)	(4,149)

Financing activities
Revolving line of credit	2,300	—
Payments on debt obligations	(3,627)	(1,239)
Deferred financing costs	(97)	—
Proceeds from exercise of options	—	36
Net cash used in financing activities	(1,424)	(1,203)

Effects of exchange rate on cash	(16)	(23)

Decrease in cash and cash equivalents	(5,287)	(967)

Cash and cash equivalents
Beginning	12,407	13,374
Ending	$7,120	$12,407

The accompanying notes are an integral part of the consolidated financial statements.

Notes to the Consolidated Financial Statements

Note 1. Summary of Significant Accounting Policies
XRS Corporation, formerly Xata Corporation, and its wholly owned subsidiary, Turnpike Global Technologies, Inc. (collectively, XRS Corporation or the Company) delivers mobile compliance and fleet management software solutions to the commercial trucking industry to assist in maintaining regulatory compliance and controlling the operating costs associated with running a fleet. XRS Corporation is a leader in the commercial trucking industry's migration to mobile solutions for collecting and analyzing U.S. Department of Transportation (DOT) compliance data to make fleet related decisions on fuel usage, driver productivity, vehicle performance and safety

Basis of Presentation and Preparation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Turnpike Global Technologies, Inc. (Turnpike). Intercompany accounts and transactions have been eliminated. Certain other prior year balances have been reclassified to conform to the current year presentation. Such reclassifications did not affect total revenue, operating loss or net loss to common shareholders in the accompanying consolidated statements of operations.

The Company’s accompanying consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (GAAP) as set forth in the Financial Accounting Standards Board’s (FASB) Accounting Standards Codification (ASC) and consider the various staff accounting bulletins and other applicable guidance issued by the U.S. Securities and Exchange Commission (SEC). These accounting principles require the Company to make certain estimates, judgments and assumptions. The Company believes that the estimates, judgments and assumptions upon which it relies are reasonable based upon information available at the time these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the accompanying consolidated financial statements, as well as the reported amounts of revenues and expenses during the periods presented. To the extent there are material differences between these estimates, judgments or assumptions and actual results, the accompanying consolidated financial statements will be affected. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application. There are also areas in which management’s judgment in selecting among available alternatives would not produce a materially different result.

Revenue Recognition

The Company derives its revenue from sales of (i) software, which includes monthly subscriptions from the XataNet and Turnpike solutions, monthly fees from the MobileMax solution and activation fees; (ii) hardware systems, which includes hardware with embedded software and software that can be hosted by a customer, warranty and repair revenue; and (iii) services, which includes installation, implementation, training and professional services revenue.

The Company sells its solutions using two methods: direct sales and channel sales. The Company’s direct sales include sales of the Company’s solutions primarily to fleet operators and logistics providers. The Company’s channel sales are driven by Company personnel working in tandem with communication service providers to sell the Company’s Turnpike solution to a variety of fleet sizes and types.

The Company’s XataNet and MobileMax customers enter into multi-year agreements with automatic renewal features, however, in certain circumstances operate under month-to-month contracts. Historically, Turnpike customers have operated under month-to-month contracts, allowing them the ability to terminate the agreement upon providing 30-days notice.

The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collection is probable. A solution is considered delivered to the customer once it has been shipped and title and risk of loss has been transferred. For most of the Company’s hardware systems and services sales, these criteria are met at the time the hardware system is shipped and/or the services are provided. For the Company’s software subscriptions, these criteria are met over the term of the customer’s agreement, and therefore revenue is recognized accordingly.

The Company recognizes revenue from the sale of a hardware system, which includes embedded software essential to the functionality of the hardware system and software that can be hosted by the customer, a software subscription and certain services requested by the customer, in accordance with revenue recognition accounting guidance for arrangements with multiple deliverables. In addition, the Company recognizes revenue from sales of software and software-related components, as well as add-on product offerings bundled with a hardware system not essential to the functionality of the hardware system, in accordance with industry specific software accounting guidance. Finally, the Company recognizes revenue from sales of software components and nonsoftware components that function together to deliver the solution’s essential functionality in accordance with general revenue recognition accounting guidance.

Revenue Recognition for Arrangements with Multiple Deliverables

For multi-element arrangements including hardware systems, which include embedded software essential to the functionality of the hardware system, a software subscription and services requested by the customer, the Company allocates revenue to all deliverables based on their relative selling prices. In such circumstances, the Company uses a hierarchy to determine the selling price to be used for allocating revenue to deliverables: (i) vendor specific evidence (VSOE) of fair value, if available, (ii) third-party evidence (TPE) of selling price if VSOE is not available, and (iii) best estimate of the selling price (ESP) if neither VSOE nor TPE is available (a description as to how the Company determined VSOE, TPE and ESPs is provided below). The Company limits the amount of revenue recognized for delivered elements to an amount that is not contingent upon future delivery of additional products or services or the meeting of any specified performance conditions.

The Company has identified three deliverables in arrangements involving the sale of its XataNet, MobileMax and Turnpike solutions. The first deliverable is the hardware system, which includes embedded software that is essential to the functionality of the hardware system and software that can be hosted by the customer. The second deliverable is the software subscription, which covers hosting fees, continued support and communication charges for XataNet and MobileMax solutions. The final deliverable includes certain services that may be requested by the customer and are deemed essential to the functionality of the hardware, such as installation, implementation and/or training.

The Company has determined that each deliverable included in the sale of its XataNet solution has standalone value and the deliverables can be separated into multiple units of accounting. The Company has allocated revenue between the three deliverables using the relative selling price method based on the Company’s VSOE and ESPs. Amounts allocated to the delivered hardware system are recognized at the time of sale provided the other conditions for revenue recognition have been met. Amounts allocated to the software subscription are recognized on a straight-line basis over the term of the agreement with the customer. Finally, amounts allocated to services are recognized upon performance.

In response to changes in the Company's market strategy relative to the Turnpike solution, beginning in fiscal 2012, the Company concluded that the value provided by the Turnpike solution, relative to the optimization of its fleet operations, was derived from the use of the hardware system in conjunction with the software subscription. Therefore, the Company concluded that each deliverable included in the sale of its Turnpike solution, regardless of the method used to acquire the Turnpike hardware system, does not have standalone value, rather the deliverables must function together to have standalone value. Therefore, revenue generated from sale of this solution is recognized ratably over the term of the agreement.

Finally, the Company has determined that revenue generated from sale of its MobileMax solution should be recognized ratably over the term of the agreement as the deliverables must function together to have standalone value.

The Company’s process for determining its ESPs considers multiple factors that may vary depending upon the unique facts and circumstances related to each deliverable. Key factors considered by the Company in developing the ESPs include prices charged by the Company for similar offerings; historical pricing practices; pricing of competitive alternatives if they exist, adjusted for differences in product specifications; product-specific business objectives and the life cycle of the solution. The Company may modify its pricing practices in the future, which could result in changes to the determination of VSOE, TPE and ESPs. As a result, the Company’s future revenue recognition for multiple-element arrangements could differ materially from its results in the current period. ESPs are analyzed on an annual basis or more frequently if circumstances warrant.

Revenue Recognition for Software Products

The Company accounts for multiple-element arrangements that consist only of software or software-related products, including certain of the Company’s add-on product offerings, in accordance with industry specific accounting guidance for software and software-related transactions, ASC 985-605, Software – Revenue Recognition (ASC 985-605). Revenue generated from the sale of add-on product offerings is recognized ratably over the agreement as it is delivered to the customer.

Other Revenue Recognition Policies Applicable to Software and Nonsoftware Elements

Many of the Company’s customers engage the Company to perform installation, implementation, training and professional services. In certain instances, services revenues are accounted for separately from software revenues because they qualify as services transactions as defined in ASC 985-605. The significant factors considered in determining whether the revenues should be accounted for separately include the nature of services (i.e. consideration of whether the services are essential to the functionality of the hardware system or software subscription), degree of risk, availability of services from other vendors, timing of payments and impact of milestones. Revenues generated from services are recognized after the services are performed. If there is a significant uncertainty about the project completion or receipt of payment for the services performed, revenues are deferred until the uncertainty is sufficiently resolved.

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

Research and Development

The Company conducts research and development (R&D) activities, which consist primarily of the development of new solutions or addition of functionality to existing solutions in an effort to meet our customers’ current and anticipated future needs. R&D costs are expensed as incurred. R&D expenditures during fiscal 2012 and 2011 were $14.8 million and $11.1 million, respectively.

Advertising Costs

Advertising costs consist of a combination of integrated marketing activities, including email marketing, media relations, social media and trade shows, along with web-based campaigns, to gain exposure and build awareness. Advertising costs, which are expensed as incurred and included in selling, general and administrative expenses in the accompanying consolidated statements of operations, were $1.6 million and $1.3 million in fiscal 2012 and 2011, respectively.

Stock-Based Compensation

The Company accounts for stock-based employee compensation plans on a fair value basis in accordance with the provisions of ASC 718, Compensation – Stock Compensation (ASC 718). The estimated grant date fair value of each option award is recognized in the accompanying consolidated statements of operations on a straight-line basis over the requisite service period (generally the vesting period). The estimated fair value of each option award is calculated using the Black-Scholes option-pricing model. From time to time, the Company has elected to modify the terms of the original grant. These modified grants are accounted for as a new award and measured using the fair value method, resulting in the inclusion of additional compensation expense. Restricted stock awards and restricted stock units are recorded as compensation cost on a straight-line basis over the requisite service periods based on the market value on the date of grant.

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

Potentially dilutive securities representing approximately 16.5 million shares of common stock outstanding for the fiscal years ended September 30, 2012 and 2011 were excluded from the computation of diluted earnings per share because their effect would have been antidilutive.

Cash Equivalents

All highly liquid investments with original maturities of three months or less when purchased are classified as cash equivalents.

Allowance for Doubtful Accounts

Accounts receivable are stated at amounts net of an allowance for doubtful accounts. The Company grants credit to customers in the normal course of business based on an evaluation of a customer’s financial condition, and amounts are typically due within 30 days. Balances outstanding for a period longer than contractual payment terms are considered past due. Estimates used in determining the allowance for doubtful accounts are based on historical collection experience, current trends, aging of accounts receivable and periodic credit evaluations of the customers’ financial condition. The Company reserves for accounts receivable when they are determined to be uncollectible by increasing the allowance for doubtful accounts and bad debt expense, which is included in selling, general and administrative expense in the accompanying consolidated statements of operations. Payments subsequently received, or otherwise determined to be collectible, are treated as recoveries that reduce bad debt expense.

Concentration of Credit Risk

Financial instruments potentially subject to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company’s cash and cash equivalents may, at times, exceed Federal Deposit Insurance Corporation insurance limits. The Company has not experienced any losses in such accounts.

The majority of the Company’s accounts receivable is due from companies with fleet trucking operations in a variety of industries. In general, the Company does not require collateral or other security to secure accounts receivable. The risk with respect to accounts receivable is mitigated by credit evaluations performed on customers, the short duration of payment terms for the majority of the Company’s customer contracts and by the industry diversity within the customer base. As of September 30, 2012, one customer’s receivable balance was 12.6 percent of total net receivable balances. As of September 30, 2011, no single customer's receivable balance exceeded 10.0 percent of total net receivable balances.

Major Customers

The Company sells to all sizes of fleets, however may be dependent upon a few major customers each year whose volume of purchases is significantly greater than that of other customers. During fiscal 2012 and 2011, no single customer accounted for 10.0 percent or more of the Company’s total revenues. Although the Company has experienced growth in its customer base, it is still dependent on present customers’ continued recurring software subscription revenue.

Inventories

Inventories are stated at the lower of cost, computed using the average cost method, which approximates the first-in, first-out method, or market. Inventories are comprised of various components and finished goods.

Equipment, Leased Equipment and Leasehold Improvements

Purchased equipment and equipment under capital lease are stated at historical cost. Depreciation is computed on a straight-line basis based on the following estimated useful lives:

Years
Engineering and SaaS equipment	3 to 5
Office furniture and equipment	3 to 5
RouteTracker assets	2 to 3
Leasehold improvements	1 to 4

Significant improvements that extend the lives of assets are capitalized. Costs for repairs and maintenance are charged to expense as incurred. When an asset is retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts, and any related gains or losses are included in the same financial statement line item as the related depreciation expense had been previously recorded.

The Company evaluates the recoverability of long-lived assets in accordance with ASC 360-10, Property, Plant, and Equipment – Overall (ASC 360-10), when events or changes in circumstances occur that indicate that the carrying value of the asset or asset group may not be recoverable. The assessment of possible impairment is based on the Company’s ability to recover the carrying value of the asset or asset group from the expected future pretax cash flows (undiscounted and without interest charges) of the related operations. If these cash flows are less than the carrying value of the asset or asset group, an impairment loss is recognized for the difference between estimated fair value and carrying value. The measurement of impairment requires the Company to estimate future cash flows and the fair value of long-lived assets.

Capitalized Development Costs

Product development costs that do not meet the capitalization criteria of ASC 350-40-35, Internal-Use Computer Software Marketed Costs (ASC 350-40-35), are charged to research and development expense as incurred. The Company capitalizes eligible costs under ASC 350-40-35 that are incurred subsequent to the preliminary project stage. Amortization is computed using the ratio of current units of the product sold to the total of current units sold and anticipated future unit sales.

As of September 30, 2012 and 2011, there were $0.3 million and $0.4 million of capitalized product development costs net of accumulated depreciation, respectively, included in other assets in the accompanying consolidated balance sheets. Amortization of capitalized product development costs of $76,000 and $18,000 was recorded as a cost of goods sold in the accompanying consolidated statements of operations for fiscal 2012 and 2011, respectively.

Goodwill and Identifiable Intangible Assets

As of September 30, 2012, the carrying value of the Company’s goodwill and identifiable intangible assets was $23.8 million and represented 45.0 percent of total assets. If the Company experiences revenue declines, continuing operating losses or does not meet operating forecasts, the Company may be subject to future impairments. Additionally, changes in assumptions regarding the future performance of the Company’s business or significant declines in the stock price or the market as a whole could result in additional impairment indicators. Because of the significance of the Company’s goodwill and identifiable intangible assets, any future impairment of these assets could have a material and adverse effect on the Company’s financial results.

Goodwill

Goodwill represents the excess of the cost of acquired businesses over the fair value of identifiable tangible net assets and identifiable intangible assets purchased, in accordance with ASC 350-20, Intangibles – Goodwill and Others (ASC 350-20).

In accordance with ASC 350-20, Goodwill is tested at least annually for impairment and is tested for impairment more frequently if events or changes in circumstances indicate the asset might be impaired. The impairment test is performed using a two-step process. In the first step, the fair value of the reporting unit is compared with the carrying amount of the reporting unit, including goodwill. If the estimated fair value is less than the carrying amount of the reporting unit, an indicator of goodwill impairment exists, and the second step must be completed in order to determine the amount of the goodwill impairment, if any, that should be recorded. In the second step, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation.

The fair value of the Company’s single reporting unit was determined using a review of our market capitalization and a discounted cash flow analysis. Use of the market capitalization approach consisted of a comparison of the value of the ownership interest that the shareholders maintain in the Company to the recorded value of equity.

In developing the discounted cash flow analysis, assumptions about future revenues and expenses, capital expenditures and changes in working capital are based on the annual operating plan and long-term business plan for the Company’s single reporting unit. These plans take into consideration numerous factors including historical experience, anticipated future economic conditions, changes in raw material prices and growth expectations for the industries and end markets in which XRS Corporation participates. These assumptions are determined over a five-year long-term planning period. Revenues and operating profit beyond fiscal 2017 are projected to grow at a perpetual growth rate of 3.0 percent. Discount rate assumptions considered the Company’s assessment of risks inherent in the future cash flows of the reporting unit and its weighted average cost of capital. A discount rate of 16.5 percent was used in determining the discounted cash flows in the fair value analysis. Actual results may differ from those used in our valuations.

The Company completed its annual impairment test on the first day of the fourth quarter of fiscal 2012 and concluded no impairment existed.

Identifiable Intangible Assets

The Company’s identifiable intangible assets include customer and reseller relationships, acquired technology and a trademark. The Company amortizes its identifiable intangibles with finite lives on a straight-line basis over their expected lives.

In accordance with ASC 360-10, identifiable intangible assets that are subject to amortization are evaluated for impairment whenever events or changes in circumstances occur that indicate that the carrying value of the asset or asset group may not be recoverable. An impairment loss is recognized whenever events or changes in circumstances indicate the carrying amount of an asset is not recoverable. Recoverability of these assets is measured by comparison of their carrying amounts to future undiscounted cash flows the assets are expected to generate. If certain identifiable intangibles are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the assets exceeds their fair market value as determined using an income approach. The inputs used in the income approach include the use of Level 2 (discount rate) and Level 3 (forecasted cash flows) inputs as discussed in the fair value hierarchy below.

The Company reviewed its definite-lived intangible assets for impairment during the third quarter of fiscal 2012. As a result, the Company recorded an impairment charge of $3.5 million in the third quarter of fiscal 2012. The impairment charge was driven by a decline in the estimated fair value of acquired customer contracts originally recorded in conjunction with the acquisition of Geologic Solutions, Inc. (Geologic) as a result of reductions in expected future cash flows. The fair value for the acquired customer contracts for which the carrying amount was not deemed to be recoverable was determined using the future discounted cash flows the assets were expected to generate. The impairment charge is reflected as a separate line item in the accompanying consolidated statements of operations and cash flows.

Warranties

The Company provides warranty on its solutions. Liability under the warranty policies is based upon a review of the number of units sold, historical and anticipated claim experience and cost per claim. Adjustments are made to accruals for warranties as claim data and historical experience warrant.

As of September 30, 2012 and 2011, the Company had accruals for warranties of $0.9 million and $0.8 million respectively. These amounts are included in accrued expenses in the accompanying consolidated balance sheets.

Fair Value

The Company performs fair value measurements in accordance with the guidance provided by ASC 820, Fair Value Measurements and Disclosures (ASC 820). ASC 820 defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities which are required to be recorded at fair value the Company considers the principal or most advantageous market in which the Company would transact and considers assumptions that market participants would use when pricing the assets or liabilities, such as inherent risk, transfer restrictions and risk of nonperformance.

ASC 820 establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. An asset or liability’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. ASC 820 establishes three levels of inputs that may be used to measure fair value:

Level 1 — Quoted prices for identical assets or liabilities in active markets;

Level 2 — Inputs other than Level 1 that are directly or indirectly observable in the marketplace; or

Level 3 — Unobservable inputs which are supported by little or no market activity and that are significant to the fair values of the assets or liabilities.

Income Taxes

The Company accounts for income taxes in accordance with the guidance provided by ASC 740-10, Income Taxes – Overall (ASC 740-10). ASC 740-10 requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of differences between the carrying amounts of assets and liabilities and their respective tax basis using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the consolidated statements of operations in the period when the change is enacted. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Changes in valuation allowances from period to period are included in income tax benefit in the accompanying consolidated statements of operations in the period of change.

The Company recognizes the effect of income tax positions only if those positions are more likely than not to be sustained. Recognized income tax positions are measured at the largest amount that is greater than 50 percent likely of being realized. Changes in recognition or measurement are reflected in income tax benefit in the accompanying consolidated statements of operations in the period in which the change in judgment occurs. Interest and penalties related to income tax matters are recognized in net interest and other expense and income tax benefit, respectively, in the accompanying consolidated statements of operations.

Segment Reporting

The Company operates as a single reportable segment. Factors used to identify the single operating segment include the financial information available for evaluation by the chief operating decision maker in making decisions about how to allocate resources and assess performance.

The Company’s Canadian subsidiary accounted for 3.7 percent of the Company’s total revenue for fiscal 2012 and 2011. The Company’s Canadian subsidiary had $17.4 million of long-lived assets as of both September 30, 2012 and 2011.

Foreign Currency Translation

The financial statements of Turnpike, the Company's subsidiary located outside of the U.S., are measured using the local currency as the functional currency. Assets and liabilities of this subsidiary are translated at the rates of exchange as of the balance sheet date. Income and expense items are translated using the average exchange rates during the period. The resultant foreign currency translation adjustments are included the accompanying consolidated statements of comprehensive loss.

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

The amendments in this ASU are effective for fiscal years or interim periods within those years, beginning after December 15, 2011. The Company adopted ASU 2011-04 in fiscal 2012, with no material impact on its financial position or results of operations.

Presentation of Comprehensive Income: In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income (ASU 2011-05), which amended its guidance on the presentation of comprehensive income in financial statements to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items that are recorded in other comprehensive income. The new accounting guidance requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements.

In December 2011, the FASB issued ASU 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU 2011-05 (ASU 2011-12), which served to defer the presentation of reclassification adjustments out of accumulated other comprehensive income required by ASU 2011-05.

The provisions of the new guidance noted above are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company adopted ASU 2011-05 and ASU 2011-12 retrospectively in fiscal 2012, with no material impact on its financial position or results of operations.

Note 2. Impairment and Business Realignment Charges

In fiscal 2012, the Company incurred a total of $6.0 million in impairment and business realignment charges related to the transition to mobile-based platforms. The business realignment involved the elimination of 29 positions.

The following table summarizes the impairment and business realignment charges recorded in the accompanying consolidated statements of operations for fiscal 2012 (in thousands):

Included in cost of goods sold:
Write-off of excess and obsolete inventory	$836
Accelerated depreciation of RouteTracker assets	404
Inventory purchase commitment termination costs	398
Included in selling, general and administrative expenses:
Employee separation costs	781
Included in research and development expenses:
Employee separation costs	80
Impairment of intangible asset	3,500
Total business realignment costs	$5,999

Business realignment accrual activity included in the accompanying consolidated balance sheets was as follows for fiscal 2012 (in thousands):

Balance as of September 30, 2011	$—
Costs incurred	1,259
Cash payments and other	(759)
Balance as of September 30, 2012	$500

Note 3. Revenue and Cost of Goods Sold Information

Revenue and cost of goods sold recorded in the accompanying consolidated statements of operations consist of (in thousands):

	For the Year Ended September 30,
	2012	2011
Revenue:
Software	$47,455	$45,800
Hardware systems	13,893	14,635
Services	1,741	2,596
Total revenue	$63,089	$63,031

	For the Year Ended September 30,
	2012	2011
Cost of goods sold:
Software	$13,043	$11,575
Hardware systems	15,287	15,774
Services	2,327	3,385
Other	—	(21)
Total cost of goods sold	$30,657	$30,713

Software revenue includes monthly subscriptions from the XataNet and Turnpike solutions, embedded leasing charges on the Turnpike solution (where the customer selected the no upfront hardware cost option), monthly fees from the MobileMax solution and activation fees. Hardware systems revenue includes hardware with embedded software and, for the XataNet solution, software that can be hosted by the customer, warranty and repair revenue. Services revenue includes installation, implementation, training and professional services revenue.

Cost of software consists of communication costs, hosting costs, depreciation of Turnpike RouteTracker units (where the customer selected the no upfront hardware cost option) and direct personnel costs related to network infrastructure, as well as Turnpike technical support. Cost of hardware systems consists of direct product costs, warranty costs and product repair costs, as well as direct personnel costs related to XataNet and MobileMax technical support. Cost of services consists of third-party vendor costs and direct costs related to services personnel.

Note 4. Supplemental Cash Flow and Non-Cash Information
The following table summarizes supplemental cash flow and non-cash information (in thousands):

	For the Year Ended September 30,
	2012	2011
Cash flow disclosures:
Cash paid for interest	$377	$265
Cash paid for income taxes	51	—
Non-cash investing and financing activities:
RouteTracker assets acquired under capital lease obligation	546	3,048
Assets acquired with other long-term debt obligations	—	68
Preferred stock deemed dividends	(50)	(40)
Preferred stock dividends	227	216
Preferred stock dividends paid	223	214
Conversion of Series F Preferred Stock into common stock	30	5
Issuance of common stock for settlement of contingent earn-out	—	2,390
Reversal of unearned common stock portion of contingent earn-out	1,912	2,150

Note 5. Equipment, Leased Equipment and Leasehold Improvements

Equipment, leased equipment and leasehold improvements consist of (in thousands):

	September 30,
	2012	2011
Engineering and SaaS equipment	$11,434	$8,888
Office furniture and equipment	900	844
RouteTracker assets	7,089	5,435
Leasehold improvements	2,678	2,600
Assets not placed in service	102	973
	22,203	18,740
Accumulated depreciation	(14,890)	(9,585)
Equipment, leased equipment and leasehold improvements, net	$7,313	$9,155

Depreciation recorded in the accompanying consolidated statements of operations consists of (in thousands):

	For the Year Ended September 30,
	2012	2011
Depreciation recorded in:
Cost of goods sold	$3,484	$2,371
Selling, general and administrative expense	1,663	1,345
Research and development expense	328	17
Total depreciation of equipment, leased equipment and leasehold improvements	$5,475	$3,733

The total amount of assets under capital lease and held by the Company included in equipment and leased equipment was $31,000 and $5.6 million as of September 30, 2012 and 2011, respectively. Related accumulated depreciation for these assets was $24,000 and $2.6 million as of September 30, 2012 and 2011, respectively.

Note 6: Goodwill and Identifiable Intangible Assets
The following table summarizes the changes in goodwill for fiscal 2012 and 2011 (in thousands):

Balance as of September 30, 2010	$16,222
Adjustment to goodwill from acquisition of Turnpike	413
Foreign currency translation adjustment	(161)
Balance as of September 30, 2011	16,474
Foreign currency translation adjustment	814
Balance as of September 30, 2012	$17,288

The line item entitled “Adjustment to goodwill from acquisition of Turnpike” represents the effect of an immaterial error corrected in fiscal 2011 related to the previous accounting treatment for the acquisition. The correction resulted in a decrease in deferred tax liabilities with a corresponding decrease in goodwill that was reflected as of the date of the acquisition.

Identifiable intangible assets subject to amortization were as follows as of September 30, 2012 (in thousands):

	Weighted Average Life (Years)	Cost	Accumulated Amortization	Foreign Currency Translation Adjustment	Impairment Charge	Net
Acquired customer contracts	7.8	$14,900	$(8,327)	$97	$(3,500)	$3,170
Acquired technology	7	2,700	(1,151)	193	—	1,742
Reseller relationships	6	1,500	(746)	104	—	858
Trademark	10	900	(268)	68	—	700
Other identifiable intangibles	7	49	(32)	—	—	17
Total	7.7	$20,049	$(10,524)	$462	$(3,500)	$6,487

Identifiable intangible assets subject to amortization were as follows as of September 30, 2011 (in thousands):

	Weighted Average Life (Years)	Cost	Accumulated Amortization	Foreign Currency Translation Adjustment	Impairment Charge	Net
Acquired customer contracts	7.8	$14,900	$(6,637)	$39	$—	$8,302
Acquired technology	7	2,700	(744)	70	—	2,026
Reseller relationships	6	1,500	(482)	41	—	1,059
Trademark	10	900	(174)	22	—	748
Other identifiable intangibles	7	49	(26)	—	—	23
Total	7.7	$20,049	$(8,063)	$172	$—	$12,158

Amortization recorded in the accompanying consolidated statements of operations consists of (in thousands):

	For the Year Ended September 30,
	2012	2011
Amortization recorded in:
Cost of goods sold	$407	$415
Selling, general and administrative expense	2,055	2,311
Total amortization of definite-lived intangible assets	$2,462	$2,726

Future amortization expense as of September 30, 2012 is expected to be as follows (in thousands):

Years ending September 30,
2013	1,758
2014	1,758
2015	1,753
2016	840
2017	167
Thereafter	211
Total	$6,487

Note 7. Financing Arrangements
Debt obligations consist of the following (in thousands):

	September 30,
	2012	2011
Revolving line of credit	$2,300	—
Capitalized leases	—	3,016
Other long-term debt obligations	—	68
Contingent earn-out liability	—	48
Total debt obligations	2,300	3,132
Less current portion of debt obligations and revolving line of credit	(2,300)	(1,746)
Total debt obligations, net of current portion	—	$1,386

In connection with the acquisition of Turnpike in fiscal 2009, the Company acquired a Master Lease Agreement with Buffalo City Center Leasing, LLC (BCCL), effective October 1, 2007, for financing of Turnpike RouteTracker hardware units. Leases under the Master Lease Agreement had a term of twenty-seven months and effective interest rates of between 16.1 percent and 16.5 percent, with monthly payments including principal and interest. The Master Lease Agreement expired on October 4, 2010. The Company entered into the First Amendment to the Master Lease Agreement on January 7, 2011, which extended the term of the Master Lease Agreement through the end of the lease term of Turnpike RouteTracker hardware units leased under the Master Lease Agreement.

Effective June 17, 2011, the Company entered into a second Master Lease Agreement with BCCL for the financing of additional Turnpike RouteTracker hardware units. Leases under the second Master Lease Agreement had a term of twenty-one months and effective interest rates of between 10.3 percent and 15.0 percent with monthly payments including principal and interest. The second Master Lease Agreement was effective through the end of the lease term of any Turnpike RouteTracker hardware units leased under the Master Lease Agreement.

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

The Loan and Security Agreement contains customary representations, warranties, covenants and events of default including, without limitation, covenants restricting the Company’s ability to incur indebtedness and liens, to declare and pay cash dividends and to merge or consolidate with another entity, and also contains a lockbox arrangement and subjective acceleration clause. The Loan and Security Agreement also includes financial covenants requiring the Company to maintain a minimum tangible net worth and adjusted quick ratio. The Company was in compliance with these covenants as of September 30, 2012.

Note 8. Stock-Based Compensation

In February 2007, the Company adopted the 2007 Long Term Incentive and Stock Option Plan (the 2007 Plan). The 2007 Plan permits the granting of incentive stock options meeting the requirements of Section 422 of the Internal Revenue Code of 1986, as amended, and nonqualified options that do not meet the requirements of Section 422. Stock appreciation rights, restricted stock awards and restricted stock units may also be granted under the 2007 Plan. A total of 500,000 shares of the Company’s common stock were originally reserved for issuance pursuant to equity awards under the 2007 Plan. Subsequently, 1,000,000 shares were approved for addition to the 2007 Plan at the 2010 Annual Shareholders Meeting. The 2007 Plan also has an evergreen provision in which the maximum number of shares that may be issued under the 2007 Plan shall be cumulatively increased on January 1, 2008 and on each January 1 thereafter for nine years by the lesser of (i) 500,000 common shares, (ii) 3.0 percent of the Company’s outstanding common shares, on an as-converted basis, as of the preceding December 31 and (iii) a number of common shares determined by the Board of Directors or Compensation Committee. The Company has 1,107,725 shares authorized and available for future equity awards as of September 30, 2012.

Stock Options

The Company accounts for stock-based employee compensation plans under the provisions of ASC 718, which requires the measurement and recognition of compensation expense for all stock-based payment awards to employees and directors based on estimated fair values.

On December 19, 2008, pursuant to and in accordance with the recommendation of the Compensation Committee of the Board of Directors of the Company, the Company extended the expiration date of all employee stock options previously issued under the 2007 Long-Term Incentive and Stock Option Plan from five years to ten years. No changes were made to any other terms of the stock options, and the exercise prices remained the same. The total impact of this modification was that an additional $75,000 of compensation cost was recognized ratably over the remaining vesting periods of the modified options.

Generally, the options that are granted under the 2007 Plan are exercisable for a period of ten years from the date of grant and vest over a period of up to three years from the date of grant. The following table summarizes information related to stock option grants in fiscal 2012 and 2011 (number of shares in thousands):

	For the Year Ended September 30,
	2012	2011
Number of shares granted	763	940
Weighted-average grant date fair value	$0.55	$1.17

The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model using the following weighted-average assumptions for grants in fiscal 2012 and 2011.

	For the Year Ended September 30,
	2012	2011
Risk-free interest rate	1.34%	2.68%
Expected stock price volatility	41.51%	41.33%
Expected lives (in years)	5.9	5.9
Expected dividend yield	—	—

The Company estimates the volatility of the common stock at the date of grant based on a historical volatility rate, consistent with ASC 718. The decision to use historical volatility was based upon the lack of traded common stock options. In addition, the expected term is estimated consistent with the simplified method, as identified in ASC 718, for share-based awards granted during fiscal 2012 and 2011. The simplified method calculates the expected term as the average of the vesting and contractual terms of the award. The risk-free interest rate assumption is based on observed interest rates appropriate for the term of the options. The Company uses historical data to estimate prevesting option forfeitures and records share-based compensation expense only for those awards that are expected to vest. The fair value of options is amortized over the vesting period of the awards utilizing a straight-line method.

The following tables summarizes information relating to stock option activity for fiscal 2012 (in thousands, except per share data):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Options outstanding at September 30, 2011	2,482	$3.26	7.6
Granted	763	1.34
Expired	(689)	3.36
Forfeited	(477)	2.24
Options outstanding at September 30, 2012	2,079	$2.75	7.3	$—
Options exercisable at September 30, 2012	1,196	$3.40	6.2	$—
Options expected to vest after September 30, 2012	883	$1.88	8.9	$—

The weighted average exercise price of stock options granted during fiscal 2011 was $2.69. Total intrinsic value of options exercised in fiscal 2011 was $12,000; there were no options exercised in fiscal 2012. Aggregate intrinsic value represents the Company’s closing stock price on the last trading day of the fiscal period in excess of the exercise prices multiplied by the number of options outstanding, exercisable or expected to vest. The Company’s options had maintained no intrinsic value at September 30, 2012 as the stock price on the last trading day of the fiscal period was equal to or lower than the exercise prices of all options outstanding, exercisable and expected to vest at September 30, 2012.

Information regarding options outstanding and exercisable as of September 30, 2012 is as follows (in thousands, except per share data):

	Options Outstanding			Options Exercisable
Range of exercise price	Number of Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
$1.20 - $1.85	646	9.3	$1.35	73	9.3	$1.35
2.00 - 2.99	973	7.3	2.66	669	6.9	2.57
3.00 - 3.94	87	6.7	3.31	81	6.6	3.32
4.33 - 4.88	35	3.9	4.64	35	3.9	4.64
5.03 - 5.40	338	4.0	5.36	338	4.0	5.36
	2,079	7.3	$2.75	1,196	6.2	$3.40

As of September 30, 2012, there was $0.3 million of total unrecognized compensation costs related to stock option awards. The Company will recognize this cost over the remaining vesting periods of these options. The weighted average period over which the costs will be recognized is 1.7 years.

Restricted Stock Awards

The Company grants restricted shares of common stock as part of its long-term incentive compensation to employees and directors. Fair market values of restricted stock awards are determined based on the closing market price on the date of grant. Restricted stock awards vest over a period of up to three years, and stock may be sold once vested. Restricted stock awards granted to directors vest immediately.

The following table summarizes information relating to restricted stock activity for fiscal 2012 (in thousands, except per share data):

	Number of Shares	Weighted Average Grant Date Fair Value
Restricted stock unvested and outstanding at September 30, 2011	8	$5.40
Granted	35	1.33
Vested	(43)	2.06
Restricted stock unvested and outstanding at September 30, 2012	—	$—

The weighted average grant date fair value of restricted stock awards granted during fiscal 2011 was $2.85. The total fair value of shares vested during fiscal years 2012 and 2011 was $55,000 and $0.3 million, respectively.

As of September 30, 2012, there were no unrecognized compensation costs related to restricted stock awards.

Restricted Stock Units

The Company grants restricted units of common stock as part of its long-term incentive compensation to employees. Restricted stock units vest over a period of three years. Restricted stock units entitle employees, once vested and settled, to receive shares of the Company’s common stock. Settlement occurs after the earliest of the following to occur: (i) five years from the date of issuance, (ii) termination of employment or (iii) a change in control (as defined in the Restricted Stock Unit Award Agreements). The fair value of restricted stock units is determined based on the closing market price of the Company’s stock on the date of grant.

The following table summarizes information relating to restricted stock unit activity for fiscal 2012 (in thousands, except per unit data):

	Number of Units	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Restricted stock units outstanding at September 30, 2011	387	$2.59
Granted	282	1.34
Settled	(77)	2.42
Forfeited	(166)	2.18
Restricted stock units outstanding at September 30, 2012	426	$1.95	$243
Restricted stock units vested and unsettled at September 30, 2012	95	$2.61	$54
Restricted stock units expected to vest after September 30, 2012	331	$1.76	$189

Aggregate intrinsic value represents the Company’s closing stock price on the last trading day of the fiscal period multiplied by the number of restricted stock units outstanding, vested and unsettled or expected to vest.

In fiscal 2012, 84,000 units vested but remained unsettled. The total fair value of restricted stock units vested during fiscal years 2012 and 2011 was $0.2 million and $32,000, respectively. As of September 30, 2012, there were $0.3 million of total unrecognized compensation costs related to restricted stock units. The Company will recognize these costs over the remaining vesting periods of these units. The weighted average period over which the costs will be recognized is 1.7 years.

Common Stock Warrants

The Company has issued warrants for the purchase of common stock to consultants, placement agents and in connection with the sale of preferred stock. Compensation expense associated with the warrants has not been material and has been recorded as expense at the fair value of the warrants.

The following table summarizes information relating to common stock warrant activity for fiscal 2012 (in thousands, except per warrant data):

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)
Common stock warrants outstanding at September 30, 2011	4,772	$3.13	4.3
Expired	(410)
Common stock warrants outstanding at September 30, 2012	4,362	$3.05	3.6

Note 9. Fair Value

The Company had money market fund assets carried at fair value as of September 30, 2012. The Company also had a contingent earn-out liability to non-accredited U.S. shareholders carried at fair value as of September 30, 2011. There were no material transfers between levels during fiscal 2012 and 2011. The following paragraphs provide additional information regarding the valuation of these balances as of September 30, 2012 and 2011.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis as of September 30, 2012 and 2011 were as follows.

Money Market Funds

The Company maintained money market funds, included in cash and cash equivalents in the accompanying consolidated balance sheets, of $8.4 million and $11.0 million as of September 30, 2012 and 2011, respectively. The valuation techniques used to measure the fair value of the Company’s money market funds, classified as Level 1, were derived from quoted market prices as substantially all of these instruments have maturity dates (if any) within three months from the date of purchase, and active markets for these instruments exist.

Contingent Earn-Out Liability

The Company recorded a contingent earn-out liability, which was included in the current portion of debt obligations in the accompanying consolidated balance sheets, of $0 and $48,000 as of September 30, 2012 and 2011, respectively. The Company’s valuation techniques used to measure the fair value of the contingent earn-out, classified as Level 2, were based on the stock price on the date of the TGT acquisition and the estimated probability of earn-out target achievements using an income approach. The following table summarizes the change in the value of the contingent earn-out liability for fiscal 2012 (in thousands):

Balance as of September 30, 2011	$48
Interest accrued on remaining contingent earn-out liability	3
Reversal of unearned cash portion of fiscal 2012 contingent earn-out liability	(51)
Balance as of September 30, 2012	$—

See Note 11, Shareholders' Equity, for more information on the contingent earn-out liability.

Assets Measured at Fair Value on a Non-Recurring Basis

Assets measured at fair value on a non-recurring basis during the indicated periods and the related recognized losses for the periods were as follows.

Definite-Lived Intangible Assets

In the third quarter of fiscal 2012, the Company recorded an impairment charge of $3.5 million to reduce the carrying value of acquired customer contracts originally recorded in conjunction with the 2008 acquisition of Geologic to fair value. The Company’s assessment of definite-lived intangible assets for impairment includes the use of Level 2 (discount rate) and Level 3 (forecasted cash flows) inputs. The following table summarizes the change in the net balance of the aforementioned acquired customer contracts for fiscal 2012, classified as Level 3 and included in intangible assets in the accompanying consolidated balance sheets (in thousands):

Balance as of September 30, 2011	$7,313
Amortization	(1,444)
Impairment charge	(3,500)
Balance as of September 30, 2012	$2,369

See Note 1, Summary of Significant Accounting Policies, for more information on the application of fair value methodology to measure definite-lived intangible assets.

Note 10. Commitments and Contingencies

Operating Lease Commitments

The Company leases its offices, warehouse and certain office equipment under noncancelable operating leases, which generally have escalating rentals over the term of each lease. The facility leases require that the Company pay a portion of the real estate taxes, maintenance, utilities and insurance (collectively, common area costs).

Future minimum lease commitments under these noncancelable operating leases, excluding common area costs, as of September 30, 2012 are as follows (in thousands):

Years ending September 30,
2013	$680
2014	652
2015	238
2016	56
Total	$1,626

Rental expense, including common area costs, was $1.0 million and $1.2 million for the fiscal years ended September 30, 2012 and 2011, respectively.

Retirement Plans

The Company offers a 401(k) plan covering substantially all U.S. employees. In fiscal 2012, the Company instituted a registered retirement savings plan covering substantially all Canadian employees. Both plans are operated on a calendar year basis. For both the U.S. and Canadian plans, the Company provides an employer matching contribution equal to 50.0 percent of an employee’s contribution for employee deferrals of up to 6.0 percent of their compensation. Matching contributions totaled $0.4 million for both fiscal 2012 and 2011.

Purchase Commitments

From time to time in the ordinary course of the business the Company enters into purchase commitments for inventory, third-party software licenses, etc. The Company evaluates these commitments on a quarterly basis to evaluate whether all commitments made will be realized in the ordinary course of business given the terms of the commitment and whether any event has occurred that has impaired such commitment.

In the third quarter of fiscal 2012 in conjunction with a business realignment, the Company determined that certain inventory purchase commitments with remaining terms of less than one year would not be realized. Refer to Note 2, Impairment and Business Realignment, for discussion of costs recognized. As of September 30, 2012, $0.1 million was recorded in accrued expenses in the accompanying consolidated balance sheets for remaining estimated costs to terminate these inventory purchase commitments.

As of September 30, 2012, the Company believes that all purchase commitments made will be achieved over the terms established except as disclosed above. As of September 30, 2012, the Company had no unconditional purchase obligations with remaining terms in excess of one year.

Legal

The Company is subject of various pending or threatened legal actions and proceedings, including those that arise in the ordinary course of our business. Such matters are subject to many uncertainties and to outcomes that are not predictable with assurance and that may not be known for extended periods of time. The Company records a liability in its consolidated financial statements for costs related to claims, including settlements and judgments, where the Company have assessed that a loss is probable and an amount can be reasonably estimated.

On April 20, 2011, PJC Logistics, LLC (the plaintiff) named Xata Corporation (now XRS Corporation) (collectively the parties) as a defendant in a lawsuit in the U.S. District Court, Northern District of Texas. The plaintiff alleges XRS Corporation created and sold electronic position-based fleet management and tracking systems that infringe on the plaintiff's patents. Previously, the plaintiff had named 241 trucking companies in various lawsuits across the U.S. alleging the companies used the systems complained of by the plaintiff. Some of these companies are, or were, customers of XRS Corporation, and the Company is obligated to defend the cases under the indemnification sections of customer contracts. XRS Corporation filed a declaratory judgment lawsuit against the plaintiff in the U.S. District Court of Minnesota alleging plaintiff's patent was invalid and not infringed. XRS Corporation later successfully sought to have all cases consolidated in Minnesota. In September 2012, the U.S. District Court of Minnesota ordered the parties to participate in a nonbinding mediation in January 2013. The plaintiff is seeking financial damages in a nonspecific amount, but exceeding $1.0 million.

On December 16, 2009, eight plaintiffs filed a lawsuit in the U.S. District Court for the Western District of North Carolina (Durkee v. C.H. Robinson Worldwide, Inc. et al.) against eleven defendants, including Xata Corporation (now XRS Corporation), seeking damages arising from a motor vehicle collision that occurred on July 1, 2008. On June 4, 2010, a second case pertaining to this motor vehicle collision was filed in the same court (Bailey v. Estate of Carroll Jett et al.), against twelve defendants, including the Company. The plaintiffs in both of these cases allege that the motor vehicle collision and the resulting personal injuries and other damages were caused by the driver of a truck who was texting with a MobileMax device supplied by the Company. The plaintiffs in both cases sought joint and several liability from each defendant for alleged personal injury damages in an unspecified amount. In January 2011, the Court dismissed all of the claims in both cases against the Company and its subsidiary, on the grounds that the supplier of a mobile communication device is not liable for damages caused by an admittedly negligent driver using that device. The plaintiffs have appealed the Court's dismissal of the Company, and that appeal is currently pending. The plaintiffs have settled both of these cases with all of the other defendants. The Company's insurance carrier has accepted coverage of the Company in both of these cases.

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

Series B

In December 2003, the Company’s Board of Directors designated 2,250,000 shares as Series B Preferred Stock. Pursuant to a Stock Purchase Agreement entered into in December 2003 with Trident Capital Management-V, LLC and its affiliates (collectively, Trident Capital), the Company sold 1,613,000 shares of Series B Preferred Stock for $4.1 million, or $2.54 per share. Each share of the Preferred Stock is convertible into one share of the Company’s common stock. The price per share of the Series B Preferred Stock and the conversion price for the common stock were equal to the market value of the common stock (as defined in the NASDAQ Stock Market Rules) on the date of execution of the definitive agreements. The Series B Preferred Stock pays a cumulative dividend of 4.0 percent of the original issue price per annum (payable semi-annually) on each outstanding share of Series B Preferred Stock. The dividend is payable in additional shares of Series B Preferred Stock or cash, at the option of the holders, and maintains a non-participating preferred liquidation right equal to the original issue price, plus accrued unpaid dividends. The Series B Preferred Stock provides that the Company cannot pay dividends to the holders of any other capital stock unless and until the Company has paid dividends accrued on the Series B Preferred Stock.

In fiscal 2012 and 2011, the Company issued 81,227 and 84,216 shares, respectively, of Series B Preferred Stock to Trident Capital for payment of accrued dividends. Based on the market value of the Company’s common stock on the date of the dividend payment, the payment of the dividend in additional shares of Series B Preferred Stock resulted in a non-cash dividend of $0.2 million for both fiscal 2012 and 2011.

The Series B Preferred Stock is redeemable at the option of Trident Capital at 100 percent of the original purchase price plus accrued and unpaid dividends at any time after five years from the date of issuance, or at any time if there is a significant adverse judgment against the Company, the Company defaults on its debts, files for bankruptcy or in the event of a change of control. However, the Company may decline to redeem any or all of the Preferred Stock at its sole option and discretion, and in that case the annual cumulative dividend on the Series B Preferred Stock will increase from 4.0 percent to 10.0 percent. In the event that upon a change of control the Company does not have sufficient funds to redeem any or all of the Series B Preferred Stock the annual cumulative dividend on the Series B Preferred Stock will increase from 4.0 percent to 6.0 percent. The Company may redeem the Series B Preferred Stock at its option after five years from the date of issuance if the market price of its common stock is greater than three times the conversion price for a specified period.

There were 2,250,000 shares and 2,168,773 shares issued and outstanding as of September 30, 2012 and 2011, respectively.

Series C

In August 2005, the Company’s Board of Directors designated 1,400,000 shares as Series C Preferred Stock through a private placement. Pursuant to a Stock Purchase Agreement entered into in September 2005 with Trident Capital, the Company sold 1,269,000 shares of Series C Preferred Stock for $5.0 million, or $3.94 per share. Each share of the Series C Preferred Stock is convertible into one share of the Company’s common stock. The price per share of Series C Preferred Stock and the conversion price for the common stock are equal to the market value of the common stock (as defined in the NASDAQ Stock Market Rules) on the date of execution of the definitive agreements. The Series C Preferred Stock does not pay a dividend, unless the Company declines to redeem the stock upon demand of the holders after an Acceleration Event (as defined in the Certificate of Designation of the Series C Preferred Stock). In that case, the Series C Preferred Stock pays a cumulative dividend of 4.0 percent of the original issue price per annum on each outstanding share of Series C Preferred Stock (payable in cash). The Series C Preferred Stock has a non-participating liquidation right equal to the original issue price, plus accrued unpaid dividends which are senior to the Company’s common stock and junior to the Series B Preferred Stock. The Company may redeem the Series C Preferred Stock at its option after five years from the date of issuance at the original issue price, plus accrued unpaid dividends, if the market value of the common stock is at least three times the then effective conversion price for a specified period.

Additionally, the Company issued Trident Capital five-year warrants to purchase 375,000 shares of its common stock at an exercise price of $3.94 per share. The aggregate fair value of the warrants was $47,000. The warrants permit “cashless exercise.” Subsequently, in connection with the sale of the Company’s Series E Preferred Stock, the Company extended the term of each common stock warrant issued in connection with the purchase of the Company's Series C Preferred Stock by two years. All unexercised warrants expired in fiscal 2012.

There were 1,269,036 shares issued and outstanding as of September 30, 2012 and 2011.

Series D

In May 2007, the Company’s Board of Directors designated 1,600,000 shares as Series D Preferred Stock. Pursuant to a Stock Purchase Agreement entered into in June 2007 with Trident Capital, the Company sold 1,567,000 shares of Series C Preferred Stock for $6.0 million, or $3.83 per share. Each share of the Series D Preferred Stock is convertible into one share of the Company’s common stock. The price per share of Series D Preferred Stock and the conversion price for the common stock are equal to the market value of the common stock (as defined in the NASDAQ Stock Market Rules) on the date of execution of the definitive agreements. The Series D Preferred Stock does not pay a dividend unless the Company declines to redeem the stock upon demand of the holders after an Acceleration Event (as defined in the Certificate of Designation of the Series D Preferred Stock). In that case, the Series D Preferred Stock pays a cumulative dividend of 4.0 percent of the original issue price per annum on each outstanding share of Series D Preferred Stock (payable in cash). The Series D Preferred Stock has a non-participating liquidation right equal to the original issue price, plus accrued unpaid dividends which are senior to the Company’s common stock and junior to the Series B and Series C Preferred Stock. The Company may redeem the Series D Preferred Stock at its option after five years from the date of issuance at the original issue price, plus accrued unpaid dividends, if the market value of the common stock is at least three times the then effective conversion price for a specified period.

Additionally, the Company issued Trident Capital five-year warrants to purchase 470,000 shares of its common stock at an exercise price of $3.83 per share. The aggregate fair value of the warrants was $59,000. The warrants permit “cashless exercise.” Subsequently, in connection with the sale of the Company’s Series E Preferred Stock, the Company extended the term of each common stock warrant issued in connection with the purchase of the Company's Series D Preferred Stock by two years.

There were 1,566,580 shares issued and outstanding as of September 30, 2012 and 2011.

Series E and Series F

In February 2009, the Company's Board of Directors designated 1,400,000 shares as Series E Preferred Stock. Concurrently, the Company sold 1,355,857 shares of Series E Preferred Stock for $3.0 million, or $2.22 per share. Each share of the Series E Preferred Stock was converted into one share of the Series F Preferred Stock in April 2009, and the Certificate of Designation for the Series E Preferred Stock was canceled. Each share of Series F Preferred Stock is convertible into one share of the Company’s common stock. The price per share of Series F Preferred Stock and the conversion price for the common stock are equal to the market value of the common stock (as defined in the NASDAQ Stock Market Rules) on the date of execution of the definitive agreements. The

Series F Preferred Stock does not pay a dividend unless the Company declines to redeem the stock upon demand of the holders after an Acceleration Event (as defined in the Certificate of Designation of the Series F Preferred Stock). In that case, the Series F Preferred Stock pays a cumulative dividend of 4.0 percent of the original issue price per annum on each outstanding share of Series F Preferred Stock (payable in cash). The Series F Preferred Stock has a non-participating liquidation right equal to the original issue price, plus accrued unpaid dividends, which is senior to the Company’s common stock and the Series B, Series C, and Series D Preferred Stock. The Company may redeem the Series F Preferred Stock at its option after five years from the date of issuance at the original issue price, plus accrued unpaid dividends, if the market value of the common stock is at least three times the then effective conversion price for a specified period.

Additionally, the Company issued seven-year warrants to purchase 406,759 shares of its common stock at an exercise price of $2.22 per share. Also in connection with this transaction, the Company extended by two years the term of each common stock warrant issued (in connection with the purchase of the Company's Series C and Series D Preferred Stock). The aggregate fair value of the warrants was $0.5 million, of which $0.1 million related to the modification of the Series C and Series D warrants. The warrants permit “cashless exercise.”

In fiscal 2012 and 2011, 13,514 and 2,252 shares of Series F Preferred Stock were converted to common stock, respectively.

There were 1,340,091 and 1,353,605 shares issued and outstanding as of September 30, 2012 and 2011.

Series G

In December 2009, in connection with financing the acquisition of Turnpike, the Company issued convertible debt totaling $30.2 million. In February 2010, the Company's Board of Directors designated 10,100,000 shares as Series G Preferred Stock. The convertible debt was converted into 10,066,663 shares of Series G Preferred Stock on February 19, 2010, subsequent to shareholder approval. The price per share of Series G Preferred Stock and the conversion price for the common stock was $3.00. The price per share of Series G Preferred Stock and the conversion price for the common stock are equal to the market value of the common stock (as defined in the NASDAQ Stock Market Rules) on the date of execution of the definitive agreements. Each share of Series G Preferred Stock is convertible into one share of the Company’s common stock. The Series G Preferred Stock does not pay a dividend, unless the Company declines to redeem the stock upon demand of the holders after five years from the date of issuance, a change in control or an Acceleration Event (as defined in the Certificate of Designation of the Series G Preferred Stock). In that case, the Series G Preferred Stock pays a cumulative dividend of 4.0 percent of the original issue price per annum on each outstanding share of Series G Preferred Stock (payable in cash). The Series G Preferred Stock has a non-participating liquidation right equal to the original issue price, plus accrued unpaid dividends, which is senior to the Company’s common stock and the Series B, Series C, Series D and Series F Preferred Stock. The Company may redeem the Series G Preferred Stock at its option after five years from the date of issuance at the original issue price, plus accrued unpaid dividends, if the market value of the common stock is at least three times the then effective conversion price for a specified period.

Additionally, as part of the debt conversion, the Company issued seven-year warrants to purchase 3,019,995 shares of its common stock at an exercise price of $3.00 per share. The aggregate fair value of the warrants was $3.9 million. The warrants permit “cashless exercise.”

In connection with the aforementioned transaction, the Company recognized a beneficial conversion feature valued at $1.7 million. The beneficial conversion value was determined by first allocating the proceeds from the convertible debt on a fair value basis between the underlying preferred stock and the warrants and then comparing the fair value of the preferred stock and the computed purchase price on the date of the commitment. The difference between the deemed fair value of the Series G Preferred Stock and the computed purchase price was recorded as the value of the beneficial conversion and was recorded as a reduction to preferred stock with a corresponding reduction to additional paid in capital at the time of conversion. In addition, the Company recognized a deemed dividend of $1.7 million related to the beneficial conversion feature because the value was available to the holders since the shares were immediately eligible for conversion. The deemed dividend was recorded as an addition to preferred stock with a corresponding increase to accumulated deficit.

There were 10,066,663 shares issued and outstanding as of September 30, 2012 and 2011.

Contingent Common Stock Earn-Out

In connection with the acquisition of Turnpike, the Company committed to pay total earn-outs up to an additional 2,500,000 shares of common stock upon the achievement of certain performance goals for the 2010, 2011 and 2012 fiscal years. The Company determined that the fiscal 2010 performance goals were achieved and, as a result, the Company issued 809,993 shares of common stock to the former shareholders of Turnpike with the value of the remaining 23,340 shares being settled in cash of $70,000 paid to non-accredited U.S. holders.

The Company determined that the fiscal 2011 and fiscal 2012 performance goals were not achieved. As a result, the value of the 809,993 shares of common stock pertaining to each fiscal 2011 and fiscal 2012 performance goals that were to be issued was reclassified within shareholders’ equity in the accompanying consolidated balance sheets as of September 30, 2012 and 2011, respectively. In addition, the portion scheduled to be settled in cash of $51,000 and $68,000 was recorded as income in fiscal years 2012 and 2011, respectively, in net interest and other expense in the accompanying consolidated statements of operations.

Note 12. Income Taxes

The benefit for income taxes consisted of the following (in thousands):

	September 30,
	2012	2011
Currently payable
Federal	$—	$—
State	58	42
International	—	31
	58	73
Deferred
Federal	—	—
State	—	—
International	(608)	(981)
	(608)	(981)
Total income tax benefit	$(550)	$(908)

The reconciliation of the statutory income tax rate to the Company's effective tax rate is as follows (in thousands):

	September 30,
	2012	2011
Statutory federal rate applied to loss before income taxes	$(3,658)	$(1,260)
State income tax benefit	(213)	(16)
Stock-based compensation	189	172
Meals and entertainment	71	52
Change in valuation allowance	1,301	(179)
Research and development credit	(354)	(139)
Net operating loss and research & development credit expiration	1,953	—
State net operating loss true up	(1)	528
Other	162	(66)
Total income tax benefit	$(550)	$(908)

Deferred taxes arise because of different treatment between financial statement accounting and tax accounting, known as temporary differences. The Company records the tax effect of these temporary differences as deferred tax assets (generally items that can be used as a tax deduction or credit in future periods) and deferred tax liabilities (generally items for which the Company receives a tax deduction but the tax impact has not yet been recorded in the accompanying consolidated statements of operations).

Deferred taxes were classified in the accompanying consolidated balance sheets as follows (in thousands):

	September 30,
	2012	2011
Current deferred tax assets:
Inventory and warranty reserve	$751	$548
Accrued expenses, deferred revenue and other	636	872
Accounts receivable and sales reserve	121	137
	1,508	1,557

Non-current deferred tax assets:
Depreciation and amortization	1,506	999
Tax credit carryforwards	2,757	2,509
Net operating loss carryforwards	15,658	16,447
Identifiable intangible assets	(1,958)	(3,929)
	17,963	16,026

Total deferred tax assets, gross	19,471	17,583
Valuation allowance	(19,480)	(18,179)
Total deferred tax liabilities, net	$(9)	$(596)

The Company periodically reviews the valuation allowance it has established on its deferred tax assets. Realization of deferred tax assets is dependent on future taxable income during periods when deductible temporary differences and carryforwards are expected to be available to reduce taxable income. The Company has incurred net operating losses since inception, and therefore has not reflected any benefit of such net operating loss carryforwards in the accompanying consolidated financial statements. Given the Company’s history of losses and the uncertainty of projecting future taxable income, the Company has provided a full valuation allowance against its domestic deferred tax assets as of September 30, 2012 and 2011, respectively. The amount of the net deferred tax assets considered realizable could be increased in the future if the Company returns to profitability and it becomes more likely than not that these amounts would be realized.

As of September 30, 2012, the Company had gross federal net operating loss carryforwards of $54.7 million, which are schedule to expire from 2014 through 2032. Approximately $31.1 million of net operating loss carryforwards were acquired with the acquisition of GeoLogic. The usage of the acquired net operating losses is limited in accordance with the provisions of Section 382 of the Internal Revenue Code (IRC). Accordingly, only $18.6 million of the acquired net operating loss carryforwards are available for use. Therefore, of the $54.7 million of net operating loss carryforwards, the Company may be able to utilize $42.2 million from 2014 through 2032.

As of September 30, 2012, the Company also had tax credit carryforwards of $2.8 million.

In fiscal 2012 and 2011, the Company recognized no tax benefit or liabilities for uncertainties related to prior and current year income tax positions, which were determined to be immaterial.

The Company currently has no income tax payable balance for unrecognized tax benefits, and accordingly, there is no interest or penalties recorded on the accompanying consolidated balance sheets for such items. However, as discussed above, the value of GeoLogic net operating loss carryforwards have been reduced by $12.5 million based on limitations on their use pursuant to Section 382 of the IRC. The Company is currently open to audit under the statute of limitations by the Internal Revenue Service and the appropriate state income taxing authorities from 1999 to 2011 due to the net operating loss carryforwards from those years.

The utilization of net operating loss carryforwards and tax credit carryforwards may also be subject to annual limitations in the event of future changes in ownership pursuant to the requirements of Section 382 of the IRC. Such limitations could result in the expiration of net operating loss and tax credit carryforwards before utilization.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the fiscal year ended September 30, 2012, pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934 (“the Exchange Act”). Based upon their evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the fiscal year ended September 30, 2012, to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosures.

Management's Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f). Our internal control system is designed to provide reasonable assurance to our management regarding the reliability of financial reporting and the preparation of the Company's financial statements for external purposes in accordance with GAAP. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2012. In conducting the evaluation, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in Internal Control-Integrated Framework (the COSO criteria). Based on this evaluation, our management concluded that our internal control over financial reporting was not effective as of September 30, 2012 because of the following material weakness.

In connection with the preparation of our financial statements as of and for the year ended September 30, 2012, our management identified a material weakness relating to the calculation of the reserve for excess and obsolete inventory. Because the reserve was historically calculated based on estimated usage, there were instances in which a reserve was released on inventory that was still on hand and that had previously been written down to an adjusted cost.

In response to the material weakness, we have strengthened our existing internal controls over the calculation, review and reconciliation of the reserve for excess and obsolete inventory. Starting with the quarter ending December 31, 2012, we will be (i) adjusting the method of calculation of the reserve to include estimated usage as a consideration, but not a specific component of the calculation, thereby mitigating the risk of a release of a previously established reserve for inventory that remains on hand and (ii) requiring an additional level of approval of the reserve calculation. With the implementation of these corrective actions, we anticipate that the material weakness identified above will be deemed remediated on or before the quarter ending March 31, 2013.

Due to its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

This Annual Report on Form 10-K does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to the rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2012, that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The Company's current executive officers as of December 17, 2012 and their positions and ages are as follows:
John J. Coughlan, Chairman of the Board, President and Chief Executive Officer. Mr. Coughlan, age 54, has been Chairman, President and Chief Executive Officer since joining XRS in October 2006. Prior to joining XRS, he was involved in a business consulting practice. Through June 2005, he served as president and CEO of Lawson Software, Minnesota's largest software company. Mr. Coughlan joined Lawson Software in 1987 and became CEO in February 2001 prior to Lawson's initial public offering in December of 2001. In addition to his responsibilities at XRS, Mr. Coughlan is an active regional business advocate and serves on the board of directors for several local organizations, including Securian Financial Group, Inc.
Michael W. Weber, Chief Financial Officer. Mr. Weber, age 47, was appointed our Chief Financial Officer in October 2012. Mr. Weber joined the Company as Director of Finance and Controller in April 2007 and was appointed Vice President of Finance in March 2011. Since July 2, 2012, he has served as our principal financial officer and principal accounting officer.

Steven M. Chamberlain, Executive Vice President of Field Operations. Mr. Chamberlain, age 54, joined XRS in February 2012 as Executive Vice President of Field Operations. From April 2010 until joining XRS, Mr. Chamberlain was Senior Vice President of Sales at Ecova an Energy Management and Sustainability Services company, where he was responsible for driving all sales and client management activities. Mr. Chamberlain held the Vice President of Sales position at Insite Software, an eCommerce Software provider, from August 2009 until April 2010 and was the Senior Vice President of North American Sales and the Global Maintenance Business at Infor Global Solutions from October 2005 through March 2009.

Odell R. Tuttle, Chief Technology Officer. Mr. Tuttle, age 44, joined XRS in September 2011 as Chief Technological Officer. From January 2009 until joining XRS, Mr. Tuttle was the Chief Technology Officer of Healthland, responsible for driving technology and product direction for this healthcare software company. Mr. Tuttle held senior developmental positions with Gearworks, Inc., a computer software company, from 2004 until January 2009 and at Digital River, Inc., a provider of global e-commerce solutions, from 2001 until 2004. Mr. Tuttle is a member of numerous professional organizations, including the CIO/CTO Leadership Council International.NET User Association (INETA) and the Association for Computing Machinery (ACM).
Bruce B. McPheeters, General Counsel and Secretary. Mr. McPheeters, age 57, joined XRS in July 2012 as General Counsel and Secretary. Mr. McPheeters most recently held the positions of General Counsel, Secretary and Senior Vice President at Lawson Software, Inc., where from 1999 until the sale of Lawson in July 2011, he was responsible for all legal matters for this global enterprise software provider. Prior to joining Lawson Software, Inc., Mr. McPheeters was in private law practice for 18 years, focusing on software, securities, and mergers & acquisitions, most recently as a principal at the Gray Plant Mooty Law Firm in Minneapolis, Minnesota, where he also served on the firm's board of directors.

Each officer is elected by and serves at the pleasure of the Board of Directors. There is neither a family relationship between any of the officers named and any other executive officer or member of the Board of Directors nor any arrangement or understanding pursuant to which any person was selected as an officer. The service period of each officer in the positions listed and other business experience for the past five years is listed above.
Information required under this Item with respect to directors and executive officers and regarding compliance with Section 16(a) of the Exchange Act is incorporated by reference from our definitive proxy statement including the information under the headings “Proposal 1 – Election of Directors”, "Board Meetings and Committees", and “Section 16(a) Beneficial Ownership Reporting Compliance” for the Annual Meeting of Stockholders.

Our Board of Directors has adopted XRS Corporation’s Code of Business Conduct and Ethics and designated it as the code of ethics for the Company’s Chief Executive Officer and senior financial officers. The Code of Business

Conduct and Ethics also applies to all employees and directors. A copy of XRS Corporation’s Code of Business Conduct and Ethics has been posted on our website at http://xrscorp.com/media/docs/code-of-conduct-xrs-feb-2009.pdf. We intend to satisfy the disclosure requirements under Item 5.05 of Form 8-K regarding amendments to or waivers from, XRS Corporation's Code of Business Conduct and Ethics by posting such information on our website at within four business days following the date of such amendment or waiver.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) List of documents filed as part of this report:

(1)    Financial Statements

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of September 30, 2012 and 2011
Consolidated Statements of Operations for the Years Ended September 30, 2012 and 2011
Consolidated Statements of Comprehensive Loss for the Years Ended September 30, 2012 and 2011
Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended September 30, 2012 and 2011
Consolidated Statements of Cash Flows for the Years Ended September 30, 2012 and 2011
Notes to the Consolidated Financial Statements

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

XRS Corporation

Dated: December 17, 2012	By:	/s/ John J. Coughlan
John J. Coughlan, Chairman, Chief Executive Officer and President (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Dated: December 17, 2012	By:	/s/ John J. Coughlan
John J. Coughlan, Chairman, Chief Executive Officer and President (Principal Executive Officer)

Dated: December 17, 2012	By:	/s/ Karen T. Van Lith
Karen T. Van Lith, Director

Dated: December 17, 2012	By:	/s/ Donald R. Dixon
Donald R. Dixon, Director

Dated: December 17, 2012	By:	/s/ Thomas G. Hudson
Thomas G. Hudson, Director

Dated: December 17, 2012	By:	/s/ Roger W. Kleppe
Roger W. Kleppe, Director

Dated: December 17, 2012	By:	/s/ Chad Lindbloom
Chad Lindbloom, Director

Dated: December 17, 2012	By:	/s/ Christopher P. Marshall
Christopher P. Marshall, Director

Dated: December 17, 2012	By:	/s/ Michael J. Paxton
Michael J. Paxton, Director

Dated: December 17, 2012	By:	/s/ Mark E. Claeys
Mark E. Claeys, Director

Dated: December 17, 2012	By:	/s/ Michael W. Weber
Michael W. Weber, Chief Financial Officer (Principal Financial and Accounting Officer)

Schedule II
XRS Corporation
Valuation and Qualifying Accounts
(in thousands)

Description	Balance at beginning of period	Charged to costs and expenses	Deductions	Balance at end of period
Year ended September 30, 2011 deducted from asset accounts:
Allowance for doubtful accounts	$444	$265	$(331)	$378
Reserve for sales returns	—	—	—	—
Year ended September 30, 2012 deducted from asset accounts:
Allowance for doubtful accounts	378	—	(64)	314
Business realignment reserves (1)	—	1,259	(759)	500

(1) See Note 2 in the Notes to Consolidated Financial Statements located in Part II, Item 8 of this Report.

Exhibit No.		Description of Exhibits

3.1		Fourth Amended and Restated Articles of Incorporation, as amended through August 13, 2012(35)
3.2		Bylaws, as amended through August 13, 2012(36)
4.1		Common Stock Warrant and Series C Preferred Stock Purchase Agreement dated September 7, 2005(1)
4.2		Common Stock Warrant and Series D Preferred Stock Purchase Agreement dated June 18, 2007 (2)
4.3		Form of Warrant issued to Trident Capital entities in connection with Common Stock Warrant and Series D Preferred Stock Purchase Agreement (3)
4.4		Common Stock Warrant issued to Silicon Valley Bank dated as of January 31, 2008 (4)
4.5		Common Stock Warrant issued to Partners for Growth II, L.P. dated as of January 31, 2008 (5)
4.6
Amended and Restated Investor Rights Agreement by and among the Company, Trident Capital Fund-V, L.P., Trident Capital Fund-V Affiliates Fund, L.P., Trident Capital Fund-V Affiliates Fund (Q), L.P., Trident Capital Fund-V Principals Fund, L.P. and Trident Capital Parallel Fund-V, C.V. dated as of February 12, 2009 (6)

4.7
Form of Warrants issued to each of Trident Capital Fund-V, L.P., Trident Capital Fund-V Affiliates Fund, L.P., Trident Capital Fund-V Affiliates Fund (Q), L.P., Trident Capital Fund-V Principals Fund, L.P., Trident Capital Parallel Fund-V, C.V., GW 2001 Fund, L.P., Weber Capital Partners II, L.P. and certain members of the Company's management (7)

10.1
Indemnification Agreement by and among the Company, Trident Capital, Inc., Trident Capital Fund-V, L.P, Trident Capital Fund-V Affiliates Fund, L.P., Trident Capital Fund-V Affiliates Fund (Q), L.P., Trident Capital Fund-V Principals Fund, L.P. and Trident Capital Parallel Fund-V, C.V. dated as of December 8, 2003 (8)

10.2	#	Director Indemnification Agreement dated as of December 8, 2003 (9)
10.3		Stock Purchase Agreement with John Deere Special Technologies Group, Inc. dated August 30, 2000 (10)
10.4		Registration Rights Agreement with John Deere Special Technologies Group, Inc. dated August 30, 2000 (11)
10.5		Amendment No. 1 to Stock Purchase Agreement dated as of October 31, 2000 (12)
10.6		Side Agreement with John Deere Special Technologies Group, Inc. dated December 28, 2000 (13)
10.7		Second Amendment to Stock Purchase Agreement with John Deere Special Technologies Group, Inc. dated December 4, 2009 (14)
10.8	#	2002 Long-Term Incentive and Stock Option Plan (15)
10.9	#	Form of Non-Qualified Stock Option Agreement for Directors pursuant to 2002 Long-term Incentive and Stock Option Plan
10.10	#	Incentive Stock Option Agreement with John J. Coughlan dated October 1, 2006 (16)
10.11	#	2007 Long-term Incentive and Stock Option Plan, as amended and restated February 4, 2009 (17)
10.12	#	Form of Non-Qualified Stock Option Agreement for Directors pursuant to 2007 Long-term Incentive and Stock Option Plan (18)
10.13	#	Form of Incentive Stock Option Agreement for Employees pursuant to 2007 Long-term Incentive and Stock Option Plan (19)
10.14	#	Form of Directors' Stock Award Agreement pursuant to 2007 Long-Term Incentive and Stock Option Plan
10.15	#	Form of Restricted Stock Unit Award Agreement pursuant to 2007 Long-Term Incentive and Stock Option Plan
10.16	#	Non-Qualified Stock Option Agreement with David Gagne dated January 1, 2007 (20)
10.17	#	Executive Employment Agreement with John J. Coughlan dated October 1, 2006 (21)
10.18	#	Severance Agreement with David Gagne dated May 7, 2009 (22)
10.19	#	Severance Agreement with Scott Christian dated April 21, 2011(23)
10.20	#	Severance Agreement with Odell Tuttle dated September 12, 2011
10.21	#	Severance Agreement with Steve Chamberlain dated January 31, 2012

Exhibit No.		Description of Exhibits
10.22	#	Severance Agreement with Michael W. Weber dated October 5, 2012(24)
10.23		International Value Added Reseller Agreement with Orbcomm, Inc. dated July 31, 2006 (25)
10.24		Second Amendment to Custom Service Agreement with Sprint Solutions, Inc. dated October 26, 2006 (26)
10.25
Common Stock Warrant and Series E Preferred Stock Purchase Agreement by and among the Company, Trident Capital Fund-V, L.P., Trident Capital Fund-V Affiliates Fund, L.P., Trident Capital Fund-V Affiliates Fund (Q), L.P., Trident Capital Fund-V Principals Fund, L.P., Trident Capital Parallel Fund-V, C.V., Weber Capital Partners II, L.P., GW 2001 Fund, L.P. and certain members of the Company's management dated as of February 12, 2009 (27)

10.26
Equity Purchase Agreement by and among the Company, Turnpike Global Technologies Inc., Turnpike Global Technologies LLC, the stockholders of Turnpike Global Technologies Inc., the members of Turnpike Global Technologies LLC, and Brendan Staub, as Sellers' Representative dated December 4, 2009 (28)

10.27
Note Purchase Agreement by and among the Company and TCV VII, L.P., TCV VII (A), L.P., TCV Member Fund, L.P., Trident Capital Fund-V, L.P., Trident Capital Fund-V Affiliates Fund, L.P., Trident Capital Fund-V Affiliates Fund (Q), L.P., Trident Capital Fund-V Principals Fund, L.P., Trident Capital Parallel Fund-V, C.V., and GW 2001 Fund, L.P. dated December 4, 2009 (29)

10.28		Investor Rights Agreement by and among the Company, TCV VII, L.P., TCV VII(A), L.P., and TCV Member Fund, L.P. dated December 4, 2009 (30)
10.29		Indemnification Agreement by and among the Company, TCV VII, L.P., TCV VII(A), L.P., and TCV Member Fund, L.P. dated December 4, 2009 (31)
10.30
Amended and Restated Voting Agreement by and among the Company, John Deere Special Technologies Group, Inc., Trident Capital Fund-V, L.P., Trident Capital Fund-V Affiliates Fund, L.P., Trident Capital Fund-V Affiliates Fund (Q), L.P., Trident Capital Fund-V Principals Fund, L.P., and Trident Capital Parallel Fund-V, C.V. dated December 4, 2009 (32)

10.31		Voting Agreement by and among the Company, John Deere Special Technologies Group, Inc., TCV VII, L.P., TCV VII (A), L.P., and TCV Member Fund, L.P. dated December 4, 2009 (33)
10.32		Loan and Security Agreement between Silicon Valley Bank and Xata Corporation dated as of February 24, 2012 (34)
21		List of Subsidiaries
23		Consent of Grant Thornton LLP, independent registered public accounting firm
24		Powers of Attorney
31.1		Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1		Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2		Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following materials from XRS Corporation's Annual Report on Form 10-K for the year ended September 30, 2012 are furnished herewith, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Operations for the years ended September 30, 2012 and 2011, (ii) the Consolidated Statements of Comprehensive Income for the years ended September 30, 2012 and 2011, (iii) the Consolidated Balance Sheets as of September 30, 2012 and 2011, (iv) the Consolidated Statements of Cash Flows for the years ended September 30, 2012 and 2011, (v) the Consolidated Statements of Changes in Shareholders' Equity for the years ended September 30, 2012 and 2011 and (vi) the Notes to the Consolidated Financial Statements.

Unless otherwise indicated, all documents incorporated into this Annual Report on Form 10-K by reference to a document filed with the SEC pursuant to the Exchange Act are located under file number 0-27166.

#	Management contract, compensatory plan or arrangement required to be filed as an exhibit.

(1)	Incorporated by reference to Exhibit 10.39 to Current Report on Form 8-K filed September 22, 2005.

(2)	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed June 22, 2007.

(3)
Incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed June 22, 2007. In connection with the sale of the Company’s Series E Preferred Stock, the Company extended the term of each common stock warrant issued in connection with the purchase of the Company's Series D Preferred Stock by two years.

(4)	Incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed February 6, 2008.

(5)	Incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K filed February 6, 2008.

(6)	Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed February 18, 2009.

(7)	Incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed February 18, 2009.

(8)	Incorporated by reference to Exhibit 10.30 to Current Report on Form 8-K filed December 9, 2003.

(9)	Incorporated by reference to Exhibit 10.31 to Current Report on Form 8-K filed December 9, 2003.

(10)	Incorporated by reference to Exhibit 10.15 filed to Current Report on Form 8-K filed September 7, 2000.

(11)	Incorporated by reference to Exhibit 10.16 filed to Current Report on Form 8-K filed September 7, 2000.

(12)	Incorporated by reference to Exhibit 10.17 to Current Report on Form 8-K filed November 2, 2000.

(13)	Incorporated by reference to Exhibit 10.18 to Annual Report on Form 10-KSB for the fiscal year ended September 30, 2000.

(14)	Incorporated by reference to Exhibit 10.10 to Current Report on Form 8-K filed December 10, 2009.

(15)	Incorporated by reference to Exhibit 10.14 to Annual Report on Form 10-K for the fiscal year ended September 30, 2007.

(16)
Incorporated by reference to Exhibit 10.42 to Current Report on Form 8-K filed October 4, 2006. In connection with the sale of the Company’s Series E Preferred Stock, the Company extended the term of every incentive stock option agreement then outstanding to a maximum of ten years.

(17)	Incorporated by reference to Appendix A to the Company's Proxy Statement filed with the Securities and Exchange Commission on December 22, 2008.

(18)	Incorporated by reference to Exhibit 10.18 to Annual Report on Form 10-K for the fiscal year ended September 30, 2007.

(19)	Incorporated by reference to Exhibit 10.19 to Annual Report on Form 10-K for the fiscal year ended September 30, 2007.

(20)	Incorporated by reference to Exhibit 10.52 to Current Report on Form 8-K filed January 8, 2007

(21)	Incorporated by reference to Exhibit 10.41 to Current Report on Form 8-K filed October 4, 2006.

(22)	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed May 11, 2009.

(23)	Incorporated by reference to Exhibit 10.35 to Annual Report on Form 10-K for the fiscal year ended September 30, 2011.

(24)	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed October 10, 2012.

(25)	Incorporated by reference to Exhibit 10.49 to Annual Report on Form 10-KSB for the fiscal year ended September 30, 2006.

(26)	Incorporated by reference to Exhibit 10.50 to Annual Report on Form 10-KSB for the fiscal year ended September 30, 2006.

(27)	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed February 18, 2009.

(28)	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed December 10, 2009.

(29)	Incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed December 10, 2009.

(30)	Incorporated by reference to Exhibit 10.6 to Current Report on Form 8-K filed December 10, 2009.

(31)	Incorporated by reference to Exhibit 10.7 to Current Report on Form 8-K filed December 10, 2009.

(32)	Incorporated by reference to Exhibit 10.8 to Current Report on Form 8-K filed December 10, 2009.

(33)	Incorporated by reference to Exhibit 10.9 to Current Report on Form 8-K filed December 10, 2009.

(34)	Incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K filed March 1, 2012.

(35)	Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed August 13, 2012.

(36)	Incorporated by reference to Exhibit 3.2 to Current Report on Form 8-K filed August 13, 2012.