Form 10-K/A
period 2012-09-30
XRS Corp
filed 2013-01-28
CIK 854398

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________
Form 10-K/A
Amendment No. 1

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends the Annual Report on Form 10-K of XRS Corporation ("XRS" or "the Company” or “we” or “our” or “us”) for the year ended September 30, 2012 that was originally filed with the Securities and Exchange Commission (“SEC”) on December 17, 2012 (the “Original Filing”) and is being filed primarily to provide the information required by Items 10, 11, 12, 13, and 14 of Part III. This information was previously omitted from the Original Filing in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above referenced items to be incorporated in the Form 10-K by reference from a definitive proxy statement if such statement is filed no later than 120 days after our fiscal year end. We are filing this Amendment to include Part III information in our Form 10-K because we do not expect to file definitive proxy statement containing this information before that date. The reference on the cover of the Original Filing to the incorporation by reference to portions of our definitive proxy statement into Part III of the Original Filing has been deleted. This Amendment does not amend or otherwise update any other information in the Original Filing. Accordingly, this Amendment should be read in conjunction with the Original Filing and with our filings with the SEC subsequent to the Original Filing.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth information concerning our executive officers and directors:

Name	Age	Position
John J. Coughlan	54	Chairman of the Board, President and Chief Executive Officer
Michael W. Weber	47	Chief Financial Officer and Principal Financial and Accounting Officer
James F. DeSocio	57	Executive Vice President of Field Operations
Odell R. Tuttle	44	Chief Technology Officer
Bruce B. McPheeters	57	General Counsel and Secretary
Mark E. Claeys	50	Director
Donald R. Dixon	65	Director
Thomas G. Hudson	66	Lead Director
Roger W. Kleppe	63	Director
Chad M. Lindbloom	48	Director
Christopher P. Marshall	44	Director
Michael J. Paxton	66	Director
Karen T. Van Lith	53	Director

Executive Officers

John J. Coughlan: Mr. Coughlan has served as Chairman, President and Chief Executive Officer since joining XRS in October 2006. Prior to joining XRS, he was involved in a business consulting practice. Through June 2005, he served as president and CEO of Lawson Software, Minnesota’s largest software company. Mr. Coughlan joined Lawson Software in 1987 and became CEO in February 2001 prior to the Lawson’s initial public offering in December 2001. In addition to his responsibilities at XRS, Mr. Coughlan is an active regional business advocate and serves on the board of directors for several local organizations, including Securian Financial Group, Inc.

Michael W. Weber: Mr. Weber was appointed our Chief Financial Officer in October 2012. Mr. Weber joined the Company as Director of Finance and Controller in April 2007 and was appointed Vice President of Finance in March 2011. Since July 2, 2012, he has served as our Principal Financial and Principal Accounting Officer.

James F. DeSocio: Mr. DeSocio joined XRS in January 2013 as Executive Vice President, Field Operations. Mr. DeSocio most recently held the position of Executive Vice President of Sales and Business Development at Antenna Software, Inc., where from December 2007 until June 2012 he was responsible for international sales and business development for this cloud-based mobility software company. From June 2004 until July 2007, Mr. DeSocio was Chief Executive Officer for Riskclick, Inc., a provider of cloud-based underwriting solutions for the property and casualty insurance market. From 1991 until June 2004, he held several sales leadership positions with Lawson Software, Inc., an enterprise software provider, most recently serving as Lawson's Executive Vice President for the retail industry market and for Lawson's global field operations.

Odell R. Tuttle: Mr. Tuttle joined XRS in September 2011 as Chief Technological Officer. From January 2009 until joining XRS, Mr. Tuttle was the Chief Technology Officer of Healthland, responsible for driving technology and product direction for this healthcare software company. Mr. Tuttle held senior developmental positions with Gearworks, Inc., a computer software company, from 2004 until January 2009 and at Digital River, Inc., a provider of global e-commerce solutions, from 2001 until 2004. Mr. Tuttle is a member of numerous professional organizations, including the CIO/CTO Leadership Council International.NET User Association (INETA) and the Association for Computing Machinery (ACM).

Bruce B. McPheeters: Mr. McPheeters joined XRS in July 2012 as General Counsel and Secretary. Mr. McPheeters most recently held the positions of General Counsel, Secretary and Senior Vice President at Lawson Software, Inc., where from 1999 until the sale of Lawson in July 2011 he was responsible for all legal matters for this global enterprise software provider. Prior to joining Lawson Software, Inc., Mr. McPheeters was in private law practice for 18 years, focusing on software, securities, and mergers and acquisitions, most recently as a principal at the Gray Plant Mooty law firm in Minneapolis, Minnesota, where he also served on the firm's board of directors.

Board of Directors

John J. Coughlan: Mr. Coughlan’s background information is disclosed above under “Executive Officers”. Mr. Coughlan has significant prior experience managing software companies and brings broad expertise in the development, marketing and selling of software solutions and services. He also provides the Company with leadership for employee motivation and development.

Mark E. Claeys: Director since May 2012. Mr. Claeys is the Director of Finance for Deere and Company’s Intelligent Solutions Group and Enterprise Information Technology function. Mr. Claeys joined Deere & Company in 1988 as an Internal Auditor and completed a number of assignments at various Deere facilities in the finance arena, including three years as a Manager in Corporate Business Development. Prior to joining Deere & Company, Mr. Claeys worked as an auditor at the public accounting firm of Deloitte & Touche. Mr. Claeys holds a Bachelor of Arts degree in Accounting from St. Ambrose University (1984) and is a licensed CPA. Currently, Mr. Claeys serves as a board member for the Deere Employees Credit Union.

Mr. Claeys brings to the Board a strong technology, financial and business background. Mr. Claeys has extensive experience in the technology industry.

Donald R. Dixon: Director since February 2010. Mr. Dixon is a co-founder of Trident Capital and has been a Managing Director since 1993. From 1988 to 1993, Mr. Dixon was Co-President of Partech International, a private equity fund manager associated with Banque Paribas. From 1983 to 1988, Mr. Dixon was a Managing Director of Alex. Brown & Sons. Earlier in his career, Mr. Dixon was a Vice President of Morgan Stanley & Co. and a Senior Account Officer at Citibank, N.A.

Mr. Dixon serves as a director of AccountNow, Advanced Payment Solutions, Amprius, eGistics, Inc., Infotrieve, Neohapsis, Odyssey Logistics, PAL, Qualys, RoyaltyShare, Solexant, Syndero and Tiandi Energy. He is also on the investment committee of Mustang Ventures, an affiliated China fund of Trident Capital Fund VI. Mr. Dixon’s past directorships include Affiliated Computer Services (ACS), Anasazi Inc. (acquired by Pegasus Solutions Inc.), BankAmerica Merchant Services, Inc. (BPI), BlueStar Solutions (acquired by ACS), Bytemobile, Inc. (acquired by Citrix), Clarus Systems, Inc. (acquired by OPNET Technologies), CSG Systems International, Inc. (CSGS), Epicor Software Corporation (EPIC), Epoch Partners (acquired by Goldman Sachs), Evolving Systems, Inc. (EVOL), InfoUSA, Inc. (IUSA), Merchant e-Solutions (acquired by Cielo), Pegasus Systems, Inc. (PEGS), Signio (acquired by Verisign), Sygate Technologies (acquired by Symantec) and Unison Software, Inc. (acquired by IBM). Mr. Dixon earned his B.S.E. in Mechanical and Aerospace Engineering from Princeton University and his M.B.A. from Stanford Graduate School of Business. Mr. Dixon is Co-Chairman of the Advisory Committee of the Princeton University School of Engineering and Applied Sciences.

Mr. Dixon brings to the Board business leadership, corporate strategy and operating expertise, and a strong background in the software industry. In particular, he has extensive experience in growing software businesses, launching new products, brand building, innovation, marketing, customers and sales channels. Mr. Dixon also lends an investor perspective based on his leadership role as a managing director of a private equity group.

Thomas G. Hudson: Director since October 2007. Since August 2011, Mr. Hudson has been Chief Executive Officer of Municipal Parking Services, a provider of parking solutions to cities and municipalities. From May 2008 until August 2010, Mr. Hudson was Chairman and Chief Executive Officer of Muve, Inc., a Mayo Clinic IP company that provides tools, software (SaaS) technology and coaching services to help individuals lose weight. Before joining Muve, Inc., Mr. Hudson was the Chief Executive Officer of Global Capacity, a start-up company that provides integrated communications logistics software solutions worldwide. Prior to joining Global Capacity in June of 2005, Mr. Hudson served as Chairman and Chief Executive Officer of CNT, a provider of wide area storage networks, since June 1996, as a director since August 1996 and as Chairman of the board of directors since May 1999. From 1993 to June 1996, Mr. Hudson served as Senior Vice President of McGraw Hill Companies, a leading information services provider, serving also as General Manager of its F.W. Dodge Division, and as Senior Vice President, Corporate Development. From 1968 to 1993, Mr. Hudson served as Vice President and General Manager in a number of management positions at IBM Corporation. Mr. Hudson is a graduate of the University of Notre Dame with a bachelor’s degree in Electrical Engineering and New York University with an M.B.A. in Finance. Mr. Hudson attended the Harvard Advanced Management Program in 1990. Mr. Hudson previously served on the board of directors of CGSY, CNT, McData Corp, Lawson Software, Ciprico, Plato Software, Incentra Solutions, all publicly traded companies and three private companies, Wyndstrom, MQSoftware and AltoSoft Corporation.

Mr. Hudson brings to the Board business leadership, corporate strategy and operating expertise, and a strong background in software technologies. In particular, he has extensive experience in launching new technologies, brand building and marketing.

Roger W. Kleppe: Director since September 1995. Mr. Kleppe is the former Senior Vice President of human resources, real estate and facility services for BlueCross and BlueShield of Minnesota ("BlueCross"). Mr. Kleppe was with BlueCross from March 1994 until his retirement in November 2008. Mr. Kleppe previously served on the BlueCross board of trustees and on the corporate member board, each for two years. Prior to March 1994, Mr. Kleppe was vice president of human resources and administrative resources for National Business Systems, Inc. He has extensive human resources experience and has been involved with many business community organizations, such as the Minnesota Chamber of Commerce. Mr. Kleppe has served on the board of directors for Prime Therapeutics, Inc., a for-profit pharmacy benefit management company. Mr. Kleppe also had served as president of the Human Resources Executive Council, a professional association of human resource executives from the largest companies in the Twin Cities, and had served as a member of the board of advisors for the Executive Development Center, Carlson School of Management, at the University of Minnesota.

Mr. Kleppe brings to the Board business leadership, corporate strategy and operating expertise. In particular, he has extensive experience in human resources from his leadership role at Blue Cross and involvement in several other companies and community organizations.

Chad M. Lindbloom: Director since February 2008. Mr. Lindbloom is currently Senior Vice President and Chief Financial Officer of C.H. Robinson Worldwide, Inc. C.H. Robinson Worldwide, Inc. provides worldwide freight transportation services and logistics solutions to companies of all sizes, in a wide variety of industries. Mr. Lindbloom has served in various roles with C.H. Robinson Worldwide, Inc. since joining the company in 1990. Mr. Lindbloom currently serves on the board of directors of Children’s Hospitals and Clinics of Minnesota. Mr. Lindbloom holds a Bachelor of Science degree and a Masters of Business Administration from the Carlson School of Management at the University of Minnesota.

Mr. Lindbloom brings to the Board financial leadership and business strategy expertise. In particular, he has extensive experience in the transportation industry as well as mergers and acquisitions. Mr. Lindbloom also provides a compliance perspective from his leadership role of a publicly traded company.

Christopher P. Marshall: Director since December 2003. Mr. Marshall joined Technology Crossover Management VII, Ltd. (“TCV”) in May 2008 as a General Partner and has been in the venture capital industry since 1995. His primary investment focus is the payments, Internet and mobile industries. Prior to joining TCV, Mr. Marshall spent 12 years at Trident Capital, focused on the payments, Internet and mobile markets. Earlier in his career, Mr. Marshall worked for Banque Paribas and the Chase Manhattan Bank. Mr. Marshall earned his B.A. from Hamilton College and his M.B.A. from the J. L. Kellogg Graduate School of Management at Northwestern University. Mr. Marshall also serves on the board of directors of TheStreet.com and HomeAway, Inc.

Mr. Marshall brings to the Board business leadership, corporate strategy and operating expertise, and a strong background in the software industry. In particular, he has extensive experience in growing software businesses, launching new products, brand building, innovation, marketing, customers and sales channels. Mr. Marshall also lends an investor perspective based on his leadership role as a managing director of a private equity group.

Michael J. Paxton: Director since May 2008. Mr. Paxton is currently Chief Executive Officer of MJP Growth Advisors, a privately held consulting firm. Mr. Paxton is also Chairman of the board of directors of Transport Corporation of America, Inc. and previously served as that company’s CEO and President from 2001 to 2007. Transport America is a national truckload carrier and logistics service company based in Eagan, Minnesota. From 2009 until May 2012, Mr. Paxton was President and Chief Executive Officer of Chamilia, Inc., a leading designer and manufacturer of high quality, personalized jewelry. From 1998 to 2001, he was the President and CEO of the Sunbeam Health and Safety Company, a subsidiary of Sunbeam. Beginning in 1996, he served as Chairman, President, and CEO of O-Cedar Holdings, Inc., the leading brand of consumer household cleaning tools in the United States. The majority of Mr. Paxton’s career was spent in senior management positions with Pillsbury and Grand Metropolitan PLC (Diageo), the parent company. In 1992, he was appointed as President and CEO of the Haagen-Dazs Company. Prior to Pillsbury, Mr. Paxton held progressive sales and marketing positions with Safeco Insurance Company, The Drackett Products Company and Miles Laboratories. He currently serves on the board of directors of Transport Corporation of America, Inc., Azteca Foods, Inc., Foster Farms, Inc. and Gemini, Inc.

Mr. Paxton brings to the Board business leadership, corporate strategy and operating expertise, and a strong background in consumer-packaged goods. Mr. Paxton has extensive experience in the transportation industry as well as launching new products, brand building, innovation and marketing.

Karen T. Van Lith: Director since May 2010. Ms. Van Lith currently serves as a consultant. From June 2011 until June 2012, she was Chief Executive Officer and a director of Make Music, Inc. Prior to joining Make Music, Ms. Van Lith was a consultant serving in the chief executive officer and chief restructuring officer roles at several companies requiring transformative leadership. From 1999 until October 2007, she was President and CEO of Gelco Information Network, a software company providing expense management solutions and trade promotion management services. She previously served in various capacities with Ceridian Corporation and Deluxe Corporation prior to joining Gelco Information Network. Ms. Van Lith currently serves on the board of Associated Banc-Corp.

Ms. Van Lith provides the Board with overall business and financial experience in various industries. Ms. Van Lith has extensive knowledge and experience in the software industry, including business to business and business to consumer software applications and services; on premises, web and mobile software platforms; and converting legacy software to web and mobile platforms.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s executive officers and directors, and persons who beneficially own more than 10% of the Company’s common stock to file initial reports of ownership and reports of changes in ownership with the SEC. Executive officers, directors and greater than 10% beneficial owners are required by the SEC to furnish the Company with copies of all Section 16(a) forms they file.

Based solely on a review of the reports furnished to the Company, or written representations from reporting persons that all reportable transaction were reported, the Company believes that during the fiscal year ended September 30, 2012, the Company’s officers, directors and greater than 10% beneficial owners timely filed all reports they were required to file under Section 16(a).

Director Independence

Our Board of Directors currently consists of nine directors. Our Board of Directors has determined that eight of our current nine directors are independent directors, as defined under the applicable rules of the NASDAQ listing standards. The independent directors are Messrs. Claeys, Dixon, Hudson, Kleppe, Lindbloom, Marshall and Paxton and Ms. Van Lith.

Each officer is elected by and serves at the pleasure of the Board of Directors. There is neither a family relationship between any of the officers named and any other executive officer or member of the Board of Directors nor any arrangement or understanding pursuant to which any person was selected as an officer.

Code of Ethics

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

Board Composition

Our Board of Directors are elected at the Company’s annual meetings unless otherwise determined by the Board of Directors or the shareholders. Our directors serve a one-year term expiring upon the election of their successors at the next annual meeting. In the event any nominee should be unavailable to stand for election at the time of an annual meeting, the proxies may be voted for a substitute nominee selected by the Board of Directors.

The Board of Directors has established an Audit Committee, Compensation Committee and Governance and Nominating Committee. During the fiscal year ended September 30, 2012, each committee was composed of all independent directors (under the NASDAQ standards applicable to such committees) as follows:

Audit Committee	Compensation Committee	Governance and Nominating Committee
Chad M Lindbloom (Chairman)	Roger W. Kleppe (Chairman)	Thomas G. Hudson (Chairman)
Thomas G. Hudson	Christopher P. Marshall	Roger W. Kleppe
Michael J. Paxton		Michael J. Paxton
Karen T. Van Lith

Audit Committee

The purpose of the Audit Committee includes (1) annually selecting a firm of independent registered public accounting firm, referred to herein as independent accountants, as auditors of the books, records and accounts of the Company; (2) reviewing the scope of audits made by the independent accountants; and (3) receiving and reviewing the audit reports submitted by the independent accountants and taking such action in respect of such reports as the Audit Committee may deem appropriate to assure that the interests of the Company are adequately protected. Refer to the section entitled “Audit Committee Report”. During the year ended September 30, 2012, the Audit Committee met four times. The Company has established an Audit Committee Charter that sets forth the Audit Committee’s principal accountabilities. This Charter is available on our website, www.XRScorp.com.

The Board of Directors has unanimously determined that all Audit Committee members are financially literate under the NASDAQ Stock Market Rules and all members are qualified audit committee financial experts as defined in the regulations of the Securities and Exchange Commission (the “SEC”).

Compensation Committee

The purpose of the Compensation Committee is to annually review and approve management’s overall compensation plan for the Company’s employees, excluding officers. The Committee also approves all incentive plans and sets officer annual salaries and incentives, including cash and non-cash remuneration. The Compensation Committee also determines all equity compensation that may be included in the compensation set forth for each individual. During the year ended September 30, 2012, the Compensation Committee met four times. The Company has established a Compensation Committee Charter that sets forth the Compensation Committee’s principal accountabilities. This Charter is available on our website, www.XRScorp.com.

Governance and Nominating Committee

The purpose of the Governance and Nominating Committee is to (1) oversee corporate governance matters; (2) approve director-nominees to be considered for election by shareholders and for election by the Board of Directors to fill any vacancy or newly created directorship; and (3) make recommendations to the Board concerning the appropriate size and composition of the Board of Directors and each Board committee, and the establishment of new Board committees. During the year ended September 30, 2012, the Governance and Nominating Committee met one time. The Company has established a Governance and Nominating Committee Charter that sets forth the Governance and Nominating Committee’s principal accountabilities. This Charter is available on our website, www.XRScorp.com.

Nomination of Director Candidates

Nominees for election to the Board of Directors of the Company are selected by the Governance and Nominating Committee, subject to the rights of JDSTG, and holders of the Series B and Series G Preferred Stock (refer to Notes 5, 6 and 7 of the table in the “Beneficial Ownership of Directors and Executive Officers” section below). To date, all director nominees (other than nominees of JDSTG, and holders of the Series B and Series G Preferred Stock) have been identified by current directors or management. We do not have a formal policy regarding the consideration of diversity in identifying director nominees. The Governance and Nominating Committee does consider, among other things, a director nominee’s potential contribution to the diversity of background and experience of our Board of Directors, including with respect to age, gender, international background, race and specialized experience. We have not engaged a third party (for a fee or otherwise) to identify candidates and, other than nominees of JDSTG, and holders of the Series B and Series G Preferred Stock, we have not received a proposed candidate from a source outside of the Company. However, the Governance and Nominating Committee would consider any candidate proposed in good faith by a shareholder. To do so, a shareholder should send the candidate’s name, credentials, contact information, and his or her consent to be considered as a candidate to our Chairman, President and Chief Executive Officer, John J. Coughlan. The proposing shareholder should also include his or her contact information and a statement of his or her share ownership (how many shares owned and for how long). The Governance and Nominating Committee evaluates candidates based on financial literacy, knowledge of the Company’s industry or other background relevant to the Company’s needs, status as a stakeholder in the Company, “independence” for purposes of compliance with the rules of the SEC and NASDAQ, and willingness, ability, and availability for service.

Item 11. Executive Compensation

Summary Compensation Table

The following table sets forth information about all compensation (cash and non-cash) awarded to, earned by or paid to our Chief Executive Officer, our two most highly compensated other executive officers who were serving as executive officers at the end of fiscal 2012, and a former executive for whom disclosure would have been required but for the fact that he did not serve as an executive officer at the end of fiscal 2012 (collectively, our “Named Executive Officers”) for the fiscal years ended September 30, 2012 and 2011:

Name and Principal Position	Year	Salary ($)	Bonus (1)	Stock Awards ($) (2)	Option Awards ($) (3)	All Other Compensation ($)	Total ($)
John J. Coughlan	2012	300,000	75,000	49,507	55,447	5,272	485,226
Chairman, CEO and President	2011	300,000	75,000	138,801	213,320	5,272	732,392
Steven M. Chamberlain (4)	2012	145,385	14,928	59,850	57,750	297	278,210
Former Executive Vice President of Field Operations
Odell R. Tuttle	2012	225,000	28,125	87,754	88,624	205	429,708
Chief Technology Officer	2011	8,654	—	—	—	—	8,654
Scott G. Christian (5)	2012	265,100	—	28,604	32,036	814	326,554
Former Chief Financial Officer	2011	112,000	32,500	124,538	147,825	—	416,863

(1)	Refer to the section entitled “Annual Performance-Based Variable Compensation” below for discussion regarding these bonuses.

(2)
Stock awards are composed of restricted stock units which vest over a 3-year period and are valued at the fair market value as of the date of grant, which is determined by multiplying the number of restricted stock units granted by the closing sale price of a share of the Company’s common stock on the NASDAQ stock market on the date of grant.

(3)
Valuation of option awards is based on the aggregate grant date fair value using a Black-Scholes option pricing model. See Note 8, Stock-Based Compensation, to the Company’s audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2012 for a description of the assumptions used.

(4)
Mr. Chamberlain joined XRS in February 2012 as Executive Vice President of Field Operations. In January 2013, Mr. Chamberlain began a new position with the Company and is no longer an executive officer.

(5)	Mr. Christian was no longer an employee or executive officer as of June 2012.

Elements of Direct Compensation for Named Executive Officers

The Company uses a combination of cash salary, annual performance-based variable compensation (currently paid in the form of cash) and grants of long-term incentives (in the form of stock options and restricted stock units) as the three elements of total direct compensation for Named Executive Officers. The proportion of total compensation that is dependent on the Company’s business performance (or is “at risk”) varies by position and increases with higher levels of responsibility. The methods by which the amounts of fiscal 2012 compensation for Named Executive Officers were reviewed are described in the following sections for each element of direct compensation.

Salary

The salaries reported in the “Summary Compensation Table” reflect actual cash paid for the 2012 fiscal year. The salary level for each Named Executive Officer was established by the Compensation Committee considering both the survey and comparable company data for equivalent positions.

Annual Performance-Based Variable Compensation

Selection of Performance Metrics

For fiscal 2012, the Compensation Committee designed a short-term incentive program (“STIP”) driven by five performance measures that it determined were appropriate to drive desired business behavior for XRS and would correlate positively with total shareholder return. These measures were the Company’s results with respect to (1) 22,500 Turnpike new truck subscriptions, (2) $49,951,000 in software revenue and (3) $5,421,000 in non-GAAP earnings.

Establishment of Formula-Based Incentive Goals and Payout Approach

The Compensation Committee designed the formula-based incentive compensation plan to provide material payouts if the performance goals were exceeded and no payouts if the threshold levels were not achieved. The factors considered by the Compensation Committee when determining the performance goals included management’s internal operating plan and expected industry performance.

Payout Based on Performance Against Goals

For fiscal 2012, the Company’s performance, as evaluated by the Compensation Committee, led to the determination that none of the threshold STIP performance metrics were achieved, and therefore no payouts were made under the STIP compensation plan.

The Compensation Committee concluded that the Company’s overall software revenue growth, non-GAAP earnings improvement and free cash flow performance did, however, warrant a discretionary bonus payout for fiscal 2012. In order to recognize significant employee contributions and encourage employee retention, the Compensation Committee recommended and the Board approved a $303,040 discretionary award for fiscal 2012 to be paid out to employees of the Company.

Long-Term Incentive Awards

In addition to the above, each of the Company’s executive officers is eligible to receive equity compensation in the form of stock options and restricted stock units pursuant to the Company’s 2007 Long-Term Incentive and Stock Option Plan. It is believed that through this equity-based plan, the economic interests of the executives are more closely aligned to those of the shareholders. It is also believed that this approach will allow the Company to use equity as an incentive in a balanced manner that supports the recruitment and retention of top talent.

The stock options granted to the Named Executive Officers in fiscal 2012 vest in equal installments on the first, second and third anniversaries of the date of grant (if the recipient is an employee on the vesting date) and expire on the earlier of (a) three months after termination of employment (lengthened to 12 months after termination due to death or disability) or (b) ten years after the date of grant. Those stock options are exercisable in full immediately before a sale of the Company or a majority of the Company’s common stock, unless the successor provides substitute stock options after that sale.

The restricted stock units ("RSUs") granted to the Named Executive Officers in fiscal 2012 vest in equal installments on the first, second and third anniversaries of the date of grant (if the recipient is an employee on the vesting date). RSUs entitle the Named Executive Officers, once vested and settled, to receive shares of the Company’s common stock. Settlement occurs after the earliest of the following to occur: (a) five years from the date of issuance, (b) termination of employment or (c) a change in control of the Company (defined as a change in ownership under Treasury Regulation § 1.409A-3(i)(5), which generally includes a sale of substantially all of the Company’s assets or a sale of a majority of the Company’s capital stock). The portion of the RSUs subject to the current vesting period will vest upon the death of a recipient or a change in control of the Company.

Benefit Plans Available to Named Executive Officers

The Company’s practice is to make available to Named Executive Officers essentially the same benefit plans generally available to other employees in the Company. A review of comparable company benefits offerings determined that the Company provides competitive benefit plans.

Employment Agreements

The Company executed an employment agreement with John J. Coughlan on October 1, 2006. This agreement provides for a minimum base salary, and an annual incentive bonus based on revenue, profitability and other objectives. The agreement is for a period of two years and is annually automatically renewed for successive two-year periods unless terminated by ninety-day notice in advance of renewal. The agreement automatically renewed on October 1, 2012. The agreement also contains provisions that prohibit the Company from materially altering position, duties, benefit plans or incentive plans. The agreement also contains provisions providing for certain benefits upon a termination of employment or a change in control of the Company, as described below under the caption “Termination of Employment and Change in Control Arrangements”.

Outstanding Equity Awards as of September 30, 2012

The following table sets forth the number of shares representing both exercisable and unexercisable stock options, and vested and unvested stock awards held by each of the Named Executive Officers as of September 30, 2012, as follows:

	Option Awards					Stock Awards (1)
	Number of Securities Underlying Unexercised Options (#)			Option Exercise Price ($)	Option Expiration Date	Number of Shares of Stock That Have Not Vested (#)		Market Value of Shares of Stock That Have Not Vested ($)
	Exercisable	Unexercisable
John J. Coughlan	300,000	—		5.40	10/1/2016
	46,666	—		2.99	2/6/2018
	150,000	—		2.00	2/4/2019
	166,423	—	(2)	2.89	11/3/2019
	56,885	113,771	(3)	2.85	2/2/2021
	—	100,813	(4)	1.33	2/8/2022
						8,000	(6)	4,560
						32,468	(7)	18,507
						37,223	(8)	21,217

Steven M. Chamberlain (10)	105,000	105,000	(4)	1.33	2/8/2022
						45,000	(8)	25,650

Odell R. Tuttle	35,000	70,000	(5)	1.40	11/2/2021
	—	50,407	(4)	1.33	2/8/2022
						45,000	(9)	25,650
						18,612	(8)	10,609

(1)	Includes both restricted stock awards and restricted stock units, which vest over a 3-year period.

(2)	Options will vest on November 3, 2012.

(3)	Options will vest in equal increments on February 2, 2013 and 2014.

(4)	Options will vest in equal increments on February 8, 2013, 2014 and 2015.

(5)	Options will vest in equal increments on November 2, 2012, 2013 and 2014.

(6)	Remaining restricted stock units will vest on November 3, 2012.

(7)	Remaining restricted stock units will vest in equal increments on February 2, 2013 and 2014.

(8)	Remaining restricted stock units will vest in equal increments on February 8, 2013, 2014 and 2015.

(9)	Remaining restricted stock units will vest in equal increments on November 2, 2012, 2013 and 2014.

(10)	On January 28, 2013, Mr. Chamberlain began a new position with the Company and is no longer an executive officer.

Termination of Employment and Change-in-Control Arrangements

Under Mr. Coughlan’s employment agreement, if the Company terminates his employment without cause or if he terminates his employment for good reason (and neither termination occurs within six months before or two years after a change of control of the Company), Mr. Coughlan is entitled to receive one year of salary continuation, an annual incentive bonus in the amount of 50% of his annual base salary, partial acceleration of vesting of all outstanding equity awards (accelerating by the longer of one year or by the remainder of the then current two-year term of his employment agreement), and certain other benefits. Under that same agreement, if the Company terminates his employment without cause or if he terminates his employment for good reason, and either of such terminations occurs within six months before or two years after a change of control of the Company, Mr. Coughlan is entitled to receive one year of salary continuation, an annual incentive bonus in the amount of 100% of his annual base salary, 100% acceleration of vesting of all outstanding equity awards and certain other benefits. The agreement restricts the executive from competing with the Company during and for a period of one year beyond employment with the Company, and restricts the executive from disclosing certain confidential information. Under Mr. Coughlan’s employment agreement: “cause” generally means conviction of a felony, material dishonesty, gross negligence or willful misconduct; “good reason” generally means diminution of position, duties, salary, equity awards or overall benefits; and a “change of control” generally means the sale or transfer of 55% or more of the Company’s outstanding capital stock, a change in the majority of members of the Board of Directors, or a sale of all or substantially all of the assets of the Company.

The Company has executed severance agreements with its other executive officers. Under the severance agreement with Mr. Chamberlain, he is entitled to one year of salary continuation, in addition to certain other benefits, in the event that the Company terminates his employment without cause within six months following a change of control of the Company. Under the severance agreement with Mr. Tuttle, he is entitled to one year of salary continuation, in addition to certain other benefits, in the event that (a) the Company terminates his employment without cause (whether or not a change of control of the Company has occurred) or (b) he terminates employment for good reason within six months after a change of control. Under those agreements, “cause” generally means conviction of a felony or gross misdemeanor, fraud, misappropriation or breach of material obligations to the Company; a “change of control” generally means the sale or transfer of 55% or more of the Company’s outstanding capital stock, a change in the majority of members of the Board of Directors, or a sale of all or substantially all of the assets of the Company; and under Mr. Tuttle’s agreement, “good reason” generally means an assignment inconsistent with his position, duties, responsibilities and status.

The Company’s Named Executive Officers are eligible to participate in the Company’s 401(k) Profit Sharing Plan on the same basis as all other full-time employees.

Director Compensation

For fiscal 2012, the non-employee directors received the following total compensation:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($) (1)	Option Awards ($) (2)	Total ($)
Mark E. Claeys	—	—	—	—
Donald R. Dixon	—	6,650	5,200	11,850
Thomas G. Hudson	15,000	6,650	5,200	26,850
Roger W. Kleppe	15,000	6,650	5,200	26,850
Chad M. Lindbloom	15,000	6,650	5,200	26,850
Christopher P. Marshall (3)	—	6,650	5,200	11,850
Michael J. Paxton	15,000	6,650	5,200	26,850
Karen T. Van Lith	15,000	6,650	5,200	26,850

(1)
Valuation of stock and option awards is based on the aggregate grant date fair value. See Note 8, Stock-Based Compensation, to the Company’s audited consolidated financial statements included in the Annual Report on Form 10-K for the fiscal year ended September 30, 2012 for a description of the assumptions used.

(2)
Total options outstanding at September 30, 2012: Donald R. Dixon – 25,000 options; Thomas G. Hudson – 36,250 options; Roger W. Kleppe – 45,000 options; Chad M. Lindbloom – 35,000 options; Christopher P. Marshall – 45,000 options; Michael J. Paxton – 35,000 options; and Karen T. Van Lith – 25,000 options.

(3)
Prior to the 2010 Annual Meeting of Shareholders, all options and stock awards were granted to Mr. Marshall in his capacity as a director nominated to the Board of Directors by Trident Capital. Such options and restricted stock awards are held directly by Mr. Marshall solely for the benefit of Trident Capital pursuant to the terms of Trident Capital’s operating agreement. Mr. Marshall disclaims beneficial ownership of all such options and restricted stock awards and of any shares of Common Stock that may be issuable upon the exercise thereof.

Non-employee directors (except Mr. Claeys, the JDSTG director, Mr. Dixon, the Series B Preferred Stock director and Mr. Marshall, the Series G Preferred Stock director), receive $15,000 annually to serve on the Board of Directors. This amount may be prorated based on actual time served on the Board of Directors during the fiscal year.

Each non-employee director (except Mr. Claeys, the JDSTG director) receives upon re-election at each Annual Meeting of Shareholders a 10,000-share stock option grant and a 5,000-share stock award, both pursuant to the Company’s 2007 Long-Term Incentive and Stock Option Plan. This amount may be prorated based on actual time served on the Board of Directors during the fiscal year. The stock options are exercisable for ten years commencing at the date of grant at a price equal to the fair market value of the common stock on the date of grant. The stock award and stock options are fully vested at the time of award. At its discretion, the Company has the ability to offer a cash gross-up to offset the estimated tax liability incurred at the time of the stock award.

Each director is reimbursed by the Company for his or her actual out-of-pocket expenses for telephone, travel and miscellaneous items incurred on behalf of the Company.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Beneficial Ownership of Directors and Executive Officers

The following table sets forth as of January 21, 2013, the record and beneficial ownership of common stock held by (i) each person who is known by us to be the beneficial owner of more than 5.0% of our common stock; (ii) each of the current directors and nominees; (iii) each Named Executive Officer as defined in the section entitled “Executive Compensation”; and (iv) all of our executive officers and directors as a group.

Securities reported as “beneficially owned” include (a) securities over which the named person may exercise voting power or investment power, alone or with others, and (b) the number of shares that the named person has the right to acquire within sixty (60) days after January 21, 2013.

	Number of Shares Owned (1)(2)		Percentage (3)
John J. Coughlan (4)(5)	1,429,715		12.2%
Mark E. Claeys (4)(5)	—		*
Donald R. Dixon (4)(5)(6)	8,026,487	(12)(13)	42.7%
Thomas G. Hudson (4)(5)	80,225		*
Roger W. Kleppe (4)	161,210		0.015
Chad M. Lindbloom (4)	52,500		*
Christopher P. Marshall (4)(5)(7)(8)	11,969,266	(14)(15)(16)(17)	52.6%
Michael J. Paxton (4)(5)	59,999		*
Karen T. Van Lith (4)(5)	37,500		*
Steven M. Chamberlain (9)	50,000		*
Odell R. Tuttle	73,006		*
Scott G. Christain (10)	20,250		*
All executive officers, current directors and director nominees as a group (15 persons)	22,050,317		68.9%
Technology Crossover Management VII, Ltd. 528 Ramona Street Palo Alto, CA 94301	11,954,166	(14)(15)(16)	52.5%
Trident Capital Management-V, LLC (11) 505 Hamilton Avenue, Suite 200 Palo Alto CA 94301	8,026,487	(12)(13)	42.7%
John Deere Special Technologies Group, Inc. (11) 300 Grimes Bridge Road Roswell GA 30075	2,144,060		19.8%

*	Indicates ownership of less than 1.0%.

(1)
Includes shares of common stock issuable under options exercisable within 60 days of January 21, 2013 as follows: John J. Coughlan – 810,463 shares; Donald D. Dixon – 25,000 shares; Thomas G. Hudson – 36,250 shares; Roger W. Kleppe – 45,000 shares; Chad M. Lindbloom – 35,000 shares; Christopher P. Marshall – 45,000 shares; Michael J. Paxton – 35,000 shares; Karen T. Van Lith – 25,000 shares; Steven M. Chamberlain – 35,000 shares; Odell R. Tuttle – 51,802 shares; Scott G. Christian – 0 shares: all executive officers, directors and director nominees as a group – 1,206,993 shares.

(2)
Includes shares of common stock issuable upon conversion of Series F Preferred Stock and exercise of related warrants as follows: John J. Coughlan – 5,857 shares; all executive officers, directors and director nominees as a group – 5,857.

(3)
Any securities not outstanding that are subject to options, warrants, rights or conversion privileges are deemed to be outstanding for the purpose of computing the percentage of outstanding common stock owned by such holder, but not outstanding for the purpose of computing the percentage of common stock owned by any other holder.

(4)	Currently a director.

(5)	Nominee for election as director.

(6)
Nominee of the holders of the Series B Preferred Stock, which is exclusively held by the entities affiliated with Trident Capital Management – V, LLC (collectively, “Trident Capital”), who are also the holders of our Series C and Series D Preferred Stock and a portion of our Series F and Series G Preferred Stock. As holders of Series B Preferred Stock, the Trident Capital entities are entitled to vote for up to two directors as a class so long as they hold at least 325,000 shares of Series B Preferred Stock. Trident Capital has designated only one nominee for election at the Annual Meeting of Shareholders.

(7)
Nominee of holders of the Series G Preferred Stock. Holders of Series G Preferred Stock are entitled to vote for one director as a class so long as there remain at least 2,500,000 shares of Series G Preferred Stock outstanding.

(8)
Mr. Marshall is a Class A Director of Technology Crossover Management VII, Ltd. (collectively, “TCV”), a Cayman Islands exempted company. Technology Crossover Management VII, L.P., a Cayman Islands exempted limited partnership (“Management VII”) is the direct general partner of TCV VII, L.P., a Cayman Islands exempted limited partnership (“TCV VII”) and TCV VII (A), L.P., a Cayman Islands exempted limited partnership (“TCV VII (A)”). TCV is the direct general partner of Management VII, the ultimate general partner of TCV VII and TCV VII (A), and a general partner of TCV Member Fund, L.P., a Cayman Islands exempted limited partnership (“Member Fund”). Each of TCV, Management VII and Mr. Marshall disclaim beneficial ownership of such securities held by TCV VII, TCV VII (A) and Member Fund, except to the extent of their respective pecuniary interest therein.

(9)
Mr. Chamberlain joined XRS in February 2012 as Executive Vice President of Field Operations. In January 2013, Mr. Chamberlain began a new position with the Company and is no longer an executive officer.

(10)	Mr. Christian is the former Chief Financial Officer of the Corporation. Mr. Christian’s beneficial ownership has been reported as of the last date of his employment, June 22, 2012.

(11)
Trident Capital has entered into an Amended and Restated Voting Agreement with John Deere Special Technologies Group, Inc. (“JDSTG”) whereby JDSTG, among other things, (a) agrees to vote for the Series B Preferred Stock nominee(s) for director, at such time as Trident Capital no longer holds a sufficient number of shares of Preferred Stock to elect two directors as a separate class, but only for so long as Trident Capital owns at least 800,000 shares of Common Stock (directly or by ownership of Preferred Stock on an as-converted to Common Stock basis), and (b) grants Trident Capital a right of first refusal to acquire a portion of the shares of Common Stock held by JDSTG in the event that JDSTG determine to sell or transfer such shares in certain situations.

(12)
Includes 6,932,461 shares issuable upon conversion of Series B, Series C, Series D, Series F and Series G Preferred Stock and 1,024,026 shares issuable upon exercise of related warrants. The record holders of the shares underlying Preferred Stock and warrants to purchase common stock are set forth in the following table.

	Series B		Series C		Series D		Series F		Series G
	Preferred Stock	Warrants	Preferred Stock	Warrants	Preferred Stock	Warrants	Preferred Stock	Warrants	Preferred Stock	Warrants
Trident Capital Fund-V, L.P.	2,015,631	—	1,136,849	—	1,403,400	421,020	907,942	272,382	746,530	223,959
Trident Capital Fund-V Affiliates Fund, L.P.	11,715	—	6,607	—	8,156	2,447	5,277	1,583	4,338	1,301
Trident Capital Fund-V Affiliates Fund (Q), L.P.	11,179	—	6,305	—	7,783	2,335	5,036	1,511	4,140	1,242
Trident Capital Fund-V Principals Fund, L.P.	58,341	—	32,905	—	40,620	12,186	26,279	7,884	21,607	6,482
Trident Capital Parallel Fund-V, C.V.	153,134	—	86,370	—	106,621	31,986	68,980	20,694	56,716	17,014

(13)
Includes 12,500 shares of common stock awards and 20,000 options exercisable for shares of common stock (together, the “Trident Awards”), granted to Mr. Marshall in his capacity as a director nominated to the Board of Directors of the Company by Trident Capital, and the Trident Awards are held directly by Mr. Marshall solely for the benefit of Trident Capital pursuant to the terms of Trident Capital’s operating agreement in each case beneficially owned by Trident Capital. Mr. Marshall disclaims beneficial ownership of the Trident Awards and of any shares of common stock that may be received upon the conversion or exercise of any Trident Awards, except to the extent of his pecuniary interest therein.

(14)
Does not include 12,500 shares of common stock awards and 20,000 options exercisable for shares of common stock (together, the “Trident Awards”), in each case beneficially owned by Trident Capital. The Trident Awards were granted to Mr. Marshall in his capacity as a director nominated to the Board of Directors of the Company by holders of Series B Preferred Stock, and the Trident Awards are held directly by Mr. Marshall solely for the benefit of Trident Capital pursuant to the terms of Trident Capital’s operating agreement. Mr. Marshall disclaims beneficial ownership of the Trident Awards and of any shares of common stock that may be received upon the exercise thereof. In addition, Mr. Marshall is a former member of Trident Capital and, as such, has a continuing indirect interest in the Trident Securities held by Trident Capital. Mr. Marshall disclaims beneficial ownership of the Trident Securities and of any shares of common stock that may be received upon the conversion or exercise of any Trident Securities, except to the extent of his pecuniary interest therein.

(15)
Includes 9,166,666 shares issuable upon conversion of Series G Preferred Stock and 2,750,000 shares issuable upon exercise of related warrants. The record holders of the shares of Series G Preferred Stock and warrants to purchase common stock are set forth in the following table.

	Preferred Stock	Warrants
TCV VII, L.P.	5,996,276	1,798,883
TCV VII (A), L.P.	3,114,008	934,202
TCV Member Fund, L.P.	56,382	16,915

(16)
Includes 12,500 shares of common stock awards and 25,000 options exercisable for shares of common stock (together, the “TCV Awards”), in each case beneficially owned by TCV. The TCV Awards were granted to Mr. Marshall in his capacity as a director nominated to the Board of Directors of the Company by holders of the Series G Preferred Stock, and the TCV Awards are held directly by Mr. Marshall solely for the benefit of TCV pursuant to the terms of TCV’s operating agreement.

(17)	Includes 15,100 shares of common stock owned individually by Mr. Marshall.

Securities Authorized for Issuance Under Equity Compensation Plans

The Company maintains the 2002 Long-Term Incentive and Stock Option Plan and the 2007 Long-Term Incentive and Stock Option Plan. Set forth below is information as of September 30, 2012, regarding shares that may be issued under the plans

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders (1)	2,079,370	$2.75	1,107,725
Equity compensation not approved by security holders	—	—	—
Total	2,079,370	$2.75	1,107,725

(1)
The 2007 Plan has an evergreen provision in which the maximum number of shares that may be issued under the 2007 Plan shall be cumulatively increased on January 1, 2008, and on each January 1 thereafter for nine years by the lesser of (i) 500,000 Common Shares, (ii) 3.0% of the Company’s outstanding Common Shares, on an as-converted basis, as of the preceding December 31 and (iii) a number of Common Shares determined by the Board.

Item 13. Certain Relationships and Related Transactions, Director Independence

Director Independence

For information regarding director independence, please refer to Item 10 under the section titled “Directors, Executive Officers and Corporate Governance —Director Independence.”

Related Person Transactions

We have an unwritten policy of reviewing financial transactions in which we are a participant and in which a related person has a direct or indirect interest in the transaction involving at least $120,000 in value. For purposes of this policy, related persons include all of our directors and executive officers, any nominee for director, any immediate family member of a director, nominee for director or executive officer of the Company and any holder of more than 5% of our common stock, or an immediate family member of such holder. Generally, the Audit Committee of our Board of Directors has responsibility for reviewing such significant related party transactions. However, our Board of Directors may instead cause a special committee of directors to review such a transaction, provided that no member of the special committee has a direct or indirect interest in the transaction under review. Such a transaction will only be approved if the reviewing committee determines that the transaction is beneficial to the Company and the terms of the transaction are fair to us in light of all circumstances surrounding the transaction.

Certain Relationships and Related Person Transactions

As of January 21, 2013, JDSTG was the record holder of 2,144,060 shares of the Company’s common stock. Under the terms of a Stock Purchase Agreement between the Company and JDSTG, as amended, JDSTG has certain rights with respect to corporate actions, including the right to nominate and replace up to three members of our Board of Directors.

As of January 21, 2013, TCV held a substantial portion of our outstanding shares of Series G Preferred Stock, representing the right to vote 11,916,666 shares of our common stock on an as-converted basis. Under the terms of our Certificate of Designation of Preferences of Series G Preferred Stock, TCV (as the majority holder of our outstanding Series G Preferred Stock) has the right to nominate, replace and vote as a separate class with respect to a member of our Board of Directors. In addition, TCV has certain rights of first refusal on certain new equity issuances by us, which is intended to provide TCV with an opportunity to maintain its current ownership. A Voting Agreement among us, TCV and JDSTG is in place to further support certain of TCV’s rights.

Christopher P. Marshall, a member of our Board of Directors, is a general partner of an entity affiliated with TCV, which participated in the Series G Preferred Stock. Mr. Marshall is also a former managing director of Trident Capital and, therefore, was affiliated with Trident Capital until 2008. Mr. Marshall was named by TCV as its nominee for election to our Board of Directors at the Annual Meeting of Shareholders.

As of January 21,2013, Trident Capital held all of our outstanding shares of Series B, Series C and Series D Preferred Stock and portions of our outstanding shares of Series F and Series G Preferred Stock, representing the right to vote 7,956,487 shares of our commons stock on an as-converted basis. Under the terms of our Certificate of Designation of Preferences of Series B Preferred Stock, Trident Capital (as the sole holder of our outstanding shares of Series B Preferred Stock), has the right to nominate, replace and vote as a separate class with respect to up to two members of our Board of Directors. In addition, Trident Capital has certain rights of first refusal on certain new equity issuances by us, which is intended to provide Trident Capital with an opportunity to maintain its current ownership. An Amended and Restated Voting Agreement among us, JDSTG and Trident Capital is in place to further support certain of Trident Capital’s rights.

Donald R. Dixon, a member of our Board of Directors, is a Managing Director of entities affiliated with Trident Capital and was named by Trident Capital as its sole nominee for election to our Board of Directors at the Annual Meeting of Shareholders.

Item 14. Independent Registered Public Accounting Firm Fees and Services

Independent Registered Public Accounting Firm

The Audit Committee has selected Grant Thornton LLP as our independent registered public accounting firm, referred to herein as independent accountants, for the fiscal year ending September 30, 2013. Representatives of Grant Thornton LLP are expected to be present at our Annual Meeting of Shareholders to be held on March 8, 2013. They will have the opportunity to make a statement if they desire to do so and are expected to be available to respond to appropriate questions.

Audit Fees

Aggregate fees billed by Grant Thornton LLP in connection with the audit of our consolidated financial statements for the years ended September 30, 2012 and 2011, included in our report on Form 10-K, and for review of our quarterly consolidated financial statements included in our reports on Form 10-Q during each year, totaled $173,000 and $168,000, respectively. No leased personnel were utilized by Grant Thornton LLP in connection with any audit services provided to us.

Audit Related Fees

Aggregate fees billed by Grant Thornton LLP for audit related services during the fiscal years ended September 30, 2012 and 2011, totaled $10,000 and $10,000, respectively. Fees in fiscal 2012 and 2011 related to the audit of the Company’s 401(k) plan.

Tax Fees

There were no fees billed by Grant Thornton LLP for tax compliance, advisory and planning services during the fiscal years ended September 30, 2012 and 2011.

All Other Fees

Aggregate fees billed by Grant Thornton LLP for other products and services during the fiscal years ended September 30, 2012 and 2011, totaled $3,300 and $0 respectively. Fees in fiscal 2012 related to the use of an electronic research tool. There were no fees billed by Grant Thornton LLP during the fiscal years ended September 30, 2012 and 2011, for products and services provided other than those disclosed above.

Auditor Fees Pre-approval Policy

The Audit Committee has adopted a formal policy concerning approval of audit and non-audit services to be provided by the independent accountant to the Company. The policy requires that all services to be provided by Grant Thornton LLP, the Company’s independent accountant, including audit services and permitted audit-related and non-audit services in excess of $10,000, must be pre-approved by the Committee. The Committee approved all audit and non-audit services provided by Grant Thornton LLP during fiscal 2012.

PART IV

Item 15. Exhibits and Financial Statement Schedules

The following documents are filed as a part of this Amendment to our Annual Report on Form 10-K:

(a)	Financial Statements: Previously included in the Original Filing.

(b)
Financial Statement Schedules: The schedules are either not applicable or the required information is presented in the consolidated financial statements or notes thereto included in the Original Filing.

(c)	Exhibits: See the Exhibit Index immediately following the signatures to this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on or before January 28, 2013.

XRS Corporation

By:	/s/ John J. Coughlan
John J. Coughlan, Chairman, Chief Executive Officer and President (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment has been signed below by the following persons on behalf of the Company and in the capacities indicated on or before January 28, 2013.

/s/ John J. Coughlan	/s/ Michael W. Weber
John J. Coughlan, Chairman, Chief Executive Officer and President (Principal Executive Officer)	Michael W. Weber, Chief Financial Officer (Principal Financial and Accounting Officer)

*	*
Chad Lindbloom, Director	Thomas G. Hudson, Director

*	*
Christopher P. Marshall, Director	Roger W. Kleppe, Director

*	*
Mark E. Claeys, Director	Karen T. Van Lith, Director

*	*
Mark E. Claeys, Director	Michael J. Paxton, Director

*	John J. Coughlan, by signing his name hereto, does hereby sign this document on behalf of each of the above-named directors of the Company pursuant to powers of attorney duly executed by such persons.

By /s/ John J. Coughlan
John J. Coughlan
Attorney-in-Fact

Exhibit No.		Description of Exhibits	Filing Status

3.1		Fourth Amended and Restated Articles of Incorporation, as amended through August 13, 2012(35)	Incorporated by Reference
3.2		Bylaws, as amended through August 13, 2012(36)	Incorporated by Reference
4.1		Common Stock Warrant and Series C Preferred Stock Purchase Agreement dated September 7, 2005(1)	Incorporated by Reference
4.2		Common Stock Warrant and Series D Preferred Stock Purchase Agreement dated June 18, 2007 (2)	Incorporated by Reference
4.3		Form of Warrant issued to Trident Capital entities in connection with Common Stock Warrant and Series D Preferred Stock Purchase Agreement (3)	Incorporated by Reference
4.4		Common Stock Warrant issued to Silicon Valley Bank dated as of January 31, 2008 (4)	Incorporated by Reference
4.5		Common Stock Warrant issued to Partners for Growth II, L.P. dated as of January 31, 2008 (5)	Incorporated by Reference
4.6
Amended and Restated Investor Rights Agreement by and among the Company, Trident Capital Fund-V, L.P., Trident Capital Fund-V Affiliates Fund, L.P., Trident Capital Fund-V Affiliates Fund (Q), L.P., Trident Capital Fund-V Principals Fund, L.P. and Trident Capital Parallel Fund-V, C.V. dated as of February 12, 2009 (6)
Incorporated by Reference
4.7
Form of Warrants issued to each of Trident Capital Fund-V, L.P., Trident Capital Fund-V Affiliates Fund, L.P., Trident Capital Fund-V Affiliates Fund (Q), L.P., Trident Capital Fund-V Principals Fund, L.P., Trident Capital Parallel Fund-V, C.V., GW 2001 Fund, L.P., Weber Capital Partners II, L.P. and certain members of the Company's management (7)
Incorporated by Reference
10.1
Indemnification Agreement by and among the Company, Trident Capital, Inc., Trident Capital Fund-V, L.P, Trident Capital Fund-V Affiliates Fund, L.P., Trident Capital Fund-V Affiliates Fund (Q), L.P., Trident Capital Fund-V Principals Fund, L.P. and Trident Capital Parallel Fund-V, C.V. dated as of December 8, 2003 (8)
Incorporated by Reference
10.2	#	Director Indemnification Agreement dated as of December 8, 2003 (9)	Incorporated by Reference
10.3		Stock Purchase Agreement with John Deere Special Technologies Group, Inc. dated August 30, 2000 (10)	Incorporated by Reference
10.4		Registration Rights Agreement with John Deere Special Technologies Group, Inc. dated August 30, 2000 (11)	Incorporated by Reference
10.5		Amendment No. 1 to Stock Purchase Agreement dated as of October 31, 2000 (12)	Incorporated by Reference
10.6		Side Agreement with John Deere Special Technologies Group, Inc. dated December 28, 2000 (13)	Incorporated by Reference
10.7		Second Amendment to Stock Purchase Agreement with John Deere Special Technologies Group, Inc. dated December 4, 2009 (14)	Incorporated by Reference
10.8	#	2002 Long-Term Incentive and Stock Option Plan (15)	Incorporated by Reference
10.9	#	Form of Non-Qualified Stock Option Agreement for Directors pursuant to 2002 Long-Term Incentive and Stock Option Plan	Previously Filed
10.10	#	Incentive Stock Option Agreement with John J. Coughlan dated October 1, 2006 (16)	Incorporated by Reference
10.11	#	2007 Long-Term Incentive and Stock Option Plan, as amended and restated February 4, 2009 (17)	Incorporated by Reference
10.12	#	Form of Non-Qualified Stock Option Agreement for Directors pursuant to 2007 Long-Term Incentive and Stock Option Plan (18)	Incorporated by Reference
10.13	#	Form of Incentive Stock Option Agreement for Employees pursuant to 2007 Long-Term Incentive and Stock Option Plan (19)	Incorporated by Reference

Exhibit No.		Description of Exhibits	Filing Status

10.14	#	Form of Directors' Stock Award Agreement pursuant to 2007 Long-Term Incentive and Stock Option Plan	Previously Filed
10.15	#	Form of Restricted Stock Unit Award Agreement pursuant to 2007 Long-Term Incentive and Stock Option Plan	Previously Filed
10.16	#	Non-Qualified Stock Option Agreement with David Gagne dated January 1, 2007 (20)	Incorporated by Reference
10.17	#	Executive Employment Agreement with John J. Coughlan dated October 1, 2006 (21)	Incorporated by Reference
10.18	#	Severance Agreement with David Gagne dated May 7, 2009 (22)	Incorporated by Reference
10.19	#	Severance Agreement with Scott Christian dated April 21, 2011(23)	Incorporated by Reference
10.20	#	Severance Agreement with Odell Tuttle dated September 12, 2011	Previously Filed
10.21	#	Severance Agreement with Steve Chamberlain dated January 31, 2012	Previously Filed
10.22	#	Severance Agreement with Michael W. Weber dated October 5, 2012(24)	Incorporated by Reference
10.23		International Value Added Reseller Agreement with Orbcomm, Inc. dated July 31, 2006 (25)	Incorporated by Reference
10.24		Second Amendment to Custom Service Agreement with Sprint Solutions, Inc. dated October 26, 2006 (26)	Incorporated by Reference
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
Incorporated by Reference
10.26
Equity Purchase Agreement by and among the Company, Turnpike Global Technologies Inc., Turnpike Global Technologies LLC, the stockholders of Turnpike Global Technologies Inc., the members of Turnpike Global Technologies LLC, and Brendan Staub, as Sellers' Representative dated December 4, 2009 (28)
Incorporated by Reference
10.27
Note Purchase Agreement by and among the Company and TCV VII, L.P., TCV VII (A), L.P., TCV Member Fund, L.P., Trident Capital Fund-V, L.P., Trident Capital Fund-V Affiliates Fund, L.P., Trident Capital Fund-V Affiliates Fund (Q), L.P., Trident Capital Fund-V Principals Fund, L.P., Trident Capital Parallel Fund-V, C.V., and GW 2001 Fund, L.P. dated December 4, 2009 (29)
Incorporated by Reference
10.28		Investor Rights Agreement by and among the Company, TCV VII, L.P., TCV VII(A), L.P., and TCV Member Fund, L.P. dated December 4, 2009 (30)	Incorporated by Reference
10.29		Indemnification Agreement by and among the Company, TCV VII, L.P., TCV VII(A), L.P., and TCV Member Fund, L.P. dated December 4, 2009 (31)	Incorporated by Reference
10.30
Amended and Restated Voting Agreement by and among the Company, John Deere Special Technologies Group, Inc., Trident Capital Fund-V, L.P., Trident Capital Fund-V Affiliates Fund, L.P., Trident Capital Fund-V Affiliates Fund (Q), L.P., Trident Capital Fund-V Principals Fund, L.P., and Trident Capital Parallel Fund-V, C.V. dated December 4, 2009 (32)
Incorporated by Reference
10.31		Voting Agreement by and among the Company, John Deere Special Technologies Group, Inc., TCV VII, L.P., TCV VII (A), L.P., and TCV Member Fund, L.P. dated December 4, 2009 (33)	Incorporated by Reference
10.32		Loan and Security Agreement between Silicon Valley Bank and Xata Corporation dated as of February 24, 2012 (34)	Incorporated by Reference
21		List of Subsidiaries	Previously Filed

Exhibit No.	Description of Exhibits	Filing Status

23	Consent of Grant Thornton LLP, independent registered public accounting firm	Previously Filed
24	Powers of Attorney	Previously Filed
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.	Filed Electronically
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.	Filed Electronically
32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Previously Filed
32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Previously Filed
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
Previously Filed

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