Form 10-Q
period 2012-12-31
XRS Corp
filed 2013-02-12
CIK 854398

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________
Form 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2012

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from________ to ________

Commission File Number 0-27166
_______________________________________
XRS Corporation
(Exact name of registrant as specified in its charter)

Minnesota	41-1641815
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

965 Prairie Center Drive	(952) 707-5600
Eden Prairie, Minnesota, 55344	(Registrant's telephone number,
(Address of principal executive offices)	including area code)

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

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated File ☐	Smaller Reporting Company ☑

The number of shares of common stock outstanding on January 31, 2013 was 10,823,499.

		Page

PART I

Item 1.	Financial Statements:

	Consolidated Statements of Operations for the Three Months ended December 31, 2012 and 2011 (unaudited)	3

	Consolidated Statements of Comprehensive Income (Loss) for the Three Months ended December 31, 2012 and 2011 (unaudited)	4

	Consolidated Balance Sheets as of December 31, 2012 (unaudited) and September 30, 2012	5

	Consolidated Statements of Changes in Shareholders' Equity for the Three Months ended December 31, 2012 (unaudited) and the Twelve Months ended September 30, 2012	6

	Consolidated Statements of Cash Flows for the Three Months ended December 31, 2012 and 2011 (unaudited)	7

	Notes to the Unaudited Consolidated Financial Statements	8

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operation	19

Item 4.	Controls and Procedures	26

PART II

Item 1.	Legal Proceedings	27

Item 1A.	Risk Factors	27

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	27

Item 3.	Defaults Upon Senior Securities	27

Item 4.	Mine Safety Disclosures	27

Item 5.	Other Information	27

Item 6.	Exhibits	28

SIGNATURES		29

EXHIBITS

XRS Corporation
Consolidated Statements of Operations (Unaudited)

	For the Three Months Ended December 31,
(In thousands, except per share data)	2012	2011
Revenue
Software	$11,769	$11,686
Hardware systems	2,191	4,464
Services	235	451
Total revenue	14,195	16,601

Costs and expenses
Cost of goods sold	5,306	8,651
Selling, general and administrative	5,497	6,120
Research and development	3,050	3,488
Total costs and expenses	13,853	18,259

Operating income (loss)	342	(1,658)
Net interest and other expense	(18)	(111)

Income (loss) before income taxes	324	(1,769)
Income tax expense (benefit)	5	(100)

Net income (loss)	319	(1,669)

Preferred stock dividends	(58)	(56)
Preferred stock deemed dividends	—	50

Net income (loss) to common shareholders	$261	$(1,675)

Net income (loss) per common share:
Basic	$0.02	$(0.16)
Diluted	$0.01	$(0.16)

Weighted average common and common share equivalents:
Basic	10,809	10,675
Diluted	27,357	10,675

The accompanying notes are an integral part of the unaudited consolidated financial statements.

XRS Corporation
Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

	For the Three Months Ended December 31,
(In thousands)	2012	2011
Net income (loss)	$319	$(1,669)

Foreign currency translation adjustments	(270)	380

Comprehensive income (loss)	$49	$(1,289)

The accompanying notes are an integral part of the unaudited consolidated financial statements.

XRS Corporation
Consolidated Balance Sheets (Unaudited)

	December 31,	September 30,
(In thousands)	2012	2012
ASSETS
Current assets
Cash and cash equivalents	$6,398	$7,120
Accounts receivable, less allowances of $311 at December 31, 2012
and $314 at September 30, 2012	7,543	7,835
Inventories	3,684	3,811
Deferred product costs	784	770
Prepaid expenses and other current assets	1,348	1,406
Total current assets	19,757	20,942
Equipment, leased equipment and leasehold improvements, net	6,917	7,313
Intangible assets, net	5,987	6,487
Goodwill	17,082	17,288
Deferred product costs, net of current portion	369	425
Other assets	315	351
Total assets	$50,427	$52,806

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Revolving line of credit	$—	$2,300
Accounts payable	3,896	3,436
Accrued expenses	4,756	4,832
Deferred revenue	1,995	2,314
Total current liabilities	10,647	12,882
Deferred revenue, net of current portion	870	1,077
Deferred tax liabilities	—	9
Other long-term liabilities	252	314
Total liabilities	11,769	14,282
Shareholders' equity
Preferred stock, no par, 50,000 shares authorized; 16,750 shares designated; shares issued and outstanding: 16,493 at December 31,
2012 and September 30, 2012	44,275	44,292
Common stock, par value $0.01 per share; 100,000 shares authorized;
shares issued and outstanding: 10,814 at December 31, 2012 and
10,808 at September 30, 2012	108	108
Additional paid-in capital	50,139	49,979
Accumulated deficit	(57,058)	(57,319)
Accumulated other comprehensive income	1,194	1,464
Total shareholders' equity	38,658	38,524
Total liabilities and shareholders' equity	$50,427	$52,806

The accompanying notes are an integral part of the unaudited consolidated financial statements.

XRS Corporation
Consolidated Statements of Changes in Shareholders' Equity (Unaudited)

	Preferred Stock		Common Stock		Contingent Common Stock Earn-Out	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
(in thousands)	Shares	Amount	Shares	Amount
Balance as of September 30, 2011	16,426	$44,149	10,681	$107	$1,912	$47,249	$(47,103)	$372	$46,686
Stock-based compensation	—	—	—	—	—	789	—	—	789
Issuance of common stock for share-based compensation awards	—	—	113	1	—	(1)	—	—	—
Reversal of unearned common stock portion of contingent earn-out	—	—	—	—	(1,912)	1,912	—	—	—
Conversion of Series F preferred stock into common stock	(14)	(30)	14	—	—	30	—	—	—
Preferred stock dividends	81	223	—	—	—	—	(227)	—	(4)
Preferred stock deemed dividends	—	(50)	—	—	—	—	50	—	—
Comprehensive loss	—	—	—	—	—	—	(10,039)	1,092	(8,947)
Balance as of September 30, 2012	16,493	44,292	10,808	108	—	49,979	(57,319)	1,464	38,524
Stock-based compensation	—	—	—	—	—	160	—	—	160
Issuance of common stock for share-based compensation awards	—	—	6	—	—	—	—	—	—
Preferred stock dividends	—	(17)	—	—	—	—	(58)	—	(75)
Comprehensive income	—	—	—	—	—	—	319	(270)	49
Balance as of December 31, 2012	16,493	$44,275	10,814	$108	$—	$50,139	$(57,058)	$1,194	$38,658

The accompanying notes are an integral part of the unaudited consolidated financial statements.

XRS Corporation
Consolidated Statements of Cash Flows (Unaudited)

	For the Three Months Ended December 31,
(In thousands)	2012	2011
Operating activities
Net income (loss)	$319	$(1,669)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,690	1,955
Amortization of deferred financing costs	12	—
Deferred income taxes	(9)	—
Loss on sale or disposal of equipment and leased equipment	5	64
Stock-based compensation	160	249
Changes in assets and liabilities:
Accounts receivable, net	287	222
Inventories, net	117	115
Deferred product costs	42	79
Prepaid expenses and other assets	57	(109)
Accounts payable	230	(455)
Accrued expenses and other liabilities	(204)	74
Deferred revenue	(524)	(345)
Net cash provided by operating activities	2,182	180

Investing activities
Purchase of equipment and leasehold improvements	(613)	(907)
Proceeds from the sale of equipment	7	2
Net cash used in investing activities	(606)	(905)

Financing activities
Revolving line of credit	(2,300)	—
Payments on debt obligations	—	(512)
Net cash used in financing activities	(2,300)	(512)

Effects of exchange rate on cash	2	(4)

Decrease in cash and cash equivalents	(722)	(1,241)

Cash and cash equivalents
Beginning	7,120	12,407
Ending	$6,398	$11,166

The accompanying notes are an integral part of the unaudited consolidated financial statements.

XRS Corporation

Notes to the Unaudited Consolidated Financial Statements

Note 1. Summary of Significant Accounting Policies

XRS Corporation, formerly Xata Corporation, and its wholly owned subsidiary, Turnpike Global Technologies, Inc. (collectively, XRS Corporation or the Company) delivers fleet management and compliance software solutions to the commercial trucking industry to assist in maintaining regulatory compliance and controlling the operating costs associated with running a fleet using traditional on-board computers and mobile applications that run on smartphones, tablets and rugged handheld devices. XRS Corporation is a leader in the commercial trucking industry's migration to mobile solutions for collecting and analyzing fleet data, including U.S. Department of Transportation compliance data.

Basis of Presentation and Preparation

The accompanying unaudited consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Turnpike Global Technologies, Inc. Intercompany accounts and transactions have been eliminated. The preparation of these unaudited consolidated financial statements in conformity with the accounting principles generally accepted in the U.S. (GAAP) requires management to make estimates and assumptions that affect the amounts reported in these unaudited consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates. In the opinion of management, all adjustments necessary for a fair presentation of the consolidated results of operations and financial position for the interim periods have been made.

In addition, the unaudited consolidated financial statements were prepared in accordance with the requirements of the Securities and Exchange Commission for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP can be condensed or omitted. Therefore, these unaudited consolidated financial statements should be read in conjunction with the Company's annual consolidated financial statements and the notes thereto for the fiscal year ended September 30, 2012, included in its Annual Report on Form 10-K. Unless otherwise stated, references to particular years or quarters refer to the Company's fiscal years ended in September and the associated quarters of those fiscal years.

Goodwill and Intangible Assets

As of December 31, 2012, the carrying value of the Company’s goodwill and identifiable intangible assets was $23.1 million and represented 45.7 percent of total assets. If the Company experiences revenue declines, operating losses or does not meet operating forecasts, the Company may be subject to future impairments. Additionally, changes in assumptions regarding the future performance of the Company’s business or significant declines in the stock price or the market as a whole could result in additional impairment indicators. Because of the significance of the Company’s goodwill and identifiable intangible assets, any future impairment of these assets could have a material and adverse effect on the Company’s financial results.

Goodwill

Goodwill represents the excess of the cost of acquired businesses over the fair value of identifiable tangible net assets and identifiable intangible assets purchased. Goodwill is tested at least annually for impairment or more frequently if events or changes in circumstances indicate the asset might be impaired. The Company completed its annual impairment test on the first day of the fourth quarter of fiscal 2012 and concluded no impairment existed.

Intangible Assets

The Company’s definite-lived intangible assets include customer and reseller relationships, acquired technology and a trademark. Definite-lived intangible assets subject to amortization are evaluated for impairment whenever events or changes in circumstances occur that indicate that the carrying value of the asset or asset group may not be recoverable. The Company reviewed its definite-lived intangible assets for impairment during the third quarter of fiscal 2012 resulting in the Company recording an impairment charge of $3.5 million. The impairment charge was associated with a decline in the estimated fair value of acquired customer contracts originally recorded in conjunction with the acquisition of Geologic Solutions, Inc. (Geologic) driven by reductions in expected future cash flows. The fair value for the acquired customer contracts for which the carrying amount was not deemed to be recoverable was determined using the future discounted cash flows the assets were expected to generate.

Correction of Immaterial Errors Related to Prior Periods

During the first quarter of fiscal 2013, the Company determined that its previously issued consolidated financial statements contained an immaterial error related to the recording of forfeitures of equity awards on our stock-based compensation expense.

The Company concluded that the errors were not material to any of its prior period financial statements. Although the errors were immaterial to prior periods, the impact of the error to the statement of operations will be corrected in the second and third quarter of fiscal 2013. The Company did, however, correct the errors in the consolidated balance sheet and statement of shareholders' equity as of September 30, 2012 by revising certain account balances. The total effect of this revision to prior period consolidated financial statements was a decrease to additional paid-in capital and accumulated deficit in the accompanying consolidated balance sheet and statement of shareholders' equity of $247,000 over the amounts previously reported in the consolidated financial statements as of September 30, 2012.

These changes were as follows (in thousands):

	September 30, 2012
	As Reported	Adjustment	As Adjusted
Additional paid-in capital	$50,226	$(247)	$49,979
Accumulated deficit	(57,566)	247	(57,319)

This correction does not affect previously reported total shareholders' equity in the accompanying consolidated balance sheets and had no effect on the previously reported consolidated statements of operations, comprehensive loss or cash flows for the three months ended December 31, 2011.

Recently Issued Accounting Standards

There were no new accounting pronouncements issued or effective during the three months ended December 31, 2012 that have had or are expected to have a material impact on the consolidated financial statements.

Note 2. Net Income (Loss) Per Common Share

Basic income (loss) per common share is computed by dividing net income (loss) applicable to common shareholders by the weighted average number of common shares outstanding for the period. Generally, net income per diluted common share reflects the potential dilution that could occur if securities or other obligations to issue common stock such as options, restricted stock units, warrants or convertible preferred stock, were exercised or converted into common stock that then shared in the earnings of the Company. Net loss per diluted common share is equal to net loss per basic common share because the effect of including such securities or obligations would be antidilutive.

Net income (loss) per common share is based on weighted average shares outstanding as summarized in the following table (in thousands, except per share data):

	For the Three Months Ended December 31,
	2012	2011
Numerator:
Net income (loss) to common shareholders	$261	$(1,675)
Denominator:
Weighted average common shares, basic	10,809	10,675
Effect of preferred stock	16,493	—
Effect of restricted stock units	55	—
Weighted average common and common share equivalents, diluted	27,357	10,675

Net income (loss) per common share:
Basic	$0.02	$(0.16)
Diluted	$0.01	$(0.16)

There were no potentially dilutive securities excluded from the computation of net loss per diluted common share for the three months ended December 31, 2012. Potentially dilutive securities representing approximately 16.5 million shares of common stock outstanding for the three months ended December 31, 2011 were excluded from the computation of net loss per diluted common share because their effect would have been antidilutive.

Note 3. Revenue and Cost of Goods Sold Information

Revenue and cost of goods sold recorded in the accompanying unaudited consolidated statements of operations consist of (in thousands):

	For the Three Months Ended December 31,
	2012	2011
Revenue
Software	$11,769	$11,686
Hardware systems	2,191	4,464
Services	235	451
Total revenue	$14,195	$16,601

	For the Three Months Ended December 31,
	2012	2011
Cost of goods sold
Software	$3,051	$3,216
Hardware systems	1,733	4,766
Services	522	669
Total cost of goods sold	$5,306	$8,651

Software revenue includes monthly subscriptions from the XataNet and Turnpike solutions, embedded leasing charges on the Turnpike solution (where the customer selected the no upfront hardware cost option), monthly fees from the MobileMax solution and activation fees. Hardware systems revenue includes hardware with embedded firmware and, for the XataNet solution, software that can be hosted by the customer, warranty and repair revenue. Services revenue includes installation, implementation, training and professional services revenue.

Cost of software consists of communication costs, hosting costs, depreciation of Relay assets (formerly RouteTracker assets, where the customer selected the no upfront hardware cost option) and direct personnel costs related to network infrastructure, as well as Turnpike technical support. Cost of hardware systems consists of direct product costs, warranty costs and product repair costs, as well as direct personnel costs related to XataNet and MobileMax technical support. Cost of services consists of third-party vendor costs and direct costs related to services personnel.

Note 4. Supplemental Cash and Non-Cash Information

The following table summarizes supplemental cash flow and non-cash information (in thousands):

	For the Three Months Ended December 31,
	2012	2011
Supplemental cash flow disclosures:
Cash paid for interest	$5	$109
Cash paid for income taxes	22	13

Supplemental non-cash disclosures:
Relay assets (formerly RouteTracker assets) acquired under capital lease obligation	—	546
Preferred stock deemed dividends	—	(50)
Preferred stock dividends	58	56
Preferred stock dividends paid	—	110

Note 5. Equipment, Leased Equipment and Leasehold Improvements

Equipment, leased equipment and leasehold improvements consist of (in thousands):

	December 31,	September 30,
	2012	2012
Engineering and SaaS equipment	$11,505	$11,434
Relay assets (formerly RouteTracker assets)	7,845	7,089
Leasehold improvements	2,676	2,678
Office furniture and equipment	898	900
Assets not placed in service	102	102
Equipment, leased equipment and leasehold improvements, gross	23,026	22,203
Accumulated depreciation	(16,109)	(14,890)
Equipment, leased equipment and leasehold improvements, net	$6,917	$7,313

Depreciation recorded in the accompanying unaudited consolidated statements of operations consists of (in thousands):

	For the Three Months Ended December 31,
	2012	2011
Depreciation recorded in:
Cost of goods sold	$646	$888
Selling, general and administrative expense	376	377
Research and development expense	208	5
Total depreciation of equipment, leased equipment and leasehold improvements	$1,230	$1,270

The total amount of assets under capital lease and held by the Company included in equipment, leased equipment and leasehold improvements in the accompanying unaudited consolidated balance sheets was $31,000 as of December 31, 2012 and September 30, 2012. Related accumulated depreciation for these assets was $26,000 and $24,000 as of December 31, 2012 and September 30, 2012, respectively.

Note 6: Goodwill and Intangible Assets

The following table summarizes the changes in goodwill (in thousands):

Balance as of September 30, 2012	$17,288
Foreign currency translation adjustment	(206)
Balance as of December 31, 2012	$17,082

Definite-lived intangible assets subject to amortization were as follows as of December 31, 2012 (in thousands):

	Weighted Average Life (Years)	Cost	Accumulated Amortization	Foreign Currency Translation Adjustment	Net
Acquired customer contracts	7.8	$11,400	$(8,567)	$85	$2,918
Acquired technology	7.0	2,700	(1,254)	166	1,612
Reseller relationships	6.0	1,500	(813)	91	778
Trademark	10.0	900	(293)	57	664
Other intangible assets	7.0	49	(34)	—	15
Total	7.7	$16,549	$(10,961)	$399	$5,987

Amortization of definite-lived intangible assets recorded in the accompanying unaudited consolidated statements of operations consists of (in thousands):

	For the Three Months Ended December 31,
	2012	2011
Amortization recorded in:
Cost of goods sold	$103	$100
Selling, general and administrative expense	333	572
Total amortization of definite-lived intangible assets	$436	$672

Future amortization expense as of December 31, 2012 is expected to be as follows (in thousands):

Years ending September 30,
Remainder of 2013	$1,306
2014	1,742
2015	1,736
2016	831
2017	165
Thereafter	207
Total	$5,987

Note 7. Financing Arrangements

Effective February 24, 2012, the Company entered into a two-year Loan and Security Agreement with Silicon Valley Bank consisting of a $8.0 million revolving line of credit bearing interest at a floating rate equal to either 1.0 percent over the prime rate, provided certain liquidity conditions are met, or 1.5 percent over the prime rate. Interest is paid monthly, and the entire amount of any outstanding principal is due at maturity on February 24, 2014. Amounts borrowed under the revolving line of credit are secured by substantially all of the personal property of the Company and generally may be repaid and reborrowed at any time before maturity. The balance of the revolving line of credit in the accompanying unaudited consolidated balance sheets was $0 and $2.3 million as of December 31, 2012 and September 30, 2012, respectively.

The Loan and Security Agreement contains customary representations, warranties, covenants and events of default including, without limitation, covenants restricting the Company’s ability to incur indebtedness and liens, to declare and pay cash dividends and to merge or consolidate with another entity, and also contains a lockbox arrangement and subjective acceleration clause. The Loan and Security Agreement also includes financial covenants requiring the Company to maintain a minimum tangible net worth and adjusted quick ratio. The Company was in compliance with these covenants as of December 31, 2012.

Note 8. Stock-Based Compensation

The Company had 783,331 shares authorized and available for future equity awards as of December 31, 2012. Equity awards granted are deducted from the shares available for grant under the Company's 2007 Long-Term Incentive and Stock Option Plan. Similarly, equity awards canceled are added back to the shares available for grant under the Company's stock plans.

Stock Options

The following table summarizes information related to stock option grants (number of shares in thousands):

	For the Three Months Ended December 31,
	2012	2011
Number of shares granted	275	123
Weighted-average grant date fair value	$0.41	$0.58

The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model using the following weighted average assumptions for grants:

	For the Three Months Ended December 31,
	2012	2011
Risk-free interest rate	1.08%	1.44%
Expected stock price volatility	49.99%	41.67%
Expected lives (in years)	6.0	6.0
Expected dividend yield	—	—

The following tables summarizes information relating to stock option activity (in thousands, except per share and weighted average remaining contractual life data):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Options outstanding at September 30, 2012	2,079	$2.75	7.3
Granted	275	0.69
Expired	(9)	2.00
Forfeited	(13)	2.85
Options outstanding at December 31, 2012	2,332	$2.51	7.4	$—
Options exercisable at December 31, 2012	1,293	$3.32	6.0	$—
Options expected to vest after December 31, 2012	1,039	$1.51	9.0	$—

Aggregate intrinsic value represents the Company’s closing stock price on the last trading day of the fiscal period in excess of the exercise prices multiplied by the number of options outstanding, exercisable or expected to vest. The Company’s options maintained no intrinsic value at December 31, 2012 as the stock price on the last trading day of the fiscal period was equal to or lower than the exercise prices of all options outstanding, exercisable and expected to vest at December 31, 2012.

The following table summarizes stock option information by exercise price range as of December 31, 2012 (number of shares in thousands):

	Options Outstanding			Options Exercisable
Range of exercise price	Number of Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
$0.69	275	9.9	$0.69	—	0.0	$—
1.20 - 1.85	646	9.1	1.35	114	9.0	1.37
2.00 - 2.99	951	7.0	2.66	725	6.7	2.61
3.00 - 3.94	87	6.4	3.31	81	6.4	3.32
4.33 - 4.88	35	3.6	4.64	35	3.6	4.64
5.03 - 5.40	338	3.8	5.36	338	3.8	5.36
	2,332	7.4	$2.51	1,293	6.0	$3.32

As of December 31, 2012, there was $0.3 million of total unrecognized compensation costs related to stock option awards. The Company will recognize these costs over the remaining vesting periods of these options. The weighted average period over which the costs will be recognized is 1.8 years.

Restricted Stock Units

The following table summarizes information relating to restricted stock unit activity (in thousands, except per unit data):

	Number of Units	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Restricted stock units outstanding at September 30, 2012	426	$1.95
Granted	75	0.69
Settled	(6)	2.60
Forfeited	(4)	2.85
Restricted stock units outstanding at December 31, 2012	491	$1.74	$299
Restricted stock units vested and unsettled at December 31, 2012	122	$2.46	$75
Restricted stock units expected to vest after December 31, 2012	369	$1.51	$225

Aggregate intrinsic value represents the Company’s closing stock price on the last trading day of the fiscal period multiplied by the number of restricted stock units outstanding, vested and unsettled or expected to vest.

The total fair value of restricted stock units vested during the three months ended December 31, 2012 was $24,000. As of December 31, 2012, there was $0.3 million of total unrecognized compensation costs related to restricted stock units. The Company will recognize these costs over the remaining vesting periods of these units. The weighted average period over which the costs will be recognized is 1.7 years.

Common Stock Warrants

There were 4,362,000 common stock warrants outstanding and exercisable as of December 31, 2012. The outstanding warrants as of December 31, 2012 have a weighted average exercise price of $3.05 and a weighted average remaining life of 3.3 years. There was no warrant activity during the three months ended December 31, 2012.

Note 9. Shareholders’ Equity

Common Stock

The Company is authorized to issue up to 100,000,000 shares of common stock.

Preferred Stock

The Company has authorized an undesignated class of preferred stock of 50,000,000 shares. The Board of Directors can issue preferred stock in one or more series and fix the terms of such stock without shareholder approval. Preferred stock may include the right to vote as a series on particular matters, preferences as to dividends and liquidation, conversion and redemption rights and other preferential provisions. Each share of preferred stock is convertible into one share of the Company's common stock.

The following table summarizes information related to each of the Company's designated series of preferred stock (number of shares in thousands):

	Shares Designated	Issuance or Sale Price	Shares Issued and Outstanding
			December 31, 2012	September 30, 2012
Series B	2,250	$2.54	2,250	2,250
Series C	1,400	3.94	1,269	1,269
Series D	1,600	3.83	1,567	1,567
Series F	1,400	2.22	1,340	1,340
Series G	10,100	3.00	10,067	10,067
Total preferred stock	16,750		16,493	16,493

In fiscal 2012, the Company issued 81,000 shares of Series B Preferred Stock to Trident Capital Management-V, LLC for payment of accrued dividends. Based on the market value of the Company’s common stock on the date of the dividend payment, the payment of the dividend in additional shares of Series B Preferred Stock resulted in a non-cash dividend of $0.2 million in fiscal 2012.

Note 10. Fair Value

The Company maintained certain assets which were measured at fair value on a recurring and non-recurring basis as of December 31, 2012. There were no material transfers between levels of the fair value hierarchy during the three months ended December 31, 2012.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Money Market Funds

The Company maintained money market funds, included in cash and cash equivalents in the accompanying unaudited consolidated balance sheets, of $6.2 million and $8.4 million as of December 31, 2012 and September 30, 2012, respectively. The valuation techniques used to measure the fair value of the Company’s money market funds, classified as Level 1, were derived from quoted market prices as substantially all of these instruments have maturity dates (if any) within three months from the date of purchase, and active markets for these instruments exist.

Assets Measured at Fair Value on a Non-Recurring Basis

Definite-Lived Intangible Assets

In the third quarter of fiscal 2012, the Company recorded an impairment charge of $3.5 million to reduce the carrying value to fair value of acquired customer contracts originally recorded in conjunction with the 2008 acquisition of Geologic. The Company’s assessment of definite-lived intangible assets for impairment included the use of Level 2 (discount rate) and Level 3 (expected future cash flows) inputs. The following table summarizes the change in the net balance of the aforementioned acquired customer contracts, classified as Level 3 and included in intangible assets, net in the accompanying unaudited consolidated balance sheets (in thousands):

Balance as of September 30, 2011	$7,313
Amortization	(1,444)
Impairment charge	(3,500)
Balance as of September 30, 2012	$2,369
Amortization	(178)
Balance as of December 31, 2012	$2,191

Note 11. Commitments and Contingencies

Legal

The Company is the subject of various pending or threatened legal actions and proceedings, including those that arise in the ordinary course of our business. Such matters are subject to many uncertainties and to outcomes that are not predictable with assurance and that may not be known for extended periods of time. The Company records a liability in its consolidated financial statements for costs related to claims, including settlements and judgments, where the Company has assessed that a loss is probable and an amount can be reasonably estimated.

On April 20, 2011, PJC Logistics, LLC (the plaintiff) named Xata Corporation (now XRS Corporation) (collectively the parties) as a defendant in a lawsuit in the U.S. District Court, Northern District of Texas. The plaintiff alleged XRS Corporation created and sold electronic position-based fleet management and tracking systems that infringed on the plaintiff's patents, which expired in April 2012. Previously, the plaintiff had named 241 trucking companies in various lawsuits across the U.S. alleging the companies used the systems complained of by the plaintiff. Some of these companies are, or were, customers of XRS Corporation, and the Company was obligated to defend the cases under the indemnification sections of customer contracts. The Company successfully sought to have all cases consolidated in the U.S. District Court of Minnesota. In January 2013, the plaintiff and the Company entered into a settlement agreement, which included a one-time payment by the Company included in accrued expenses in the accompanying unaudited consolidated balance sheets, in consideration for a paid up license and release of all claims against the Company and its customers.

On December 16, 2009, eight plaintiffs filed a lawsuit in the U.S. District Court for the Western District of North Carolina (Durkee v. C.H. Robinson Worldwide, Inc. et al.) against eleven defendants, including Xata Corporation (now XRS Corporation), seeking damages arising from a motor vehicle collision that occurred on July 1, 2008. On June 4, 2010, a second case pertaining to this motor vehicle collision was filed in the same court (Bailey v. Estate of Carroll Jett et al.) against twelve defendants, including the Company. The plaintiffs in both of these cases allege that the motor vehicle collision and the resulting personal injuries and other damages were caused by the driver of a truck who was texting with a MobileMax device supplied by the Company. The plaintiffs in both cases sought joint and several liability from each defendant for alleged personal injury damages in an unspecified amount. In January 2011, the U.S. District Court dismissed all of the claims in both cases against the Company and its subsidiary on the grounds that the supplier of a mobile communication device is not liable for damages caused by an admittedly negligent driver using that device. The plaintiffs appealed the U.S. District Court's dismissal of the Company, and that appeal was dismissed by the U.S. District Court on January 2, 2013. On January 15, 2013, the plaintiffs filed a petition for a rehearing on the dismissal. The plaintiffs have settled both the Durkee and Bailey cases with all of the other defendants. The Company's insurance carrier has accepted coverage of the Company in the Durkee and Bailey cases.

Note 12. Income Taxes

The Company's effective tax rate was 1.6 percent for the first quarter of fiscal 2013, compared to 6.6 percent for the same period in fiscal 2012. The lower tax rate for first quarter of fiscal 2013 was attributable to the Company's Canadian subsidiary qualifying for certain refundable credits coupled with the recording of a valuation allowance to the extent of the Company's Canadian deferred tax assets.

The Company does not have objectively verifiable positive evidence of future taxable income; accordingly, the Company concluded that a valuation allowance of the Company's deferred tax assets is appropriate. The realization of the deferred tax assets is dependent on future taxable income during the periods when deductible temporary differences and carryforwards are expected to be available to reduce taxable income. The amount of the net deferred tax asset considered realizable could be increased in the future if the Company maintains profitability and it becomes more likely than not that these amounts would be realized. As of September 30, 2012, the Company had federal net operating loss carryforwards and tax credit carryforwards available for use of $42.2 million and $2.8 million, respectively.

Note 13. Impairment and Business Realignment Charges

In the third and fourth quarters of fiscal 2012, the Company incurred a total of $6.0 million in impairment and business realignment charges related to the transition to mobile-based platforms. The business realignment involved the elimination of 29 positions.

The following table summarizes the impairment and business realignment charges recorded in the third and fourth quarters of fiscal 2012 (in thousands):

Included in cost of goods sold:
Write-off of excess and obsolete inventory	$836
Accelerated depreciation of Relay assets (formerly RouteTracker assets)	404
Inventory purchase commitment termination costs	398
Included in selling, general and administrative expenses:
Employee separation costs	781
Included in research and development expenses:
Employee separation costs	80
Impairment of intangible asset	3,500
Total business realignment costs	$5,999

Business realignment accrual activity included in the accompanying unaudited consolidated balance sheets was as follows (in thousands):

Balance as of September 30, 2011	$—
Costs incurred	1,259
Cash payments and other	(759)
Balance as of September 30, 2012	$500
Costs incurred	—
Cash payments and other	(275)
Balance as of December 31, 2012	$225

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Statements

Except for the historical information contained herein, the matters discussed in this Report on Form 10-Q are forward-looking statements involving risks and uncertainties that could cause actual results to differ materially from those in such forward-looking statements. Numerous factors, risks and uncertainties affect the Company's operating results and could cause the Company's actual results to differ materially from forecasts and estimates or from any other forward-looking statements made by, or on behalf of, the Company, and there can be no assurance that future results will meet expectations, estimates or projections. Risks and uncertainties include, but are not limited to, the following:

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

Further information regarding these and other risks is included in “Risk Factors” in Part 1, Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2012, in this Form 10-Q and in our other filings we make with the Securities and Exchange Commission.

Overview

XRS Corporation, formerly Xata Corporation, and its wholly owned subsidiary, Turnpike Global Technologies, Inc. (collectively, XRS Corporation, the Company, we, our or us) delivers fleet management and compliance software solutions to the commercial trucking industry to assist in maintaining regulatory compliance and controlling the operating costs associated with running a fleet using traditional on-board computers and mobile applications that run on smartphones, tablets and rugged handheld devices. XRS Corporation is a leader in the commercial trucking industry's migration to mobile solutions for collecting and analyzing fleet data, including U.S. Department of Transportation (DOT) compliance data.

The Company's solutions include:

•	XataNet: a fleet optimization and compliance solution focused on addressing the needs of fleets to manage compliance risks and maximize the performance of their fleet.

•	Turnpike: a mobile fleet optimization and compliance solution that uses a monthly subscription model with no upfront hardware fees.

•	MobileMax: a mobile communication platform for the for-hire market with integrated back-office systems.

The Company's strong foundation with electronic driver logs, being a leading company to introduce fully DOT-compliant automated on-board recording device solutions for the tracking of hours of service, has allowed us to establish a customer base consisting of over 1,400 customers and 114,000 subscribers who utilize compliance, fleet performance and driver workflow solutions. In fiscal 2012, we changed our name from Xata Corporation to XRS Corporation (Xata Road Science), reflecting our commitment to the mobile market, our next generation of products and addressing the compliance and performance needs of our customers.

The acquisition of Turnpike Global Technologies, Inc. in 2009 brought a customer base using mobile devices with the operating systems provided by Android, Blackberry and Windows Mobile. As nationwide adoption of mobile devices, and the overall growth of smartphone ownership increases, fleet owners and operators are looking to better leverage their mobile investments, including using them for driver-specific tasks. The Turnpike solution allows XRS Corporation to add fleet management to the overall power of the mobile solution with no upfront hardware costs. This also enables the Company's Turnpike solution to be sold as a bill-on-behalf-of relationship with communication service providers including AT&T, Sprint and Verizon.

Next Generation Solution

In fiscal 2013, we expect to introduce our next generation mobile solution, XRS. This new solution has been designed to address the needs of all sized fleets including owner/operators and small, medium and enterprise-sized fleets. The XRS mobile solution will use the subscription delivery model of Turnpike, with its simplified installation, no upfront hardware cost model and ease of use, paired with the enterprise reporting and operational metrics of XataNet. It will increase functionality of current offerings with dispatch management, workflow forms and interfacing with third-party systems. It is built using cloud-based technology allowing XRS to scale our technology operations to meet anticipated market demand.

Critical Accounting Policies

Our consolidated financial statements are prepared in accordance with the accounting principles generally accepted in the U.S. (GAAP) as set forth in the Financial Accounting Standards Board's Accounting Standards Codification (ASC) and consider the various staff accounting bulletins and other applicable guidance issued by the Securities and Exchange Commission. GAAP, as set forth within the ASC, requires us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements as well as the reported amounts of revenues and expenses during the periods presented. To the extent there are material differences between these estimates, judgments or assumptions and actual results, our consolidated financial statements will be affected. The accounting policies that reflect our more significant estimates, judgments and assumptions and which we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:

•	Revenue Recognition

•	Allowance for Doubtful Accounts

•	Goodwill and Intangible Assets

•	Warranties

•	Income Taxes

In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management's judgment in its application. There are also areas in which management's judgment in selecting among available alternatives would not produce a materially different result. Our senior management has reviewed these critical accounting policies and related disclosures with the Audit Committee of the Board of Directors. There were no changes to the Company's critical accounting policies during three months ended December 31, 2012. Please refer to Management's Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for our fiscal year ended September 30, 2012 for a more complete discussion of our critical accounting policies and estimates.

Results of Operations for the Three Months Ended December 31, 2012 and 2011

The following table includes detail of revenue and cost of goods sold (in thousands):

	For the Three Months Ended December 31,
	2012	2011
Revenue:
Software	$11,769	$11,686
Hardware systems	2,191	4,464
Services	235	451
Total revenue	$14,195	$16,601

	For the Three Months Ended December 31,
	2012	2011
Cost of goods sold:
Software	$3,051	$3,216
Hardware systems	1,733	4,766
Services	522	669
Total cost of goods sold	$5,306	$8,651

In the above table, the revenue and cost of goods sold detail for categories listed are defined as follows:

•
Software revenue includes monthly subscriptions from the XataNet and Turnpike solutions, embedded leasing charges on the Turnpike solution (where the customer selected the no upfront hardware cost option), monthly fees from the MobileMax solution and activation fees.

•	Hardware systems revenue includes hardware with embedded firmware and, for the XataNet solution, software that can be hosted by the customer, warranty and repair revenue.

•	Services revenue includes installation, implementation, training and professional services revenue.

•
Software cost of goods sold consists of communication costs, hosting costs, depreciation of Relay assets (formerly RouteTracker assets, where the customer selected the no upfront hardware cost option) and direct personnel costs related to network infrastructure, as well as Turnpike technical support.

•	Hardware systems cost of goods sold consists of direct product costs, warranty costs and product repair costs, as well as direct personnel costs related to XataNet and MobileMax technical support.

•	Services cost of goods sold consists of third-party vendor costs and direct costs related to services personnel.

Revenue

Total revenue of $14.2 million for the three months ended December 31, 2012 decreased 14.5 percent, compared to $16.6 million for the same period in fiscal 2012, reflecting decreased hardware systems and services revenue partially offset by increased software revenue. Software revenue for the three months ended December 31, 2012 increased 0.7 percent to $11.8 million from $11.7 million for the same period in fiscal 2012. Growth of 19.2 percent and 1.7 percent in Turnpike and XataNet revenue, respectively, drove the increase in software revenue. The continued demand for a mobile-based solution, coupled with an increased average rate per unit, fueled the continued growth in Turnpike software revenue year-over-year. Software revenue comprised 82.9 percent of total revenue for the three months ended December 31, 2012 compared to 70.4 percent for the same period in fiscal 2012.

Hardware systems revenue decreased 50.9 percent to comprise 15.4 percent of total revenue for the three months ended December 31, 2012, compared to 26.9 percent for the same period in fiscal 2012. This decline is attributable to decreased sales of XataNet hardware systems as adoption of the Turnpike no upfront hardware cost solution increased, which does not require the customer to purchase hardware.

Services revenue decreased 47.9 percent and represented 1.7 percent of total revenue for the three months ended December 31, 2012, compared to 2.7 percent for the same period in fiscal 2012. The continued shift in the Company's customer base to the Turnpike solution, which provides for self installation, drove the decrease.

Cost of Goods Sold and Gross Margin

Total cost of goods sold decreased 38.7 percent to $5.3 million for the three months ended December 31, 2012, compared to $8.7 million for the same period in fiscal 2012 in conjunction with decreased hardware systems revenue.

Software cost of goods sold of $3.1 million decreased 5.1 percent for the three months ended December 31, 2012, compared to $3.2 million for the same period in fiscal 2012. Software gross margin increased 1.6 percentage points to 74.1 percent of revenue for the three months ended December 31, 2012 from 72.5 percent for the same period in fiscal 2012. The improvement in software margins reflects an increase in the Company's blended rate per unit and decreased infrastructure costs.

Hardware systems cost of goods sold of $1.7 million decreased 63.6 percent for the three months ended December 31, 2012, compared to $4.8 million for the same period in fiscal 2012. Hardware systems gross margins improved by 27.7 percentage points to 20.9 percent of revenue for the three months ended December 31, 2012, compared to negative 6.8 percent for the same period in fiscal 2012. The improvement in hardware margins can be attributed to favorability in warranty activity and an increased volume of higher margin parts sales.

Services cost of goods sold of $0.5 million decreased 22.0 percent for the three months ended December 31, 2012, compared to $0.7 million for the same period in fiscal 2012. Service gross margins declined 73.8 percentage points to negative 122.1 percent of revenue for the three months ended December 31, 2012, compared to negative 48.3 percent for the same period in fiscal 2012. This decrease was primarily the result of the decline in higher margin installation revenue and lower utilization of services personnel as compared to the same period in fiscal 2012.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist of personnel costs for the Company's sales, client management and administration functions; sales commissions, marketing and promotional expenses; executive and administrative costs; and accounting and professional fees. Selling, general and administrative expenses were $5.5 million for the three months ended December 31, 2012, compared to $6.1 million for for the same period in fiscal 2012. A decrease in amortization and personnel expenses resulting from the third quarter of fiscal 2012 intangible asset impairment and business realignment events, respectively, served as the primary drivers behind the fiscal 2013 favorability.

Research and Development Expenses

Research and development expenses consist of personnel costs and expenses related to development of new solutions and added functionality on existing solutions. Research and development expenses were $3.1 million or 21.5 percent of revenue for the three months ended December 31, 2012, compared to $3.5 million or 21.0 percent of revenue for the same period in fiscal 2012. The consistency in research and development expenses is reflective of the Company's continued investment in the successful development and roll out of the new XRS mobile solution.

Net Interest and Other Expense

Net interest and other expense was $18,000 for the three months ended December 31, 2012, compared $0.1 million for the same period in fiscal 2012. There was no debt outstanding at December 31, 2012 as the Company utilized increased cash flow provided by operations to pay off the balance of the revolving line of credit. The decrease in net interest and other expense reflects lower interest expense resulting from lower average outstanding debt balances in combination with lower interest rates on the Company's revolving line of credit, compared to the capital lease facility previously used to finance certain equipment used in the Turnpike solution.

Income Taxes

The Company's effective tax rate was 1.6 percent for the first quarter of fiscal 2013, compared to 6.6 percent for the same period in fiscal 2012. The lower tax rate for first quarter of fiscal 2013 was attributable to the Company's Canadian subsidiary qualifying for certain refundable credits coupled with the recording of a valuation allowance to the extent of the Company's Canadian deferred tax assets.

The Company does not have objectively verifiable positive evidence of future taxable income; accordingly, the Company concluded that a valuation allowance of the Company's deferred tax assets is appropriate. The realization of the deferred tax assets is dependent on future taxable income during the periods when deductible temporary differences and carryforwards are expected to be available to reduce taxable income. The amount of the net deferred tax asset considered realizable could be increased in the future if the Company maintains profitability and it becomes more likely than not that these amounts would be realized. As of September 30, 2012, the Company had federal net operating loss carryforwards and tax credit carryforwards available for use of $42.2 million and $2.8 million, respectively.

Net Income (Loss) to Common Shareholders

Net income to common shareholders was $0.3 million for for the three months ended December 31, 2012, compared to a net loss to common shareholders of $1.7 million for the same period in fiscal 2012. Net income (loss) to common shareholders reflects preferred stock dividends and preferred stock deemed dividends of $58,000 and $6,000 for the three months ended December 31, 2012 and 2011, respectively.

Liquidity and Capital Resources

Operating activities provided $2.2 million of cash for the three months ended December 31, 2012, compared to $0.2 million for the same period in fiscal 2012. Net income of $0.3 million for the three months ended December 31, 2012, compared to a net loss of $1.7 million for the same period in fiscal 2012, served as the primary contributor to the increase.

Cash used in investing activities was $0.6 million for the three months ended December 31, 2012, compared to $0.9 million for the same period in fiscal 2012. For the three months ended December 31, 2012, $0.5 million of cash was used to purchase certain equipment used in the Turnpike solution rather than financing through a capital lease facility as was done in the comparable period in the prior year. Cash used in investing activities for the three months ended December 31, 2011 reflected the Company's investment in the Company's SaaS infrastructure.

Cash used in financing activities was $2.3 million for the three months ended December 31, 2012, which reflects the Company's decision to pay down all outstanding debt facilities, resulting in a debt-free balance sheet as of December 31, 2012. The Company recorded $0.5 million in cash used in financing activities in the same period in fiscal 2012, which represented payments on its capital lease facility then used to finance certain equipment used in the Turnpike solution.

Non-GAAP Financial Measures

The Company recorded free cash flow of $1.6 million for the three months ended December 31, 2012, an increase of $2.3 million as compared to negative free cash flow of $0.7 million for the same period in fiscal 2012. The increase in free cash flow was driven by net income of $0.3 million for the three months ended December 31, 2012, compared to a net loss of $1.7 million for the same period in fiscal 2012.

The following table is a reconciliation of free cash flow from net cash provided by operating and investing activities, which are the most directly comparable financial measures calculated in accordance with GAAP (in thousands):

	For the Three Months Ended December 31,
	2012	2011
Net cash provided by operating activities	$2,182	$180
Net cash provided by investing activities:
Purchase of equipment and leasehold improvements	(114)	(907)
Purchase of Relay assets (formerly RouteTracker assets)	(499)	—
Proceeds from the sale of equipment	7	2
Net cash provided by investing activities	(606)	(905)
Free cash flow	$1,576	$(725)

The improvement in free cash flow contributed to an improvement of $0.7 million in working capital to $10.3 million as of December 31, 2012.

The following table is a reconciliation of working capital from current assets and current liabilities, which are the most directly comparable financial measures calculated in accordance with GAAP (in thousands):

	December 31,	September 30,
	2012	2012
Current assets	$19,757	$20,942
Current liabilities	(10,647)	(12,882)
Net current assets	9,110	8,060
Current portion of deferred revenue net of deferred costs	1,211	1,544
Working capital	$10,321	$9,604

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

The Company believes that based on the current level of operations, cash flow from operations, existing funds, availability on its revolving line of credit and vendor terms will provide adequate cash to fund operating needs for the foreseeable future. If the Company does not generate anticipated cash flow levels, predictions regarding cash needs may prove inaccurate, and additional financing may be required.

XRS Corporation Series B Preferred Stock prohibits payment of dividends to the holders of any other capital stock unless and until the Company has paid dividends accrued on the Series B Preferred Stock, which pays a cumulative dividend of 4.0 percent per annum of the original issue price (payable semi-annually). At the option of the Series B Preferred Stockholders, such dividends are payable in additional shares of Series B Preferred Stock or cash. In fiscal 2012, the Company issued 81,000 shares of Series B Preferred Stock for payment of accrued dividends.

Recently Issued Accounting Standards

There were no new accounting pronouncements issued or effective during the three months ended December 31, 2012 that have had or are expected to have a material impact on the consolidated financial statements.

Item 4. Controls and Procedures.

Our principal executive officer and principal financial officer, or persons performing similar functions, carried out an evaluation of the effectiveness, as of December 31, 2012, of the design and operation of our disclosure controls and procedures (as defined in Exchange Rule 13a-15(e)). Based on this evaluation and due to the material weaknesses identified below, management concluded its disclosure controls and procedures were not effective at December 31, 2012.
In connection with the preparation of our financial statements as of and for the period ended December 31, 2012, our management identified a material weakness relating to the process and controls related to the recording of forfeitures of equity awards on our stock-based compensation expense. This material weakness did not result in any material adjustments to the Company's consolidated financial statements or notes thereto.
In response to the material weakness, we have taken remedial action to strengthen our existing internal controls and processes over the accounting for forfeitures. Starting with the quarter ending March 31, 2013, we will be (i) recording adjustments on the date of actual forfeiture, (ii) adjusting the expected forfeiture rate used in calculating stock-based compensation expense on our remaining unvested equity awards, when necessary, based on the significance of the current forfeiture activity and (iii) completing reviews of the forfeiture rates and adjustments. With the implementation of these corrective actions, we anticipate that the material weakness identified above will be deemed remediated as of the quarter ending June 30, 2013.
Changes in Internal Controls over Financial Reporting
As discussed in our Annual Report on Form 10-K for the year ended September 30, 2012, management's assessment identified a material weakness relating to the calculation of the reserve for excess and obsolete inventory.
During the quarter ended December 31, 2012, we took remedial action to strengthen our existing internal controls over the calculation and review of the reserve for excess and obsolete inventory by (i) adjusting the method of calculation of the reserve to include estimated usage as a consideration, but not a specific component of the calculation, thereby mitigating the risk of a release of a previously established reserve for inventory that remains on hand and (ii) requiring an additional level of approval of the reserve calculation. With the implementation of these corrective actions, we anticipate that the material weakness identified above will be deemed remediated as of the quarter ending March 31, 2013.
Other than as described above, no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended December 31, 2012 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

Refer to Note 11, Commitments and Contingencies, located in Part I, Item 1 of this form 10-Q.

Item 1A. Risk Factors

In addition to the other information set forth in this report and our other SEC filings, you should carefully consider the factors discussed under “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended September 30, 2012, as updated by our subsequent SEC filings, which could have a material impact on our business, financial condition or results of operations. The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business, financial condition or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

None.

Item 3. Exhibits

Exhibit No.		Description of Exhibits
3.1		Fourth Amended and Restated Articles of Incorporation, as amended through August 13, 2012 (1)
3.2		Bylaws, as amended through August 13, 2012 (2)
10.1	#	Severance Agreement with Michael W. Weber dated October 5, 2012 (3)
10.2	#	Severance Agreement with Bruce B. McPheeters dated November 2, 2012
31.1		Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1		Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2		Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following materials from XRS Corporation's Quarterly Report on Form 10-Q for the three months ended December 31, 2012 are furnished herewith, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Operations for the three months ended December 31, 2012 and 2011, (ii) the Consolidated Statements of Comprehensive Income for the three months ended December 31, 2012 and 2011, (iii) the Consolidated Balance Sheets as of December 31, 2012 and September 30, 2012, (iv) the Consolidated Statements of Changes in Shareholders' Equity for the three months ended December 31, 2012 and for the year ended September 30, 2012, (v) the Consolidated Statements of Cash Flows for the three months ended December 31, 2012 and 2011, and (vi) the Notes to the Consolidated Financial Statements.

Unless otherwise indicated, all documents incorporated into this Quarterly Report on Form 10-Q by reference to a document filed with the SEC pursuant to the Exchange Act are located under file number 0-27166.

#	Management contract, compensatory plan or arrangement required to be filed as an exhibit.

(1)	Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed August 13, 2012.

(2)	Incorporated by reference to Exhibit 3.2 to Current Report on Form 8-K filed August 13, 2012.

(3)	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed October 10, 2012.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: February 12, 2013		XRS Corporation
(Registrant)

	By:	/s/ Michael W. Weber
Michael W. Weber
Chief Financial Officer
(Signing as Principal Financial and Accounting Officer, and as Authorized Signatory of Registrant)