Form 10-Q
period 2013-03-31
XRS Corp
filed 2013-05-10
CIK 854398

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________
Form 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013

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

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated File ☐	Smaller Reporting Company ☑

The number of shares of common stock outstanding on May 8, 2013 was 10,853,803.

		Page

PART I

Item 1.	Financial Statements:

	Consolidated Statements of Operations for the Three and Six Months ended March 31, 2013 and 2012 (unaudited)	3

	Consolidated Statements of Comprehensive Loss for the Three and Six Months ended March 31, 2013 and 2012 (unaudited)	4

	Consolidated Balance Sheets as of March 31, 2013 (unaudited) and September 30, 2012	5

	Consolidated Statements of Changes in Shareholders' Equity for the Six Months ended March 31, 2013 (unaudited) and the Twelve Months ended September 30, 2012	6

	Consolidated Statements of Cash Flows for the Six Months ended March 31, 2013 and 2012 (unaudited)	7

	Notes to the Unaudited Consolidated Financial Statements	8

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operation	21

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	28

Item 4.	Controls and Procedures	28

PART II

Item 1.	Legal Proceedings	29

Item 1A.	Risk Factors	29

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	29

Item 3.	Defaults Upon Senior Securities	29

Item 4.	Mine Safety Disclosures	29

Item 5.	Other Information	29

Item 6.	Exhibits	30

SIGNATURES		31

EXHIBITS

XRS Corporation
Consolidated Statements of Operations (Unaudited)

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
(In thousands, except per share data)	2013	2012	2013	2012
Revenue
Software	$11,578	$11,703	$23,347	$23,389
Hardware systems	2,580	3,624	4,771	8,088
Services	338	532	573	983
Total revenue	14,496	15,859	28,691	32,460

Costs and expenses
Cost of goods sold	6,046	7,834	11,352	16,485
Selling, general and administrative	5,349	6,588	10,846	12,708
Research and development	2,798	3,509	5,848	6,997
Total costs and expenses	14,193	17,931	28,046	36,190

Operating income (loss)	303	(2,072)	645	(3,730)
Net interest and other expense	(29)	(153)	(47)	(264)

Income (loss) before income taxes	274	(2,225)	598	(3,994)
Income tax expense (benefit)	98	(178)	103	(278)

Net income (loss)	176	(2,047)	495	(3,716)

Preferred stock dividends	(58)	(56)	(116)	(112)
Preferred stock deemed dividends	—	—	—	50

Net income (loss) to common shareholders	$118	$(2,103)	$379	$(3,778)

Net income (loss) per common share:
Basic	$0.01	$(0.20)	$0.04	$(0.35)
Diluted	$0.01	$(0.20)	$0.02	$(0.35)

Weighted average common and common share equivalents:
Basic	10,827	10,714	10,818	10,695
Diluted	27,602	10,714	27,479	10,695

The accompanying notes are an integral part of the unaudited consolidated financial statements.

XRS Corporation
Consolidated Statements of Comprehensive Loss (Unaudited)

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
(In thousands)	2013	2012	2013	2012
Net income (loss)	$176	$(2,047)	$495	$(3,716)

Foreign currency translation adjustments	(366)	392	(636)	772

Comprehensive loss	$(190)	$(1,655)	$(141)	$(2,944)

The accompanying notes are an integral part of the unaudited consolidated financial statements.

XRS Corporation
Consolidated Balance Sheets (Unaudited)

	March 31,	September 30,
(In thousands)	2013	2012
ASSETS
Current assets
Cash and cash equivalents	$7,569	$7,120
Accounts receivable, less allowances of $312 at March 31, 2013
and $314 at September 30, 2012	7,272	7,835
Inventories	2,365	3,811
Deferred product costs	753	770
Prepaid expenses and other current assets	1,558	1,406
Total current assets	19,517	20,942
Equipment, leased equipment and leasehold improvements, net	6,452	7,313
Intangible assets, net	5,473	6,487
Goodwill	16,796	17,288
Deferred product costs, net of current portion	303	425
Other assets	642	351
Total assets	$49,183	$52,806

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Revolving line of credit	$—	$2,300
Accounts payable	3,193	3,436
Accrued expenses	4,419	4,832
Deferred revenue	1,921	2,314
Total current liabilities	9,533	12,882
Deferred revenue, net of current portion	731	1,077
Deferred tax liabilities	—	9
Other long-term liabilities	189	314
Total liabilities	10,453	14,282
Shareholders' equity
Preferred stock, no par, 50,000 shares authorized; 16,750 shares designated; shares issued and outstanding: 16,545 at March 31,
2013 and 16,493 at September 30, 2012	44,407	44,292
Common stock, par value $0.01 per share; 100,000 shares authorized;
shares issued and outstanding: 10,849 at March 31, 2013 and
10,808 at September 30, 2012	108	108
Additional paid-in capital	50,327	49,979
Accumulated deficit	(56,940)	(57,319)
Accumulated other comprehensive income	828	1,464
Total shareholders' equity	38,730	38,524
Total liabilities and shareholders' equity	$49,183	$52,806

The accompanying notes are an integral part of the unaudited consolidated financial statements.

XRS Corporation
Consolidated Statements of Changes in Shareholders' Equity (Unaudited)

	Preferred Stock		Common Stock		Contingent Common Stock Earn-Out	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
(In thousands)	Shares	Amount	Shares	Amount
Balance as of September 30, 2011	16,426	$44,149	10,681	$107	$1,912	$47,249	$(47,103)	$372	$46,686
Stock-based compensation	—	—	—	—	—	789	—	—	789
Issuance of common stock for share-based compensation awards	—	—	113	1	—	(1)	—	—	—
Reversal of unearned common stock portion of contingent earn-out	—	—	—	—	(1,912)	1,912	—	—	—
Conversion of Series F preferred stock into common stock	(14)	(30)	14	—	—	30	—	—	—
Preferred stock dividends	81	223	—	—	—	—	(227)	—	(4)
Preferred stock deemed dividends	—	(50)	—	—	—	—	50	—	—
Comprehensive loss	—	—	—	—	—	—	(10,039)	1,092	(8,947)
Balance as of September 30, 2012	16,493	44,292	10,808	108	—	49,979	(57,319)	1,464	38,524
Stock-based compensation	—	—	—	—	—	348	—	—	348
Issuance of common stock for share-based compensation awards	—	—	41	—	—	—	—	—	—
Preferred stock dividends	52	115	—	—	—	—	(116)	—	(1)
Comprehensive loss	—	—	—	—	—	—	495	(636)	(141)
Balance as of March 31, 2013	16,545	$44,407	10,849	$108	$—	$50,327	$(56,940)	$828	$38,730

The accompanying notes are an integral part of the unaudited consolidated financial statements.

XRS Corporation
Consolidated Statements of Cash Flows (Unaudited)

	For the Six Months Ended
	March 31,
(In thousands)	2013	2012
Operating activities
Net income (loss)	$495	$(3,716)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	3,362	3,967
Amortization of deferred financing costs	33	8
Deferred income taxes	(9)	—
Loss on sale or disposal of equipment and leased equipment	40	64
Stock-based compensation	348	493
Changes in assets and liabilities:
Accounts receivable, net	552	1,583
Inventories, net	1,408	(1,183)
Deferred product costs	138	297
Prepaid expenses and other assets	(205)	(31)
Accounts payable	(642)	(863)
Accrued expenses and other liabilities	(538)	(531)
Deferred revenue	(735)	(994)
Net cash provided by (used in) operating activities	4,247	(906)

Investing activities
Purchase of equipment and leasehold improvements	(1,386)	(1,982)
Capitalized software development	(85)	—
Proceeds from the sale of equipment	16	2
Net cash used in investing activities	(1,455)	(1,980)

Financing activities
Revolving line of credit	(2,300)	2,953
Payments on debt obligations	—	(3,624)
Deferred financing costs	(50)	(93)
Net cash used in financing activities	(2,350)	(764)

Effects of exchange rate on cash	7	(18)

Increase (decrease) in cash and cash equivalents	449	(3,668)

Cash and cash equivalents
Beginning	7,120	12,407
Ending	$7,569	$8,739

The accompanying notes are an integral part of the unaudited consolidated financial statements.

XRS Corporation

Notes to the Unaudited Consolidated Financial Statements

Note 1. Summary of Significant Accounting Policies

XRS Corporation, formerly Xata Corporation, and its wholly owned subsidiary, Turnpike Global Technologies, Inc. (collectively, XRS Corporation or the Company) delivers fleet management and compliance software solutions to the commercial trucking industry to assist in maintaining regulatory compliance and controlling the operating costs associated with running a fleet using traditional on-board computers and mobile applications that run on smartphones, tablets and rugged handheld devices. XRS Corporation is leading the commercial trucking industry's migration to mobile solutions for collecting and analyzing fleet data, including U.S. Department of Transportation compliance data.

Basis of Presentation and Preparation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Turnpike Global Technologies, Inc. Intercompany accounts and transactions have been eliminated. The preparation of these consolidated financial statements in conformity with the accounting principles generally accepted in the U.S. (GAAP) requires management to make estimates and assumptions that affect the amounts reported in these consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates. In the opinion of management, all adjustments necessary for a fair presentation of the consolidated results of operations and financial position for the interim periods have been made. Certain prior period amounts in the consolidated financial statements and notes thereto have been reclassified to conform to the current period’s presentation.

In addition, the consolidated financial statements were prepared in accordance with the requirements of the Securities and Exchange Commission for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP can be condensed or omitted. Therefore, these consolidated financial statements should be read in conjunction with the Company's annual consolidated financial statements and the notes thereto for the fiscal year ended September 30, 2012, included in its Annual Report on Form 10-K. Unless otherwise stated, references to particular years or quarters refer to the Company's fiscal years ended in September and the associated quarters of those fiscal years.

Goodwill and Definite-Lived Intangible Assets

As of March 31, 2013, the carrying value of the Company’s goodwill and definite-lived intangible assets was $22.3 million and represented 45.3 percent of total assets. If the Company experiences revenue declines, operating losses or does not meet operating forecasts, the Company may be subject to future impairments. Additionally, changes in assumptions regarding the future performance of the Company’s business or significant declines in the stock price or the market as a whole could result in additional impairment indicators. Because of the significance of the Company’s goodwill and definite-lived intangible assets, any future impairment of these assets could have a material and adverse effect on the Company’s financial results.

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

Definite-Lived Intangible Assets

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

Capitalized Software Development

The Company capitalizes costs related to development of software to be sold or otherwise marketed as part of a solution which are incurred after establishing technological feasibility. Capitalized software development costs are amortized to cost of goods sold beginning when the product is released for sale to the general public. Amortization is the amount computed using the ratio of current units of the solution sold to the total of current and anticipated future unit sales or the straight line method over the estimated economic life of the related solution (two to five years).

As of March 31, 2013 and September 30, 2012, there were $0.5 million and $0.3 million of capitalized development costs net of accumulated amortization included in other assets in the accompanying consolidated balance sheets. Amortization of capitalized development costs of $27,000 and $18,000 was recorded as a cost of goods sold in the accompanying consolidated statements of operations for the three months ended March 31, 2013 and 2012, respectively. Amortization of capitalized development costs of $51,000 and $31,000 was recorded as a cost of goods sold in the accompanying consolidated statements of operations for the six months ended March 31, 2013 and 2012, respectively.

Software development costs that do not meet capitalization criteria are charged to research and development expense as incurred.

Correction of Immaterial Errors Related to Prior Periods

During the first quarter of fiscal 2013, the Company determined that its previously issued consolidated financial statements contained an immaterial error related to the recording of forfeitures of equity awards on its stock-based compensation expense. The Company concluded that the errors were not material to any of its prior period consolidated financial statements. The Company corrected the immaterial errors in accompanying consolidated financial statements as of September 30, 2012 and for the three and six months ended March 31, 2012 by revising certain account balances. The following tables summarize the effect of these revisions (in thousands):

	September 30, 2012
	As Reported	Adjustment	As Revised
Consolidated Balance Sheet:
Additional paid-in capital	$50,226	$(247)	$49,979
Accumulated deficit	(57,566)	247	(57,319)

	For the Three Months Ended March 31, 2012
	As Reported	Adjustment	As Revised
Consolidated Statement of Operations:
Selling, general and administrative expense	$6,622	$(34)	$6,588
Operating loss	(2,106)	34	(2,072)
Loss before income taxes	(2,259)	34	(2,225)
Income tax benefit	(178)	—	(178)
Net loss	(2,081)	34	(2,047)
Net loss to common shareholders	(2,137)	34	(2,103)
Net loss per common share:
Basic	$(0.20)	$—	$(0.20)
Diluted	$(0.20)	$—	$(0.20)

	For the Six Months Ended March 31, 2012
	As Reported	Adjustment	As Revised
Consolidated Statement of Operations:
Selling, general and administrative expense	$12,742	$(34)	$12,708
Operating loss	(3,764)	34	(3,730)
Loss before income taxes	(4,028)	34	(3,994)
Income tax benefit	(278)	—	(278)
Net loss	(3,750)	34	(3,716)
Net loss to common shareholders	(3,812)	34	(3,778)
Net loss per common share:
Basic	$(0.36)	$0.01	$(0.35)
Diluted	$(0.36)	$0.01	$(0.35)

Recently Issued Accounting Standards

There were no new accounting pronouncements issued or effective during the six months ended March 31, 2013 that have had or are expected to have a material impact on the consolidated financial statements.

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

Net income (loss) per common share is based on weighted average shares outstanding as summarized in the following table (in thousands, except per share data):

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2013	2012	2013	2012
Numerator, basic:
Net income (loss) to common shareholders	$118	$(2,103)	$379	$(3,778)
Numerator, diluted:
Net income	176	—	495	—
Net loss to common shareholders	—	(2,103)	—	(3,778)
Denominator:
Weighted average common shares, basic	10,827	10,714	10,818	10,695
Effect of dilutive securities:
Effect of preferred stock	16,504	—	16,498	—
Effect of restricted stock units	187	—	121	—
Effect of stock options	84	—	42	—
Weighted average common and common share equivalents, diluted	27,602	10,714	27,479	10,695

Net income (loss) per common share:
Basic	$0.01	$(0.20)	$0.04	$(0.35)
Diluted	$0.01	$(0.20)	$0.02	$(0.35)

There were no potentially dilutive securities excluded from the computation of net income per diluted common share for the three and six months ended March 31, 2013. Potentially dilutive securities representing approximately 16.6 million and 16.5 million shares of common stock outstanding for the three and six months ended March 31, 2012, respectively, were excluded from the computation of net loss per diluted common share because their effect would have been antidilutive.

Note 3. Revenue and Cost of Goods Sold Information

Revenue and cost of goods sold recorded in the accompanying consolidated statements of operations consist of (in thousands):

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2013	2012	2013	2012
Revenue
Software	$11,578	$11,703	$23,347	$23,389
Hardware systems	2,580	3,624	4,771	8,088
Services	338	532	573	983
Total revenue	$14,496	$15,859	$28,691	$32,460

Cost of goods sold
Software	$3,083	$3,394	$6,134	$6,610
Hardware systems	2,425	3,778	4,158	8,544
Services	538	662	1,060	1,331
Total cost of goods sold	$6,046	$7,834	$11,352	$16,485

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

Cost of software consists of communication costs, hosting costs, depreciation of Relay assets (formerly RouteTracker assets, where the customer selected the no upfront hardware cost option) and direct personnel costs related to network infrastructure, as well as technical support for the Turnpike solution. Cost of hardware systems consists of direct product costs, warranty costs and product repair costs, as well as direct personnel costs related to the XataNet solution and technical support for the MobileMax solution. Cost of services consists of third-party vendor costs and direct costs related to services personnel.

Note 4. Supplemental Cash and Non-Cash Information

The following table summarizes supplemental cash flow and non-cash information (in thousands):

	For the Six Months Ended
	March 31,
	2013	2012
Supplemental cash flow information:
Cash paid for interest	$12	$350
Cash paid for income taxes	92	48
Supplemental non-cash information:
Relay assets (formerly RouteTracker assets) acquired under capital lease obligation	—	546
Preferred stock deemed dividends	—	(50)
Preferred stock dividends	116	112
Preferred stock dividends paid	115	110

Note 5. Equipment, Leased Equipment and Leasehold Improvements

Equipment, leased equipment and leasehold improvements consist of (in thousands):

	March 31,	September 30,
	2013	2012
Engineering and SaaS equipment	$11,513	$11,434
Relay assets (formerly RouteTracker assets)	8,365	7,089
Leasehold improvements	2,726	2,678
Office furniture and equipment	896	900
Assets not placed in service	193	102
Equipment, leased equipment and leasehold improvements, gross	23,693	22,203
Accumulated depreciation	(17,241)	(14,890)
Equipment, leased equipment and leasehold improvements, net	$6,452	$7,313

Depreciation recorded in the accompanying consolidated statements of operations consists of (in thousands):

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2013	2012	2013	2012
Depreciation recorded in:
Cost of goods sold	$687	$938	$1,336	$1,828
Selling, general and administrative expense	339	372	712	747
Research and development expense	188	5	396	10
Total depreciation of equipment, leased equipment and leasehold improvements	$1,214	$1,315	$2,444	$2,585

The total amount of assets under capital lease and held by the Company included in equipment, leased equipment and leasehold improvements in the accompanying consolidated balance sheets was $30,000 and $31,000 as of March 31, 2013 and September 30, 2012, respectively. Related accumulated depreciation for these assets was $27,000 and $24,000 as of March 31, 2013 and September 30, 2012, respectively.

Note 6: Goodwill and Intangible Assets

The following table summarizes the changes in goodwill (in thousands):

Balance as of September 30, 2012	$17,288
Foreign currency translation adjustment	(492)
Balance as of March 31, 2013	$16,796

Definite-lived intangible assets subject to amortization were as follows as of March 31, 2013 (in thousands):

	Weighted Average Life (Years)	Cost	Accumulated Amortization	Foreign Currency Translation Adjustment	Net
Acquired customer contracts	7.8	$11,400	$(8,806)	$69	$2,663
Acquired technology	7.0	2,700	(1,355)	131	1,476
Reseller relationships	6.0	1,500	(878)	74	696
Trademark	10.0	900	(316)	42	626
Other intangible assets	7.0	49	(37)	—	12
Total	7.7	$16,549	$(11,392)	$316	$5,473

Amortization of definite-lived intangible assets recorded in the accompanying consolidated statements of operations consists of (in thousands):

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2013	2012	2013	2012
Amortization recorded in:
Cost of goods sold	$102	$103	$205	$203
Selling, general and administrative expense	329	576	662	1,148
Total amortization of definite-lived intangible assets	$431	$679	$867	$1,351

Future amortization expense as of March 31, 2013 is expected to be as follows (in thousands):

Years ending September 30,
Remainder of 2013	$859
2014	1,719
2015	1,713
2016	817
2017	161
Thereafter	204
Total	$5,473

Note 7. Financing Arrangements

Effective February 24, 2012, the Company entered into a two-year Loan and Security Agreement with Silicon Valley Bank consisting of a $8.0 million revolving line of credit bearing interest at a floating rate equal to either 1.0 percent over the prime rate, provided certain liquidity conditions are met, or 1.5 percent over the prime rate. Interest is paid monthly, and the entire amount of any outstanding principal is due at maturity on February 24, 2014. Amounts borrowed under the revolving line of credit are secured by substantially all of the personal property of the Company and generally may be repaid and reborrowed at any time before maturity. The balance of the revolving line of credit in the accompanying consolidated balance sheets was $0 and $2.3 million as of March 31, 2013 and September 30, 2012, respectively.

The Loan and Security Agreement contains customary representations, warranties, covenants and events of default including, without limitation, covenants restricting the Company’s ability to incur indebtedness and liens, to declare and pay cash dividends and to merge or consolidate with another entity, and also contains a lockbox arrangement and subjective acceleration clause. The Loan and Security Agreement also includes financial covenants requiring the Company to maintain a minimum tangible net worth and adjusted quick ratio. The Company was in compliance with these covenants as of March 31, 2013.

Note 8. Stock-Based Compensation

The Company had 322,663 shares authorized and available for future equity awards as of March 31, 2013. Equity awards granted are deducted from the shares available for grant under the Company's 2007 Long-Term Incentive and Stock Option Plan. Similarly, equity awards canceled are added back to the shares available for grant under the Company's stock plans.

Stock Options

The following table summarizes information related to stock option grants (number of options in thousands):

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2013	2012	2013	2012
Number of options granted	907	622	1,182	745
Weighted-average grant date fair value	$0.60	$0.55	$0.54	$0.55

The fair value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model using the following weighted average assumptions for grants:

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2013	2012	2013	2012
Risk-free interest rate	1.35%	1.33%	1.28%	1.34%
Expected stock price volatility	55.36%	41.50%	54.11%	41.52%
Expected lives (in years)	5.9	5.9	6.0	5.9
Expected dividend yield	—	—	—	—

The following tables summarizes information relating to stock option activity (in thousands, except per option and weighted average remaining contractual life data):

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Options outstanding at September 30, 2012	2,104	$2.78	7.2
Granted	1,182	1.04
Expired	(30)	2.35
Forfeited	(162)	1.15
Options outstanding at March 31, 2013	3,094	$2.20	7.8	$1,120
Options exercisable at March 31, 2013	1,591	$3.10	6.3	$127
Options expected to vest after March 31, 2013	1,503	$1.25	9.4	$993

Aggregate intrinsic value represents the Company’s closing stock price on the last trading day of the fiscal period in excess of the exercise prices multiplied by the number of options outstanding, exercisable or expected to vest.

The following table summarizes stock option information by exercise price range as of March 31, 2013 (number of options in thousands):

	Options Outstanding			Options Exercisable
Range of exercise price	Number of Options	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Options	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
$0.69 - $0.85	776	9.8	$0.81	—	0.0	$—
1.20 - 1.85	922	9.1	1.49	306	9.0	1.43
2.00 - 2.99	918	6.8	2.66	806	6.6	2.64
3.00 - 3.94	80	6.1	3.32	81	6.1	3.32
4.33 - 4.88	35	3.4	4.64	35	3.4	4.64
5.03 - 5.40	363	3.4	5.35	363	3.4	5.35
	3,094	7.8	$2.20	1,591	6.3	$3.10

As of March 31, 2013, there was $0.8 million of total unrecognized compensation costs related to stock option awards. The Company will recognize these costs over the remaining vesting periods of these stock options. The weighted average period over which the costs will be recognized is 1.7 years.

Restricted Stock Awards

The following table summarizes information relating to restricted stock activity (number of shares in thousands):

	Number of Shares	Weighted Average Grant Date Fair Value
Restricted stock unvested and outstanding at September 30, 2012	—	$—
Granted	25	1.82
Vested	(25)	1.82
Restricted stock unvested and outstanding at March 31, 2013	—	$—

The total fair value of restricted stock awards vested during the six months ended March 31, 2013 was $46,000. As of March 31, 2013, there were no unrecognized compensation costs related to restricted stock awards.

Restricted Stock Units

The following table summarizes information relating to restricted stock unit activity (in thousands, except per unit data):

	Number of Units	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Restricted stock units outstanding at September 30, 2012	426	$1.95
Granted	369	1.01
Settled	(16)	2.88
Forfeited	(48)	1.25
Restricted stock units outstanding at March 31, 2013	731	$1.51	$1,344
Restricted stock units vested and unsettled at March 31, 2013	197	$2.17	$363
Restricted stock units expected to vest after March 31, 2013	534	$1.26	$981

Aggregate intrinsic value represents the Company’s closing stock price on the last trading day of the fiscal period multiplied by the number of restricted stock units outstanding, vested and unsettled or expected to vest.

The total fair value of restricted stock units vested during the six months ended March 31, 2013 was $0.1 million. As of March 31, 2013, there was $0.6 million of total unrecognized compensation costs related to restricted stock units. The Company will recognize these costs over the remaining vesting periods of these units. The weighted average period over which the costs will be recognized is 1.6 years.

Common Stock Warrants

The following table summarizes information relating to common stock warrant activity (number of warrants in thousands):

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)
Common stock warrants outstanding at September 30, 2012	4,362	$3.05	3.6
Expired	(457)
Common stock warrants outstanding at March 31, 2013	3,905	$3.02	3.5

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

The following table summarizes information related to each of the Company's designated series of preferred stock (number of shares in thousands):

			Shares Issued and Outstanding
	Shares	Issuance or	March 31,	September 30,
	Designated	Sale Price	2013	2012
Series B	2,250	$2.54	2,302	2,250
Series C	1,400	3.94	1,269	1,269
Series D	1,600	3.83	1,567	1,567
Series F	1,400	2.22	1,340	1,340
Series G	10,100	3.00	10,067	10,067
Total preferred stock	16,750		16,545	16,493

During the six months ended March 31, 2013, the Company issued 52,000 shares of Series B Preferred Stock to Trident Capital Management-V, LLC for payment of accrued dividends. Based on the market value of the Company’s common stock on the date of the dividend payment, the payment of the dividend in additional shares of Series B Preferred Stock resulted in a non-cash dividend of $0.1 million for the six months ended March 31, 2013.

In fiscal 2012, the Company issued 81,000 shares of Series B Preferred Stock to Trident Capital Management-V, LLC for payment of accrued dividends. Based on the market value of the Company’s common stock on the date of the dividend payment, the payment of the dividend in additional shares of Series B Preferred Stock resulted in a non-cash dividend of $0.2 million in fiscal 2012.

Note 10. Fair Value

The Company maintained certain assets which were measured at fair value on a recurring and non-recurring basis as of March 31, 2013. There were no material transfers between levels of the fair value hierarchy during the six months ended March 31, 2013.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Money Market Funds

The Company maintained money market funds, included in cash and cash equivalents in the accompanying consolidated balance sheets, of $7.6 million and $8.4 million as of March 31, 2013 and September 30, 2012, respectively. The valuation techniques used to measure the fair value of the Company’s money market funds, classified as Level 1, were derived from quoted market prices as substantially all of these instruments have maturity dates (if any) within three months from the date of purchase, and active markets for these instruments exist.

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

The following table summarizes the change in the net balance of the aforementioned acquired customer contracts, classified as Level 3 and included in intangible assets, net in the accompanying consolidated balance sheets (in thousands):

Balance as of September 30, 2011	$7,313
Amortization	(1,444)
Impairment charge	(3,500)
Balance as of September 30, 2012	$2,369
Amortization	(355)
Balance as of March 31, 2013	$2,014

Note 11. Commitments and Contingencies

Legal

The Company is the subject of various pending or threatened legal actions and proceedings, including those that arise in the ordinary course of business. Such matters are subject to many uncertainties and to outcomes that are not predictable with assurance and that may not be known for extended periods of time. The Company records a liability in its consolidated financial statements for costs related to claims, including settlements and judgments, where the Company has assessed that a loss is probable and an amount can be reasonably estimated.

On April 20, 2011, PJC Logistics, LLC (the plaintiff) named Xata Corporation (now XRS Corporation) (collectively the parties) as a defendant in a lawsuit in the U.S. District Court, Northern District of Texas. The plaintiff alleged XRS Corporation created and sold electronic position-based fleet management and tracking systems that infringed on the plaintiff's patents, which expired in April 2012. Previously, the plaintiff had named 241 trucking companies in various lawsuits across the U.S. alleging the companies used the systems complained of by the plaintiff. Some of these companies are, or were, customers of the Company, and the Company was obligated to defend the cases under the indemnification sections of customer contracts. The Company successfully sought to have all cases consolidated in the U.S. District Court of Minnesota. In January 2013, the plaintiff and the Company entered into a settlement agreement, which included a one-time payment by the Company, for which a portion is eligbile for insurance reimbursement and is included in prepaid expenses and other current assets in the accompanying consolidated balance sheets, in consideration for a paid up license and release of all claims against the Company and its customers.

On December 16, 2009, eight plaintiffs filed a lawsuit in the U.S. District Court for the Western District of North Carolina (Durkee v. C.H. Robinson Worldwide, Inc. et al.) against eleven defendants, including Xata Corporation (now XRS Corporation), seeking damages arising from a motor vehicle collision that occurred on July 1, 2008. On June 4, 2010, a second case pertaining to this motor vehicle collision was filed in the same court (Bailey v. Estate of Carroll Jett et al.) against twelve defendants, including the Company. The plaintiffs in both of these cases allege that the motor vehicle collision and the resulting personal injuries and other damages were caused by the driver of a truck who was texting with a MobileMax device supplied by the Company. The plaintiffs in both cases sought joint and several liability from each defendant for alleged personal injury damages in an unspecified amount. In January 2011, the U.S. District Court dismissed all of the claims in both cases against the Company and its subsidiary on the grounds that the supplier of a mobile communication device is not liable for damages caused by an admittedly negligent driver using that device. The plaintiffs appealed the U.S. District Court's dismissal of the Company, and that appeal was dismissed by the U.S. Court of Appeals for the Fourth Circuit on January 2, 2013. On January 15, 2013, the plaintiffs filed a petition for a rehearing on the dismissal. On April 8, 2013, the U.S. Court of Appeals denied the petition for rehearing. It is possible that the plaintiffs could ask the U.S. Supreme Court to consider the case, and they have until July 8, 2013 to make any such request. The plaintiffs have settled both the Durkee and Bailey cases with all of the other defendants. The Company's insurance carrier has accepted coverage of the Company in the Durkee and Bailey cases.

Note 12. Income Taxes

The Company's effective tax rate was 16.4 percent and 7.6 percent for the six months ended March 31, 2013 and 2012, respectively. The higher tax rate for the six months ended March 31, 2013 was attributable to improved results from operations coupled with the recording of a valuation allowance to the extent of the Company's Canadian deferred tax assets.

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

Note 13. Impairment and Business Realignment Charges

In the third and fourth quarters of fiscal 2012, the Company incurred a total of $6.0 million in impairment and business realignment charges related to the transition to mobile-based solutions. The business realignment involved the elimination of 29 positions.

The following table summarizes the impairment and business realignment charges recorded in the third and fourth quarters of fiscal 2012 (in thousands):

Included in cost of goods sold:
Write-off of excess and obsolete inventory	$836
Accelerated depreciation of Relay assets (formerly RouteTracker assets)	404
Inventory purchase commitment termination costs	398
Included in selling, general and administrative expenses:
Employee separation costs	781
Included in research and development expenses:
Employee separation costs	80
Impairment of intangible asset	3,500
Total impairment and business realignment costs	$5,999

Business realignment accrual activity included in the accompanying consolidated balance sheets was as follows (in thousands):

Balance as of September 30, 2011	$—
Costs incurred	1,259
Cash payments and other	(759)
Balance as of September 30, 2012	$500
Costs incurred	—
Cash payments and other	(388)
Balance as of March 31, 2013	$112

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

•
Our growth and profitability depend on our timely introduction and market acceptance of new solutions, our ability to continue to fund research and development activities and our ability to establish and maintain strategic partner relationships;

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

Overview

XRS Corporation, formerly Xata Corporation, and its wholly owned subsidiary, Turnpike Global Technologies, Inc. (collectively, XRS Corporation, the Company, we, our or us) delivers fleet management and compliance software solutions to the trucking industry to help maintain regulatory compliance and reduce operating costs. XRS Corporation is leading the trucking industry's migration to mobile devices for collecting and analyzing compliance and management data. Our mobility-based solutions have no upfront hardware costs and run on smartphones, tablets and rugged handhelds. XRS Corporation has sales and distribution partnerships with the major wireless carriers supporting the U.S. and Canadian trucking industries.

The Company's solutions include:

•	XataNet: a fleet optimization and compliance solution focused on addressing the needs of fleets from managing compliance risks to maximizing performance.

•	Turnpike: a mobile fleet optimization and compliance solution that uses a monthly subscription model with no upfront hardware fees.

•	MobileMax: a wireless communication solution for the for-hire market with integrated back-office systems.

The Company's strong foundation with electronic driver logs, being a leading company in the introduction of fully U.S. Department of Transportation compliant automated on-board recording device (AOBRD) solutions for the tracking of hours of service, has allowed us to establish a customer base consisting of over 1,400 customers and 114,000 subscribers who utilize our compliance, fleet performance and driver workflow solutions. In fiscal 2012, we changed our name from Xata Corporation to XRS Corporation (Xata Road Science), reflecting our commitment to the mobile market, our next generation of products and addressing the compliance and performance needs of our customers.

The acquisition of Turnpike Global Technologies, Inc. in 2010 brought a customer base using mobile devices with operating systems provided by Android, Blackberry and Windows Mobile. As nationwide adoption of mobile devices, and the overall growth of smartphone ownership increases, fleet owners and operators are looking to better leverage their mobile investments, including using them for driver-specific tasks. The Turnpike solution allows XRS Corporation to add fleet management to the overall power of the mobile solution with no upfront hardware costs. This also enables the Company's Turnpike solution to be sold as a bill-on-behalf-of relationship with communication service providers including AT&T, Sprint and Verizon.

Next Generation Solution

In the second quarter of 2013, we introduced our next generation mobile solution, XRS, was available for sale. More than just AOBRD software, the new XRS mobile communications solution combines all the features and benefits of the leading fleet management platforms in a single package. The XRS mobile solution uses the subscription delivery model of Turnpike, with its simplified installation, no upfront hardware cost model and ease of use, paired with the enterprise reporting and operational metrics of XataNet. It increases functionality of current offerings with dispatch management, customizable workflow forms and integration with third-party systems. It is built using cloud-based technology allowing XRS Corporation to scale our technology operations to meet anticipated market demand.

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

In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management's judgment in its application. There are also areas in which management's judgment in selecting among available alternatives would not produce a materially different result. Our senior management has reviewed these critical accounting policies and related disclosures with the Audit Committee of the Board of Directors. There were no changes to the Company's critical accounting policies during the six months ended March 31, 2013. Please refer to Management's Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for our fiscal year ended September 30, 2012 for a more complete discussion of our critical accounting policies and estimates.

Results of Operations for the Three and Six Months Ended March 31, 2013 and 2012

The following table includes detail of revenue and cost of goods sold (in thousands):

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2013	2012	2013	2012
Revenue:
Software	$11,578	$11,703	$23,347	$23,389
Hardware systems	2,580	3,624	4,771	8,088
Services	338	532	573	983
Total revenue	$14,496	$15,859	$28,691	$32,460

Cost of goods sold:
Software	$3,083	$3,394	$6,134	$6,610
Hardware systems	2,425	3,778	4,158	8,544
Services	538	662	1,060	1,331
Total cost of goods sold	$6,046	$7,834	$11,352	$16,485

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

•
Software cost of goods sold consists of communication costs, hosting costs, depreciation of Relay assets (formerly RouteTracker assets, where the customer selected the no upfront hardware cost option) and direct personnel costs related to network infrastructure, as well as technical support for the Turnpike solution.

•
Hardware systems cost of goods sold consists of direct product costs, warranty costs and product repair costs, as well as direct personnel costs related to the XataNet solution and technical support for the Mobilemax solution.

•	Services cost of goods sold consists of third-party vendor costs and direct costs related to services personnel.

Revenue

Total revenue of $14.5 million for the three months ended March 31, 2013 decreased 8.6 percent, compared to $15.9 million for the same period in fiscal 2012. Total revenue of $28.7 million for the six months ended March 31, 2013 decreased 11.6 percent, compared to $32.5 million for the same period in fiscal 2012. The decrease in revenue is a result of decreased hardware revenue as the Company's customers continue to shift to mobile-based solutions with no upfront hardware costs.

Software revenue for the three months ended March 31, 2013 of $11.6 million remained relatively consistent with the same period in fiscal 2012. Turnpike mobile software revenue grew 26.6 percent over the same period in fiscal 2012 driven by the continued demand for mobile-based solutions. Software revenue comprised 79.9 percent of total revenue for the three months ended March 31, 2013, compared to 73.8 percent for the same period in fiscal 2012.

Hardware systems revenue decreased 28.8 percent to comprise 17.8 percent of total revenue for the three months ended March 31, 2013, compared to 22.9 percent of revenue for the same period in fiscal 2012. This decline is attributable to decreased sales of XataNet hardware systems as adoption of the Turnpike no upfront hardware cost solution continues to increase, which does not require the customer to purchase hardware.

Cost of Goods Sold and Gross Margin

Total cost of goods sold decreased 22.8 percent to $6.0 million for the three months ended March 31, 2013, compared to $7.8 million for the same period in fiscal 2012. Total cost of goods sold decreased 31.1 percent to $11.4 million for the six months ended March 31, 2013, compared to $16.5 million for the same period in fiscal 2012 in conjunction with decreased hardware systems revenue. Overall gross margins increased 7.7 percentage points to 58.3 percent of revenue for the three months ended March 31, 2013, compared to 50.6 percent of revenue for the same period in fiscal 2012. Overall gross margins increased 11.2 percentage points to 60.4 percent of revenue for the six months ended March 31, 2013, compared to 49.2 percent of revenue for the same period in fiscal 2012. The improvement in overall gross margins reflects an increase in software revenue as a percentage of total revenue as well as improvements in both software and hardware systems gross margins.

Software cost of goods sold of $3.1 million decreased 9.2 percent for the three months ended March 31, 2013, compared to $3.4 million for the same period in fiscal 2012. Software gross margin increased 2.4 percentage points to 73.4 percent of revenue for the three months ended March 31, 2013, compared to 71.0 percent for the same period in fiscal 2012. The improvement in software margins is attributable to decreased infrastructure and communication costs.

Hardware systems cost of goods sold of $2.4 million decreased 35.8 percent for the three months ended March 31, 2013, compared to $3.8 million for the same period in fiscal 2012. Hardware systems gross margins improved by 10.2 percentage points to 6.0 percent of revenue for the three months ended March 31, 2013, compared to negative 4.2 percent for the same period in fiscal 2012. The improvement in hardware margins can be attributed to favorability in warranty activity and to higher margin parts sales representing a larger portion of total hardware systems revenue.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist of personnel costs for the Company's sales, marketing, client management and administration functions; sales commissions, marketing and promotional expenses; executive and administrative costs; and accounting and professional fees. Selling, general and administrative expenses were $5.3 million for the three months ended March 31, 2013, compared to $6.6 million for for the same period in fiscal 2012. Selling, general and administrative expenses were $10.8 million for the six months ended March 31, 2013, compared to $12.7 million for for the same period in fiscal 2012. A decrease in the Company's amortization and personnel expenses, which resulted from the fiscal 2012 third quarter intangible asset impairment and business realignment events, has driven the favorability realized in first half of fiscal 2013.

Research and Development Expenses

Research and development expenses consist of personnel costs and expenses related to development of new solutions and added functionality to existing solutions. Research and development expenses were $2.8 million or 19.3 percent of revenue for the three months ended March 31, 2013, compared to $3.5 million or 22.1 percent of revenue for the same period in fiscal 2012. Research and development expenses were $5.8 million or 20.4 percent of revenue for the six months ended March 31, 2013, compared to $7.0 million or 21.6 percent of revenue for the same period in fiscal 2012. The Company capitalized $0.3 million in software development costs associated with the XRS mobile solution during the three months ended March 31, 2013, representing approximately 8.9 percent of total research and development costs.

Net Interest and Other Expense

Net interest and other expense was $29,000 for the three months ended March 31, 2013, compared $0.2 million for the same period in fiscal 2012. Net interest and other expense was $47,000 for the six months ended March 31, 2013, compared $0.3 million for the same period in fiscal 2012. As of March 31, 2013, the Company utilized increased cash provided by operations to maintain a debt-free balance sheet, compared to debt of $2.3 million as of September 30, 2012. Lower average outstanding debt balances in combination with lower interest rates on the Company's revolving line of credit, compared to the capital lease facility previously used to finance certain equipment used in the Turnpike solution, resulted in lower interest expense, thereby contributing to the decrease in net interest and other expense.

Income Taxes

The Company's effective tax rate was 16.4 percent for the for the six months ended March 31, 2013, compared to 7.6 percent for the same period in fiscal 2012. The higher tax rate for the six months ended March 31, 2013 was attributable to improved results from operations coupled with the recording of a valuation allowance to the extent of the Company's Canadian deferred tax assets.

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

Net Income (Loss) to Common Shareholders

Net income to common shareholders was $0.1 million for for the three months ended March 31, 2013, compared to a net loss to common shareholders of $2.1 million for the same period in fiscal 2012. Net income to common shareholders was $0.4 million for for the six months ended March 31, 2013, compared to a net loss to common shareholders of $3.8 million for the same period in fiscal 2012. Net income (loss) to common shareholders reflects preferred stock dividends and preferred stock deemed dividends of $0.1 million for each of the three and six months ended March 31, 2013 and 2012.

Liquidity and Capital Resources

Operating activities provided $4.2 million of cash for the six months ended March 31, 2013, compared to $0.9 million in cash used by operating activities for the same period in fiscal 2012. Net income of $0.5 million for the six months ended March 31, 2013, compared to a net loss of $3.7 million for the same period in fiscal 2012, served as the primary contributor to the increase.

Cash used in investing activities was $1.5 million for the six months ended March 31, 2013, compared to $2.0 million for the same period in fiscal 2012. For the six months ended March 31, 2013, $1.2 million of cash was used to purchase certain equipment used in the Turnpike solution rather than financing through a capital lease facility as was done in the comparable period in the prior year. Cash used in investing activities for the six months ended March 31, 2012 also reflected investment in the Company's SaaS infrastructure.

Cash used in financing activities was $2.4 million for the six months ended March 31, 2013, which reflects the Company's payoff of all outstanding debt facilities, resulting in a debt-free balance sheet as of March 31, 2013. The Company recorded $0.8 million in cash used in financing activities in the comparable period in fiscal 2012, which represented payments on the capital lease facility then used to finance certain equipment used in the Turnpike solution.

Non-GAAP Financial Measures

The Company recorded free cash flow of $2.8 million for the six months ended March 31, 2013, an increase of $5.7 million as compared to negative free cash flow of $2.9 million for the same period in fiscal 2012. The increase in free cash flow was driven by net income of $0.5 million for the six months ended March 31, 2013, compared to a net loss of $3.7 million for the same period in fiscal 2012.

The following table is a reconciliation of free cash flow from net cash provided by (used in) operating activities and net cash used in investing activities, which are the most directly comparable financial measures calculated in accordance with GAAP (in thousands):

	For the Six Months Ended
	March 31, 2013
	2013	2012
Net cash provided by (used in) operating activities	$4,247	$(906)
Net cash used in investing activities:
Purchase of equipment and leasehold improvements	(224)	(1,915)
Purchase of Relay assets (formerly RouteTracker assets)	(1,162)	(67)
Capitalized software development	(85)	—
Proceeds from the sale of equipment	16	2
Net cash used in investing activities	(1,455)	(1,980)
Free cash flow	$2,792	$(2,886)

The improvement in free cash flow contributed to an improvement of $1.5 million in working capital to $11.2 million as of March 31, 2013, compared to $9.6 million as of September 30, 2012.

The following table is a reconciliation of working capital from current assets and current liabilities, which are the most directly comparable financial measures calculated in accordance with GAAP (in thousands):

	March 31,	September 30,
	2013	2012
Current assets	$19,517	$20,942
Current liabilities	(9,533)	(12,882)
Net current assets	9,984	8,060
Current portion of deferred revenue net of deferred costs	1,168	1,544
Working capital	$11,152	$9,604

Working capital and free cash flow are non-GAAP financial measures that management uses to assess the Company's performance. Management believes working capital and free cash flow provide useful information to management and investors by presenting measurements of cash generated from operations that are available to fund operations, invest in solution and infrastructure development and repay debt. Calculations of working capital and free cash flow may not be comparable to similarly titled measures reported by other companies.

The Company believes that based on the current level of operations, cash flow from operations, existing funds, availability on its revolving line of credit and vendor terms will provide adequate cash to fund operating needs for the foreseeable future. If the Company does not generate anticipated cash flow levels, predictions regarding cash needs may prove inaccurate and additional financing may be required.

XRS Corporation Series B Preferred Stock prohibits payment of dividends to the holders of any other capital stock unless and until the Company has paid dividends accrued on the Series B Preferred Stock, which pays a cumulative dividend of 4.0 percent per annum of the original issue price (payable semi-annually). At the option of the Series B Preferred Stockholders, such dividends are payable in additional shares of Series B Preferred Stock or cash. During the six months ended March 31, 2013 and the fiscal year ended September 30, 2012, the Company issued 52,000 and 81,000 shares, respectively, of Series B Preferred Stock for payment of accrued dividends.

Recently Issued Accounting Standards

There were no new accounting pronouncements issued or effective during the six months ended March 31, 2013 that have had or are expected to have a material impact on the consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

Our principal executive officer and principal financial officer, or persons performing similar functions, carried out an evaluation of the effectiveness, as of March 31, 2013, of the design and operation of our disclosure controls and procedures (as defined in Exchange Rule 13a-15(e)). Based on this evaluation and due to the material weakness identified below related to the accounting for the forfeitures of equity awards, management concluded its disclosure controls and procedures were not effective at March 31, 2013.

Changes in Internal Controls over Financial Reporting

As discussed in our Annual Report on Form 10-K for the year ended September 30, 2012, management's assessment identified a material weakness relating to the calculation of the reserve for excess and obsolete inventory.

During the quarter ended March 31, 2013, we took remedial action to strengthen our existing internal controls over the calculation and review of the reserve for excess and obsolete inventory by (i) adjusting the method of calculation of the reserve to include estimated usage as a consideration, but not a specific component of the calculation, thereby mitigating the risk of a release of a previously established reserve for inventory that remains on hand and (ii) requiring an additional level of approval of the reserve calculation. With the implementation of these corrective actions, this material weakness was deemed remediated as of the quarter ended March 31, 2013.

As discussed in our Quarterly Report on Form 10-Q for the period ended December 31, 2012, management's assessment identified a material weakness relating to controls over the recording of forfeitures of equity awards on our stock-based compensation expense.

During the quarter ended March 31, 2013, we have taken remedial action to strengthen our existing internal controls and processes over the accounting for forfeitures. Starting with the quarter ended March 31, 2013, we are (i) recording adjustments on the date of actual forfeiture, (ii) adjusting the expected forfeiture rate used in calculating stock-based compensation expense on our remaining unvested equity awards, when necessary, based on the significance of the current forfeiture activity and (iii) conducting reviews of the modified processes. With the implementation of these corrective actions, we anticipate that the material weakness identified above will be deemed remediated as of the quarter ending June 30, 2013.

Other than as described above, no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended March 31, 2013 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibit No.		Description of Exhibits

3.1		Fifth Amended and Restated Articles of Incorporation, as amended through March 8, 2013 (1)
3.2		Bylaws of XRS Corporation, as amended through March 8, 2013 (2)
10.1	#	Severance Agreement with James DeSocio dated January 28, 2013
10.2	#	Severance Agreement with Brendan Reidy dated March 11, 2013
31.1		Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1		Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2		Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following materials from XRS Corporation's Quarterly Report on Form 10-Q for the three and six months ended March 31, 2013 and 2012 are furnished herewith, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Operations for the three and six months ended March 31, 2013 and 2012, (ii) the Consolidated Statements of Comprehensive Loss for the three and six months ended March 31, 2013 and 2012, (iii) the Consolidated Balance Sheets as of March 31, 2013 and September 30, 2012, (iv) the Consolidated Statements of Changes in Shareholders' Equity for the six months ended March 31, 2013 and for the year ended September 30, 2012, (v) the Consolidated Statements of Cash Flows for the six months ended March 31, 2013 and 2012, and (vi) the Notes to the Consolidated Financial Statements.

Unless otherwise indicated, all documents incorporated into this Quarterly Report on Form 10-Q by reference to a document filed with the SEC pursuant to the Exchange Act are located under file number 0-27166.

#	Management contract, compensatory plan or arrangement required to be filed as an exhibit.

(1)	Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed March 14, 2013.

(2)	Incorporated by reference to Exhibit 3.2 to Current Report on Form 8-K filed March 14, 2013.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 10, 2013		XRS Corporation
(Registrant)

	By:	/s/ Michael W. Weber
Michael W. Weber
Chief Financial Officer
(Signing as Principal Financial and Accounting Officer, and as Authorized Signatory of Registrant)