Form 10-Q
period 2013-06-30
XRS Corp
filed 2013-08-09
CIK 854398

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________
Form 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013

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
☐ Yes ☑ No

The number of shares of common stock outstanding on August 7, 2013 was 10,878,966.

		Page

PART I

Item 1.	Financial Statements:

	Consolidated Statements of Operations for the Three and Nine Months ended June 30, 2013 and 2012 (unaudited)	3

	Consolidated Statements of Comprehensive Loss for the Three and Nine Months ended June 30, 2013 and 2012 (unaudited)	4

	Consolidated Balance Sheets as of June 30, 2013 (unaudited) and September 30, 2012	5

	Consolidated Statements of Changes in Shareholders' Equity for the Nine Months ended June 30, 2013 (unaudited) and the Twelve Months ended September 30, 2012	6

	Consolidated Statements of Cash Flows for the Nine Months ended June 30, 2013 and 2012 (unaudited)	7

	Notes to the Unaudited Consolidated Financial Statements	8

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operation	21

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	29

Item 4.	Controls and Procedures	29

PART II

Item 1.	Legal Proceedings	30

Item 1A.	Risk Factors	30

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	30

Item 3.	Defaults Upon Senior Securities	30

Item 4.	Mine Safety Disclosures	30

Item 5.	Other Information	30

Item 6.	Exhibits	31

SIGNATURES		32

EXHIBITS

XRS Corporation
Consolidated Statements of Operations (Unaudited)

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
(In thousands, except per share data)	2013	2012	2013	2012
Revenue
Software	$11,266	$11,833	$34,613	$35,222
Hardware systems	1,798	3,480	6,569	11,568
Services	340	329	913	1,312
Total revenue	13,404	15,642	42,095	48,102

Costs and expenses
Cost of goods sold	5,225	8,015	16,577	24,500
Selling, general and administrative	5,094	6,463	15,940	19,172
Research and development	2,873	3,983	8,721	10,979
Impairment of intangible asset	—	3,500	—	3,500
Total costs and expenses	13,192	21,961	41,238	58,151

Operating income (loss)	212	(6,319)	857	(10,049)
Net interest and other expense	(35)	(33)	(82)	(297)

Income (loss) before income taxes	177	(6,352)	775	(10,346)
Income tax (benefit) expense	(52)	(192)	51	(470)

Net income (loss)	229	(6,160)	724	(9,876)

Preferred stock dividends	(59)	(57)	(175)	(169)
Preferred stock deemed dividends	—	—	—	50

Net income (loss) to common shareholders	$170	$(6,217)	$549	$(9,995)

Net income (loss) per common share:
Basic	$0.02	$(0.58)	$0.05	$(0.93)
Diluted	$0.01	$(0.58)	$0.03	$(0.93)

Weighted average common and common share equivalents:
Basic	10,858	10,753	10,831	10,714
Diluted	28,345	10,753	27,766	10,714

The accompanying notes are an integral part of the unaudited consolidated financial statements.

XRS Corporation
Consolidated Statements of Comprehensive Loss (Unaudited)

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
(In thousands)	2013	2012	2013	2012
Net income (loss)	$229	$(6,160)	$724	$(9,876)

Foreign currency translation adjustments	(513)	(316)	(1,149)	456

Comprehensive loss	$(284)	$(6,476)	$(425)	$(9,420)

The accompanying notes are an integral part of the unaudited consolidated financial statements.

XRS Corporation
Consolidated Balance Sheets (Unaudited)

	June 30,	September 30,
(In thousands)	2013	2012
ASSETS
Current assets
Cash and cash equivalents	$9,309	$7,120
Accounts receivable, less allowances of $265 at June 30, 2013
and $314 at September 30, 2012	6,760	7,835
Inventories	2,607	3,811
Deferred product costs	692	770
Prepaid expenses and other current assets	2,004	1,406
Total current assets	21,372	20,942
Equipment, leased equipment and leasehold improvements, net	6,172	7,313
Intangible assets, net	4,940	6,487
Goodwill	16,386	17,288
Deferred product costs, net of current portion	261	425
Other assets	663	351
Total assets	$49,794	$52,806

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Revolving line of credit	$—	$2,300
Accounts payable	3,523	3,436
Accrued expenses	4,925	4,832
Deferred revenue	1,928	2,314
Total current liabilities	10,376	12,882
Deferred revenue, net of current portion	619	1,077
Deferred tax liabilities	—	9
Other long-term liabilities	132	314
Total liabilities	11,127	14,282
Shareholders' equity
Preferred stock, no par, 50,000 shares authorized; 17,500 shares designated; shares issued and outstanding: 16,590 at June 30, 2013
and 16,493 at September 30, 2012	44,524	44,292
Common stock, par value $0.01 per share; 100,000 shares authorized;
shares issued and outstanding: 10,867 at June 30, 2013 and
10,808 at September 30, 2012	108	108
Additional paid-in capital	50,490	49,979
Accumulated deficit	(56,770)	(57,319)
Accumulated other comprehensive income	315	1,464
Total shareholders' equity	38,667	38,524
Total liabilities and shareholders' equity	$49,794	$52,806

The accompanying notes are an integral part of the unaudited consolidated financial statements.

XRS Corporation
Consolidated Statements of Changes in Shareholders' Equity (Unaudited)

	Preferred Stock		Common Stock		Contingent Common Stock Earn-Out	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
(In thousands)	Shares	Amount	Shares	Amount
Balance as of September 30, 2011	16,426	$44,149	10,681	$107	$1,912	$47,249	$(47,103)	$372	$46,686
Stock-based compensation	—	—	—	—	—	789	—	—	789
Issuance of common stock for share-based compensation awards	—	—	113	1	—	(1)	—	—	—
Reversal of unearned common stock portion of contingent earn-out	—	—	—	—	(1,912)	1,912	—	—	—
Conversion of Series F preferred stock into common stock	(14)	(30)	14	—	—	30	—	—	—
Preferred stock dividends	81	223	—	—	—	—	(227)	—	(4)
Preferred stock deemed dividends	—	(50)	—	—	—	—	50	—	—
Comprehensive loss	—	—	—	—	—	—	(10,039)	1,092	(8,947)
Balance as of September 30, 2012	16,493	44,292	10,808	108	—	49,979	(57,319)	1,464	38,524
Stock-based compensation	—	—	—	—	—	498	—	—	498
Exercise of options	—	—	10	—	—	13	—	—	13
Issuance of common stock for share-based compensation awards	—	—	49	—	—	—	—	—	—
Preferred stock dividends	97	232	—	—	—	—	(175)	—	57
Comprehensive loss	—	—	—	—	—	—	724	(1,149)	(425)
Balance as of June 30, 2013	16,590	$44,524	10,867	$108	$—	$50,490	$(56,770)	$315	$38,667

The accompanying notes are an integral part of the unaudited consolidated financial statements.

XRS Corporation
Consolidated Statements of Cash Flows (Unaudited)

	For the Nine Months Ended
	June 30,
(In thousands)	2013	2012
Operating activities
Net income (loss)	$724	$(9,876)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	5,080	6,318
Impairment of intangible asset	—	3,500
Amortization of deferred financing costs	57	20
Deferred income taxes	(9)	(532)
Loss on sale or disposal of equipment and leased equipment	48	75
Stock-based compensation	498	628
Changes in assets and liabilities:
Accounts receivable, net	1,056	1,290
Inventories, net	1,165	(363)
Deferred product costs	242	661
Prepaid expenses and other assets	(672)	(403)
Accounts payable	(162)	(874)
Accrued expenses and other liabilities	(10)	779
Deferred revenue	(837)	(1,546)
Net cash provided by (used in) operating activities	7,180	(323)

Investing activities
Purchase of equipment and leasehold improvements	(2,324)	(2,536)
Capitalized software development	(355)	—
Proceeds from the sale of equipment	16	2
Net cash used in investing activities	(2,663)	(2,534)

Financing activities
Revolving line of credit	(2,300)	2,100
Payments on debt obligations	—	(3,627)
Deferred financing costs	(50)	(97)
Proceeds from exercise of options	13	—
Net cash used in financing activities	(2,337)	(1,624)

Effects of exchange rate on cash	9	(14)

Increase (decrease) in cash and cash equivalents	2,189	(4,495)

Cash and cash equivalents
Beginning	7,120	12,407
Ending	$9,309	$7,912

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

Goodwill and Definite-Lived Intangible Assets

As of June 30, 2013, the carrying value of the Company’s goodwill and definite-lived intangible assets was $21.3 million and represented 42.8 percent of total assets. If the Company experiences revenue declines, operating losses or does not meet operating forecasts, the Company may be subject to future impairments. Additionally, changes in assumptions regarding the future performance of the Company’s business or significant declines in the stock price or the market as a whole could result in additional impairment indicators. Because of the significance of the Company’s goodwill and definite-lived intangible assets, any future impairment of these assets could have a material and adverse effect on the Company’s financial results.

Goodwill

Goodwill represents the excess of the cost of acquired businesses over the fair value of identifiable tangible net assets and identifiable intangible assets purchased. Goodwill is tested at least annually for impairment or more frequently if events or changes in circumstances indicate the asset might be impaired. The Company completed its most recent annual impairment test on the first day of the fourth quarter of fiscal 2012 and concluded no impairment existed.

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

Capitalized Software Development

The Company capitalizes costs related to development of software to be sold or otherwise marketed as part of a solution which are incurred after establishing technological feasibility. Capitalized software development costs are amortized to cost of goods sold beginning when the product is released for sale to the general public. Amortization is computed using the ratio of current units of the solution sold to the total of current and anticipated future unit sales or the straight line method over the estimated economic life of the related solution (two to five years).

As of June 30, 2013 and September 30, 2012, there were $0.5 million and $0.3 million of capitalized development costs net of accumulated amortization included in other assets in the accompanying consolidated balance sheets. Amortization of capitalized development costs of $0.1 million and $21,000 was recorded as a cost of goods sold in the accompanying consolidated statements of operations for the three months ended June 30, 2013 and 2012, respectively. Amortization of capitalized development costs of $0.1 million was recorded as a cost of goods sold in the accompanying consolidated statements of operations for each of the nine months ended June 30, 2013 and 2012.

Software development costs that do not meet capitalization criteria are charged to research and development expense as incurred.

Correction of Immaterial Errors Related to Prior Periods

During the first quarter of fiscal 2013, the Company determined that its previously issued consolidated financial statements contained an immaterial error related to the recording of forfeitures of equity awards on its stock-based compensation expense. The Company concluded that the errors were not material to any of its prior period consolidated financial statements. The Company corrected the immaterial errors in accompanying consolidated financial statements as of September 30, 2012 and for the three and nine months ended June 30, 2012 by revising certain account balances. The following tables summarize the effect of these revisions (in thousands):

	September 30, 2012
	As Reported	Adjustment	As Revised
Consolidated Balance Sheet:
Additional paid-in capital	$50,226	$(247)	$49,979
Accumulated deficit	(57,566)	247	(57,319)

	For the Three Months Ended June 30, 2012
	As Reported	Adjustment	As Revised
Consolidated Statement of Operations:
Selling, general and administrative expense	$6,586	$(123)	$6,463
Operating loss	(6,442)	123	(6,319)
Loss before income taxes	(6,475)	123	(6,352)
Net loss	(6,283)	123	(6,160)
Net loss to common shareholders	(6,340)	123	(6,217)
Net loss per common share:
Basic	$(0.59)	$0.01	$(0.58)
Diluted	$(0.59)	$0.01	$(0.58)

	For the Nine Months Ended June 30, 2012
	As Reported	Adjustment	As Revised
Consolidated Statement of Operations:
Selling, general and administrative expense	$19,329	$(157)	$19,172
Operating loss	(10,206)	157	(10,049)
Loss before income taxes	(10,503)	157	(10,346)
Net loss	(10,033)	157	(9,876)
Net loss to common shareholders	(10,152)	157	(9,995)
Net loss per common share:
Basic	$(0.95)	$0.02	$(0.93)
Diluted	$(0.95)	$0.02	$(0.93)

Recently Issued Accounting Standards

There were no new accounting pronouncements issued or effective during the nine months ended June 30, 2013 that have had or are expected to have a material impact on the consolidated financial statements.

Note 2. Net Income (Loss) Per Common Share

Basic income (loss) per common share is computed by dividing net income (loss) applicable to common shareholders by the weighted average number of common shares outstanding for the period. Generally, net income per diluted common share reflects the potential dilution that could occur if securities or other obligations to issue common stock, such as options, restricted stock units, warrants or convertible preferred stock, were exercised or converted into common stock that then shared in the earnings of the Company. Net loss per diluted common share is equal to net loss per basic common share because the effect of including such securities or obligations would be antidilutive.

The calculation of net income (loss) per common share is summarized in the following table (in thousands, except per share data):

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2013	2012	2013	2012
Net income (loss) per common share:
Basic	$0.02	$(0.58)	$0.05	$(0.93)
Diluted	$0.01	$(0.58)	$0.03	$(0.93)

Numerator, basic:
Net income (loss) to common shareholders	$170	$(6,217)	$549	$(9,995)
Denominator, basic:
Weighted average common shares, basic	10,858	10,753	10,831	10,714

Numerator, diluted:
Net income (loss) to common shareholders	$170	$(6,217)	$549	$(9,995)
Preferred stock dividends	59	—	175	—
Numerator, diluted	$229	$(6,217)	$724	$(9,995)
Denominator, diluted:
Weighted average common shares, basic	10,858	10,753	10,831	10,714
Effect of dilutive securities:
Effect of preferred stock	16,566	—	16,519	—
Effect of restricted stock units	450	—	231	—
Effect of stock options	471	—	185	—
Weighted average common and common share equivalents, diluted	28,345	10,753	27,766	10,714

There were no potentially dilutive securities excluded from the computation of net income per diluted common share for the three and nine months ended June 30, 2013. Potentially dilutive securities representing approximately 16.5 million shares of common stock outstanding for each of the three and nine months ended June 30, 2012, respectively, were excluded from the computation of net loss per diluted common share because their effect would have been antidilutive.

Note 3. Revenue and Cost of Goods Sold Information

Revenue and cost of goods sold recorded in the accompanying consolidated statements of operations consist of (in thousands):

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2013	2012	2013	2012
Revenue
Software	$11,266	$11,833	$34,613	$35,222
Hardware systems	1,798	3,480	6,569	11,568
Services	340	329	913	1,312
Total revenue	$13,404	$15,642	$42,095	$48,102

Cost of goods sold
Software	$3,092	$3,488	$9,226	$10,098
Hardware systems	1,474	3,955	5,632	12,499
Services	659	572	1,719	1,903
Total cost of goods sold	$5,225	$8,015	$16,577	$24,500

Software revenue includes monthly subscriptions from the XataNet, XRS and Turnpike solutions; embedded leasing charges on the XRS and Turnpike solutions (where the customer selected the no upfront hardware cost option); monthly fees from the MobileMax solution; and activation fees. Hardware systems revenue includes hardware with embedded firmware and, for the XataNet solution, software that can be hosted by the customer, warranty and repair revenue. Services revenue includes installation, implementation, training and professional services revenue.

Cost of software consists of communication costs, hosting costs, depreciation of Relay assets (formerly RouteTracker assets, where the customer selected the no upfront hardware cost option) and direct personnel costs related to network infrastructure, as well as technical support for the XRS and Turnpike solutions. Cost of hardware systems consists of direct product costs, warranty costs and product repair costs, as well as direct personnel costs and technical support for the XataNet and MobileMax solutions. Cost of services consists of third-party vendor costs and direct costs related to services personnel.

Note 4. Supplemental Cash Flow and Non-Cash Information

The following table summarizes supplemental cash flow and non-cash information (in thousands):

	For the Nine Months Ended
	June 30,
	2013	2012
Supplemental cash flow information:
Cash paid for interest	$17	$369
Cash paid for income taxes	92	48
Supplemental non-cash information:
Relay assets (formerly RouteTracker assets) acquired under capital lease obligation	—	546
Preferred stock deemed dividends	—	(50)
Preferred stock dividends	175	169
Preferred stock dividends paid	232	223

Note 5. Equipment, Leased Equipment and Leasehold Improvements

Equipment, leased equipment and leasehold improvements consist of (in thousands):

	June 30,	September 30,
	2013	2012
Engineering and SaaS equipment	$11,512	$11,434
Relay assets (formerly RouteTracker assets)	8,954	7,089
Leasehold improvements	2,723	2,678
Office furniture and equipment	893	900
Assets not placed in service	351	102
Equipment, leased equipment and leasehold improvements, gross	24,433	22,203
Accumulated depreciation	(18,261)	(14,890)
Equipment, leased equipment and leasehold improvements, net	$6,172	$7,313

Depreciation recorded in the accompanying consolidated statements of operations consists of (in thousands):

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2013	2012	2013	2012
Depreciation recorded in:
Cost of goods sold	$724	$1,050	$2,060	$2,878
Selling, general and administrative expense	333	445	1,045	1,192
Research and development expense	178	159	574	169
Total depreciation of equipment, leased equipment and leasehold improvements	$1,235	$1,654	$3,679	$4,239

The total amount of assets under capital lease and held by the Company included in equipment, leased equipment and leasehold improvements in the accompanying consolidated balance sheets was $29,000 and $31,000 as of June 30, 2013 and September 30, 2012, respectively. Related accumulated depreciation for these assets was $28,000 and $24,000 as of June 30, 2013 and September 30, 2012, respectively.

Note 6: Goodwill and Definite-Lived Intangible Assets

The following table summarizes the changes in goodwill (in thousands):

Balance as of September 30, 2012	$17,288
Foreign currency translation adjustment	(902)
Balance as of June 30, 2013	$16,386

Definite-lived intangible assets subject to amortization were as follows as of June 30, 2013 (in thousands):

	Weighted Average Life (Years)	Cost	Accumulated Amortization	Foreign Currency Translation Adjustment	Net
Acquired customer contracts	7.8	$11,400	$(9,044)	$50	$2,406
Acquired technology	7.0	2,700	(1,455)	86	1,331
Reseller relationships	6.0	1,500	(943)	53	610
Trademark	10.0	900	(340)	23	583
Other intangible assets	7.0	49	(39)	—	10
Total	7.7	$16,549	$(11,821)	$212	$4,940

Amortization of definite-lived intangible assets recorded in the accompanying consolidated statements of operations consists of (in thousands):

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2013	2012	2013	2012
Amortization recorded in:
Cost of goods sold	$100	$102	$305	$305
Selling, general and administrative expense	328	574	990	1,722
Total amortization of definite-lived intangible assets	$428	$676	$1,295	$2,027

Future amortization expense of definite-lived intangible assets as of June 30, 2013 is expected to be as follows (in thousands):

Years ending September 30,
Remainder of 2013	$421
2014	1,686
2015	1,681
2016	799
2017	156
Thereafter	197
Total	$4,940

Note 7. Financing Arrangements

Effective February 24, 2012, the Company entered into a two-year Loan and Security Agreement with Silicon Valley Bank consisting of a $8.0 million revolving line of credit bearing interest at a floating rate equal to either 1.0 percent over the prime rate, provided certain liquidity conditions are met, or 1.5 percent over the prime rate. Interest is paid monthly, and the entire amount of any outstanding principal is due at maturity on February 24, 2014. Amounts borrowed under the revolving line of credit are secured by substantially all of the personal property of the Company and generally may be repaid and reborrowed at any time before maturity. The balance of the revolving line of credit in the accompanying consolidated balance sheets was $0 and $2.3 million as of June 30, 2013 and September 30, 2012, respectively.

The Loan and Security Agreement contains customary representations, warranties, covenants and events of default including, without limitation, covenants restricting the Company’s ability to incur indebtedness and liens, to declare and pay cash dividends and to merge or consolidate with another entity, and also contains a lockbox arrangement and subjective acceleration clause. The Loan and Security Agreement also includes financial covenants requiring the Company to maintain a minimum tangible net worth and adjusted quick ratio. The Company was in compliance with these covenants as of June 30, 2013.

Note 8. Stock-Based Compensation

The Company had 360,440 shares authorized and available for future equity awards as of June 30, 2013. Equity awards granted are deducted from the shares available for grant under the Company's 2007 Long-Term Incentive and Stock Option Plan. Similarly, equity awards canceled are added back to the shares available for grant under the Company's stock plans.

Stock Options

The following table summarizes information related to stock option grants (number of options in thousands):

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2013	2012	2013	2012
Number of options granted	—	18	1,182	763
Weighted-average grant date fair value	$—	$0.49	$0.54	$0.55

The fair value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model using the following weighted average assumptions for grants:

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2013	2012	2013	2012
Risk-free interest rate	—%	1.33%	1.28%	1.34%
Expected stock price volatility	—%	41.09%	54.11%	41.51%
Expected lives (in years)	0.0	6.0	6.0	5.9
Expected dividend yield	—	—	—	—

The following tables summarizes information relating to stock option activity (in thousands, except per option and weighted average remaining contractual life data):

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Options outstanding at September 30, 2012	2,104	$2.78	7.2
Granted	1,182	1.04
Exercised	(10)	1.35
Expired	(48)	2.61
Forfeited	(211)	1.16
Options outstanding at June 30, 2013	3,017	$2.22	7.5	$2,367
Options exercisable at June 30, 2013	1,569	$3.11	6.0	$461
Options expected to vest after June 30, 2013	1,448	$1.25	9.2	$1,906

Aggregate intrinsic value represents the Company’s closing stock price on the last trading day of the fiscal period in excess of the exercise prices multiplied by the number of options outstanding, exercisable or expected to vest.

The following table summarizes stock option information by exercise price range as of June 30, 2013 (number of options in thousands):

	Options Outstanding			Options Exercisable
Range of exercise price	Number of Options	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Options	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
$0.69 - $0.85	751	9.5	$0.81	—	0.0	$—
1.20 - 1.85	892	8.9	1.49	303	8.8	1.42
2.00 - 2.99	908	6.5	2.66	800	6.4	2.64
3.00 - 3.94	68	5.7	3.35	68	5.7	3.35
4.33 - 4.88	35	3.1	4.64	35	3.1	4.64
5.03 - 5.40	363	3.2	5.35	363	3.2	5.35
	3,017	7.5	$2.22	1,569	6.0	$3.11

As of June 30, 2013, there was $0.7 million of total unrecognized compensation costs related to stock option awards. The Company will recognize these costs over the remaining vesting periods of these stock options. The weighted average period over which the costs will be recognized is 1.6 years.

Restricted Stock Awards

The following table summarizes information relating to restricted stock activity (number of shares in thousands):

	Number of Shares	Weighted Average Grant Date Fair Value
Restricted stock unvested and outstanding at September 30, 2012	—	$—
Granted	25	1.82
Vested	(25)	1.82
Restricted stock unvested and outstanding at June 30, 2013	—	$—

The total fair value of restricted stock awards vested during the nine months ended June 30, 2013 was $46,000. As of June 30, 2013, there were no unrecognized compensation costs related to restricted stock awards.

Restricted Stock Units

The following table summarizes information relating to restricted stock unit activity (in thousands, except per unit data):

	Number of Units	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Restricted stock units outstanding at September 30, 2012	426	$1.95
Granted	369	1.01
Settled	(25)	2.58
Forfeited	(69)	1.25
Restricted stock units outstanding at June 30, 2013	701	$1.51	$1,787
Restricted stock units vested and unsettled at June 30, 2013	193	$2.16	$491
Restricted stock units expected to vest after June 30, 2013	508	$1.26	$1,296

Aggregate intrinsic value represents the Company’s closing stock price on the last trading day of the fiscal period multiplied by the number of restricted stock units outstanding, vested and unsettled or expected to vest.

The total fair value of restricted stock units vested during the nine months ended June 30, 2013 was $0.1 million. As of June 30, 2013, there was $0.5 million of total unrecognized compensation costs related to restricted stock units. The Company will recognize these costs over the remaining vesting periods of these units. The weighted average period over which the costs will be recognized is 1.5 years.

Common Stock Warrants

The following table summarizes information relating to common stock warrant activity (number of warrants in thousands):

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)
Common stock warrants outstanding at September 30, 2012	4,362	$3.05	3.6
Expired	(457)
Common stock warrants outstanding at June 30, 2013	3,905	$3.02	3.2

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

The following table summarizes information related to each of the Company's designated series of preferred stock (number of shares in thousands):

			Shares Issued and Outstanding
	Shares	Issuance or	June 30,	September 30,
	Designated	Sale Price	2013	2012
Series B	3,000	$2.54	2,347	2,250
Series C	1,400	3.94	1,269	1,269
Series D	1,600	3.83	1,567	1,567
Series F	1,400	2.22	1,340	1,340
Series G	10,100	3.00	10,067	10,067
Total preferred stock	17,500		16,590	16,493

In the second quarter of fiscal 2013 in conjunction with the Company's annual shareholder meeting, the shareholders of the Company approved the designation of an additional 750,000 shares of Series B Preferred Stock.

During the nine months ended June 30, 2013, the Company issued 97,000 shares of Series B Preferred Stock to Trident Capital Management-V, LLC for payment of accrued dividends. Based on the market value of the Company’s common stock on the date of the dividend payment, the payment of the dividend in additional shares of Series B Preferred Stock resulted in a non-cash dividend of $0.2 million for the nine months ended June 30, 2013.

In fiscal 2012, the Company issued 81,000 shares of Series B Preferred Stock to Trident Capital Management-V, LLC for payment of accrued dividends. Based on the market value of the Company’s common stock on the date of the dividend payment, the payment of the dividend in additional shares of Series B Preferred Stock resulted in a non-cash dividend of $0.2 million in fiscal 2012.

Note 10. Fair Value

The Company maintained certain assets which were measured at fair value on a recurring and non-recurring basis as of June 30, 2013. There were no material transfers between levels of the fair value hierarchy during the nine months ended June 30, 2013.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Money Market Funds

The Company maintained money market funds, included in cash and cash equivalents in the accompanying consolidated balance sheets, of $9.2 million and $8.4 million as of June 30, 2013 and September 30, 2012, respectively. The valuation techniques used to measure the fair value of the Company’s money market funds, classified as Level 1, were derived from quoted market prices as substantially all of these instruments have maturity dates (if any) within three months from the date of purchase, and active markets for these instruments exist.

Assets Measured at Fair Value on a Non-Recurring Basis

Definite-Lived Intangible Assets

In the third quarter of fiscal 2012, the Company recorded an impairment charge of $3.5 million to reduce the carrying value to fair value of acquired customer contracts originally recorded in conjunction with the acquisition of Geologic. The Company’s assessment of definite-lived intangible assets for impairment included the use of Level 2 (discount rate) and Level 3 (expected future cash flows) inputs.

The following table summarizes the change in the net balance of the aforementioned acquired customer contracts, classified as Level 3 and included in intangible assets, net in the accompanying consolidated balance sheets (in thousands):

Balance as of September 30, 2011	$7,313
Amortization	(1,444)
Impairment charge	(3,500)
Balance as of September 30, 2012	2,369
Amortization	(533)
Balance as of June 30, 2013	$1,836

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

On December 16, 2009, eight plaintiffs filed a lawsuit in the U.S. District Court for the Western District of North Carolina (Durkee v. C.H. Robinson Worldwide, Inc. et al.) against eleven defendants, including Xata Corporation (now XRS Corporation), seeking damages arising from a motor vehicle collision that occurred on July 1, 2008. On June 4, 2010, a second case pertaining to this motor vehicle collision was filed in the same court (Bailey v. Estate of Carroll Jett et al.) against twelve defendants, including the Company. The plaintiffs in both of these cases allege that the motor vehicle collision and the resulting personal injuries and other damages were caused by the driver of a truck who was texting with a MobileMax device supplied by the Company. The plaintiffs in both cases sought joint and several liability from each defendant for alleged personal injury damages in an unspecified amount. In January 2011, the U.S. District Court dismissed all of the claims in both cases against the Company on the grounds that the supplier of a mobile communication device is not liable for damages caused by an admittedly negligent driver using that device. The plaintiffs appealed the U.S. District Court's dismissal of the Company, and that appeal was dismissed by the U.S. Court of Appeals for the Fourth Circuit on January 2, 2013. On January 15, 2013, the plaintiffs filed a petition for a rehearing on the dismissal. On April 8, 2013, the U.S. Court of Appeals denied the petition for rehearing. On July 1, 2013, the plaintiffs filed  petition for a discretionary writ of certiorari with the U.S. Supreme Court. The U.S. Supreme Court has not yet decided whether it will consider the appeal. The plaintiffs have settled both the Durkee and Bailey cases with all of the other defendants. The Company's insurance carrier has accepted coverage of the Company in the Durkee and Bailey cases and is continuing to employ counsel to defend the case.

Note 12. Income Taxes

The Company's effective tax rate was 6.6 percent and 4.4 percent for the nine months ended June 30, 2013 and 2012, respectively. The higher tax rate for the nine months ended June 30, 2013 was attributable to improved results from operations coupled with the recording of a valuation allowance to the extent of the Company's Canadian deferred tax assets.

The Company does not have objectively verifiable positive evidence of future taxable income; accordingly, the Company concluded that recording a valuation allowance to the extent of the Company's deferred tax assets is appropriate. The realization of the deferred tax assets is dependent on future taxable income during the periods when deductible temporary differences and carryforwards are expected to be available to reduce taxable income. The amount of the net deferred tax asset considered realizable could be increased in the future if the Company maintains profitability and it becomes more likely than not that these amounts would be realized. As of September 30, 2012, the Company had federal net operating loss carryforwards and tax credit carryforwards available for use of $42.2 million and $2.8 million, respectively.

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

The following table summarizes the impairment and business realignment charges recorded in the third and fourth quarters of fiscal 2012 (in thousands):

	For the Three Months Ended		For the Year Ended September 30, 2012
	June 30, 2012	September 30, 2012

Included in cost of goods sold:
Write-off of excess and obsolete inventory	$582	$254	$836
Accelerated depreciation of Relay assets (formerly RouteTracker assets)	404	—	404
Inventory purchase commitment termination costs	360	38	398
Included in selling, general and administrative expenses:
Employee separation costs	791	(10)	781
Included in research and development expenses:
Employee separation costs	80	—	80
Impairment of intangible asset	3,500	—	3,500
Total impairment and business realignment costs	$5,717	$282	$5,999

Business realignment accrual activity included in the accompanying consolidated balance sheets was as follows (in thousands):

Balance as of September 30, 2011	$—
Costs incurred	1,259
Cash payments and other	(759)
Balance as of September 30, 2012	$500
Costs incurred	—
Cash payments and other	(500)
Balance as of June 30, 2013	$—

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Except for the historical information contained herein, the matters discussed in this Report on Form 10-Q are forward-looking statements involving risks and uncertainties that could cause actual results to differ materially from those in such forward-looking statements. Numerous factors, risks and uncertainties affect the Company's operating results and could cause the Company's actual results to differ materially from forecasts and estimates or from any other forward-looking statements made by, or on behalf of, the Company, and there can be no assurance that future results will meet expectations, estimates or projections. Risks and uncertainties include, but are not limited to, the following:

•
As we have generated operating losses recently, additional operating losses may occur in the future and may be in excess of amounts that could be funded from operations, thus we may be dependent upon external investment to support our operations during these periods;

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

Further information regarding these and other risks is included in “Risk Factors” in Part 1, Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2012, in this Form 10-Q and in our other filings we make with the Securities and Exchange Commission (SEC).

Overview

XRS Corporation, formerly Xata Corporation, and its wholly owned subsidiary, Turnpike Global Technologies, Inc. (collectively, XRS Corporation, the Company, we, our or us), delivers fleet management and compliance software solutions to the commercial trucking industry to help maintain regulatory compliance and reduce operating costs. XRS Corporation is leading the commercial trucking industry's migration to mobile devices for collecting and analyzing compliance and management data. Our mobility-based solutions have no upfront hardware costs and run on smartphones, tablets and rugged handhelds. XRS Corporation has sales and distribution partnerships with the major wireless carriers supporting the U.S. and Canadian commercial trucking industries.

The Company's mobile solutions include:

•
XRS: our next generation mobile fleet optimization and compliance solution built with the scalability of cloud-based infrastructure and the functionality to support North America's largest fleets down to an individual owner/operator. It harnesses the power of mobility, transforming driver and truck data into an easy to use dashboard of information which is shared in real-time between drivers, dispatchers and fleet owners. XRS uses a monthly subscription model with no upfront hardware costs.

•	Turnpike: our first generation mobile fleet optimization and compliance solution which uses a monthly subscription model with no upfront hardware costs.

The Company's traditional on-board computer solutions include:

•	XataNet: a fleet optimization and compliance solution, utilizing a Software as a Service model, with broad functionality for enterprise customers seeking to reduce costs and minimize compliance risks.

•	MobileMax: a traditional on-board communication solution for the for-hire trucking market with integrated back-office systems.

With over 1,400 customers and 112,000 subscribers, XRS Corporation has a strong foundation as an industry leader in delivering Federal Motor Carrier Safety Administration compliant electronic logging devices with a track record of empowering fleet owners to leverage truck data to radically reduce costs. In fiscal 2012, we changed our name from Xata Corporation to XRS Corporation (Xata Road Science), reflecting our commitment to the mobile market and our next generation mobile solution, XRS.

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

In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management's judgment in its application. There are also areas in which management's judgment in selecting among available alternatives would not produce a materially different result. Our senior management has reviewed these critical accounting policies and related disclosures with the Audit Committee of the Board of Directors. There were no changes to the Company's critical accounting policies during the nine months ended June 30, 2013. Refer to Management's Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for our fiscal year ended September 30, 2012 for a more complete discussion of our critical accounting policies and estimates.

Results of Operations for the Three and Nine Months Ended June 30, 2013 and 2012

The following table includes detail of revenue and cost of goods sold (in thousands):

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2013	2012	2013	2012
Revenue:
Software	$11,266	$11,833	$34,613	$35,222
Hardware systems	1,798	3,480	6,569	11,568
Services	340	329	913	1,312
Total revenue	$13,404	$15,642	$42,095	$48,102

Cost of goods sold:
Software	$3,092	$3,488	$9,226	$10,098
Hardware systems	1,474	3,955	5,632	12,499
Services	659	572	1,719	1,903
Total cost of goods sold	$5,225	$8,015	$16,577	$24,500

In the above table, the revenue and cost of goods sold detail for categories listed are defined as follows:

•
Software revenue includes monthly subscriptions from the XataNet, XRS and Turnpike solutions; embedded leasing charges on the XRS and Turnpike solutions (where the customer selected the no upfront hardware cost option); monthly fees from the MobileMax solution; and activation fees.

•	Hardware systems revenue includes hardware with embedded firmware and, for the XataNet solution, software that can be hosted by the customer, warranty and repair revenue.

•	Services revenue includes installation, implementation, training and professional services revenue.

•
Software cost of goods sold consists of communication costs, hosting costs, depreciation of Relay assets (formerly RouteTracker assets, where the customer selected the no upfront hardware cost option) and direct personnel costs related to network infrastructure, as well as technical support for the XRS and Turnpike solutions.

•
Hardware systems cost of goods sold consists of direct product costs, warranty costs and product repair costs, as well as direct personnel costs and technical support for the XataNet and Mobilemax solutions.

•	Services cost of goods sold consists of third-party vendor costs and direct costs related to services personnel.

Fiscal 2012 Impairment and Business Realignment Charges

During the third quarter of fiscal 2012, the Company recorded $5.7 million of impairment and business realignment charges as it accelerated its transition to mobile-based solutions. The fiscal 2012 business realignment charges included $0.9 million in personnel expenses from a workforce reduction, $0.4 million for accelerated depreciation of fixed assets, $0.6 million to write off excess and obsolete inventory and $0.3 million in estimated costs to terminate inventory purchase commitments. The Company also recorded a non-cash impairment charge of $3.5 million associated with intangible assets originally recorded in conjunction with the acquisition of Geologic Solutions, Inc.

Revenue

Total revenue of $13.4 million for the three months ended June 30, 2013 decreased 14.3 percent, compared to $15.6 million for the same period in fiscal 2012. Total revenue of $42.1 million for the nine months ended June 30, 2013 decreased 12.5 percent, compared to $48.1 million for the same period in fiscal 2012. The decrease in total revenue was predominantly the result of decreased hardware revenue as the Company's customers continue to shift to mobile-based solutions with no upfront hardware costs.

Total software revenue was $11.3 million for the three months ended June 30, 2013, compared to $11.8 million for the same period in fiscal 2012. Mobile software revenue grew 21.2 percent over the same period in fiscal 2012 as customers continue to respond to the increased use of mobile applications within the commercial trucking industry. Software revenue comprised 84.0 percent of total revenue for the three months ended June 30, 2013, compared to 75.6 percent for the same period in fiscal 2012.

Hardware systems revenue decreased 48.3 percent to comprise 13.4 percent of total revenue for the three months ended June 30, 2013, compared to 22.2 percent of revenue for the same period in fiscal 2012. This decline is attributable to decreased sales of XataNet hardware systems as adoption of the Company's mobile solutions, with no upfront hardware costs to customers, continues to increase.

Cost of Goods Sold and Gross Margins

Total cost of goods sold decreased 34.8 percent to $5.2 million for the three months ended June 30, 2013, compared to $8.0 million for the same period in fiscal 2012. For the nine months ended June 30, 2013, total cost of goods sold decreased 32.3 percent to from $24.5 million in fiscal 2012 to $16.6 million in conjunction with decreased hardware revenue. Overall gross margin percentage increased 12.2 percentage points to 61.0 percent of revenue for the three months ended June 30, 2013, compared to 48.8 percent of revenue for the same period in fiscal 2012. Overall gross margins increased 11.5 percentage points to 60.6 percent of revenue for the nine months ended June 30, 2013, compared to 49.1 percent of revenue for the same period in fiscal 2012. Overall gross margins for the three and nine months ended June 30, 2012 include $1.3 million of business realignment charges. In addition, overall gross margins for the three and nine months ended June 30, 2013 improved as a result of an increase in higher margin software revenue as a percentage of total revenue as well as an increase in hardware systems gross margins.

Software cost of goods sold of $3.1 million decreased 11.4 percent for the three months ended June 30, 2013, compared to $3.5 million for the same period in fiscal 2012. Software gross margins increased 2.1 percentage points to 72.6 percent of revenue for the three months ended June 30, 2013, compared to 70.5 percent for the same period in fiscal 2012. Fiscal 2012 software gross margins include $0.4 million of business realignment charges.

Hardware systems cost of goods sold of $1.5 million decreased 62.7 percent for the three months ended June 30, 2013, compared to $4.0 million for the same period in fiscal 2012. Hardware systems gross margins improved by 31.6 percentage points to 18.0 percent of revenue for the three months ended June 30, 2013, compared to negative 13.6 percent for the same period in fiscal 2012. Fiscal 2012 hardware systems gross margins include $0.9 million of business realignment charges. In addition, hardware system margins for the three months ended June 30, 2013 improved as a result of favorability in warranty activity and higher margin parts sales representing a larger portion of total hardware systems revenue.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist of personnel costs for the Company's sales, marketing, client management and administration functions; sales commissions, marketing and promotional expenses; executive and administrative costs; and accounting and professional fees. Selling, general and administrative expenses were $5.1 million for the three months ended June 30, 2013, compared to $6.5 million for for the same period in fiscal 2012. Selling, general and administrative expenses were $15.9 million for the nine months ended June 30, 2013, compared to $19.2 million for for the same period in fiscal 2012. Fiscal 2012 selling, general and administrative expenses were impacted by $0.8 million in employee separation costs related to the business realignment. The subsequent decrease in related personnel expenses coupled with lower amortization as a result of the fiscal 2012 third quarter intangible asset impairment charge have driven the decreased expenses in fiscal 2013.

Research and Development Expenses

Research and development expenses consist of personnel costs and expenses related to development of new solutions and added functionality to existing solutions. Research and development expenses were $2.9 million or 21.4 percent of revenue for the three months ended June 30, 2013, compared to $4.0 million or 25.5 percent of revenue for the same period in fiscal 2012. Research and development expenses were $8.7 million or 20.7 percent of revenue for the nine months ended June 30, 2013, compared to $11.0 million or 22.8 percent of revenue for the same period in fiscal 2012. During the three and nine months ended June 30, 2013, the Company capitalized $0.1 million and $0.4 million in software development costs, respectively, associated with the Company's XRS mobile solution. Continued investment in the development and enhancement of the XRS mobile solution's functionality as well as maintenance releases to the Company's legacy solutions to ensure compliance with continually changing governmental regulations drove the research and development expenses recorded in fiscal 2013.

Net Interest and Other Expense

Net interest and other expense was $35,000 and $33,000 for the three months ended June 30, 2013 and 2012, respectively. For the nine months ended June 30, 2013 and 2012, net interest and other expense was $0.1 million and $0.3 million, respectively. As of June 30, 2013, the Company utilized increased cash provided by operations to maintain a debt-free balance sheet, compared to debt of $2.3 million as of September 30, 2012. For the nine months ended June 30, 2013, the decrease in net interest and other expense was attributable to lower interest expense resulting from lower average outstanding debt balances in combination with lower interest rates on the Company's revolving line of credit as compared to the capital lease facility previously used to finance certain equipment used in the Company's mobile solutions.

Income Taxes

The Company's effective tax rate was 6.6 percent for the for the nine months ended June 30, 2013, compared to 4.4 percent for the same period in fiscal 2012. The higher tax rate for the nine months ended June 30, 2013 was attributable to improved results from operations coupled with the recording of a valuation allowance to the extent of the Company's Canadian deferred tax assets.

The Company does not have objectively verifiable positive evidence of future taxable income; accordingly, the Company concluded that recording a valuation allowance to the extent of the Company's deferred tax assets is appropriate. The realization of the deferred tax assets is dependent on future taxable income during the periods when deductible temporary differences and carryforwards are expected to be available to reduce taxable income. The amount of the net deferred tax asset considered realizable could be increased in the future if the Company maintains profitability and it becomes more likely than not that these amounts would be realized. As of September 30, 2012, the Company had federal net operating loss carryforwards and tax credit carryforwards available for use of $42.2 million and $2.8 million, respectively.

Net Income (Loss) to Common Shareholders

Net income to common shareholders was $0.2 million for the three months ended June 30, 2013, compared to a net loss to common shareholders of $6.2 million for the same period in fiscal 2012. Net income to common shareholders was $0.5 million for the nine months ended June 30, 2013, compared to a net loss to common shareholders of $10.0 million for the same period in fiscal 2012. Net income (loss) to common shareholders reflects preferred stock dividends and preferred stock deemed dividends of $0.1 million for each of the three months ended June 30, 2013 and 2012 and $0.2 million for each of nine months ended June 30, 2013 and 2012.

Liquidity and Capital Resources

Operating activities provided $7.2 million of cash for the nine months ended June 30, 2013, compared to $0.3 million in cash used in operating activities for the same period in fiscal 2012. Net income of $0.7 million for the nine months ended June 30, 2013, compared to a net loss of $9.9 million for the same period in fiscal 2012, served as the primary contributor to the increase.

Cash used in investing activities was $2.7 million for the nine months ended June 30, 2013, compared to $2.5 million for the same period in fiscal 2012. Consistent with the Company's mobile strategy, purchases of equipment used in the Company's mobile solutions and capitalization of software development costs related to development of the XRS mobile solution served as the primary investing activities for the nine months ended June 30, 2013. For the nine months ended June 30, 2012, cash used in investing activities reflected investment in the Company's SaaS infrastructure as well as purchases of equipment used in the Company's mobile solutions.

Cash used in financing activities was $2.3 million for the nine months ended June 30, 2013, which reflects the Company's payoff of all outstanding debt facilities, resulting in a debt-free balance sheet as of June 30, 2013. The Company recorded $1.6 million in cash used in financing activities in the comparable period in fiscal 2012, which represented early extinguishment of the capital lease facility then used to finance certain equipment used in the Company's mobile solutions as well as the payment of financing costs, offset by draws on the Company's revolving line of credit.

Non-GAAP Financial Measures

The Company recorded free cash flow of $4.5 million for the nine months ended June 30, 2013, an increase of $7.4 million as compared to negative free cash flow of $2.9 million for the same period in fiscal 2012. The increase in free cash flow was driven by net income of $0.7 million for the nine months ended June 30, 2013, compared to a net loss of $9.9 million for the same period in fiscal 2012.

The following table is a reconciliation of free cash flow from net cash provided by (used in) operating activities and net cash used in investing activities, which are the most directly comparable financial measures calculated in accordance with GAAP (in thousands):

	For the Nine Months Ended
	June 30, 2013
	2013	2012
Net cash provided by (used in) operating activities	$7,180	$(323)
Net cash used in investing activities:
Purchase of equipment and leasehold improvements	(319)	(1,977)
Purchase of Relay assets (formerly RouteTracker assets)	(2,005)	(559)
Capitalized software development	(355)	—
Proceeds from the sale of equipment	16	2
Net cash used in investing activities	(2,663)	(2,534)
Free cash flow	$4,517	$(2,857)

The improvement in free cash flow contributed to a $2.6 million increase in working capital to $12.2 million as of June 30, 2013, compared to $9.6 million as of September 30, 2012.

The following table is a reconciliation of working capital from current assets and current liabilities, which are the most directly comparable financial measures calculated in accordance with GAAP (in thousands):

	June 30,	September 30,
	2013	2012
Current assets	$21,372	$20,942
Current liabilities	(10,376)	(12,882)
Net current assets	10,996	8,060
Current portion of deferred revenue net of deferred costs	1,236	1,544
Working capital	$12,232	$9,604

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

XRS Corporation Series B Preferred Stock prohibits payment of dividends to the holders of any other capital stock unless and until the Company has paid dividends accrued on the Series B Preferred Stock, which pays a cumulative dividend of 4.0 percent per annum of the original issue price (payable semi-annually). At the option of the Series B

Preferred Stockholders, such dividends are payable in additional shares of Series B Preferred Stock or cash. During the nine months ended June 30, 2013 and the fiscal year ended September 30, 2012, the Company issued 97,000 and 81,000 shares, respectively, of Series B Preferred Stock for payment of accrued dividends.

Recently Issued Accounting Standards

There were no new accounting pronouncements issued or effective during the nine months ended June 30, 2013 that have had or are expected to have a material impact on the consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

Our principal executive officer and principal financial officer, or persons performing similar functions, carried out an evaluation of the effectiveness, as of June 30, 2013, of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the Exchange Act). Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2013 to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Controls over Financial Reporting

As discussed in our Quarterly Report on Form 10-Q for the quarter ended December 31, 2012, management's assessment identified a material weakness relating to controls over the recording of forfeitures of equity awards on our stock-based compensation expense.

During the quarters ended March 31, 2013 and June 30, 2013, we have taken remedial action to strengthen our existing internal controls and processes over the accounting for forfeitures. Starting with the quarter ended March 31, 2013, we are (i) recording adjustments on the date of actual forfeiture, (ii) adjusting the expected forfeiture rate used in calculating stock-based compensation expense on our remaining unvested equity awards, when necessary, based on the significance of the current forfeiture activity and (iii) conducting reviews of the modified processes. With the implementation of these corrective actions, this material weakness was deemed remediated as of the quarter ended June 30, 2013.

Other than as described above, no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended June 30, 2013 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

Refer to Note 11, Commitments and Contingencies, located in Part I, Item 1 of this Form 10-Q.

Item 1A. Risk Factors

In addition to the other information set forth in this report and our other Securities and Exchange Commission filings, you should carefully consider the factors discussed under “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended September 30, 2012, as updated by our subsequent Securities and Exchange Commission filings, which could have a material impact on our business, financial condition or results of operations. The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business, financial condition or results of operations.

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
101
The following materials from XRS Corporation's Quarterly Report on Form 10-Q for the three and nine months ended June 30, 2013 and 2012 are furnished herewith, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Operations for the three and nine months ended June 30, 2013 and 2012, (ii) the Consolidated Statements of Comprehensive Loss for the three and nine months ended June 30, 2013 and 2012, (iii) the Consolidated Balance Sheets as of June 30, 2013 and September 30, 2012, (iv) the Consolidated Statements of Changes in Shareholders' Equity for the nine months ended June 30, 2013 and for the year ended September 30, 2012, (v) the Consolidated Statements of Cash Flows for the nine months ended June 30, 2013 and 2012, and (vi) the Notes to the Consolidated Financial Statements.

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

Dated: August 9, 2013		XRS Corporation
(Registrant)

	By:	/s/ Michael W. Weber
Michael W. Weber
Chief Financial Officer
(Signing as Principal Financial and Accounting Officer, and as Authorized Signatory of Registrant)