Form 10-K
period 2013-09-30
XRS Corp
filed 2013-12-20
CIK 854398

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________
Form 10-K

(Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2013

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
☐ Yes ☑ No

As of March 31, 2013, the aggregate market value of the registrant's common stock held by non-affiliates of the registrant was $14,703,690 based on the last transaction price as reported on the NASDAQ Capital Market on such date. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purposes.

The number of shares of common stock outstanding on December 13, 2013 was 10,926,142.

Items 10, 11, 12, 13 and 14 of Part III incorporate information by reference from the definitive proxy statement for the 2014 Annual Meeting of Stockholders, which we intend to file with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this report.

Forward Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which are subject to the “safe harbor” created by this legislation. The forward-looking statements regarding future events and the future results of XRS Corporation are based on current expectations, estimates, forecasts and projections about the industries in which XRS operates and the beliefs and assumptions of the management of the Company. In some cases, forward-looking statements can be identified by terminology such as “believes,” “anticipates,” “expects,” “intends,” “targeted,” “should,” “potential,” “goals,” “strategy” and similar terms and expressions. These forward-looking statements involve certain risks and uncertainties that could cause actual results, levels of activity, performance, achievements and events to differ materially from those implied by such forward-looking statements, but are not limited to those discussed in this Report under the section entitled “Risk Factors” and elsewhere, and in other reports XRS files with the Securities and Exchange Commission (“SEC”), including subsequent reports and amendments thereto on Form 8-K and Form 10-Q. These forward-looking statements are made as of the date of this Annual Report on Form 10-K. XRS Corporation assumes no obligation to update these statements for any reason, including the occurrence of material events. The risks and uncertainties under the caption “Risk Factors” contained herein, among other things, should be considered in evaluating our prospects and future financial performance.

PART I

Item 1.    Business

Company History and Business Overview

XRS Corporation and its wholly owned subsidiary, Turnpike Global Technologies, Inc. (collectively, XRS Corporation, the Company, we, our, us) delivers compliance and fleet management solutions to the commercial trucking industry. Our solutions enable customers to improve compliance with United States Department of Transportation (DOT) regulations, optimize the utilization of their assets and enhance the productivity of fleet operations across the entire supply chain resulting in decreased costs.

Founded in 1985 as Xata Corporation, XRS Corporation has been an early leader in the development of trucking intelligence solutions evolving from a history of solutions employing traditional hardware-based on-board computers, to software-as-a-service-based (SaaS) solutions utilizing near real-time always connected in-cab devices, to today's solutions which operate on mobile devices, such as smartphones, tablets, and rugged handhelds. We were the first company to provide completely paperless electronic logs, exception-based management reporting and learned standards for accurate business intelligence in fleet operations. Our products combine enterprise software, mobile technology, real-time communications and global positioning systems (GPS) to provide an enterprise logistics management solution for fleet operators.

Our first-generation products, introduced in the early 1990’s, included our revolutionary touch-screen driver computer and PC-based fleet management system software. In 1999, we introduced a customer-hosted system that can manage multiple operation centers and users over a wide area network.

In 2004, we introduced XataNet, a software-as-a-service (SaaS) solution serving the needs of the private fleet segment. With the acquisition of GeoLogic Solutions, Inc. in January of 2008, we expanded our offerings to include the MobileMax solution, which provides a wireless asset management solution to the for-hire segment of the over-the-road transportation sector. Our XataNet and MobileMax solutions both operate as traditional on-board hardware-based solutions, which include an embedded computer hardware system, communication capabilities and a driver display.

Focused on providing our customers with actionable intelligence from vehicle and driver data using the latest available technology, in December 2010, we acquired Turnpike Global Technologies, a leading provider of compliance and performance software operating on mobile devices such as smartphones, tablets and rugged handhelds. This acquisition allowed the Company to address the needs of fleets of all sizes through the use of mobile solutions with no upfront hardware costs.

In 2013 we introduced our new mobile-based trucking intelligence solution, XRS. The solution combines the no upfront hardware cost model of Turnpike, with the enterprise, real-time, features of XataNet in a cloud-based SaaS solution. Built leveraging the power of mobile, social, cloud and information platforms, XRS serves to assist fleets in maximizing performance, making trucking easier for the driver, as well as maintaining compliance with the evolving regulatory environment.

We are leading the commercial trucking industry's migration to mobile devices for collecting and analyzing DOT compliance and management data through our continued focus on leveraging the latest technology with our solutions. Our strong foundation of providing DOT-compliant driver logs for the tracking of Hours of Service (HOS) and performance metrics which enable customers to reduce operating costs has allowed us to establish a customer base of over 1,300 customers and 110,000 subscribers.

Industry Background

The commercial trucking industry operating class 6 through 8, heavy duty trucks, can be bifurcated into private and for-hire fleets. Private fleets include distributors, manufacturers, wholesalers, retailers and other companies that transport their own goods using equipment they own or lease. For-hire fleets include truckload, less-than-truckload and intermodal carriers whose primary business is the transportation of freight that belongs to others.

Both types of commercial trucking fleets are incentivized to deliver in an efficient and effective manner to increase customer satisfaction in the face of burdensome regulations and rising costs. Therefore, both types of fleets have a need for performance metrics related to fuel, labor, equipment, safety and maintenance that will assist customers with reducing expenses, while continuing to allow them to maintain regulatory compliance. Consequently, all companies that utilize heavy duty trucks in their operations are facing the following operational trends and challenges:

Industry Trends and Challenges

Consumerization of Mobile Technology
The adoption of mobile devices has increased dramatically in the past decade. Analyst firm Forrester Research notes that over 257 million smartphones and 126 million tablets will be in use by U.S. consumers by 2016. The adoption of mobile solutions is undeniable for all businesses, including fleets who continue to adopt mobile technology to increase driver performance and compliance, all while making information available throughout their customer's supply chain, as well as available for internal fleet operations. Specifically, the adoption of mobile devices by the commercial trucking industry allows for fleets to collect real-time information for customers, connect with drivers while on the road and automate workflows. As a result, continued adoption of mobile solutions enables fleets to use many of the devices they have already deployed in the field, allowing for faster and greater returns on investment. This trend signals a move from traditional on-board computers to mobile solutions that are easier to use for drivers, fleet managers, safety personal and owners, furthering adoption throughout the fleet.

We believe that by developing applications that run on mobile devices used in various aspects of a fleet's operations, our solutions will ensure fleets realize returns on their investments in technology in ways that investments in single-purpose hardware used in legacy solutions could not provide.

Regulatory Concerns
Fleets are facing tremendous pressure from regulatory entities including the Department of Transportation, Federal Motor Carrier Safety Administration (FMCSA), the International Fuel Tax Agreement and state and local law enforcement personnel. These governing bodies are tasked with road safety and enact regulatory standards which commercial trucking fleets must operate within. The Company's solutions with compliance offerings assist fleets in addressing the following regulatory standards:

Electronic Logging Mandate — In June 2012, the U.S. Congress passed the Moving Ahead for Progress in the 21st Century Act (MAP-21) which allocated funds for improved highways throughout the U.S. As part of this bill, the FMCSA has been directed to write a rule mandating the use of electronic logging devices (ELD) for all drivers required to keep a Record of Duty Status (RODS). This mandate will force many fleets to replace paper log books with electronic logging solutions. The FMCSA estimates the provisions of MAP-21 will impact 3.1 million commercial trucks and 3.4 million drivers. The Company estimates 0.5 million vehicles are using electronic logging devices today, leaving 2.6 million commercial trucks needing an ELD when this regulation becomes effective.

Hours of Service — Based on the complexity of the FMCSA regulation §395.15 rule set, commercial trucking fleets are expanding their voluntary adoption of electronic logging devices to track RODS and other driver time activity in order to remain compliant. Our solutions allow trucking fleets to electronically record a driver's hours of service based on the FMCSA 395.15 rule set.

Driver Vehicle Inspection Reports — FMCSA regulation §396.11 requires every motor carrier to prepare written reports at the completion of each day's work on every vehicle operated, documenting the proper maintenance and working order of the vehicle. Current paper-based methods for filing inspection reports can be automated through an electronic Driver Vehicle Inspection Report (DVIR) process. Our mobile solutions offer a DVIR application that streamlines communication between driver and fleet maintenance personnel allowing for greater uptime and utilization of vehicles.

International Fuel Tax Agreement — The International Fuel Tax Agreement (IFTA) requires commercial trucks to remit fuel taxes based on the amount of fuel consumed in their jurisdiction. To comply with the IFTA regulations, drivers must record miles driven in each jurisdiction and fuel purchase information. Many heavy duty vehicles cross numerous jurisdictional borders each week, resulting in significant paperwork for the driver, the clerical staff of the carrier and the processor of the fleet's fuel tax returns. In addition, in order to comply with these requirements, fleets must maintain records at their home domicile, as well as at the carrier's headquarters, thereby ensuring the records are readily available for regulators to review for fuel tax compliance. Our solutions' automated IFTA service provides fleets the ability to print, sign and send filings which greatly reduces the administrative burden associated with fuel tax compliance.

Compliance, Safety, Accountability — Enacted in 2010, the Compliance, Safety, Accountability (CSA) program from the FMCSA applies to all commercial trucking fleets registered with the DOT. Designed to improve the safety of large trucks and buses and ultimately reduce commercial motor vehicle-related crashes, injuries and fatalities, CSA increases visibility into truck safety operations by making all vehicle inspections and compliance violations available to the public for a period of two years. In addition, CSA ranks commercial trucking fleets against their peer group based on a set of seven Behavior Analysis and Safety Improvement Categories (BASICs). As of September 2013, more than 63,000 carriers exceeded the acceptable threshold level for at least one of seven BASICs trigging an intervention process by the FMCSA including warning letters, targeted roadside inspections and on-site reviews. Our solutions assist companies in improving CSA scores in the unsafe driving, HOS compliance and vehicle maintenance BASICs through safety measurement and monitoring functionality.

Operational Efficiencies
Increased regulatory burdens, higher fuel prices and a shortage of qualified drivers continue to place upward pressure on operational costs, forcing fleets to seek solutions for maximizing vehicle, driver and overall fleet performance. In fact, based on a study from the American Trucking Research Institute (ATRI), fuel and driver wages and benefits continued to be the largest operational cost for commercial trucking fleets, constituting 72 percent of total operating costs in 2012. Consequently customers are in need of solutions that address the following challenges:

Fuel Costs — Fuel is the largest operating cost for fleets, representing an overall cost of $0.64/mile or 39 percent of total operational costs in 2012 based on ATRI reports, thereby making monitoring of a fleet's fuel consumption critical to success. Commercial trucking fleets use XRS solutions to modify driver behaviors relative to reducing idle time, excessive speed, aggressive driving and progressive shifting techniques, thereby allowing them to optimize fuel expenditures.

Driver Wages and Benefits — Driver wages and benefits represent an operational cost of $0.53/mile or 33 percent of total operational costs. Our solutions provide real-time data that improves communication between driver and fleet manager, leading to efficient dispatch orders and optimization of driver’s time within Hours of Service and delivery constraints.

Limited Availability of Commercial Truck Drivers
The commercial trucking industry continues to face a shortage of qualified truck drivers required to address current freight capacity. According to the American Trucking Association the industry needs to recruit 96,000 new drivers annually to keep pace with the freight capacity demand. An aging driver workforce, lack of younger drivers entering the profession and increased scrutiny of all drivers based on the tighter regulatory environment will expand the driver shortage. In addition to driver shortage, driver turnover continues to be a challenge with an industry average annual turnover rate near 100 percent. The combination of the high turnover and shortage of qualified drivers in trucking is resulting in fleets spending significant resources to identify and retain qualified drivers. Our solutions have an increased focus on continual driver training to ensure new drivers quickly adapt and receive value.

Our Product Strategy

Our product strategy focuses on addressing the needs of private and for-hire fleets, of all sizes, that are faced with compliance and fleet performance challenges. Specifically, the Company is pursuing the following strategies:

Compliance as a Core Focus
With over 25 years of experience in serving our customer base, we have the knowledge and experience to address the ever-changing compliance requirements facing the commercial trucking industry, including but not limited to the MAP-21 mandate. Specifically, a majority of our 110,000 subscribers use our electronic logging solutions to help comply with HOS regulations, maximize efficiency of a driver's time and promote safe driving.
Our safety and compliance focus allows fleets to help improve CSA scores and reduce administrative burdens associated with IFTA and DVIR regulations. By maintaining this focus and adapting our solutions as regulations are published, we gain competitive advantage over new solutions in the marketplace and increase the value we deliver to customers.

Leveraging the Power of Technology Convergence
The commercial trucking industry has been a pioneer in the adoption of new technology that assists them in managing their business. As a result, it is not a surprise that fleets have begun to embrace and build on four overarching components of technology, which analyst firm Gartner calls the Nexus of Forces. With this knowledge, the XRS mobile solution, released into general availability in April 2013 was developed utilizing advance mobile application technology allowing functionality to be added to meet the current and anticipated demands of our customers, while working to maximize the four components of technology, which include:

Mobile Technology — Our XRS mobile solution is literally in the hands of drivers, building off the ubiquity of communication tools available today. The power of open devices empowers everything we do as an organization. The XRS mobile solution was built on mobile, for mobile.

Social Interaction — The XRS mobile solution opens the door to a connected social ecosystem thereby eliminating the historical isolation experienced by drivers. Mobile and social technology allows drivers to connect through social media platforms, allowing fleets to build upon existing social infrastructures established through current communication technology to maximize on the sharing of information and the creation of a sense of community.

Cloud Computing — The XRS mobile solution uses a cloud infrastructure that has the capability to dynamically scale to meet current and future customer needs. This infrastructure also enhances disaster recovery, business continuity and higher availability levels for the XRS mobile solution.

Information — Data collected via the XRS mobile solution is used daily by fleets to make decisions on how to improve various aspects of their operations, such as increasing fuel efficiency, maintaining vehicles and assuring driver regulatory compliance.

Integration
Our development efforts continue to focus on key integrations to strategic third-party providers, including but not limited to dispatch, routing, payroll and proof of delivery solutions. We feel that continuing to align with strategic third-party providers will allow us to broaden the capabilities of the XRS mobile solution to meet the more complex demands of larger fleets.

Capturing and Use of Data
Vehicles and drivers engage in activities that are capable of generating a significant amount of complex operational and behavioral data. We believe this rich source of big data is growing at a rapid pace and if collected, harnessed and analyzed, can be used to further optimize fleet operations through comparisons to industry benchmarking. As such, we continue to focus on the development of tools that would allow our customers to utilize this data in the management of their operations.

Our Business Strategy

Information provided by the FMCSA Motor Carrier Management Information System defines the total available market for our solutions as 7.1 million trucks across 0.8 million active companies, bifurcated into private and for-hire fleets. Both types of fleets have a need for performance metrics related to fuel, labor, equipment, safety and maintenance. We believe there is, and will continue to be, significant demand in the commercial trucking industry for fleet management systems to address these needs, principally to assist customers with reducing expenses, maintaining compliance standards and improving customer service. As a result, the Company is pursuing a five-part strategy built on:

Adoption of the Nexus of Forces and Leading a Mobile Revolution in Trucking
The overall adoption of mobile devices, with the continued adoption of smartphones, affects all commercial trucking companies, including fleets that are equipping drivers with smartphones, rugged handhelds and/or tablets.

The adoption of mobile devices by the commercial trucking industry allows for fleets to collect real-time information for customers, connect with drivers while on the road and automate workflows. As a result, our mobile solutions enable fleets to use many of the devices they have already deployed in the field, allowing for faster and greater returns on investment.

Making Electronic Compliance Accessible for All Sized Fleets
Fleets must maintain compliance with a number of DOT and FMCSA regulations including HOS rules, IFTA and CSA. Our mobile solutions provide simple installations and implementations for use in fleets of all sizes not possible with traditional on-board solutions.

Providing Performance Management Solutions
Fleets today are facing increasingly difficult operating environments that require innovative solutions to reduce costs and increase customer service. Our customers are able to gain efficiencies in fuel, labor, equipment utilization, maintenance of assets and increased safety across their fleets.

Specifically, with our solutions, fleets are able to:

•	Increase fuel utilization through minimizing idling and speeding of drivers.

•	Better utilize labor through workforce management, driver efficiencies and improved workflow.

•	Improve equipment utilization through vehicle monitoring.

•	Minimize maintenance costs through proper inspections and continuous vehicle fault code monitoring.

•	Reduce crashes, compliance concerns and related costs through safety and compliance monitoring.

Making Life Easier for the Driver
Driving a truck is a difficult job and retaining the qualified drivers is a continuous challenge for all fleets. Fleet owners are actively looking for ways to recruit and retain these drivers. We are focused on making life easier for the driver by reducing administrative work, increasing safety on the road and empowering drivers with solutions that improve their compliance with DOT regulations. Through the power of mobile technology, drivers will be able to use business and personal applications with the same device, further simplifying the balancing of professional and personal responsibilities.

Successful Conversion of Legacy Customers
The XRS solution utilizes advanced mobile application technology allowing us to add functionality to meet the current and anticipated demands of our customers. By focusing on further developing core functionality and integration to third parties, the XRS solution will provide functionality at a level exceeding our legacy solutions in a business model that customers prefer. Over time, we expect our customer base to migrate to the XRS solution allowing them to take advantage of advances in mobile technology, product functionality and scalability, and overall ease of use. However, until we have successfully converted our existing customers to the XRS mobile solution, we will continue to support our legacy solutions to ensure they are compliant with changes in the regulatory environment.

Our Solutions

XRS Corporation provides solutions that address the performance and compliance needs of the private and for-hire fleets. All solutions obtain truck-related data through technology connected to the engine control module. That data is transmitted to a portal for fleet managers to view truck and driver compliance and performance data.

The Company's solutions can be separated into two categories: Mobile and Legacy Solutions.

Mobile Solutions:
XRS — Built leveraging the Company's industry knowledge and existing technology, the XRS solution is an application that operates on a mobile device using a no upfront hardware cost model. XRS addresses the needs of all sized fleets including owner/operators and small, medium and enterprise-sized fleets. Specifically, a small, in-cab XRS Relay device is unobtrusively attached onto the truck dashboard, where it taps into the engine control module, with a simple plug-and-play cable. Data is transferred from the XRS Relay via Bluetooth to the driver’s mobile device; and the data is then transmitted via cellular network to the web-based system for data collection and analysis.

Launched in fiscal 2013, the XRS solution delivers a core set of functionality expected of fleet management and compliance solutions including electronic driver logs, driver vehicle inspection reports, automated fuel tax filings, driver and vehicle performance reporting, GPS tracking, two-way structured forms, fault code monitoring and reporting, alerts and scheduled stops reporting.

Turnpike — One of the first mobile fleet optimization and compliance solutions employing a no upfront hardware cost model. Similar to the XRS solution, Turnpike utilizes a small, in-cab XRS RouteTracker device to collect engine and GPS data that is transmitted via Bluetooth to a mobile device. Drivers interact with the mobile device for HOS, vehicle inspection and stop-related data, which is transmitted through a cellular network to the Turnpike SaaS platform used by fleet managers to access information used in managing their fleet. Turnpike was developed to address the needs of small, medium, and large sized fleets, who need to comply with DOT regulations and optimize vehicle and driver performance.

Legacy Solutions
XataNet — A fleet optimization and compliance solution focused on addressing the needs of private and for-hire fleets who are focused on limiting compliance risks while also maximizing the performance of their fleet. XataNet utilizes a traditional on-board computer, integrated communications and a SaaS platform used by fleet managers.

MobileMax — A mobile communication platform for the for-hire market with integrated back office systems. The MobileMax on-board computer system allows for high availability messaging, forms automation and fleet related data necessary for running a profitable carrier operation.

Our Customers

The Company has a strong customer base with over 1,300 customers representing over 110,000 active truck subscriptions. Customers include individual owner-operators, small, medium and enterprise-sized fleets in the private and for-hire commercial trucking markets. As of the end of fiscal 2013, our customers represented over 33 of the Transport Topics top 100 private fleets, and over 20 of the Transport Topics top 100 for-hire carriers.

Sales & Marketing

Marketing
XRS Corporation uses a combination of integrated marketing activities, including email marketing, media relations, social media and trade shows, along with web-based campaigns, to gain exposure and build awareness. We promote and exhibit at select industry conferences and actively pursue speaking opportunities at industry trade shows and association forums for executives and managers.

In connection with its various marketing activities, the Company has formed partnerships with various communications service providers, including but not limited to AT&T, Sprint, Verizon Wireless, and original equipment manufacturers (OEMs) such as Samsung and Motorola Solutions. Our association with the communication service providers allows us to solidify competitive device and data plans that will ultimately be utilized by our customers in conjunction with our mobile solutions. In addition, our relationships with these OEMs allow us to be on the forefront of device development, ensuring our solution is certified on leading devices. Through these relationships with communication service providers and OEMs, as well as other third-party resellers, we gain access to market development initiatives including product launches, specific industry advertising, target account joint selling opportunities and market awareness for mobility-related solutions, allowing us to reach more customers and provide the customer with the widest choice of mobile devices necessary for an end-to-end solution.

Sales
XRS Corporation sells its solutions using both direct and channel sales methods.

Direct Sales — XRS Corporation uses a direct sales force that includes sales development representatives, inside sales, national and regional sales account executives and client managers. All members of these departments are professionals with a strong working knowledge of our solutions, as well as in-depth knowledge of the commercial trucking industry and related compliance regulations.

Channel Sales — We also work closely with AT&T, Sprint, Verizon Wireless and other third-party resellers to sell our XRS and Turnpike solutions. In order to provide a complete solution to our customers, we work closely with partner sales executives to sell XRS and Turnpike solutions bundled with mobile devices and data plans. AT&T, Sprint and Verizon Wireless are bill-on-behalf-of relationships that allow them to sell XRS and Turnpike solutions directly to fleets, expanding our overall presence in the marketplace. In addition, customers experience improved back-office efficiency by receiving a single invoice for mobile communications and XRS or Turnpike monthly subscription charges. These relationships also help mitigate customer credit risk.

We believe the use of direct and channel sales forces in conjunction with communication service providers provides us the ability to align our sales efforts to secure fleets of all sizes, from large, fully-integrated fleets with complex needs to individual owner/operators needing only a compliance solution. In addition, we focus our direct and channel sales forces and our marketing efforts on companies operating fleets within vertical markets that have experienced significant benefits from our solutions. These vertical markets include food distribution, petroleum production and marketing, automobile haulers, manufacturing, retail/wholesale delivery and general freight markets.

Research & Development

In fiscal 2013 and 2012, the Company spent $11.7 million and $14.8 million, respectively, on research and development activities. We concentrate research and development activities on the development of new solutions and additional functionality on existing solutions in order to meet customers' current and anticipated future needs.

To enhance our existing solutions and to introduce new solutions to our existing and potential customers, we focus on the following key areas:

Development of the XRS Mobile Solution — Fleets continue to seek specific solutions that address compliance and performance needs, while making trucking easier for the driver. The XRS mobile solution brings a new level of scalability, reliability and functionality to market.

Ensuring Compliance with Regulatory Standards — During Fiscal 2013, the FCMSA enacted new Hours of Service regulations that required all of XRS Corporation's solutions to be modified to meet the new rule sets. Additional changes in HOS regulations, including court ordered changes, will have an impact on development resources.

Preparing for the Electronic Logging Device Mandate — The Company has dedicated resources for meeting not only the compliance changes needed for the upcoming ELD mandate, but also platform scalability and reliability to meet anticipated demand.

Certification of Mobile Devices — XRS Corporation works with manufacturers and communication service providers to ensure smartphones, tablets and rugged handheld devices work with our mobile solutions. The Company's mobile solutions are certified on over 50 devices and we continue to evaluate the market for best fit partners and products that meet the needs of our customers.

Development of Integration Methods — The XRS platform utilizes web services and mobile-to-mobile integration services to expand product reach and integration with third-party solutions. By partnering with Independent Software Vendors (ISVs), we are able to empower ISV partners with a suite of compliance applications and mobile-based application programming interfaces. These third-party relationships also provide access to market opportunities with fleets that have already installed third-party solutions and are interested in adding compliance solutions without significant upfront costs.

The Company has engaged third-party software development firms, which have allowed us to scale development efforts and increase functionality of our solutions. These third-party software development firms have entered into confidentiality agreements with respect to our proprietary technology.

XRS Corporation has relationships with several manufacturing partners to provide the hardware components that are required for our solutions. All manufacturing partners have entered into confidentiality agreements with respect to our proprietary technology.

Intellectual Property

XRS Corporation owns a portfolio of trademarks, trade names and licenses, including XRS™, Xata®, XataNet®, Xata Turnpike™ and MobileMax™, which are scheduled to expire from 2017 through 2022. All of the Company's software programs and report and screen formats are also protected under U.S. copyright laws. In addition, the Company owns several patents related to its fleet management solutions and has secured patents pending. These proprietary properties, in aggregate, constitute a valuable asset, although the Company also believes that its business is not dependent upon any single proprietary property or any particular group of proprietary properties.

Employees

XRS Corporation had a total of 165 full-time employees as of September 30, 2013. These employees, none of whom is represented by unions, work in a variety of functions, including sales and marketing, research and development, finance, human resources, customer service and support, purchasing and warehousing.

Item 1A. Risk Factors

We operate in a rapidly changing environment that involves numerous uncertainties and risks. Investors evaluating our Company and our business should carefully consider the factors described below and all other information contained in this Annual Report on Form 10-K and subsequent amendments thereto and reports we file with the SEC. This section should be read in conjunction with the Consolidated Financial Statements and Notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations included in this report. Any of the following factors could materially harm our business, operating results and financial condition and/or negatively affect our stock price. Additional factors and uncertainties not currently known to us or that we currently consider immaterial could also harm our business, operating results and financial condition. We may make forward-looking statements from time to time, both written and oral. We undertake no obligation to revise or publicly release the results of any revisions to these forward-looking statements based on circumstances or events which occur in the future. The actual results may differ materially from those projected in any such forward-looking statements due to a number of factors, including those set forth below and elsewhere in this report.

Future revenue growth and our ability to achieve future profitable operations depend on the market's acceptance of our new mobile solution.

In light of the continuing adoption of mobile technology, the Company has invested in its next generation platform: XRS. The XRS solution, which uses readily available smartphones, tablets and rugged handhelds devices, will eventually replace our XataNet, Turnpike and MobileMax solutions. In order to achieve revenue growth, we will need to sell and retain a higher volume of software subscriptions as the XRS mobile solution will have a lower monthly subscription price than some of our legacy solutions. In addition, in order to achieve margin growth we will need to successfully implement lower cost deployment and support strategies and effectively reduce infrastructure costs of legacy solutions. If the new mobile solution is not accepted by new customers and we are unable to successfully convert our existing customers to the new solution, revenues could decrease and our operating results could be adversely affected.

Failure to effectively and efficiently attract, sell to and retain small and medium-sized businesses fleets would adversely affect our operating results.

We sell our solutions to fleets of all sizes. However, in the current year, it will be imperative for us to drive near-term mobile-based sales to small to mid-sized fleets with the XRS solution as we continue to align with strategic third-party providers to broaden the capabilities of the XRS mobile solution to meet the more complex demands of larger fleets. Small and medium-sized fleets are challenging to reach, acquire and retain in a cost-effective manner. Selling to and retaining small and medium-sized fleets customers is more difficult than selling to and retaining enterprise fleets as small and medium-sized fleets customers generally:

•	have high failure rates;

•	are price sensitive;

•	are difficult to reach with targeted sales campaigns;

•	have high churn rates in part because of the scale of their businesses and the ease of switching service providers; and

•	generate less revenue per customer and per transaction.

If we are unable to market and sell our solutions to small and medium-sized fleets with competitive pricing and in a cost-effective manner, our ability to grow our revenue and maintain and grow our profitability will be harmed.

Our existing customers might cancel or fail to renew contracts or choose not to convert to our new mobile solution.

Certain of the Company's large customers that generate significant revenues may cancel or not renew their contracts potentially causing a significant adverse impact on our business. In fiscal 2013, 26 percent of our revenue was generated by our top five customers. The Company's XataNet and MobileMax customers have typically entered into multi-year contracts with automatic renewal, or in certain circumstances, month-to-month contracts. Historically, the majority of our Turnpike customers have operated under month-to-month contracts, allowing them the ability to terminate the agreement upon providing 30-days notice. The XRS mobile solution will typically be structured on a multi-year contract basis.

We will continue to have declining hardware systems revenue as customers shift away from hardware-based solutions to mobile-based solutions that use mobile devices supplied by third parties. Until we are able to generate a significant portion of our revenue from our XRS mobile solution and have successfully converted our existing customers to the XRS mobile solution, we will incur the cost of supporting our legacy solutions and related hardware systems, while attempting to maintain our revenue base from those solutions. These combined support and development costs will continue to adversely impact our profitability. If our existing customers cancel or fail to renew their contracts for our existing solutions or choose not to convert to our XRS mobile solution, our overall revenues and profitability may decline if we are not able to derive sufficient revenue from new customers. There is no assurance that we can successfully bridge the transformation of our customer base from our XataNet, MobileMax and Turnpike solutions to our XRS mobile solution.

Our market is highly competitive and is subject to revenue fluctuations.

Competition in the fleet management and electronic logging device space is highly fragmented with providers offering products ranging in sophistication and cost from basic electronic logging devices to advanced mobile satellite communication and information systems. Our overall competitive position depends on a number of factors, including the price, quality and performance of our solutions; our quality of customer service; the development of new technology; the ability of new and existing solutions to meet compliance requirements; and the ability of our solutions to be compatible with solutions provided by others in the industry. As the requirements for electronic logging devices are defined by the Federal Motor Carrier Safety Administration (FMCSA), it is likely we will face additional competition from current providers of on-board computing platforms and face additional pressure from other products from vendors outside the Company's traditional competitive landscape. Competition in the future may, in some cases, result in price reductions, reduced margins or loss of market share, any of which could decrease our revenue and growth rates or impair our operating results and financial condition. We believe that our future ability to compete successfully against existing and additional competitors will depend largely on our ability to execute our strategy to provide cost effective mobile solutions with significantly differentiated features. We may not be able to implement this strategy successfully, and our solutions may not be competitive with other technologies or solutions that may be developed by our competitors, which may adversely affect future results of operations.

Industry consolidation may result in increased competition, which could result in a loss of customers or a reduction in revenue.

Some of our competitors have made or may make acquisitions or may enter into partnerships or other strategic relationships to offer more comprehensive services than they individually had offered or achieve greater economies of scale. In addition, new entrants not currently considered to be competitors may enter our market through acquisitions, partnerships or strategic relationships. We expect these trends to continue as companies attempt to strengthen or maintain their market positions. The potential entrants may have competitive advantages over us, such as greater name recognition, longer operating histories, more varied services and larger marketing budgets, as well as greater financial, technical and other resources. The companies resulting from combinations or that expand or vertically integrate their business to include the market that we address may create more compelling service offerings and may offer greater pricing flexibility than we can or may engage in business practices that make it more difficult for us to compete effectively, including on the basis of price, sales and marketing programs, technology or service functionality. These pressures could result in a substantial loss of our customers or a reduction in our revenue.

The commercial trucking industry is subject to significant and increasing regulations that could affect our solutions.

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

Our solutions target only the commercial trucking industry in the U.S. and Canada. If this market segment experiences a downturn that decreases our sales, the development of new solutions and expansion into new markets could require significant time and substantial funding. We must continue to make significant investments in research and development in order to continue to develop new solutions, enhance existing solutions, ensure solutions remain updated with changing compliance regulations and achieve market acceptance of such solutions. We may incur problems in the future in innovating and introducing new solutions. Our development-stage solutions may not be successfully developed or, if developed, may not achieve significant customer acceptance. The timely availability of these solutions in volume and their acceptance by customers are important to our future success. If we are unable to successfully define, develop and introduce compelling new solutions, if other companies develop similar solutions or if we do not enhance existing solutions, our number of customers may not grow as anticipated or may decline, which would adversely affect future results of operations.

Our solutions may quickly become obsolete.

The field of technology is constantly undergoing rapid change, and we may not be able to react or adapt as quickly as necessary. Moreover, development efforts by our competitors could make our solutions less competitive or obsolete. We believe that advancements in mobile technology provide opportunities for us to partner with a number of independent software vendors (ISVs) offering products complementary to our solutions to enhance customer productivity. We cannot be assured that we can form alliances with such companies or that any such alliance will be successful. Our success depends, in large part, on our ability to anticipate changes in technology and industry requirements and introduce new features and enhancements to our mobile solutions on a timely basis through our own product development and through alliances with ISVs. If we are unable to do so for technological or other reasons, or if new features or enhancements do not achieve market acceptance, our business, operating results and financial condition could be materially and adversely affected.

Our XRS mobile solution must successfully function using cloud technology.

Unlike our existing solutions which use a private data center dedicated to our customers, the XRS mobile solution uses public cloud technology. Because our customers will pay a fixed monthly fee for our cloud-based service, we must successfully manage the variable cost components of our contract with the cloud provider to achieve sustainable profit margins. Our contract with the cloud provider, which is a standard customer contract, allows the provider to change pricing or modify or terminate their customer contracts at any time. Because the cloud provider has a large number of customers using its public cloud services, we believe that adverse contractual changes are unlikely. If those types of changes occurred and we decided to use a different cloud service platform or vendor, it would take time and investment to make that transition, which could materially adversely impact our business.

We utilize third-party resellers to sell our mobile solutions.

Many of our mobile subscriptions are sold to customers through AT&T, Sprint and Verizon Wireless and other third-party resellers. Our current reseller contracts with these third-parties are non-exclusive and do not contain any minimum sales commitments to us. Because we do not control the sales activities of these third-party resellers, our future success will depend in large part on whether these parties can effectively sell our solutions to the commercial trucking industry. Future sales through these third-party resellers are also difficult to forecast because we do not have complete visibility to the activities of their respective sales organizations. Our future operating results will be adversely affected if we do not generate sufficient sales leads, these third-party resellers do not sell our solutions to a sufficient number of truck owners or operators or if these third-party resellers choose not to renew their reseller contracts.

We depend on proprietary technology.

Our success is heavily dependent upon proprietary technology. We have been issued patents by the U.S. Patent and Trademark Office that cover certain aspects of our MobileMax solution. We have applied for software-related patents for our Turnpike and XRS solutions, but there is no assurance those patents will be granted. We rely on a combination of copyright, trademark and trade secret laws; confidentiality procedures; and contractual provisions to protect our proprietary rights. These measures afford us only limited protection. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our systems or obtain and use information that we regard as proprietary, or our competitors may independently develop similar technology. Either of these events could adversely affect us.

We depend on a key software development firm and a key contract manufacturer.

We retained a third-party software development firm to assist us with developing our XRS mobile solution, as well as future enhancements. If this firm does not satisfy our delivery requirements, functionality of our XRS mobile solutions may be compromised.

We also use a contract manufacturer to build the Relay and RouteTracker devices that connect to a truck's engine bus and communicate engine and truck data via Bluetooth to the mobile device running our mobile solution. If this contract manufacturer does not satisfy our delivery requirements for these Relay and RouteTracker devices, sales of our mobile solutions could be adversely affected.

We depend in part on confidentiality agreements that may not adequately protect our trade secrets and proprietary information, which could adversely affect our business.

We have devoted substantial resources to the development of our proprietary technologies and related processes. In order to protect our proprietary technologies and processes, we rely in part on trade secret laws and confidentiality agreements with our employees, independent contractors, and other advisors. These agreements may not effectively prevent disclosure of confidential information and may not provide an adequate remedy in the event of unauthorized disclosure of confidential information. In addition, others may independently discover our trade secrets or develop similar technologies and processes, and, in either event we would not be able to assert trade secret rights. Further, laws in certain jurisdictions may afford little or no trade secret protection, and any changes in, or unexpected interpretations of, the intellectual property laws in any country in which we operate may compromise our ability to enforce our intellectual property rights. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our intellectual property rights, and failure or inability to obtain or maintain trade secret protection or otherwise protect our intellectual property rights could adversely affect our business.

We depend on wireless communication networks owned and controlled by others.

Our legacy solutions are dependent on continued access to wireless communication networks and satellite providers (collectively, "wireless communication networks") with sufficient capacity. Our ability to maintain our legacy customer base and related revenue depends on the ability of these wireless communication networks to provide sufficient network capacity, reliability and security to our customers. Even where wireless communication networks provide coverage to entire regions, there are occasional lapses in coverage. An inability by wireless communication networks to provide uninterrupted coverage with sufficient capacity to capture and transmit data could make our services less reliable and less useful, which could have a material adverse effect on our business, results of operations and financial condition. In addition, our financial condition could be seriously harmed if the wireless communication networks we rely on were to increase the price of their services or suffer operational or technical failures.

Our mobile solutions are not compatible with every model or type of smartphone, tablet or rugged handheld device and we must continually adapt our software for new mobile devices.

Our proprietary mobile software is not compatible with every model or type of smartphone, tablet and rugged handheld. The marketplace for mobile devices changes rapidly, with periodic updates to operating systems and frequent introductions of new devices and discontinuation of older devices. We have currently certified over 50 mobile devices for use with our mobile solutions, which represents only a portion of those types of devices available in the marketplace. Because it is not economically or technically practical to certify every mobile device, we must focus our certification efforts on the most popular mobile devices used in our target markets. If we are unable to certify our mobile software for use with popular smartphones, tablets and rugged handhelds, we risk losing that market opportunity which could adversely affect future results of operations.

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

As of December 13, 2013, JDSTG was the record holder of 2,144,060 shares of our common stock. Under the terms of a Stock Purchase Agreement between XRS Corporation and JDSTG, as amended, JDSTG has certain rights with respect to corporate actions, including the right to nominate and replace up to three members of our Board of Directors.

As of December 13, 2013, TCV held a substantial portion of our outstanding shares of Series G Preferred Stock, representing the right to vote 9,166,666 shares of our common stock on an as-converted basis. Under the terms of our Certificate of Designation of Preferences of Series G Preferred Stock, TCV (as the majority holder of our outstanding Series G Preferred Stock) has the right to nominate, replace and vote as a separate class with respect to a member of our Board of Directors. In addition, TCV has certain rights of first refusal on certain new equity issuances by us, which is intended to provide TCV with an opportunity to maintain its current ownership. A Voting

Agreement between us, TCV and JDSTG is in place to further support certain of TCV's rights.

As of December 13, 2013, Trident Capital held all of our outstanding shares of Series B, Series C and Series D Preferred Stock and portions of our outstanding shares of Series F and Series G Preferred Stock, representing the right to vote 7,077,348 shares of our commons stock on an as-converted basis. Under the terms of our Certificate of Designation of Preferences of Series B Preferred Stock, Trident Capital (as the sole holder of our outstanding shares of Series B Preferred Stock), has the right to nominate, replace and vote as a separate class with respect to up to two members of our Board of Directors. In addition, Trident Capital has certain rights of first refusal on certain new equity issuances by us, which is intended to provide Trident Capital with an opportunity to maintain its current ownership. An Amended and Restated Voting Agreement among us, JDSTG and Trident Capital is in place to further support certain of Trident Capital's rights.

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

We have significant goodwill and definite-lived intangible assets, and future impairment of our goodwill and definite-lived intangible assets could have a material negative impact on our financial results.

We test our goodwill for impairment on an annual basis, or more frequently if triggering events are identified. We test our definite-lived intangible assets for impairment if a triggering event is identified that indicates the carrying value of the asset may not be recoverable. Existence of impairment for both our goodwill and definite-lived intangible assets is determined by comparing the estimated fair value of each asset to their respective carrying values on the balance sheet. In June 2012, we recorded a charge of $3.5 million for impairment to certain intangible assets related to our 2008 acquisition of Geologic Solutions, Inc. At September 30, 2013, our goodwill and intangible assets were $21.2 million and represented 43 percent of our total assets. Long-term declines in projected future cash flows could result in future goodwill and intangible asset impairments. Because of the significance of our goodwill and intangible assets, any future impairment of these assets could have a material adverse effect on our financial results.

Our common stock could be delisted due to failure to satisfy a continued listing rule or standard.

The NASDAQ Stock Market Rules require that we maintain a minimum of $35.0 million in market value of listed securities, $2.5 million in shareholder equity or $0.5 million of net income from continuing operations for the most recently completed fiscal year, or two of the three most recently completed fiscal years. In addition, the closing bid price of the listed securities must not be less than $1.00 per share for any consecutive 30-day period. Failure to meet these requirements could result in our common stock being delisted from the NASDAQ Capital Market. If our common stock is delisted, the value of our common stock may decrease and it may be more difficult to sell shares of our common stock.

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

We have authorized 100,000,000 shares of common stock, of which 10,926,142 shares were issued and outstanding as of December 13, 2013. The Board of Directors has authority, without action or vote of the shareholders, to issue all or part of the authorized but unissued shares. Additional shares may be issued in connection with future financing, acquisitions or otherwise. Any such issuance will dilute the percentage ownership of existing shareholders. We are also currently authorized to issue up to 50,000,000 shares of preferred stock. As of December 13, 2013, there were 2,394,000 shares of Series B Preferred Stock, 1,269,000 shares of Series C Preferred Stock, 1,567,000 shares of Series D Preferred Stock, 1,340,000 shares of Series F Preferred Stock, and 10,067,000 shares of Series G Preferred Stock that were issued and outstanding. The Board of Directors can issue additional preferred stock in one or more series and fix the terms of such stock without shareholder approval. Preferred stock may include the right to vote as a series on particular matters, preferences as to dividends and liquidation, conversion and redemption rights and other preferential provisions. The issuance of preferred stock could adversely affect the rights of the holders of common stock and reduce the value of the common stock. In addition, specific rights granted to holders of preferred stock could be used to restrict our ability to merge with or sell our assets to a third party.

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

Effective internal controls are necessary for us to provide reliable financial reports. If we fail to establish and maintain effective control over financial reporting, our ability to accurately and timely report our financial results could be adversely affected.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. generally accepted accounting principles. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis.

Although we are committed to continuing to improve our internal control processes, and although we will continue to diligently and vigorously review our internal control over financial reporting, any control system, regardless of how well designed, operated and evaluated, can provide only reasonable, not absolute, assurance that its objectives will be met. Therefore, we cannot be certain that, in the future, a material weakness or significant deficiency will not exist or otherwise be discovered. If our efforts to address the weakness identified are not successful, or if other deficiencies occur, these weaknesses or deficiencies could result in misstatements of our results of operations, additional restatements of our consolidated financial statements, a decline in our stock price and investor confidence or other material effects on our business, reputation, results of operations, financial condition or liquidity.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The following table sets forth the significant real property that we own or lease as of September 30, 2013:

Location	Function	Size in Sq. Feet	Commitment
Eden Prairie, Minnesota	Corporate offices	26,791	Leased, expiring December 2014
Burnsville, Minnesota	Distribution warehouse	15,760	Leased, expiring April 2014
Oakville, Ontario	Office space	3,850	Leased, expiring April 2016
Reston, Virginia	Communications warehouse and office space	2,424	Leased, expiring April 2015
Buffalo, New York	Office space	2,500	Leased, expiring November 2014

For financial information regarding obligations under leases, see Note 11 of the Notes to the Consolidated Financial Statements.

Item 3. Legal Proceedings

Refer to Note 11, Commitments and Contingencies, in Part II, Item 8 of this form 10-K.

Item 4. Mine Safety Disclosures

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The following table sets forth the quarterly high and low sales prices for our common stock as reported by the NASDAQ Capital Market for fiscal years 2013 and 2012. There is no market for our Series B, Series C, Series D, Series F or Series G Preferred Stock.

	Fiscal 2013		Fiscal 2012
	Low	High	Low	High
First Quarter	$0.50	$0.82	$0.49	$1.65
Second Quarter	$0.57	$1.99	$1.16	$1.63
Third Quarter	$1.50	$2.72	$0.75	$1.34
Fourth Quarter	$2.18	$3.00	$0.49	$1.15

As of December 13, 2013, our common stock was held by 99 holders of record.

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

In February 2012, the Company entered into a two-year Loan and Security Agreement with Silicon Valley Bank, which contains among other customary representations, warranties, covenants and events of default including, without limitation, covenants restricting the Company’s ability to declare and pay cash dividends.

On December 6, 2003, we issued 1,613,000 shares of Series B Preferred Stock that pays a cumulative dividend of 4.0 percent of the original issue price per annum (payable semi-annually). The dividend is payable in additional shares of Series B Preferred Stock or cash, at the option of the holders. The Series B Preferred Stock provides that we cannot pay dividends to the holders of any other capital stock unless and until we have paid dividends accrued on the Series B Preferred Stock. The holders of the Series B Preferred Stock elected to receive dividends due and payable on May 31 and November 30 annually in additional shares of Series B Preferred Stock rather than cash. Accordingly, we issued a total of 97,802 and 81,227 shares of Series B Preferred Stock for payment of accrued dividends in fiscal 2013 and 2012, respectively.

Sale of Unregistered Securities

None.

Issuer Purchases of Equity Securities

None.

Item 6. Selected Financial Data

Not applicable.

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

Overview

XRS Corporation and its wholly owned subsidiary, Turnpike Global Technologies, Inc. (collectively, XRS Corporation, the Company, we, our, us) delivers compliance and fleet management solutions to the commercial trucking industry. Our solutions enable customers to improve compliance with United States Department of Transportation (DOT) regulations, optimize the utilization of their assets and enhance the productivity of fleet operations across the entire supply chain resulting in decreased costs. We are leading the commercial trucking industry's migration to mobile devices for collecting and analyzing DOT compliance and management data through our continued focus on leveraging the latest technology with our solutions.

The Company's mobile solutions include:

•
XRS — The XRS solution is a mobile fleet optimization and compliance solution built with the scalability of cloud-based infrastructure and the functionality to support North America's largest fleets down to an individual owner/operator. It harnesses the power of mobility, transforming driver and truck data into an easy to use dashboard of information which is shared in real-time between drivers, dispatchers and fleet owners. XRS uses a monthly subscription model with no upfront hardware costs.

•	Turnpike — Turnpike is the Company's first generation mobile fleet optimization and compliance solution which uses a monthly subscription model with no upfront hardware costs.

The Company's legacy solutions include:

•
XataNet — A fleet optimization and compliance solution, utilizing a traditional on-board computer, integrated communications and a SaaS platform used by fleet managers, with broad functionality for enterprise customers seeking to maximize performance and minimize compliance risks.

•	MobileMax — A traditional on-board communication solution for the for-hire trucking market with integrated back-office systems.

With over 1,300 customers representing over 110,000 active truck subscriptions, XRS Corporation has a strong foundation as an industry leader in delivering Federal Motor Carrier Safety Administration compliant electronic logging devices with a track record of empowering fleet owners to leverage truck data to radically reduce costs. XRS Corporation has sales and distribution partnerships with various third-party resellers supporting the U.S. and Canadian commercial trucking industries.

Operating Results

XRS Corporation operates as a single business segment and believes the information presented in its Management's Discussion and Analysis of Financial Condition and Results of Operations provides an understanding of its business, operations and financial condition. The following table sets forth detail related to revenue, cost of goods sold and gross margins (in thousands, except percentage data):

	For the Year Ended September 30,
	2013	2012
Software
Revenue	$45,675	$47,455
Cost of goods sold	12,365	13,043
Gross margin	$33,310	$34,412
Gross margin %	72.9%	72.5%

Hardware systems
Revenue	$9,340	$13,893
Cost of goods sold	7,640	15,287
Gross margin (deficit)	$1,700	$(1,394)
Gross margin (deficit) %	18.2%	(10.0)%

Services
Revenue	$1,181	$1,741
Cost of goods sold	2,263	2,327
Gross deficit	$(1,082)	$(586)
Gross deficit %	(91.6)%	(33.7)%

Total
Revenue	$56,196	$63,089
Cost of goods sold	22,268	30,657
Gross margin	$33,928	$32,432
Gross margin %	60.4%	51.4%

In the above chart the revenue and cost of goods sold detail for categories listed are defined as follows:

•	Software revenue includes monthly subscriptions from the XataNet, XRS and Turnpike solutions; monthly fees from the MobileMax solution; and activation fees.

•	Hardware systems revenue includes hardware with embedded firmware and, for the XataNet solution, software that can be hosted by the customer, warranty and repair revenue.

•	Services revenue includes installation, implementation, training and professional services revenue.

•
Software cost of goods sold consists of communication costs, hosting costs, depreciation of Relay and RouteTracker assets (where the customer selected the no upfront hardware cost option) and direct personnel costs related to network infrastructure, as well as technical support for the XRS and Turnpike solutions.

•
Hardware systems cost of goods sold consists of direct product costs, warranty costs and product repair costs, as well as direct personnel costs and technical support for the XataNet and MobileMax solutions.

•	Services cost of goods sold consists of third-party vendor costs and direct costs related to services personnel.

Comparison of Fiscal 2013 Operating Results to Fiscal 2012

Fiscal 2012 Impairment and Business Realignment Charges

During fiscal 2012, the Company recorded $6.0 million of impairment and business realignment charges as it accelerated its transition to mobile solutions from hardware-based solutions. The fiscal 2012 business realignment charges included $0.9 million in personnel expenses from a workforce reduction, $0.4 million in accelerated depreciation of fixed assets, $0.8 million to write off excess and obsolete inventory and $0.4 million in estimated costs to terminate inventory purchase commitments. The Company also recorded a non-cash impairment charge of $3.5 million associated with intangible assets that were originally recorded in fiscal 2008 in conjunction with the acquisition of Geologic Solutions, Inc.

Revenue

The continued adoption of the Company's no upfront hardware cost mobile solutions during fiscal 2013 drove a 10.9 percent decrease in total revenue from $63.1 million in fiscal 2012 to $56.2 million in fiscal 2013.

Mobile software revenue grew 19.6 percent over fiscal 2012 as customers continued to respond to the increased use of mobile applications within the commercial trucking industry. Legacy software revenue was impacted by the shift in new customers selecting the Company's mobile solutions, as well as by attrition in the legacy subscription base. As a result, overall software revenue was $45.7 million in fiscal 2013, compared to $47.5 million in fiscal 2012. Software revenue represented 81.3 percent of total revenue in fiscal 2013, compared to 75.2 percent in fiscal 2012.

Hardware systems revenue decreased 32.8 percent to represent 16.6 percent of total revenue in fiscal 2013 compared to 22.0 percent in fiscal 2012. This decline is attributable to decreased sales of XataNet hardware systems as adoption of the Company's mobile solutions, which have no upfront hardware costs to customers, continues to increase.

Cost of Goods Sold and Gross Margin

Total cost of goods sold decreased 27.4 percent to $22.3 million for fiscal 2013, compared to $30.7 million in fiscal 2012. Overall gross margin percentage increased 9.0 percentage points to 60.4 percent of revenue for fiscal 2013, compared to 51.4 percent of revenue in fiscal 2012. Overall gross margins for the year ended September 30, 2013 benefited from improvements in both software and hardware systems gross margins and the continued shift to software revenue comprising a larger portion of overall revenue. Overall gross margins for the year ended September 30, 2012 include $1.6 million of business realignment charges.

Software cost of goods sold of $12.4 million decreased 5.2 percent in fiscal 2013 compared to $13.0 million in fiscal 2012. Software gross margin improved to 72.9 percent for fiscal 2013 compared to 72.5 percent of revenue for fiscal 2012, which reflects the Company's transition from legacy to mobile solutions, as well as $0.4 million of business realignment charges recorded in fiscal 2012.

Hardware systems cost of goods sold of $7.6 million decreased 50.0 percent in fiscal 2013 compared to $15.3 million in fiscal 2012. However, hardware systems gross margins increased 28.2 percentage points to 18.2 percent in fiscal 2013 compared to negative 10.0 percent in fiscal 2012. Hardware system margins for the year ended September 30, 2013 improved as a result of favorability in warranty activity and higher margin parts sales representing a larger portion of total hardware systems revenue. Fiscal 2012 hardware systems gross margins include $1.2 million of business realignment charges.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist of personnel costs for the Company's sales, marketing, client management and administration functions; sales commissions, marketing and promotional expenses; executive and administrative costs; and accounting and professional fees. Selling, general and administrative expenses were $21.1 million or 37.5 percent of revenue for fiscal 2013, compared to $24.5 million or 38.8 percent in fiscal 2012. A decrease in personnel expenses coupled with lower amortization as a result of the fiscal 2012 third quarter intangible asset impairment charge have driven the decreased selling, general and administrative expenses in fiscal 2013. Fiscal 2012 selling, general and administrative expenses were impacted by $0.8 million in employee separation costs related to the business realignment.

Research and Development Expenses

Research and development expenses consist of personnel costs and expenses related to development of new solutions and added functionality on existing solutions. Research and development expenses were $11.7 million or 20.9 percent of revenue for fiscal 2013, compared to $14.8 million or 23.5 percent of revenue for fiscal 2012. During fiscal 2013, the Company capitalized $0.4 million, or 3.0 percent of total research and development expenditures, of software development costs associated with the Company's XRS mobile solution. Continued investment in the development and enhancement of the XRS mobile solution's functionality as well as maintenance releases to the Company's legacy solutions to ensure compliance with continually changing governmental regulations drove the research and development expenses recorded in fiscal 2013.

Net Interest and Other Expense

Net interest and other expense was $0.1 million in fiscal 2013, compared to net interest and other expense of $0.3 million in fiscal 2012. As of September 30, 2013, the Company utilized increased cash provided by operations to maintain a debt-free balance sheet, compared to debt of $2.3 million as of September 30, 2012. For the year ended September 30, 2013, the decrease in net interest and other expense was attributable to lower interest expense resulting from lower average outstanding debt balances.

Income Taxes

The Company's effective tax rate was 14.1 percent for fiscal 2013, compared to 5.1 percent for fiscal 2012. The higher tax rate for fiscal 2013 was attributable to improved results from operations.

The Company does not have objectively verifiable positive evidence of future taxable income; accordingly, the Company concluded that recording a valuation allowance to the extent of the Company's deferred tax assets is appropriate. The realization of the deferred tax assets is dependent on future taxable income during the periods when deductible temporary differences and carryforwards are expected to be available to reduce taxable income. The amount of the net deferred tax asset considered realizable could be increased in the future if the Company maintains profitability and it becomes more likely than not that these amounts would be realized. As of September 30, 2013, the Company had federal net operating loss carryforwards and tax credit carryforwards available for use of $39.7 million and $3.0 million, respectively.

Net Income (Loss) to Common Shareholders

Net income to common shareholders was $0.6 million for fiscal 2013, compared to a net loss to common shareholders of $10.2 million for fiscal 2012. Net income (loss) to common shareholders reflects preferred stock dividends and preferred stock deemed dividends of $0.2 million for fiscal 2013 and 2012. Fiscal 2012 net loss to common shareholders was impacted by $6.0 million of impairment and business realignment charges.

Liquidity and Capital Resources

In February 2012, the Company entered into a two-year Loan and Security Agreement with Silicon Valley Bank consisting of a $8.0 million revolving line of credit bearing interest at a floating rate equal to either 1.0 percent over the prime rate, provided certain liquidity conditions are met, or 1.5 percent over the prime rate. Interest is paid monthly, and the entire amount of any outstanding principal is due at maturity on February 24, 2014. Amounts borrowed under the revolving line of credit are secured by substantially all of the personal property of the Company and generally may be repaid and reborrowed at any time before maturity. In conjunction with the signing of the

Loan and Security Agreement, the Company was required to repay all outstanding capital lease obligations under the Master Lease Agreements with Buffalo City Center Leasing, LLC and retire the Master Lease Agreements.

The Loan and Security Agreement contains customary representations, warranties, covenants and events of default including, without limitation, covenants restricting the Company’s ability to incur indebtedness and liens, to declare and pay cash dividends and to merge or consolidate with another entity, and also contains a lockbox arrangement and subjective acceleration clause. The Loan and Security Agreement also includes financial covenants requiring the Company to maintain a minimum tangible net worth and adjusted quick ratio. The Company was in compliance with these covenants as of September 30, 2013.

Operating activities provided $9.5 million of cash for fiscal 2013 compared to a use of cash by operating activities of $0.9 million in fiscal 2012. Net income of $0.9 million for fiscal 2013, compared to a net loss of $10.0 million in fiscal 2012 and improvements in working capital driven by reduced inventory levels consistent with the Company's transition to offering mobile solutions from a hardware-based solution served as the primary contributors to the increase.

Cash used in investing activities was $3.9 million for fiscal 2013, compared to $2.9 million for fiscal 2012. Consistent with the Company's mobile strategy, purchases of equipment used in the Company's mobile solutions and capitalization of software development costs related to development of the XRS mobile solution served as the primary investing activities for fiscal 2013. For fiscal 2012, cash used in investing activities reflected investment in the Company's SaaS infrastructure, as well as purchases of equipment used in the Company's mobile solutions.

Cash used in financing activities was $2.3 million for fiscal 2013, which reflects the Company's payoff of all outstanding debt facilities, resulting in a debt-free balance sheet as of September 30, 2013. The Company recorded $1.4 million in cash used in financing activities in fiscal 2012, which represented early extinguishment of the capital lease facility then used to finance certain equipment used in the Company's mobile solutions, as well as the payment of financing costs offset by draws on the Company's revolving line of credit.

Non-GAAP Financial Measures

The Company recorded free cash flow of $5.6 million for fiscal 2013, an increase of $9.5 million as compared to negative free cash flow of $3.8 million for fiscal 2012. The increase in free cash flow was driven by net income of $0.9 million for fiscal 2013, compared to a net loss of $10.0 million for fiscal 2012.

The following table is a reconciliation of free cash flow from net cash provided by (used in) operating activities and net cash used in investing activities, which are the most directly comparable financial measures calculated in accordance with GAAP (in thousands):

	For the Year Ended September 30,
	2013	2012
Net cash provided by (used in) operating activities	$9,474	$(906)
Net cash used in investing activities:
Purchase of equipment and leasehold improvements	(513)	(2,012)
Purchase of Relay and RouteTracker assets	(3,013)	(931)
Capitalized software development	(355)	—
Proceeds from the sale of equipment	16	2
Net cash used in investing activities	(3,865)	(2,941)
Free cash flow	$5,609	$(3,847)

The improvement in free cash flow contributed to a $3.4 million increase in working capital to $13.0 million as of September 30, 2013, compared to $9.6 million as of September 30, 2012.

The following table is a reconciliation of working capital from current assets and current liabilities, which are the most directly comparable financial measures calculated in accordance with GAAP (in thousands):

	September 30,
	2013	2012
Current assets	$21,061	$20,942
Current liabilities	(9,331)	(12,882)
Net current assets	11,730	8,060
Current portion of deferred revenue net of deferred costs	1,261	1,544
Working capital	$12,991	$9,604

Free cash flow and working capital are non-GAAP financial measures that management uses to assess the Company's performance. Management believes free cash flow and working capital provide useful information to management and investors by presenting measurements of cash generated from operations that are available to fund operations, invest in solution and infrastructure development and repay debt. Calculations of working capital and free cash flow may not be comparable to similarly titled measures reported by other companies.

The Company believes that the cash flow from operations, existing funds, availability on a revolving line of credit and vendor terms will provide adequate cash to fund operating needs for the foreseeable future. If the Company does not generate anticipated cash flow levels, predictions regarding cash needs may prove inaccurate and additional financing may be required.

The Company anticipates to have a similar revolving line of credit in place upon the expiration of the existing Loan and Security Agreement.

XRS Corporation Series B Preferred Stock prohibits payment of dividends to the holders of any other capital stock unless and until the Company has paid dividends accrued on the Series B Preferred Stock, which pays a cumulative dividend of 4.0 percent per annum of the original issue price (payable semi-annually). At the option of the Series B Preferred Stockholders, such dividends are payable in additional shares of Series B Preferred Stock or cash. In fiscal 2013 and 2012, the Company issued 97,802 and 81,227 shares, respectively, of Series B Preferred Stock for payment of accrued dividends.

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

Revenue Recognition

The Company derives its revenue from sales of (i) software, which includes monthly subscriptions from the XataNet, Turnpike, and XRS solutions, monthly fees from the MobileMax solution and activation fees; (ii) hardware systems, which includes hardware with embedded software and software that can be hosted by a customer, warranty and repair revenue; and (iii) services, which includes installation, implementation, training and professional services revenue.

The Company sells its solutions using two methods: direct sales and channel sales. The Company’s direct sales approach uses a direct sales force that includes sales development representatives, inside sales, national and regional sales account executives and client managers to sell all of the Company’s solutions into fleet operators and logistics providers. The Company’s channel sales are driven by Company personnel working in tandem with third-party resellers to sell the Company’s XRS and Turnpike solutions to a variety of fleet sizes and types.

The Company’s XataNet and MobileMax customers enter into multi-year agreements with automatic renewal features, however, in certain circumstances operate under month-to-month contracts. Turnpike customers have historically operated under month-to-month contracts, allowing them the ability to terminate the agreement upon providing a 30-day notice. Beginning in fiscal 2013, the Company's XRS customers have begun to enter into multi-year agreements.

General Revenue Recognition Criteria

The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collection is probable. A solution is considered delivered to the customer once it has been shipped and title and risk of loss has been transferred. For most of the Company’s hardware systems and services sales, these criteria are met at the time the hardware system is shipped and/or the services are provided. For the Company’s software subscriptions, these criteria are met over the term of the customer’s agreement, and therefore revenue is recognized over the term of the agreement.

Revenue Recognition for Multiple-Element Arrangements

XRS Corporation generally enters into arrangements with customers that include the purchase of a software subscription, non-software-related hardware systems and services from the Company at the same time, or within close proximity of one another (referred to as multiple-element arrangements).

The Company has identified three deliverables in arrangements involving the sale of its XataNet and MobileMax solutions. The first deliverable is the hardware system, which includes embedded software that is essential to the functionality of the hardware system and software that is or can be hosted by the customer. The second deliverable is the software subscription, which covers hosting fees, continued support and communication charges. The final deliverable includes certain services requested by the customer that are deemed essential to the functionality of the hardware, such as installation, implementation and/or training.

The Company has identified two deliverables in arrangements involving the sale of its Turnpike and XRS solutions. The first deliverable is the software subscription including the use of a Relay or RouteTracker asset (where the customer selected the no upfront hardware cost option) and direct personnel costs related to network infrastructure, as well as technical support. The second deliverable includes certain services requested by the customer that are deemed essential to the functionality of the software subscription.

Each element within a multiple-element arrangement is accounted for as a separate unit of accounting provided the following criteria are met: the delivered hardware systems or services have value to the customer on a standalone basis; and for an arrangement that includes a general right of return relative to the delivered products or services, delivery or performance of the undelivered product or service is considered probable and is substantially controlled by the Company. XRS Corporation considers a deliverable to have standalone value if the product or service is sold separately by the Company, another vendor or could be resold by the customer. Further, the Company’s revenue arrangements generally do not include a general right of return relative to the delivered products. Where the aforementioned criteria for a separate unit of accounting are not met, the deliverable is combined with the undelivered element(s) and treated as a single unit of accounting for the purposes of allocation of the arrangement consideration and revenue recognition. For those units of accounting that include more than one deliverable but are treated as a single unit of accounting, the Company generally recognizes revenues over the delivery period, which generally coincides with the customer's contract term.

For multiple-element arrangements in which separate units of accounting are identified, the Company allocates revenue to each element based on their relative selling prices. In such circumstances, the Company uses a hierarchy to determine the selling price to be used for allocating revenue to deliverables: (i) vendor specific objective evidence (VSOE) of fair value, if available, (ii) third-party evidence (TPE) of selling price if VSOE is not available and (iii) best estimate of the selling price (ESP) if neither VSOE nor TPE is available (a description as to how the Company determined VSOE, TPE and ESPs is provided below). The Company limits the amount of revenue recognized for delivered elements to an amount that is not contingent upon future delivery of additional products or services or the meeting of any specified performance conditions.

The Company’s process for determining its ESPs for each deliverable considers multiple factors that may vary depending upon the unique facts and circumstances related to each deliverable. Key factors considered by the Company in developing the ESPs include prices charged by the Company for similar offerings; historical pricing practices; pricing of competitive alternatives if they exist, adjusted for differences in product specifications; product-specific business objectives and the life cycle of the solution. The Company may modify its pricing practices in the future, which could result in changes to the determination of VSOE, TPE and ESPs. As a result, the Company’s future revenue recognition for multiple-element arrangements could differ materially from its results in the current period. ESPs are analyzed on an annual basis or more frequently if circumstances warrant.

Other Revenue Recognition Policies Applicable to Software and Non-software Elements

The Company accounts for arrangements that consist only of software or software-related products, including certain of the Company’s add-on product offerings, in accordance with industry specific accounting guidance for software and software-related transactions.

Certain of the Company’s customers engage the Company to purchase add-on product offerings, as well as to perform installation, implementation, training and professional services. These revenues are accounted for separately from multi-element revenue recognition because they qualify as standalone software or services transactions as defined by industry specific accounting guidance for software and software-related transactions. The significant factors considered in determining whether the revenues should be accounted for separately include the nature of services (i.e. consideration of whether the software or services are essential to the functionality of the hardware system or software subscription), degree of risk, availability of services from other vendors, timing of payments and impact of milestones. Revenues generated from add-on product offerings are recognized ratably over the agreement as it is delivered to the customer. Revenue generated from service transactions are recognized after the services are performed assuming all other revenue recognition criteria noted above have been met.

Finally, the Company has entered into agreements with third-party providers to extend the benefits of solutions throughout the customer’s supply chain. The Company recognizes revenue generated under the aforementioned agreements in accordance with the terms of each partnership agreement and accounting guidance governing principal agent considerations.

Deferred Revenue & Costs

The deferred revenue reflected in the accompanying consolidated balances sheets consists of the unearned portions of items invoiced in accordance with the terms and conditions of an arrangement but that do not meet all the criteria for revenue recognition. Based on the nature of the transaction, recognition of deferred revenue occurs as the revenue recognition criteria are met; on a straight-line basis over the term of the related agreement, over the estimated life of a customer or as services are provided. The Company defers and recognizes costs associated with the deferred revenue as the deferred revenue is recognized as revenue.

Allowance for Doubtful Accounts

Accounts receivable are stated at amounts net of an allowance for doubtful accounts. The Company grants credit to customers in the normal course of business based on an evaluation of a customer’s financial condition. Balances are typically due within 30 days; consequently balances outstanding for a period longer than contractual payment terms are considered past due. Estimates used in determining the allowance for doubtful accounts are based on historical collection experience, current trends, aging of accounts receivable and periodic credit evaluations of the customers’ financial condition. The Company reserves for accounts receivable when they are determined to be uncollectible by increasing the allowance for doubtful accounts and bad debt expense, which is included in selling, general and administrative expense in the accompanying consolidated statements of operations. Payments subsequently received, or otherwise determined to be collectible, are treated as recoveries that reduce bad debt expense.

Goodwill and Definite-Lived Intangible Assets

As of September 30, 2013, the carrying value of the Company’s goodwill and identifiable intangible assets was $21.2 million and represented 43.2 percent of total assets. If the Company experiences revenue declines, continuing operating losses or does not meet operating forecasts, the Company may be subject to future impairments. Additionally, changes in assumptions regarding the future performance of the Company’s business or significant declines in the stock price or the market as a whole could result in additional impairment indicators. Because of the significance of the Company’s goodwill and identifiable intangible assets, any future impairment of these assets could have a material and adverse effect on the Company’s financial results.

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

The fair value of the Company’s single reporting unit was determined using a review of XRS Corporation's market capitalization and a discounted cash flow analysis. Use of the market capitalization approach consisted of a comparison of the value of the ownership interest that the shareholders maintain in the Company to the recorded value of shareholders' equity.

In developing the discounted cash flow analysis, assumptions about future revenues and expenses, capital expenditures and changes in working capital are based on the annual operating plan and long-term business plan for the Company’s single reporting unit. These plans take into consideration numerous factors including historical experience, anticipated future economic conditions, changes in raw material prices and growth expectations for the industries and end markets in which XRS Corporation participates. These assumptions are determined over a five-year long-term planning period. Revenues and operating profit beyond fiscal 2018 are projected to grow at a perpetual growth rate of 3.0 percent. Discount rate assumptions considered the Company’s assessment of risks inherent in the future cash flows of the reporting unit and its weighted average cost of capital. A discount rate of 17.5 percent was used in determining the discounted cash flows in the fair value analysis. Actual results may differ from those used in the Company's valuations.

The Company completed its annual impairment test on the first day of the fourth quarter of fiscal 2013 and concluded no indicators of impairment existed.

Definite-Lived Intangible Assets

The Company’s definite-lived intangible assets include customer and reseller relationships, acquired technology and a trademark. The Company amortizes its definite-lived intangibles with finite lives on a straight-line basis over their expected lives.

Definite-lived intangible assets are evaluated for impairment whenever events or changes in circumstances occur that indicate that the carrying value of the asset or asset group may not be recoverable. An impairment loss is recognized whenever events or changes in circumstances indicate the carrying amount of an asset is not recoverable. Recoverability of these assets is measured by comparison of their carrying amounts to future undiscounted cash flows the assets are expected to generate. If certain definite-lived intangibles are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the assets exceeds their fair market value as determined using an income approach. The inputs used in the income approach include the use of Level 2 (discount rate) and Level 3 (forecasted cash flows) inputs as discussed in the fair value hierarchy below.

As a result of the continued decline in the estimated fair value of the acquired customer contracts originally recorded in conjunction with the acquisition of Geologic Solutions, Inc. (Geologic), the Company reviewed its definite-lived intangible assets for impairment during fourth quarter of fiscal year 2013 and concluded there were indicators of impairment. Consequently, the Company performed an undiscounted cash flow analysis concluding that the future undiscounted cash flows the definite-lived intangible assets were expected to generate were in excess of the carrying value of the asset, therefore no impairment charge was recorded.

During the third quarter of fiscal 2012, the Company recorded an impairment charge of $3.5 million as a result of the impairment review. The impairment charge was associated with a decline in the estimated fair value of acquired customer contracts originally recorded in conjunction with the acquisition of Geologic driven by reductions in expected future cash flows. The fair value for the acquired customer contracts for which the carrying amount was not deemed to be recoverable was determined using the future discounted cash flows the assets were expected to generate.

Warranties

The Company provides warranty on its solutions. Liability under the warranty policies is based upon a review of the number of units sold, historical and anticipated claim experience and cost per claim. Adjustments are made to accruals for warranties as claim data and historical experience warrant.

As of September 30, 2013 and 2012, the Company had accruals for warranties of $0.4 million and $0.7 million respectively. These amounts are included in accrued expenses in the accompanying consolidated balance sheets.

Income Taxes

The Company accounts for income taxes using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and operating loss and tax credit carryforwards. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the consolidated statements of operations in the period when the change is enacted. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets if it is more likely than not that such assets will not be realized. Changes in valuation allowances from period to period are included in income tax expense (benefit) in the accompanying consolidated statements of operations in the period of change.

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

Off-Balance Sheet Arrangements

None.

Recently Issued Accounting Standards

See Note 1 in the Notes to Consolidated Financial Statements located in Part II, Item 8 of this Report.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and
Shareholders of XRS Corporation

We have audited the accompanying consolidated balance sheets of XRS Corporation (a Minnesota corporation) and subsidiary (the “Company”) as of September 30, 2013 and 2012, and the related consolidated statements of operations, comprehensive income (loss), changes in shareholders’ equity and cash flows for the years then ended. Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material mis-statement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of XRS Corporation and subsidiary as of September 30, 2013 and 2012, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein

/s/ Grant Thornton LLP

Minneapolis, Minnesota
December 20, 2013

XRS Corporation
Consolidated Balance Sheets

	September 30,
(In thousands)	2013	2012
ASSETS
Current assets
Cash and cash equivalents	$10,445	$7,120
Accounts receivable, less allowances of $151 at September 30, 2013
and $314 at September 30, 2012	6,864	7,835
Inventories	1,710	3,811
Deferred product costs	625	770
Prepaid expenses and other current assets	1,417	1,406
Total current assets	21,061	20,942
Equipment, leased equipment and leasehold improvements, net	5,980	7,313
Intangible assets, net	4,578	6,487
Goodwill	16,640	17,288
Deferred product costs, net of current portion	213	425
Other assets	667	351
Total assets	$49,139	$52,806

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Revolving line of credit	$—	$2,300
Accounts payable	2,885	3,436
Accrued expenses	4,560	4,832
Deferred revenue	1,886	2,314
Total current liabilities	9,331	12,882
Deferred revenue, net of current portion	496	1,077
Deferred tax liabilities	—	9
Other long-term liabilities	62	314
Total liabilities	9,889	14,282
Shareholders' equity
Preferred stock, no par, 50,000 shares authorized; shares designated:
17,500 at September 30, 2013 and 16,750 at September 30, 2012;
shares issued and outstanding: 16,590 at September 30, 2013 and
16,493 at September 30, 2012	44,524	44,292
Common stock, par value $0.01 per share; 100,000 shares authorized;
shares issued and outstanding: 10,900 at September 30, 2013 and
10,808 at September 30, 2012	109	108
Additional paid-in capital	50,674	49,979
Accumulated deficit	(56,688)	(57,319)
Accumulated other comprehensive income	631	1,464
Total shareholders' equity	39,250	38,524
Total liabilities and shareholders' equity	$49,139	$52,806

The accompanying notes are an integral part of the consolidated financial statements.

	For the Year Ended September 30,
(In thousands, except per share data)	2013	2012
Revenue
Software	$45,675	$47,455
Hardware systems	9,340	13,893
Services	1,181	1,741
Total revenue	56,196	63,089

Costs and expenses
Cost of goods sold	22,268	30,657
Selling, general and administrative	21,057	24,459
Research and development	11,734	14,798
Impairment of intangible asset	—	3,500
Total costs and expenses	55,059	73,414

Operating income (loss)	1,137	(10,325)
Net interest and other expense	(116)	(264)

Income (loss) before income taxes	1,021	(10,589)
Income tax expense (benefit)	155	(550)

Net income (loss)	866	(10,039)

Preferred stock dividends	(235)	(227)
Preferred stock deemed dividends	—	50

Net income (loss) to common shareholders	$631	$(10,216)

Net income (loss) per common share:
Basic	$0.06	$(0.95)
Diluted	$0.03	$(0.95)

Weighted average common and common share equivalents:
Basic	10,844	10,734
Diluted	28,028	10,734

The accompanying notes are an integral part of the consolidated financial statements.

XRS Corporation
Consolidated Statements of Comprehensive Income (Loss)

	For the Year Ended September 30,
(In thousands)	2013	2012
Net income (loss)	$866	$(10,039)

Foreign currency translation adjustments	(833)	1,092

Comprehensive income (loss)	$33	$(8,947)

The accompanying notes are an integral part of the consolidated financial statements.

XRS Corporation
Consolidated Statements of Changes in Shareholders' Equity

	Preferred Stock		Common Stock		Contingent Common Stock Earn-Out	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income
(in thousands)	Shares	Amount	Shares	Amount					Total
Balance as of September 30, 2011	16,426	$44,149	10,681	$107	$1,912	$47,249	$(47,103)	$372	$46,686
Stock-based compensation	—	—	—	—	—	789	—	—	789
Issuance of common stock for share-based compensation awards	—	—	113	1	—	(1)	—	—	—
Reversal of unearned common stock portion of contingent earn-out	—	—	—	—	(1,912)	1,912	—	—	—
Conversion of Series F preferred stock into common stock	(14)	(30)	14	—	—	30	—	—	—
Preferred stock dividends	81	223	—	—	—	—	(227)	—	(4)
Preferred stock deemed dividends	—	(50)	—	—	—	—	50	—	—
Comprehensive loss	—	—	—	—	—	—	(10,039)	1,092	(8,947)
Balance as of September 30, 2012	16,493	44,292	10,808	108	—	49,979	(57,319)	1,464	38,524
Stock-based compensation	—	—	—	—	—	644	—	—	644
Issuance of common stock for share-based compensation awards	—	—	61	1	—	—	—	—	1
Preferred stock dividends	97	232	—	—	—	—	(235)	—	(3)
Exercise of options	—	—	31	—	—	51	—	—	51
Comprehensive income	—	—	—	—	—	—	866	(833)	33
Balance as of September 30, 2013	16,590	$44,524	10,900	$109	$—	$50,674	$(56,688)	$631	$39,250

The accompanying notes are an integral part of the consolidated financial statements.

XRS Corporation
Consolidated Statements of Cash Flows

	For the Year Ended September 30,
(In thousands)	2013	2012
Operating activities
Net income (loss)	$866	$(10,039)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	6,783	8,013
Impairment of intangible asset	—	3,500
Amortization of deferred financing costs	81	32
Deferred income taxes	(9)	(617)
Loss on sale or disposal of equipment and leased equipment	80	76
Stock-based compensation	644	789
Reversal of unearned cash portion of contingent earn-out liability	—	(51)
Changes in assets and liabilities:
Accounts receivable, net	956	1,298
Inventories, net	2,062	(437)
Deferred product costs	356	810
Prepaid expenses and other assets	(171)	(48)
Accounts payable	(657)	(1,787)
Accrued expenses and other liabilities	(513)	(519)
Deferred revenue	(1,004)	(1,926)
Net cash provided by (used in) operating activities	9,474	(906)

Investing activities
Purchases of equipment	(3,526)	(2,943)
Capitalized software development	(355)	—
Proceeds from the sale of equipment	16	2
Net cash used in investing activities	(3,865)	(2,941)

Financing activities
Revolving line of credit	(2,300)	2,300
Payments on debt obligations	—	(3,627)
Deferred financing costs	(50)	(97)
Proceeds from exercise of options	51	—
Net cash used in financing activities	(2,299)	(1,424)

Effects of exchange rate on cash	15	(16)

Increase (decrease) in cash and cash equivalents	3,325	(5,287)

Cash and cash equivalents
Beginning	7,120	12,407
Ending	$10,445	$7,120

The accompanying notes are an integral part of the consolidated financial statements.

Notes to the Consolidated Financial Statements

Note 1. Summary of Significant Accounting Policies
XRS Corporation and its wholly owned subsidiary, Turnpike Global Technologies, Inc. (collectively, XRS Corporation or the Company) delivers compliance and fleet management solutions to the commercial trucking industry. The Company's solutions enable customers to improve compliance with United States Department of Transportation (DOT) regulations, optimize the utilization of their assets and enhance the productivity of fleet operations across the entire supply chain resulting in decreased costs. XRS Corporation's continued focus on leveraging the latest technology within its solutions has resulted in the Company contributing to the trucking industry's migration to mobile devices for collecting and analyzing DOT compliance and management data through our continued focus on leveraging the latest technology with our solutions.

Basis of Presentation and Preparation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. Intercompany accounts and transactions have been eliminated. The preparation of these consolidated financial statements in conformity with the accounting principles generally accepted in the U.S. (GAAP) requires management to make estimates and assumptions that affect the amounts reported in these consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates. In the opinion of management, all adjustments necessary for a fair presentation of the consolidated results of operations and financial position for the interim periods have been made. Certain prior period amounts in the consolidated financial statements and notes thereto have been reclassified to conform to the current period’s presentation.

Revenue Recognition

The Company derives its revenue from sales of (i) software, which includes monthly subscriptions from the XataNet, Turnpike, and XRS solutions, monthly fees from the MobileMax solution and activation fees; (ii) hardware systems, which includes hardware with embedded software and software that can be hosted by a customer, warranty and repair revenue; and (iii) services, which includes installation, implementation, training and professional services revenue.

The Company sells its solutions using two methods: direct sales and channel sales. The Company’s direct sales approach uses a direct sales force that includes sales development representatives, inside sales, national and regional sales account executives and client managers to sell all of the Company’s solutions into fleet operators and logistics providers. The Company’s channel sales are driven by Company personnel working in tandem with third-party resellers to sell the Company’s XRS and Turnpike solutions to a variety of fleet sizes and types.

The Company’s XataNet and MobileMax customers enter into multi-year agreements with automatic renewal features, however, in certain circumstances operate under month-to-month contracts. Turnpike customers have historically operated under month-to-month contracts, allowing them the ability to terminate the agreement upon providing a 30-day notice. Beginning in fiscal 2013, the Company's XRS customers have begun to enter into multi-year agreements.

General Revenue Recognition Criteria

The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collection is probable. A solution is considered delivered to the customer once it has been shipped and title and risk of loss has been transferred. For most of the Company’s hardware systems and services sales, these criteria are met at the time the hardware system is shipped and/or the services are provided. For the Company’s software subscriptions, these criteria are met over the term of the customer’s agreement, and therefore revenue is recognized over the term of the agreement.

Revenue Recognition for Multiple-Element Arrangements

XRS Corporation generally enters into arrangements with customers that include the purchase of a software subscription, non-software-related hardware systems and services from the Company at the same time, or within close proximity of one another (referred to as multiple-element arrangements).

The Company has identified three deliverables in arrangements involving the sale of its XataNet and MobileMax solutions. The first deliverable is the hardware system, which includes embedded software that is essential to the functionality of the hardware system and software that is or can be hosted by the customer. The second deliverable is the software subscription, which covers hosting fees, continued support and communication charges. The final deliverable includes certain services requested by the customer that are deemed essential to the functionality of the hardware, such as installation, implementation and/or training.

The Company has identified two deliverables in arrangements involving the sale of its Turnpike and XRS solutions. The first deliverable is the software subscription including the use of a Relay or RouteTracker asset (where the customer selected the no upfront hardware cost option) and direct personnel costs related to network infrastructure, as well as technical support. The second deliverable includes certain services requested by the customer that are deemed essential to the functionality of the software subscription.

Each element within a multiple-element arrangement is accounted for as a separate unit of accounting provided the following criteria are met: the delivered hardware systems or services have value to the customer on a standalone basis; and for an arrangement that includes a general right of return relative to the delivered products or services, delivery or performance of the undelivered product or service is considered probable and is substantially controlled by the Company. XRS Corporation considers a deliverable to have standalone value if the product or service is sold separately by the Company, another vendor or could be resold by the customer. Further, the Company’s revenue arrangements generally do not include a general right of return relative to the delivered products. Where the aforementioned criteria for a separate unit of accounting are not met, the deliverable is combined with the undelivered element(s) and treated as a single unit of accounting for the purposes of allocation of the arrangement consideration and revenue recognition. For those units of accounting that include more than one deliverable but are treated as a single unit of accounting, the Company generally recognizes revenues over the delivery period, which generally coincides with the customer's contract term.

For multiple-element arrangements in which separate units of accounting are identified, the Company allocates revenue to each element based on their relative selling prices. In such circumstances, the Company uses a hierarchy to determine the selling price to be used for allocating revenue to deliverables: (i) vendor specific objective evidence (VSOE) of fair value, if available, (ii) third-party evidence (TPE) of selling price if VSOE is not available and (iii) best estimate of the selling price (ESP) if neither VSOE nor TPE is available (a description as to how the Company determined VSOE, TPE and ESPs is provided below). The Company limits the amount of revenue recognized for delivered elements to an amount that is not contingent upon future delivery of additional products or services or the meeting of any specified performance conditions.

The Company’s process for determining its ESPs for each deliverable considers multiple factors that may vary depending upon the unique facts and circumstances related to each deliverable. Key factors considered by the Company in developing the ESPs include prices charged by the Company for similar offerings; historical pricing practices; pricing of competitive alternatives if they exist, adjusted for differences in product specifications; product-specific business objectives and the life cycle of the solution. The Company may modify its pricing practices in the future, which could result in changes to the determination of VSOE, TPE and ESPs. As a result, the Company’s future revenue recognition for multiple-element arrangements could differ materially from its results in the current period. ESPs are analyzed on an annual basis or more frequently if circumstances warrant.

Other Revenue Recognition Policies Applicable to Software and Non-software Elements

The Company accounts for arrangements that consist only of software or software-related products, including certain of the Company’s add-on product offerings, in accordance with industry specific accounting guidance for software and software-related transactions.

Certain of the Company’s customers engage the Company to purchase add-on product offerings, as well as to perform installation, implementation, training and professional services. These revenues are accounted for separately from multi-element revenue recognition because they qualify as standalone software or services transactions as defined by industry specific accounting guidance for software and software-related transactions. The significant factors considered in determining whether the revenues should be accounted for separately include the nature of services (i.e. consideration of whether the software or services are essential to the functionality of the hardware system or software subscription), degree of risk, availability of services from other vendors, timing of payments and impact of milestones. Revenues generated from add-on product offerings are recognized ratably over the agreement as it is delivered to the customer. Revenue generated from service transactions are recognized after the services are performed assuming all other revenue recognition criteria noted above have been met.

Finally, the Company has entered into agreements with third-party providers to extend the benefits of solutions throughout the customer’s supply chain. The Company recognizes revenue generated under the aforementioned agreements in accordance with the terms of each partnership agreement and accounting guidance governing principal agent considerations.

Deferred Revenue & Costs

The deferred revenue reflected in the accompanying consolidated balances sheets consists of the unearned portions of items invoiced in accordance with the terms and conditions of an arrangement but that do not meet all the criteria for revenue recognition. Based on the nature of the transaction, recognition of deferred revenue occurs as the revenue recognition criteria are met; on a straight-line basis over the term of the related agreement, over the estimated life of a customer or as services are provided. The Company defers and recognizes costs associated with the deferred revenue as the deferred revenue is recognized as revenue.

Shipping and Handling Costs

Amounts billed to customers for shipping and handling are recorded as hardware systems revenue in the accompanying consolidated statements of operations. Shipping and handling costs incurred by the Company for the delivery of goods to customers are included as a cost of goods sold in the accompanying consolidated statements of operations.

Research and Development

The Company conducts research and development activities, which consist of the development of new solutions and enhancements to functionality of existing solutions in an effort to meet the Company's customers’ current and anticipated future needs. Research and development costs are expensed as incurred. During fiscal 2013 and 2012 research and development expenditures were $11.7 million and $14.8 million, respectively.

Advertising Costs

Advertising costs consist of a combination of integrated marketing activities, including email marketing, media relations, social media and trade shows, along with web-based campaigns, to gain exposure, build awareness and drive sales activity. Advertising costs, which are expensed as incurred and included in selling, general and administrative expenses in the accompanying consolidated statements of operations, were $1.7 million and $1.6 million in fiscal 2013 and 2012, respectively.

Stock-Based Compensation

The Company accounts for stock-based employee compensation plans on a fair value basis in accordance with the accounting guidance relative to the Company's stock-based compensation plans. The estimated grant date fair value of each option award is recognized in the accompanying consolidated statements of operations on a straight-line basis over the requisite service period (generally the vesting period). The estimated fair value of each option award is calculated using the Black-Scholes option-pricing model. Restricted stock awards and restricted stock units are recorded as compensation cost on a straight-line basis over the requisite service periods based on the market value of the award on the date of grant.

Cash Equivalents

All highly liquid investments with original maturities of three months or less when purchased are classified as cash equivalents.

Allowance for Doubtful Accounts

Accounts receivable are stated at amounts net of an allowance for doubtful accounts. The Company grants credit to customers in the normal course of business based on an evaluation of a customer’s financial condition. Balances are typically due within 30 days; consequently balances outstanding for a period longer than contractual payment terms are considered past due. Estimates used in determining the allowance for doubtful accounts are based on historical collection experience, current trends, aging of accounts receivable and periodic credit evaluations of the customers’ financial condition. The Company reserves for accounts receivable when they are determined to be uncollectible by increasing the allowance for doubtful accounts and bad debt expense, which is included in selling, general and administrative expense in the accompanying consolidated statements of operations. Payments subsequently received, or otherwise determined to be collectible, are treated as recoveries that reduce bad debt expense.

Concentration of Credit Risk

Financial instruments potentially subject to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company’s cash and cash equivalents may, at times, exceed Federal Deposit Insurance Corporation insurance limits. The Company has not experienced any losses in such accounts.

The majority of the Company’s accounts receivable is due from companies with fleet trucking operations in a variety of industries. In general, the Company does not require collateral or other security to secure accounts receivable. The risk with respect to accounts receivable is mitigated by credit evaluations performed on customers, the short duration of payment terms for the majority of the Company’s customer contracts and the industry diversity within the customer base. As of September 30, 2013, no single customer’s receivable balance exceeded 10.0 percent of total net receivable balances. As of September 30, 2012, one single customer's receivable balance was 12.6 percent of total net receivable balances.

Major Customers

The Company sells to all sizes of fleets, however may be dependent upon a few major customers each year whose volume of purchases is significantly greater than that of other customers. During fiscal 2013 and 2012, no single customer accounted for 10.0 percent or more of the Company’s total revenues.

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

Equipment, Leased Equipment and Leasehold Improvements

Purchased equipment and equipment under capital lease are stated at historical cost. Depreciation is computed on a straight-line basis based on the following estimated useful lives:

Years
Engineering and SaaS equipment	3 to 5
Office furniture and equipment	3 to 5
Relay and RouteTracker assets	2 to 3
Leasehold improvements	1 to 4

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

The Company evaluates the recoverability of long-lived assets when events or changes in circumstances occur that indicate that the carrying value of the asset or asset group may not be recoverable. The assessment of possible impairment is based on the Company’s ability to recover the carrying value of the asset or asset group from the expected future pretax cash flows (undiscounted and without interest charges) of the related operations. If these cash flows are less than the carrying value of the asset or asset group, an impairment loss is recognized for the difference between estimated fair value and carrying value. The measurement of impairment requires the Company to estimate future cash flows and the fair value of long-lived assets.

Goodwill and Definite-Lived Intangible Assets

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

The fair value of the Company’s single reporting unit was determined using a review of XRS Corporation's market capitalization and a discounted cash flow analysis. Use of the market capitalization approach consisted of a comparison of the value of the ownership interest that the shareholders maintain in the Company to the recorded value of shareholders' equity.

In developing the discounted cash flow analysis, assumptions about future revenues and expenses, capital expenditures and changes in working capital are based on the annual operating plan and long-term business plan for the Company’s single reporting unit. These plans take into consideration numerous factors including historical experience, anticipated future economic conditions, changes in raw material prices and growth expectations for the industries and end markets in which XRS Corporation participates. These assumptions are determined over a five-year long-term planning period. Revenues and operating profit beyond fiscal 2018 are projected to grow at a perpetual growth rate of 3.0 percent. Discount rate assumptions considered the Company’s assessment of risks inherent in the future cash flows of the reporting unit and its weighted average cost of capital. A discount rate of

17.5 percent was used in determining the discounted cash flows in the fair value analysis. Actual results may differ from those used in the Company's valuations.

The Company completed its annual impairment test on the first day of the fourth quarter of fiscal 2013 and concluded no indicators of impairment existed.

Definite-Lived Intangible Assets

The Company’s definite-lived intangible assets include customer and reseller relationships, acquired technology and a trademark. The Company amortizes its definite-lived intangibles with finite lives on a straight-line basis over their expected lives.

Definite-lived intangible assets are evaluated for impairment whenever events or changes in circumstances occur that indicate that the carrying value of the asset or asset group may not be recoverable. An impairment loss is recognized whenever events or changes in circumstances indicate the carrying amount of an asset is not recoverable. Recoverability of these assets is measured by comparison of their carrying amounts to future undiscounted cash flows the assets are expected to generate. If certain definite-lived intangibles are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the assets exceeds their fair market value as determined using an income approach. The inputs used in the income approach include the use of Level 2 (discount rate) and Level 3 (forecasted cash flows) inputs as discussed in the fair value hierarchy below.

As a result of the continued decline in the estimated fair value of the acquired customer contracts originally recorded in conjunction with the acquisition of Geologic Solutions, Inc. (Geologic), the Company reviewed its definite-lived intangible assets for impairment during fourth quarter of fiscal year 2013 and concluded there were indicators of impairment. Consequently, the Company performed an undiscounted cash flow analysis concluding that the future undiscounted cash flows the definite-lived intangible assets were expected to generate were in excess of the carrying value of the asset, therefore no impairment charge was recorded.

During the third quarter of fiscal 2012, the Company recorded an impairment charge of $3.5 million as a result of the impairment review. The impairment charge was associated with a decline in the estimated fair value of acquired customer contracts originally recorded in conjunction with the acquisition of Geologic driven by reductions in expected future cash flows. The fair value for the acquired customer contracts for which the carrying amount was not deemed to be recoverable was determined using the future discounted cash flows the assets were expected to generate.

Capitalized Software Development

Research and development costs are expensed as incurred, except for certain costs which are capitalized in connection with the development of the Company's software. Costs incurred in the preliminary stages of development are expensed as incurred. The Company capitalizes eligible costs that are incurred subsequent to the determination that the project will be completed and the software will be used to perform the function intended. Capitalization ceases upon completion of all substantial testing performed to ensure the product is ready for its intended use. Maintenance and training costs are expensed as incurred. Capitalized software development costs, which are included in other assets in the accompanying consolidated balance sheets, are amortized to cost of goods sold beginning when the software is made available to the general public. Amortization is computed on a straight-line basis over the estimated economic life of the related solution.

In addition, the Company capitalizes costs related to development of software to be sold or otherwise marketed as part of a solution which are incurred after establishing technological feasibility. Capitalized software development costs are amortized to cost of goods sold beginning when the product is released for sale to the general public. Amortization is computed using the greater of the ratio of current units of the solution sold to the total of current and anticipated future unit sales or the straight-line method over the estimated economic life of the related solution (two to five years).

As of September 30, 2013 and 2012, there were $0.5 million and $0.3 million of capitalized development costs net of accumulated depreciation, respectively, included in other assets in the accompanying consolidated balance sheets. Amortization of capitalized product development costs of $0.2 million and $0.1 million was recorded as a cost of goods sold in the accompanying consolidated statements of operations for fiscal years ended 2013 and 2012, respectively.

Warranties

The Company provides warranty on its solutions. Liability under the warranty policies is based upon a review of the number of units sold, historical and anticipated claim experience and cost per claim. Adjustments are made to accruals for warranties as claim data and historical experience warrant.

As of September 30, 2013 and 2012, the Company had accruals for warranties of $0.4 million and $0.7 million respectively. These amounts are included in accrued expenses in the accompanying consolidated balance sheets.

Fair Value

Certain assets and liabilities are measured at fair value in the consolidated financial statements on both a recurring and non-recurring basis. Fair value is defined as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value is estimated by applying the following hierarchy, which prioritizes the inputs used to measure fair value into three levels and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement:

Level 1 — Quoted prices for identical assets or liabilities in active markets;

Level 2 — Observable inputs other than quoted prices in active markets for identical assets and liabilities, quoted prices for identical or similar assets or liabilities in inactive markets, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; or

Level 3 — Inputs that are generally unobservable and typically reflect management’s estimate of assumptions that market participants would use in pricing the asset or liability.

Income Taxes

The Company accounts for income taxes using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and operating loss and tax credit carryforwards. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the consolidated statements of operations in the period when the change is enacted. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets if it is more likely than not that such assets will not be realized. Changes in valuation allowances from period to period are included in income tax expense (benefit) in the accompanying consolidated statements of operations in the period of change.

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

Segment Reporting

The Company operates as a single operating segment. Factors used to identify the single operating segment include the financial information available for evaluation by the chief operating decision maker in making decisions about how to allocate resources and assess performance.

Turnpike Global Technologies, Inc., the Company’s Canadian subsidiary accounted for 4.3 percent and 3.7 percent of the Company’s total revenue as of September 30, 2013 and 2012, respectively. Turnpike Global Technologies, Inc. had $15.5 million and $17.4 million of long-lived assets as of September 30, 2013 and 2012, respectively.

Foreign Currency Translation

The financial statements of Turnpike Global Technologies, Inc., the Company's wholly owned Canadian subsidiary, are measured using the local currency as the functional currency. Assets and liabilities of this subsidiary are translated at the rates of exchange as of the balance sheet date. Income and expense items are translated using the average exchange rates during the period. The resultant foreign currency translation adjustments are included in the accompanying consolidated statements of comprehensive income (loss).

Correction of Immaterial Errors Related to Prior Periods

During the first quarter of fiscal 2013, the Company determined that its previously issued consolidated financial statements contained an immaterial error related to the recording of forfeitures of equity awards on our stock-based compensation expense.

The Company concluded that the error was not material to any of its prior period financial statements. Although the error was immaterial to prior periods, the impact of the error to the statement of operations was corrected in the second and third quarter of fiscal 2013. The Company did, however, correct the error in the consolidated balance sheet and statement of shareholders' equity as of September 30, 2012 by revising certain account balances. The total effect of this revision to prior period consolidated financial statements was a decrease to additional paid-in capital and accumulated deficit in the accompanying consolidated balance sheet and statement of shareholders' equity of $247,000 over the amounts previously reported in the consolidated financial statements as of September 30, 2012.

The following tables summarize the effect of these revisions (in thousands):

	September 30, 2012
	As Reported	Adjustment	As Revised
Consolidated Balance Sheet:
Additional paid-in capital	$50,226	$(247)	$49,979
Accumulated deficit	(57,566)	247	(57,319)

	For the Year Ended September 30, 2012
	As Reported	Adjustment	As Revised
Consolidated Statement of Operations:
Selling, general and administrative expense	$24,706	$(247)	$24,459
Operating loss	(10,572)	247	(10,325)
Loss before income taxes	(10,836)	247	(10,589)
Net loss	(10,286)	247	(10,039)
Net loss to common shareholders	(10,463)	247	(10,216)
Net loss per common share:
Basic	$(0.97)	$0.02	$(0.95)
Diluted	$(0.97)	$0.02	$(0.95)

Recently Issued Accounting Standards

Comprehensive Income — In February 2013, the FASB issued new guidance relative to the reporting of reclassifications out of accumulated other comprehensive Income. Specifically, the new guidance requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is to be reclassified in its entirety to net income. For other amounts that are not required to be reclassified from accumulated other comprehensive income to net income in the same reporting period, an entity is required to cross-reference other disclosures required that provide additional detail about those amounts.

The provisions of the new guidance noted above was effective for fiscal years, and interim periods within those years, beginning after December 15, 2012. Accordingly the Company adopted the guidance and it did not impact the Company's financial condition or results of operations.

Note 2. Net Income (Loss) Per Common Share
Basic net income (loss) per common share is computed by dividing net income (loss) applicable to common shareholders by the weighted average number of common shares outstanding for the period. Generally, net income per diluted common share reflects the potential dilution that could occur if securities or other obligations to issue common stock, such as options, restricted stock units, warrants or convertible preferred stock, were exercised or converted into common stock that then shared in the earnings of the Company. Net loss per diluted common share is equal to net loss per basic common share because the effect of including such securities or obligations would be antidilutive.

The calculation of net income (loss) per common share is summarized in the following table (in thousands, except per share data):

	For the Year Ended September 30,
	2013	2012
Net income (loss) per common share:
Basic	$0.06	$(0.95)
Diluted	$0.03	$(0.95)

Numerator, basic:
Net income (loss) to common shareholders	$631	$(10,216)
Denominator, basic:
Weighted average common shares, basic	10,844	10,734

Numerator, diluted:
Net income (loss) to common shareholders	$631	$(10,216)
Preferred stock dividends	235	—
Numerator, diluted	$866	$(10,216)
Denominator, diluted:
Weighted average common shares, basic	10,844	10,734
Effect of dilutive securities:
Effect of stock options	327	—
Effect of restricted stock units	302	—
Effect of warrants	18	—
Effect of preferred stock	16,537	—
Weighted average common and common share equivalents, diluted	28,028	10,734

There were no potentially dilutive securities excluded from the computation of net income per diluted common share for the year ended September 30, 2013. Potentially dilutive securities representing 16.5 million shares of common stock outstanding for the year ended September 30, 2012, were excluded from the computation of net loss per diluted common share because their effect would have been antidilutive.

Note 3. Revenue and Cost of Goods Sold Information

Revenue and cost of goods sold recorded in the accompanying consolidated statements of operations consist of (in thousands):

	For the Year Ended September 30,
	2013	2012
Revenue
Software	$45,675	$47,455
Hardware systems	9,340	13,893
Services	1,181	1,741
Total revenue	$56,196	$63,089

Cost of goods sold
Software	$12,365	$13,043
Hardware systems	7,640	15,287
Services	2,263	2,327
Total cost of goods sold	$22,268	$30,657

Software revenue includes monthly subscriptions from the XataNet, XRS and Turnpike solutions; monthly fees from the MobileMax solution; and activation fees. Hardware systems revenue includes hardware with embedded firmware and, for the XataNet solution, software that can be hosted by the customer, warranty and repair revenue. Services revenue includes installation, implementation, training and professional services revenue.

Cost of software consists of communication costs, hosting costs, depreciation of Relay and RouteTracker assets (where the customer selected the no upfront hardware cost option) and direct personnel costs related to network infrastructure, as well as technical support for the XRS and Turnpike solutions. Cost of hardware systems consists of direct product costs, warranty costs and product repair costs, as well as direct personnel costs and technical support for the XataNet and MobileMax solutions. Cost of services consists of third-party vendor costs and direct costs related to services personnel.

Note 4. Supplemental Cash Flow and Non-Cash Information
The following table summarizes supplemental cash flow and non-cash information (in thousands):

	For the Year Ended September 30,
	2013	2012
Supplemental cash flow information:
Cash paid for interest	$23	$377
Cash paid for income taxes	108	51
Supplemental non-cash information:
RouteTracker assets acquired under capital lease obligation	—	546
Preferred stock deemed dividends	—	(50)
Preferred stock dividends	235	227
Preferred stock dividends paid	232	223
Conversion of Series F Preferred Stock into common stock	—	30
Reversal of unearned common stock portion of contingent earn-out	—	1,912

Note 5. Equipment, Leased Equipment and Leasehold Improvements

Equipment, leased equipment and leasehold improvements consist of (in thousands):

	September 30,
	2013	2012
Equipment, leased equipment and leasehold improvements:
Engineering and SaaS equipment	$11,523	$11,434
Relay and RouteTracker assets	9,461	7,089
Leasehold improvements	2,686	2,678
Office furniture and equipment	1,028	900
Assets not placed in service	630	102
Equipment, leased equipment and leasehold improvements, gross	25,328	22,203
Accumulated depreciation	(19,348)	(14,890)
Equipment, leased equipment and leasehold improvements, net	$5,980	$7,313

Depreciation recorded in the accompanying consolidated statements of operations consists of (in thousands):

	For the Year Ended September 30,
	2013	2012
Depreciation recorded in:
Cost of goods sold	$2,784	$3,514
Selling, general and administrative expense	1,366	1,633
Research and development expense	749	328
Total depreciation of equipment, leased equipment and leasehold improvements	$4,899	$5,475

The total amount of assets under capital lease and held by the Company included in equipment, leased equipment and leasehold improvements in the accompanying consolidated balance sheets was $30,000 and $31,000 as of September 30, 2013 and 2012, respectively. Related accumulated depreciation for these assets was $30,000 and $24,000 as of September 30, 2013 and 2012, respectively.

Note 6. Goodwill and Definite-Lived Intangible Assets
The following table summarizes the changes in goodwill (in thousands):

Balance as of September 30, 2011	$16,474
Foreign currency translation adjustment	814
Balance as of September 30, 2012	17,288
Foreign currency translation adjustment	(648)
Balance as of September 30, 2013	$16,640

Definite-lived intangible assets subject to amortization were as follows as of September 30, 2013 (in thousands):

	Weighted Average Life (Years)	Cost	Accumulated Amortization	Foreign Currency Translation Adjustment	Net
Definite-lived intangible assets:
Acquired customer contracts	7.8	$11,400	$(9,281)	$61	$2,180
Acquired technology	7	2,700	(1,554)	113	1,259
Reseller relationships	6	1,500	(1,007)	65	558
Trademark	10	900	(363)	35	572
Other definite-lived intangibles	7	49	(40)	—	9
Total	7.7	$16,549	$(12,245)	$274	$4,578

Definite-lived intangible assets subject to amortization were as follows as of September 30, 2012 (in thousands):

	Weighted Average Life (Years)	Cost	Accumulated Amortization	Foreign Currency Translation Adjustment	Impairment Charge	Net
Definite-lived intangible assets:
Acquired customer contracts	7.8	$14,900	$(8,327)	$97	$(3,500)	$3,170
Acquired technology	7	2,700	(1,151)	193	—	1,742
Reseller relationships	6	1,500	(746)	104	—	858
Trademark	10	900	(268)	68	—	700
Other definite-lived intangibles	7	49	(32)	—	—	17
Total	7.7	$20,049	$(10,524)	$462	$(3,500)	$6,487

Amortization of definite-lived intangible assets recorded in the accompanying consolidated statements of operations consists of (in thousands):

	For the Year Ended September 30,
	2013	2012
Amortization recorded in:
Cost of goods sold	$404	$407
Selling, general and administrative expense	1,316	2,055
Total amortization of definite-lived intangible assets	$1,720	$2,462

Future amortization expense of definite-lived intangible assets as of September 30, 2013 is expected to be as follows (in thousands):

Years ending September 30,
2014	$1,706
2015	1,701
2016	810
2017	159
2018	93
Thereafter	109
Total	$4,578

Note 7. Financing Arrangements
Effective February 24, 2012, the Company entered into a two-year Loan and Security Agreement with Silicon Valley Bank consisting of a $8.0 million revolving line of credit bearing interest at a floating rate equal to either 1.0 percent over the prime rate, provided certain liquidity conditions are met, or 1.5 percent over the prime rate. Interest is paid monthly, and the entire amount of any outstanding principal is due at maturity on February 24, 2014. Amounts borrowed under the revolving line of credit are secured by substantially all of the personal property of the Company and generally may be repaid and re-borrowed at any time before maturity. The balance of the revolving line of credit in the accompanying consolidated balance sheets was $0 and $2.3 million as of September 30, 2013 and 2012, respectively.

Amounts available under the line of credit are subject to a borrowing base formula. Changes in the assets within the borrowing base formula can impact the amount of availability. Based on the facility’s borrowing base and other requirements at such dates, we had excess availability of $4.0 million and $2.0 million at September 30, 2013 and 2012, respectively.

The Loan and Security Agreement contains customary representations, warranties, covenants and events of default including, without limitation, covenants restricting the Company’s ability to incur indebtedness and liens, to declare and pay cash dividends and to merge or consolidate with another entity, and also contains a lockbox arrangement and subjective acceleration clause. The Loan and Security Agreement also includes financial covenants requiring the Company to maintain a minimum tangible net worth and adjusted quick ratio. The Company was in compliance with these covenants as of September 30, 2013.

The Company anticipates to have a similar revolving line of credit in place upon the expiration of the existing Loan and Security Agreement.

Note 8. Stock-Based Compensation

In February 2007, the Company adopted the 2007 Long Term Incentive and Stock Option Plan (the 2007 Plan). The 2007 Plan permits the granting of incentive stock options meeting the requirements of Section 422 of the Internal Revenue Code of 1986, as amended, and nonqualified options that do not meet the requirements of Section 422. Stock appreciation rights, restricted stock awards and restricted stock units may also be granted under the 2007 Plan. A total of 500,000 shares of the Company’s common stock were originally reserved for issuance pursuant to equity awards under the 2007 Plan. Subsequently, 1,000,000 shares were approved for addition to the 2007 Plan at the 2010 Annual Shareholders Meeting. The 2007 Plan also has an evergreen provision in which the maximum number of shares that may be issued under the 2007 Plan shall be cumulatively increased on January 1, 2008 and on each January 1 thereafter for nine years by the lesser of (i) 500,000 common shares, (ii) 3.0 percent of the Company’s outstanding common shares, on an as-converted basis, as of the preceding December 31 and (iii) a number of common shares determined by the Board of Directors or Compensation Committee. The Company has 412,967 shares authorized and available for future equity awards as of September 30, 2013.

Stock Options

The Company grants stock options as part of its long-term incentive compensation to employees and directors. The Company accounts for all stock-based payment awards to employees and directors on a fair value basis. Generally, the options that are granted under the 2007 Plan are exercisable for a period of ten years from the date of grant and vest over a period of up to three years from the date of grant.

The following table summarizes information related to stock option grants (number of options in thousands):

	For the Year Ended September 30,
	2013	2012
Stock option grants:
Number of shares granted	1,182	763
Weighted-average grant date fair value	$0.54	$0.55
The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model using the following weighted-average assumptions for grants:

	For the Year Ended September 30,
	2013	2012
Weighted average assumptions for grants:
Risk-free interest rate	1.28%	1.34%
Expected stock price volatility	54.11%	41.51%
Expected lives (in years)	6.0	5.9
Expected dividend yield	—	—

The Company estimates the volatility of the common stock at the date of grant based on a historical volatility rate. The decision to use historical volatility was based upon the lack of traded common stock options. In addition, the expected term is estimated consistent with the simplified method, for share-based awards granted during fiscal 2013 and 2012. The simplified method calculates the expected term as the average of the vesting and contractual terms of the award. The risk-free interest rate assumption is based on observed interest rates appropriate for the term of the options. The Company uses historical data to estimate prevesting option forfeitures and records share-based compensation expense only for those awards that are expected to vest. The fair value of options is amortized over the vesting period of the awards utilizing a straight-line method.

The following tables summarizes information relating to stock option activity (in thousands, except per option and weighted average remaining contractual life data):

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Options outstanding at September 30, 2012	2,104	$2.78	7.2
Granted	1,182	1.04
Exercised	(31)	1.66
Expired	(59)	2.66
Forfeited	(241)	1.18
Options outstanding at September 30, 2013	2,955	$2.23	7.3	$2,808
Options exercisable at September 30, 2013	1,551	$3.12	5.7	$591
Options expected to vest after September 30, 2013	1,404	$1.24	8.9	$2,217

The weighted average exercise price of stock options granted during fiscal 2012 was $1.34. Total intrinsic value of options exercised in fiscal 2013 was $25,000; there were no options exercised in fiscal 2012. Aggregate intrinsic value represents the Company’s closing stock price on the last trading day of the fiscal period in excess of the exercise prices multiplied by the number of options outstanding, exercisable or expected to vest.

The following table summarizes stock option information by exercise price range as of September 30, 2013 (number of options in thousands):

	Options Outstanding			Options Exercisable
Range of exercise price	Number of Options	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Options	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
$0.69 - $0.85	736	9.3	$0.81	—	0.0	$—
$1.20 - $1.85	874	8.7	1.50	300	8.5	1.43
$2.00 - $2.99	879	6.3	2.67	785	6.1	2.65
$3.00 - $3.94	68	5.5	3.35	68	5.5	3.35
$4.33 - $4.88	35	2.9	4.64	35	2.9	4.64
$5.03 - $5.40	363	2.9	5.35	363	2.9	5.35
	2,955	7.3	$2.23	1,551	5.7	$3.12

As of September 30, 2013, there was $0.6 million of total unrecognized compensation costs related to stock option awards. The Company will recognize this cost over the remaining vesting periods of these options. The weighted average period over which the costs will be recognized is 1.6 years.

Restricted Stock Awards

The Company grants restricted shares of common stock as part of its long-term incentive compensation to directors. Fair market values of restricted stock awards are determined based on the closing market price on the date of grant. Restricted stock awards granted to directors vest immediately and stock may be sold once vested. Restricted stock awards granted to directors vest immediately.

The following table summarizes information relating to restricted stock activity (number of shares in thousands):

	Number of Shares	Weighted Average Grant Date Fair Value
Restricted stock unvested and outstanding at September 30, 2012	—	$—
Granted	25	1.82
Vested	(25)	1.82
Restricted stock unvested and outstanding at September 30, 2013	—	$—

The weighted average grant date fair value of restricted stock awards granted during fiscal 2012 was $1.33. The total fair value of restricted stock awards vested during the fiscal year 2013 and 2012 was $46,000 and $55,000, respectively.

As of September 30, 2013, there were no unrecognized compensation costs related to restricted stock awards.

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

The following table summarizes information relating to restricted stock unit activity (in thousands, except per unit data):

	Number of Units	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Restricted stock units outstanding at September 30, 2012	426	$1.95
Granted	368	1.01
Settled	(36)	2.50
Forfeited	(80)	1.24
Restricted stock units outstanding at September 30, 2013	678	$1.50	$1,911
Restricted stock units vested and unsettled at September 30, 2013	190	$2.16	$535
Restricted stock units expected to vest after September 30, 2013	488	$1.24	$1,376

Aggregate intrinsic value represents the Company’s closing stock price on the last trading day of the fiscal period multiplied by the number of restricted stock units outstanding, vested and unsettled or expected to vest.

In fiscal 2013, 131,000 units vested but remained unsettled. The total fair value of restricted stock units vested during fiscal years 2013 and 2012 was $0.1 million and $0.2 million, respectively. As of September 30, 2013, there were $0.4 million of total unrecognized compensation costs related to restricted stock units. The Company will recognize these costs over the remaining vesting periods of these units. The weighted average period over which the costs will be recognized is 1.5 years.

Common Stock Warrants

The Company has issued warrants for the purchase of common stock to consultants, placement agents and in connection with the sale of preferred stock and debt facilities. Compensation expense associated with the warrants has not been material and has been recorded as expense at the fair value of the warrants.

The following table summarizes information relating to common stock warrant activity (number of warrants in thousands):

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)
Common stock warrants outstanding at September 30, 2012	4,362	$3.05	3.6
Expired	(457)
Common stock warrants outstanding at September 30, 2013	3,905	$3.02	3.0

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

The following table summarizes information related to each of the Company's designated series of preferred stock (number of shares in thousands):

			Shares Issued and Outstanding
	Shares	Issuance or	September 30,	September 30,
	Designated	Sale Price	2013	2012
Designated shares of preferred stock:
Series B	3,000	$2.54	2,347	2,250
Series C	1,400	3.94	1,269	1,269
Series D	1,600	3.83	1,567	1,567
Series F	1,400	2.22	1,340	1,340
Series G	10,100	3.00	10,067	10,067
Total preferred stock	17,500		16,590	16,493

Series B

In December 2003, the Company’s Board of Directors designated 2,250,000 shares as Series B Preferred Stock. In March 2013 in conjunction with the Company's annual shareholder meeting, the shareholders of the Company approved the designation of an additional 750,000 shares of Series B Preferred Stock. Pursuant to a Stock Purchase Agreement entered into in December 2003 with Trident Capital Management-V, LLC and its affiliates (collectively, Trident Capital), the Company sold 1,613,000 shares of Series B Preferred Stock for $4.1 million or $2.54 per share. Each share of the Preferred Stock is convertible into one share of the Company’s common stock. The price per share of the Series B Preferred Stock and the conversion price for the common stock were equal to the market value of the common stock (as defined in the NASDAQ Stock Market Rules) on the date of execution of the definitive agreements. The Series B Preferred Stock pays a cumulative dividend of 4.0 percent of the original issue price per annum (payable semi-annually) on each outstanding share of Series B Preferred Stock. The dividend is payable in additional shares of Series B Preferred Stock or cash, at the option of the holders, and maintains a non-participating preferred liquidation right equal to the original issue price, plus accrued unpaid dividends. The Series B Preferred Stock provides that the Company cannot pay dividends to the holders of any other capital stock unless and until the Company has paid dividends accrued on the Series B Preferred Stock.

In the fiscal years ended 2013 and 2012, the Company issued 97,000 and 81,000 shares, respectively, of Series B Preferred Stock to Trident Capital for payment of accrued dividends. Based on the market value of the Company’s common stock on the date of the dividend payment, the payment of the dividend in additional shares of Series B Preferred Stock resulted in a non-cash dividend of $0.2 million for both fiscal 2013 and 2012.

The Series B Preferred Stock is redeemable at the option of Trident Capital at 100 percent of the original purchase price plus accrued and unpaid dividends at any time after five years from the date of issuance, or at any time if there is a significant adverse judgment against the Company, the Company defaults on its debts, files for bankruptcy or in the event of a change of control. However, the Company may decline to redeem any or all of the Preferred Stock at its sole option and discretion, and in that case the annual cumulative dividend on the Series B Preferred Stock will increase from 4.0 percent to 10.0 percent. In the event that upon a change of control the Company does not have sufficient funds to redeem any or all of the Series B Preferred Stock the annual cumulative dividend on the Series B Preferred Stock will increase from 4.0 percent to 6.0 percent. The Company may redeem the Series B Preferred Stock at its option after five years from the date of issuance at the original issue price, plus accrued unpaid dividends, if the market price of its common stock is at least three times the then effective conversion price for a specified period.

Series C

In August 2005, the Company’s Board of Directors designated 1,400,000 shares as Series C Preferred Stock through a private placement. Pursuant to a Stock Purchase Agreement entered into in September 2005 with Trident Capital, the Company sold 1,269,000 shares of Series C Preferred Stock for $5.0 million, or $3.94 per share. Each share of the Series C Preferred Stock is convertible into one share of the Company’s common stock. The price per share of Series C Preferred Stock and the conversion price for the common stock are equal to the market value of the common stock (as defined in the NASDAQ Stock Market Rules) on the date of execution of the definitive agreements. The Series C Preferred Stock does not pay a dividend, unless the Company declines to redeem the stock upon demand of the holders after an Acceleration Event (as defined in the Certificate of Designation of the Series C Preferred Stock). In that case, the Series C Preferred Stock pays a cumulative dividend of 4.0 percent of the original issue price per annum on each outstanding share of Series C Preferred Stock (payable in cash). The Series C Preferred Stock has a non-participating liquidation right equal to the original issue price, plus accrued unpaid dividends which are senior to the Company’s common stock and junior to the Series B Preferred Stock. The Company may redeem the Series C Preferred Stock at its option after five years from the date of issuance at the original issue price, plus accrued unpaid dividends, if the market value of its common stock is at least three times the then effective conversion price for a specified period.

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

Series D

In May 2007, the Company’s Board of Directors designated 1,600,000 shares as Series D Preferred Stock. Pursuant to a Stock Purchase Agreement entered into in June 2007 with Trident Capital, the Company sold 1,567,000 shares of Series C Preferred Stock for $6.0 million, or $3.83 per share. Each share of the Series D Preferred Stock is convertible into one share of the Company’s common stock. The price per share of Series D Preferred Stock and the conversion price for the common stock are equal to the market value of the common stock (as defined in the NASDAQ Stock Market Rules) on the date of execution of the definitive agreements. The Series D Preferred Stock does not pay a dividend unless the Company declines to redeem the stock upon demand of the holders after an Acceleration Event (as defined in the Certificate of Designation of the Series D Preferred Stock). In that case, the Series D Preferred Stock pays a cumulative dividend of 4.0 percent of the original issue price per annum on each outstanding share of Series D Preferred Stock (payable in cash). The Series D Preferred Stock has a non-participating liquidation right equal to the original issue price, plus accrued unpaid dividends which are senior to the Company’s common stock and junior to the Series B and Series C Preferred Stock. The Company may redeem the Series D Preferred Stock at its option after five years from the date of issuance at the original issue price, plus accrued unpaid dividends, if the market value of its common stock is at least three times the then effective conversion price for a specified period.

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

Series E and Series F

In February 2009, the Company's Board of Directors designated 1,400,000 shares as Series E Preferred Stock. Concurrently, the Company sold 1,355,857 shares of Series E Preferred Stock for $3.0 million, or $2.22 per share. Each share of the Series E Preferred Stock was converted into one share of the Series F Preferred Stock in April 2009, and the Certificate of Designation for the Series E Preferred Stock was canceled. Each share of Series F

Preferred Stock is convertible into one share of the Company’s common stock. The price per share of Series F Preferred Stock and the conversion price for the common stock are equal to the market value of the common stock (as defined in the NASDAQ Stock Market Rules) on the date of execution of the definitive agreements. The Series F Preferred Stock does not pay a dividend unless the Company declines to redeem the stock upon demand of the holders after an Acceleration Event (as defined in the Certificate of Designation of the Series F Preferred Stock). In that case, the Series F Preferred Stock pays a cumulative dividend of 4.0 percent of the original issue price per annum on each outstanding share of Series F Preferred Stock (payable in cash). The Series F Preferred Stock has a non-participating liquidation right equal to the original issue price, plus accrued unpaid dividends, which is senior to the Company’s common stock and the Series B, Series C, and Series D Preferred Stock. The Company may redeem the Series F Preferred Stock at its option after five years from the date of issuance at the original issue price, plus accrued unpaid dividends, if the market value of its common stock is at least three times the then effective conversion price for a specified period.

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

In fiscal 2012, 13,514 shares of Series F Preferred Stock were converted to common stock. In fiscal 2013, there were no shares of Series F Preferred Stock converted to common stock.

Series G

In December 2009, in connection with financing the acquisition of Turnpike Global Technologies, Inc., the Company issued convertible debt totaling $30.2 million. In February 2010, the Company's Board of Directors designated 10,100,000 shares as Series G Preferred Stock. The convertible debt was converted into 10,066,663 shares of Series G Preferred Stock on February 19, 2010, subsequent to shareholder approval. The price per share of Series G Preferred Stock and the conversion price for the common stock was $3.00. The price per share of Series G Preferred Stock and the conversion price for the common stock are equal to the market value of the common stock (as defined in the NASDAQ Stock Market Rules) on the date of execution of the definitive agreements. Each share of Series G Preferred Stock is convertible into one share of the Company’s common stock. The Series G Preferred Stock does not pay a dividend, unless the Company declines to redeem the stock upon demand of the holders after five years from the date of issuance, a change in control or an Acceleration Event (as defined in the Certificate of Designation of the Series G Preferred Stock). In that case, the Series G Preferred Stock pays a cumulative dividend of 4.0 percent of the original issue price per annum on each outstanding share of Series G Preferred Stock (payable in cash). The Series G Preferred Stock has a non-participating liquidation right equal to the original issue price, plus accrued unpaid dividends, which is senior to the Company’s common stock and the Series B, Series C, Series D and Series F Preferred Stock. The Company may redeem the Series G Preferred Stock at its option after five years from the date of issuance at the original issue price, plus accrued unpaid dividends, if the market value of its common stock is at least three times the then effective conversion price for a specified period.

Additionally, as part of the debt conversion, the Company issued seven-year warrants to purchase 3,019,995 shares of its common stock at an exercise price of $3.00 per share. The aggregate fair value of the warrants was 3.9 million. The warrants permit “cashless exercise.”

Contingent Common Stock Earn-Out

In connection with the acquisition of Turnpike Global Technologies, Inc., the Company committed to pay total earn-outs up to an additional 2,500,000 shares of common stock upon the achievement of certain performance goals for the 2010, 2011 and 2012 fiscal years. The Company determined that the fiscal 2010 performance goals were achieved and, as a result, the Company issued 809,993 shares of common stock to the former shareholders of Turnpike Global Technologies, Inc. with the value of the remaining 23,340 shares being settled in cash of $70,000 paid to non-accredited U.S. holders.

The Company determined that the fiscal 2011 and fiscal 2012 performance goals were not achieved. As a result, the value of the 809,993 shares of common stock pertaining to each fiscal 2011 and fiscal 2012 performance goals that were to be issued was reclassified within shareholders’ equity in the accompanying consolidated balance sheets as of September 30, 2012 and 2011, respectively. In addition, the portion scheduled to be settled in cash of $51,000 was recorded as income in fiscal years 2012, in net interest and other expense in the accompanying consolidated statements of operations.

Note 10. Fair Value

The Company maintained certain assets which were measured at fair value on a recurring and non-recurring basis as of September 30, 2013. There were no material transfers between levels of the fair value hierarchy for the fiscal years ended September 30, 2013 and 2012.

Assets Measured at Fair Value on a Non-Recurring Basis

Assets and liabilities that are measured at fair value on a nonrecurring basis relate primarily to our tangible fixed assets, goodwill and intangible assets, which are remeasured when the fair value is below carrying value on our consolidated balance sheets. For these assets, we do not periodically adjust carrying value to fair value except in the event of impairment. When we determine that impairment has occurred, the carrying value of the asset is reduced to fair value and the difference is recorded within operating income in our consolidated statements of operations.

The following table summarizes the fair value remeasurements recorded on a non-recurring basis as of September 30, 2012:

		Significant Unobservable Inputs
	Total Loss	(Level 3)
Acquired customer contracts	$(3,500)	$2,369

Acquired Customer Contracts — The fair value remeasurements included in the table above were based on significant unobservable inputs (Level 3). Acquired customer contract fair values were derived using a discounted cash flow model to estimate the present value of net cash flows that the asset group was expected to generate. The key inputs to the discounted cash flow model generally included our forecasts of expected future cash flows generated from the asset group and the discount rate applied.

The following table summarizes the change in the net balance of the acquired customer contracts, classified as Level 3 and included in intangible assets, net in the accompanying consolidated balance sheets (in thousands):

Balance as of September 30, 2011	$7,313
Amortization	(1,444)
Impairment charge	(3,500)
Balance as of September 30, 2012	2,369
Amortization	(711)
Balance as of September 30, 2013	$1,658

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

Future minimum lease commitments under these noncancelable operating leases, excluding common area costs, as of September 30, 2013 are as follows (in thousands):

Years ending September 30,
2014	$624
2015	204
2016	35
Total	$863

Rental expense, including common area costs, was $1.1 million and $1.0 million for the fiscal years ended September 30, 2013 and 2012, respectively.

Retirement Plans

The Company offers a 401(k) plan covering substantially all U.S. employees. In fiscal 2012, the Company instituted a registered retirement savings plan covering substantially all Canadian employees. Both plans are operated on a calendar year basis. For both the U.S. and Canadian plans, the Company provides an employer matching contribution equal to 50.0 percent of an employee’s contribution for employee deferrals of up to 6.0 percent of their compensation. Matching contributions totaled $0.4 million for both fiscal 2013 and 2012.

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

In the third quarter of fiscal 2012 in conjunction with a business realignment, the Company determined that certain inventory purchase commitments with remaining terms of less than one year would not be realized. Refer to Note 13, Impairment and Business Realignment, for discussion of costs recognized. As of September 30, 2012, $0.1 million was recorded in accrued expenses in the accompanying consolidated balance sheets for remaining estimated costs to terminate these inventory purchase commitments.

As of September 30, 2013, the Company believes that all purchase commitments made will be achieved over the terms established except as disclosed above. In addition, as of September 30, 2013, the Company had no unconditional purchase obligations with remaining terms in excess of one year.

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

On December 16, 2009, eight plaintiffs filed a lawsuit in the U.S. District Court for the Western District of North Carolina (Durkee v. C.H. Robinson Worldwide, Inc. et al.) against eleven defendants, including Xata Corporation (now XRS Corporation), seeking damages arising from a motor vehicle collision that occurred on July 1, 2008. On June 4, 2010, a second case pertaining to this motor vehicle collision was filed in the same court (Bailey v. Estate of Carroll Jett et al.) against twelve defendants, including the Company. The plaintiffs in both of these cases alleged that the motor vehicle collision and the resulting personal injuries and other damages were caused by the driver of a truck who was texting with a MobileMax device supplied by the Company. The plaintiffs in both cases sought joint and several liability from each defendant for alleged personal injury damages in an unspecified amount. In January 2011, the U.S. District Court dismissed all of the claims in both cases against the Company on the grounds that the supplier of a mobile communication device is not liable for damages caused by an admittedly negligent driver using that device. On October 7, 2013, the plaintiffs' exhausted their appeals. The Company's insurance carrier accepted coverage of the Company throughout the Durkee and Bailey cases.

Note 12. Income Taxes

The income tax expense (benefit) consisted of the following (in thousands):

	September 30,
	2013	2012
Currently payable
Federal	$48	$—
State	114	58
International	—	—
	162	58
Deferred
Federal	—	—
State	—	—
International	(7)	(608)
	(7)	(608)
Total income tax expense (benefit)	$155	$(550)

The reconciliation of the statutory income tax rate to the Company's effective tax rate is as follows (in thousands):

	September 30,
	2013	2012
Reconciling items:
Statutory federal rate applied to income (loss) before income taxes	$347	$(3,658)
State income tax expense (benefit)	54	(213)
Stock-based compensation	56	189
Meals and entertainment	49	71
Change in valuation allowance	(552)	1,301
Research and development credit	(361)	(354)
Net operating loss and research & development credit expiration	146	1,953
State net operating loss true up	180	(1)
Other	236	162
Total income tax expense (benefit)	$155	$(550)

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

Deferred taxes were classified in the accompanying consolidated balance sheets as follows (in thousands):

	September 30,
	2013	2012
Current deferred tax assets:
Inventory and warranty reserve	$622	$751
Accrued expenses, deferred revenue and other	729	636
Accounts receivable and sales reserve	66	121
	1,417	1,508

Non-current deferred tax assets:
Depreciation and amortization	1,286	1,506
Tax credit carryforwards	2,992	2,757
Net operating loss carryforwards	14,604	15,658
Definite-lived intangible assets	(1,377)	(1,958)
	17,505	17,963

Total deferred tax assets, gross	18,922	19,471
Valuation allowance	(18,922)	(19,480)
Total deferred tax liabilities, net	$—	$(9)

The Company does not have objectively verifiable positive evidence of future taxable income; accordingly, the Company concluded that recording a valuation allowance to the extent of the Company's deferred tax assets is appropriate as of September 30, 2013 and 2012. The realization of the deferred tax assets is dependent on future taxable income during the periods when deductible temporary differences and carryforwards are expected to be available to reduce taxable income. The amount of the net deferred tax asset considered realizable could be increased in the future if the Company maintains profitability and it becomes more likely than not that these amounts would be realized.

As of September 30, 2013, the Company had gross federal net operating loss carryforwards of $52.3 million, which are scheduled to expire from 2014 through 2032. Net operating loss carryforwards of $31.1 million were acquired with the acquisition of GeoLogic. The usage of the acquired net operating losses is limited in accordance with the provisions of Section 382 of the Internal Revenue Code (IRC). Accordingly, only $18.6 million of the acquired net operating loss carryforwards are available for use. Therefore, of the $52.3 million of net operating loss carryforwards, the Company may be able to utilize $39.7 million from 2014 through 2032. As of September 30, 2013, the Company had gross state net operating loss carryforwards of $10.6 million, which are scheduled to expire from 2014 through 2032.

As of September 30, 2013, the Company also had tax credit carryforwards of $3.0 million.

In fiscal 2013 and 2012, the Company recognized no tax benefit or liabilities for uncertainties related to prior and current year income tax positions, which were determined to be immaterial. The Company currently has no income tax payable balance for unrecognized tax benefits, and accordingly, there is no interest or penalties recorded on the accompanying consolidated balance sheets for such items.

As discussed above, the value of GeoLogic net operating loss carryforwards have been reduced by $12.5 million based on limitations on their use pursuant to Section 382 of the IRC. The Company is currently open to audit under the statute of limitations by the Internal Revenue Service and the appropriate state income taxing authorities from 2000 to 2012 due to the net operating loss carryforwards from those years. The utilization of net operating loss carryforwards and tax credit carryforwards may also be subject to annual limitations in the event of future changes in ownership pursuant to the requirements of Section 382 of the IRC. Such limitations could result in the expiration of net operating loss and tax credit carryforwards before utilization. Currently the Company is undergoing a study to determine whether a Section 382 limitation applies to XRS Corporation’s net operating loss carryforwards.

Note 13. Impairment and Business Realignment Charges

In fiscal 2012, the Company incurred a total of $6.0 million in impairment and business realignment charges related to the transition to mobile-based solutions. The business realignment involved the elimination of 29 positions.

The following table summarizes the impairment and business realignment charges recorded in fiscal 2012 (in thousands):

Included in cost of goods sold:
Write-off of excess and obsolete inventory	$836
Accelerated depreciation of RouteTracker assets	404
Inventory purchase commitment termination costs	398
Included in selling, general and administrative expenses:
Employee separation costs	781
Included in research and development expenses:
Employee separation costs	80
Impairment of intangible asset	3,500
Total impairment and business realignment costs	$5,999

Business realignment accrual activity included in the accompanying consolidated balance sheets was as follows (in thousands):

Balance as of September 30, 2011	$—
Costs incurred	1,259
Cash payments and other	(759)
Balance as of September 30, 2012	500
Costs incurred	—
Cash payments and other	(500)
Balance as of September 30, 2013	$—

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the fiscal year ended September 30, 2013, pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934 (the Exchange Act). Based upon their evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the fiscal year ended September 30, 2013, to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosures.

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including the Certifying Officers, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in the 1992 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of the fiscal year ended September 30, 2013.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2013, that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The Company's current executive officers as of December 20, 2013 and their positions and ages are as follows:

John J. Coughlan, Chairman of the Board and Chief Executive Officer. Mr. Coughlan, age 55, has served as Chairman, President and Chief Executive Officer since joining XRS in October 2006. Prior to joining XRS, he was involved in a business consulting practice. Through June 2005, he served as president and CEO of Lawson Software, Minnesota's largest software company. Mr. Coughlan joined Lawson Software in 1987 and became CEO in February 2001 prior to the Lawson's initial public offering in December 2001. In addition to his responsibilities at XRS, Mr. Coughlan is an active regional business advocate and serves on the board of directors for the local organization, Minnesota Adult and Teen Challenge.

Brendan F. Reidy, President, Chief Operating Officer and Chief Technology Officer. Mr. Reidy, age 59, joined XRS in March 2013 as president and chief operating officer, and added Chief Technology Officer to his role in October 2013. Mr. Reidy oversees the development, product management, long-term product strategy, product marketing, information systems, quality assurance, customer support, supply chain and human resources departments. Mr. Reidy was hired to focus on scalability and growth as XRS launches its new mobile strategy and platform. He came to XRS with a deep background as a leader of technology companies and ventures. Mr. Reidy will driver operational improvement and put in place processes and systems that will enable XRS to achieve the scale of growth we expect and aim for. Mr. Reidy is the former chairman and CEO of Clarus Systems in Redwood City, CA. He has held executive-level positions at Qwest Communications/US West, Litton Integrated Automation and Software Alliance Corp. In addition, he has served as a director of several technology companies including eGistics, Arantech, Evolving Systems and Greenbrier & Russel. In addition, he is a venture partner at Trident Capital. Mr. Reidy received an A.B. in Political Science from Stanford University, and an MBA from the Wharton School at the University of Pennsylvania.

Michael W. Weber, Chief Financial Officer. Mr. Weber, age 48, was appointed our Chief Financial Officer in October 2012. Mr. Weber joined the Company as Director of Finance and Controller in April 2007 and was appointed Vice President of Finance in March 2011. Since July 2, 2012, he has served as our Principal Financial and Principal Accounting Officer. Mr. Weber brought significant financial and compliance expertise to the Company having served as the director of compliance and external reporting and controller at CNS, INC. In addition, Mr. Weber served as vice president and chief financial officer for the consumer brands division of Schwan’s Sales Enterprises, Inc. Mr. Weber obtained a B.S. in Accounting and Business from St. John’s University.

James F. DeSocio, Executive Vice President, Field Operations. Mr. DeSocio, age 58, joined XRS in January 2013 as Executive Vice President, Field Operations. Mr. DeSocio most recently held the position of Executive Vice President of Sales and Business Development at Antenna Software, Inc., where from December 2007 until June 2012 he was responsible for international sales and business development for this cloud-based mobility software company. From June 2004 until July 2007, Mr. DeSocio was Chief Executive Officer for Riskclick, Inc., a provider of cloud-based underwriting solutions for the property and casualty insurance market. From 1991 until June 2004, he held several sales leadership positions with Lawson Software, Inc., an enterprise software provider, most recently serving as Lawson's Executive Vice President for the retail industry market and for Lawson's global field operations.

Each officer is elected by and serves at the pleasure of the Board of Directors. There is neither a family relationship between any of the officers named and any other executive officer or member of the Board of Directors nor any arrangement or understanding pursuant to which any person was selected as an officer.

Information required under this Item with respect to directors and executive officers and regarding compliance with Section 16(a) of the Exchange Act is incorporated by reference from our definitive proxy statement including the information under the headings Proposal 1 – Election of Directors, Board Meetings and Committees, and Section 16(a) Beneficial Ownership Reporting Compliance for the Annual Meeting of Stockholders.

Our Board of Directors has adopted XRS Corporation’s Code of Business Conduct and Ethics and designated it as the code of ethics for the Company’s Chief Executive Officer and senior financial officers. The Code of Business Conduct and Ethics also applies to all employees and directors. A copy of XRS Corporation’s Code of Business Conduct and Ethics has been posted on our website at http://xrscorp.com/media/docs/code-of-conduct-xrs-feb-2009.pdf. We intend to satisfy the disclosure requirements regarding amendments to or waivers from, XRS Corporation's Code of Business Conduct and Ethics by promptly posting such information on our website.
We are not including the information contained on our website as part of or incorporating it by reference into this report.

Item 11. Executive Compensation

Information required under this Item is incorporated by reference from our definitive proxy statement including the information under the heading Executive Compensation for the Annual Meeting of Stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required under this Item is incorporated by reference from our definitive proxy statement including the information under the headings Equity Compensation Plan Information and Principal Shareholders and Ownership of Management for the Annual Meeting of Stockholders.

Item 13. Certain Relationships and Related Transactions, Director Independence

Information required under this Item is incorporated by reference from our definitive proxy statement including the information under the headings Certain Relationships and Related Person Transactions and Proposal 1 – Election of Directors for the Annual Meeting of Stockholders.

Item 14. Principal Accountant Fees and Services

Information required under this Item is incorporated by reference from our definitive proxy statement including the information contained under the headings Independent Registered Public Accounting Firm, Audit Fees, Audit Related Fees, Tax Fees, All Other Fees and Audit Fees Pre-approval Policy for the Annual Meeting of Stockholders.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) List of documents filed as part of this report:

(1)    Financial Statements

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of September 30, 2013 and 2012
Consolidated Statements of Operations for the Years Ended September 30, 2013 and 2012
Consolidated Statements of Comprehensive Income (Loss) for the Years Ended September 30, 2013 and 2012
Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended September 30, 2013 and 2012
Consolidated Statements of Cash Flows for the Years Ended September 30, 2013 and 2012
Notes to the Consolidated Financial Statements

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

XRS Corporation

Dated: December 20, 2013	By:	/s/ John J. Coughlan
John J. Coughlan, Chairman and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Dated: December 20, 2013	By:	/s/ John J. Coughlan
John J. Coughlan, Chairman and Chief Executive Officer
(Principal Executive Officer)

Dated: December 20, 2013	By:	/s/ Mark E. Claeys
Mark E. Claeys, Director

Dated: December 20, 2013	By:	/s/ Donald R. Dixon
Donald R. Dixon, Director

Dated: December 20, 2013	By:	/s/ Thomas G. Hudson
Thomas G. Hudson, Director

Dated: December 20, 2013	By:	/s/ Christopher P. Marshall
Christopher P. Marshall, Director

Dated: December 20, 2013	By:	/s/ Michael J. Paxton
Michael J. Paxton, Director

Dated: December 20, 2013	By:	/s/ Karen T. Van Lith
Karen T. Van Lith, Director

Dated: December 20, 2013	By:	/s/ Michael W. Weber
Michael W. Weber, Chief Financial Officer (Principal Financial
and Accounting Officer)

Schedule II
XRS Corporation
Valuation and Qualifying Accounts
(in thousands)

Description	Balance at beginning of period	Charged to costs and expenses	Deductions	Balance at end of period
Year ended September 30, 2012 deducted from asset accounts:
Allowance for doubtful accounts	$378	$—	$(64)	$314
Business realignment reserves (1)	—	1,259	(759)	500
Year ended September 30, 2013 deducted from asset accounts:
Allowance for doubtful accounts	314	—	(163)	151
Business realignment reserves (1)	500	—	(500)	—

(1) See Note 13 in the Notes to Consolidated Financial Statements located in Part II, Item 8 of this Report.

Exhibit No.		Description of Exhibits

3.1		Fourth Amended and Restated Articles of Incorporation, as amended through August 13, 2012 (1)
3.2		Bylaws, as amended through August 13, 2012 (2)
4.1		Common Stock Warrant issued to Partners for Growth II, L.P. dated as of January 31, 2008 (3)
4.2		Common Stock Warrant issued to Silicon Valley Bank dated as of January 31, 2008 (4)
4.3
Amended and Restated Investor Rights Agreement by and among the Company, Trident Capital Fund-V, L.P., Trident Capital Fund-V Affiliates Fund, L.P., Trident Capital Fund-V Affiliates Fund (Q), L.P., Trident Capital Fund-V Principals Fund, L.P. and Trident Capital Parallel Fund-V, C.V. dated as of February 12, 2009 (5)

4.4
Form of Warrants issued to each of Trident Capital Fund-V, L.P., Trident Capital Fund-V Affiliates Fund, L.P., Trident Capital Fund-V Affiliates Fund (Q), L.P., Trident Capital Fund-V Principals Fund, L.P., Trident Capital Parallel Fund-V, C.V., GW 2001 Fund, L.P., Weber Capital Partners II, L.P. and certain members of the Company's management (6)

10.1
Indemnification Agreement by and among the Company, Trident Capital, Inc., Trident Capital Fund-V, L.P, Trident Capital Fund-V Affiliates Fund, L.P., Trident Capital Fund-V Affiliates Fund (Q), L.P., Trident Capital Fund-V Principals Fund, L.P. and Trident Capital Parallel Fund-V, C.V. dated as of December 8, 2003 (7)

10.2	#	Director Indemnification Agreement dated as of December 8, 2003 (8)
10.3		Stock Purchase Agreement with John Deere Special Technologies Group, Inc. dated August 30, 2000 (9)
10.4		Registration Rights Agreement with John Deere Special Technologies Group, Inc. dated August 30, 2000 (10)
10.5		Amendment No. 1 to Stock Purchase Agreement dated as of October 31, 2000 (11)
10.6		Side Agreement with John Deere Special Technologies Group, Inc. dated December 28, 2000 (12)
10.7		Second Amendment to Stock Purchase Agreement with John Deere Special Technologies Group, Inc. dated December 4, 2009 (13)
10.8	#	2002 Long-Term Incentive and Stock Option Plan (14)
10.9	#	Form of Non-Qualified Stock Option Agreement for Directors pursuant to 2002 Long-term Incentive and Stock Option Plan (15)
10.10	#	Incentive Stock Option Agreement with John J. Coughlan dated October 1, 2006 (16)
10.11	#	2007 Long-term Incentive and Stock Option Plan, as amended and restated February 4, 2009 (17)
10.12	#	Form of Non-Qualified Stock Option Agreement for Directors pursuant to 2007 Long-term Incentive and Stock Option Plan (18)
10.13	#	Form of Incentive Stock Option Agreement for Employees pursuant to 2007 Long-term Incentive and Stock Option Plan (19)
10.14	#	Form of Directors' Stock Award Agreement pursuant to 2007 Long-Term Incentive and Stock Option Plan (20)
10.15	#	Form of Restricted Stock Unit Award Agreement pursuant to 2007 Long-Term Incentive and Stock Option Plan (21)
10.16	#	Non-Qualified Stock Option Agreement with David Gagne dated January 1, 2007 (22)
10.17	#	Executive Employment Agreement with John J. Coughlan dated October 1, 2006 (23)
10.18	#	Severance Agreement with David Gagne dated May 7, 2009 (24)
10.19	#	Severance Agreement with Scott Christian dated April 21, 2011(25)
10.20	#	Severance Agreement with Odell Tuttle dated September 12, 2011 (26)
10.21	#	Severance Agreement with Steve Chamberlain dated January 31, 2012 (27)
10.22	#	Severance Agreement with Michael W. Weber dated October 5, 2012 (28)
10.23		International Value Added Reseller Agreement with Orbcomm, Inc. dated July 31, 2006 (29)
10.24		Second Amendment to Custom Service Agreement with Sprint Solutions, Inc. dated October 26, 2006 (30)

Exhibit No.		Description of Exhibits

10.25
Common Stock Warrant and Series E Preferred Stock Purchase Agreement by and among the Company, Trident Capital Fund-V, L.P., Trident Capital Fund-V Affiliates Fund, L.P., Trident Capital Fund-V Affiliates Fund (Q), L.P., Trident Capital Fund-V Principals Fund, L.P., Trident Capital Parallel Fund-V, C.V., Weber Capital Partners II, L.P., GW 2001 Fund, L.P. and certain members of the Company's management dated as of February 12, 2009 (31)

10.26
Equity Purchase Agreement by and among the Company, Turnpike Global Technologies Inc., Turnpike Global Technologies LLC, the stockholders of Turnpike Global Technologies Inc., the members of Turnpike Global Technologies LLC, and Brendan Staub, as Sellers' Representative dated December 4, 2009 (32)

10.27
Note Purchase Agreement by and among the Company and TCV VII, L.P., TCV VII (A), L.P., TCV Member Fund, L.P., Trident Capital Fund-V, L.P., Trident Capital Fund-V Affiliates Fund, L.P., Trident Capital Fund-V Affiliates Fund (Q), L.P., Trident Capital Fund-V Principals Fund, L.P., Trident Capital Parallel Fund-V, C.V., and GW 2001 Fund, L.P. dated December 4, 2009 (33)

10.28		Investor Rights Agreement by and among the Company, TCV VII, L.P., TCV VII(A), L.P., and TCV Member Fund, L.P. dated December 4, 2009 (34)
10.29		Indemnification Agreement by and among the Company, TCV VII, L.P., TCV VII(A), L.P., and TCV Member Fund, L.P. dated December 4, 2009 (35)
10.30
Amended and Restated Voting Agreement by and among the Company, John Deere Special Technologies Group, Inc., Trident Capital Fund-V, L.P., Trident Capital Fund-V Affiliates Fund, L.P., Trident Capital Fund-V Affiliates Fund (Q), L.P., Trident Capital Fund-V Principals Fund, L.P., and Trident Capital Parallel Fund-V, C.V. dated December 4, 2009 (36)

10.31		Voting Agreement by and among the Company, John Deere Special Technologies Group, Inc., TCV VII, L.P., TCV VII (A), L.P., and TCV Member Fund, L.P. dated December 4, 2009 (37)
10.32		Loan and Security Agreement between Silicon Valley Bank and Xata Corporation dated as of February 24, 2012 (38)
10.33	#	Severance Agreement with James DeSocio dated January 28, 2013 (39)
10.34	#	Severance Agreement with Brendan Reidy dated March 11, 2013 (40)
21		List of Subsidiaries
23		Consent of Grant Thornton LLP, independent registered public accounting firm
24		Powers of Attorney
31.1		Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1		Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2		Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
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

#	Management contract, compensatory plan or arrangement required to be filed as an exhibit.

(1)	Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed August 13, 2012.

(2)	Incorporated by reference to Exhibit 3.2 to Current Report on Form 8-K filed August 13, 2012.

(3)	Incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K filed February 6, 2008.

(4)	Incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed February 6, 2008.

(5)	Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed February 18, 2009.

(6)	Incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed February 18, 2009.

(7)	Incorporated by reference to Exhibit 10.30 to Current Report on Form 8-K filed December 9, 2003

(8)	Incorporated by reference to Exhibit 10.31 to Current Report on Form 8-K filed December 9, 2003.

(9)	Incorporated by reference to Exhibit 10.15 filed to Current Report on Form 8-K filed September 7, 2000.

(10)	Incorporated by reference to Exhibit 10.16 filed to Current Report on Form 8-K filed September 7, 2000.

(11)	Incorporated by reference to Exhibit 10.17 to Current Report on Form 8-K filed November 2, 2000.

(12)	Incorporated by reference to Exhibit 10.18 to Annual Report on Form 10-KSB for the fiscal year ended September 30, 2000.

(13)	Incorporated by reference to Exhibit 10.10 to Current Report on Form 8-K filed December 10, 2009.

(14)	Incorporated by reference to Exhibit 10.14 to Annual Report on Form 10-K for the fiscal year ended September 30, 2007.

(15)	Incorporated by reference to Exhibit 10.9 to Annual Report on Form 10-K for the fiscal year ended September 30, 2012.

(16)
Incorporated by reference to Exhibit 10.42 to Current Report on Form 8-K filed October 4, 2006. In connection with the sale of the Company’s Series E Preferred Stock, the Company extended the term of every incentive stock option agreement then outstanding to a maximum of ten years.

(17)	Incorporated by reference to Appendix A to the Company's Proxy Statement filed with the Securities and Exchange Commission on December 22, 2008.
(18)    Incorporated by reference to Exhibit 10.18 to Annual Report on Form 10-K for the fiscal year ended September 30, 2007.

(19)	Incorporated by reference to Exhibit 10.19 to Annual Report on Form 10-K for the fiscal year ended September 30, 2007.

(20)	Incorporated by reference to Exhibit 10.14 to Annual Report on Form 10-K for the fiscal year ended September 30, 2012.

(21)	Incorporated by reference to Exhibit 10.15 to Annual Report on Form 10-K for the fiscal year ended September 30, 2012.

(22)	Incorporated by reference to Exhibit 10.52 to Current Report on Form 8-K filed January 8, 2007

(23)	Incorporated by reference to Exhibit 10.41 to Current Report on Form 8-K filed October 4, 2006.

(24)	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed May 11, 2009.

(25)	Incorporated by reference to Exhibit 10.35 to Annual Report on Form 10-K for the fiscal year ended September 30, 2011.

(26)	Incorporated by reference to Exhibit 10.20 to Annual Report on Form 10-K for the fiscal year ended September 30, 2012.

(27)	Incorporated by reference to Exhibit 10.21 to Annual Report on Form 10-K for the fiscal year ended September 30, 2012.

(28)	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed October 10, 2012.

(29)	Incorporated by reference to Exhibit 10.49 to Annual Report on Form 10-KSB for the fiscal year ended September 30, 2006.

(30)	Incorporated by reference to Exhibit 10.50 to Annual Report on Form 10-KSB for the fiscal year ended September 30, 2006.

(31)	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed February 18, 2009

(32)	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed December 10, 2009.

(33)	Incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed December 10, 2009.

(34)	Incorporated by reference to Exhibit 10.6 to Current Report on Form 8-K filed December 10, 2009.

(35)	Incorporated by reference to Exhibit 10.7 to Current Report on Form 8-K filed December 10, 2009.

(36)	Incorporated by reference to Exhibit 10.8 to Current Report on Form 8-K filed December 10, 2009.

(37)	Incorporated by reference to Exhibit 10.9 to Current Report on Form 8-K filed December 10, 2009.

(38)	Incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K filed March 1, 2012.

(39)	Incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for the period ended March 31, 2013.

(40)	Incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q for the period ended March 31, 2013.