Form 10-Q
period 2013-12-31
XRS Corp
filed 2014-02-07
CIK 854398

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________
Form 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2013

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
☐ Yes ☑ No

The number of shares of common stock outstanding on January 31, 2014 was 11,021,686.

		Page

PART I

Item 1.	Financial Statements:

	Consolidated Statements of Operations for the Three Months ended December 31, 2013 and 2012 (unaudited)	3

	Consolidated Statements of Comprehensive (Loss) Income for the Three Months ended December 31, 2013 and 2012 (unaudited)	4

	Consolidated Balance Sheets as of December 31, 2013 (unaudited) and September 30, 2013	5

	Consolidated Statements of Changes in Shareholders' Equity for the Three Months ended December 31, 2013 (unaudited) and the Twelve Months ended September 30, 2013	6

	Consolidated Statements of Cash Flows for the Three Months ended December 31, 2013 and 2012 (unaudited)	7

	Notes to the Unaudited Consolidated Financial Statements	8

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operation	18

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	25

Item 4.	Controls and Procedures	25

PART II

Item 1.	Legal Proceedings	26

Item 1A.	Risk Factors	26

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	26

Item 3.	Defaults Upon Senior Securities	26

Item 4.	Mine Safety Disclosures	26

Item 5.	Other Information	26

Item 6.	Exhibits	27

SIGNATURES		28

EXHIBITS

XRS Corporation
Consolidated Statements of Operations (Unaudited)

	For the Three Months Ended December 31,
(In thousands, except per share data)	2013	2012
Revenue
Software	$10,908	$11,769
Hardware systems	2,131	2,191
Services	258	235
Total revenue	13,297	14,195

Costs and expenses
Cost of goods sold	5,419	5,306
Selling, general and administrative	4,859	5,497
Research and development	2,894	3,050
Total costs and expenses	13,172	13,853

Operating income	125	342
Net interest and other expense	(15)	(18)

Income before income taxes	110	324
Income tax expense	19	5

Net income	91	319

Preferred stock dividends	(60)	(58)

Net income to common shareholders	$31	$261

Net income per common share:
Basic	$—	$0.02
Diluted	$—	$0.01

Weighted average common and common share equivalents:
Basic	10,930	10,809
Diluted	12,063	27,357

The accompanying notes are an integral part of the unaudited consolidated financial statements.

XRS Corporation
Consolidated Statements of Comprehensive (Loss) Income (Unaudited)

	For the Three Months Ended December 31,
(In thousands)	2013	2012
Net income	$91	$319

Foreign currency translation adjustments	(487)	(270)

Comprehensive (loss) income	$(396)	$49

The accompanying notes are an integral part of the unaudited consolidated financial statements.

XRS Corporation
Consolidated Balance Sheets (Unaudited)

	December 31,	September 30,
(In thousands)	2013	2013
ASSETS
Current assets
Cash and cash equivalents	$11,155	$10,445
Accounts receivable, less allowances of $116 at December 31, 2013
and $151 at September 30, 2013	6,739	6,864
Inventories	1,665	1,710
Deferred product costs	549	625
Prepaid expenses and other current assets	1,172	1,417
Total current assets	21,280	21,061
Equipment, leased equipment and leasehold improvements, net	5,320	5,980
Intangible assets, net	4,065	4,578
Goodwill	16,241	16,640
Deferred product costs, net of current portion	158	213
Other assets	451	667
Total assets	$47,515	$49,139

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	$3,205	$2,885
Accrued expenses	3,133	4,560
Deferred revenue	1,759	1,886
Total current liabilities	8,097	9,331
Deferred revenue, net of current portion	360	496
Other long-term liabilities	12	62
Total liabilities	8,469	9,889
Shareholders' equity
Preferred stock, no par, 50,000 shares authorized; 17,500 shares designated; shares issued and outstanding: 16,637 at December 31,
2013 and 16,590 at September 30, 2013	44,643	44,524
Common stock, par value $0.01 per share; 100,000 shares authorized;
shares issued and outstanding: 10,997 at December 31, 2013 and
10,900 at September 30, 2013	110	109
Additional paid-in capital	50,806	50,674
Accumulated deficit	(56,657)	(56,688)
Accumulated other comprehensive income	144	631
Total shareholders' equity	39,046	39,250
Total liabilities and shareholders' equity	$47,515	$49,139

The accompanying notes are an integral part of the unaudited consolidated financial statements.

XRS Corporation
Consolidated Statements of Changes in Shareholders' Equity (Unaudited)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
(In thousands)	Shares	Amount	Shares	Amount
Balance as of September 30, 2012	16,493	$44,292	10,808	$108	$49,979	$(57,319)	$1,464	$38,524
Stock-based compensation	—	—	—	—	644	—	—	644
Issuance of common stock for share-based compensation awards	—	—	61	1	—	—	—	1
Preferred stock dividends	97	232	—	—	—	(235)	—	(3)
Exercise of options	—	—	31	—	51	—	—	51
Comprehensive income	—	—	—	—	—	866	(833)	33
Balance as of September 30, 2013	16,590	44,524	10,900	109	50,674	(56,688)	631	39,250
Stock-based compensation	—	—	—	—	58	—	—	58
Issuance of common stock for share-based compensation awards	—	—	42	—	—	—	—	—
Preferred stock dividends	47	119	—	—	—	(60)	—	59
Exercise of options	—	—	55	1	74	—	—	75
Comprehensive loss	—	—	—	—	—	91	(487)	(396)
Balance as of December 31, 2013	16,637	$44,643	10,997	$110	$50,806	$(56,657)	$144	$39,046

The accompanying notes are an integral part of the unaudited consolidated financial statements.

XRS Corporation
Consolidated Statements of Cash Flows (Unaudited)

	For the Three Months Ended
	December 31,
(In thousands)	2013	2012
Operating activities
Net income	$91	$319
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,714	1,690
Amortization of deferred financing costs	25	12
Deferred income taxes	—	(9)
Loss on sale or disposal of equipment and leased equipment	10	5
Stock-based compensation	58	160
Changes in assets and liabilities:
Accounts receivable, net	321	287
Inventories, net	45	117
Deferred product costs	131	42
Prepaid expenses and other assets	171	57
Accounts payable	468	230
Accrued expenses and other liabilities	(1,412)	(204)
Deferred revenue	(258)	(524)
Net cash provided by operating activities	1,364	2,182

Investing activities
Purchase of equipment	(734)	(613)
Proceeds from the sale of equipment	—	7
Net cash used in investing activities	(734)	(606)

Financing activities
Revolving line of credit	—	(2,300)
Proceeds from exercise of options	75	—
Net cash provided by (used in) financing activities	75	(2,300)

Effects of exchange rate on cash	5	2

Increase (decrease) in cash and cash equivalents	710	(722)

Cash and cash equivalents
Beginning	10,445	7,120
Ending	$11,155	$6,398

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

In addition, the consolidated financial statements were prepared in accordance with the requirements of the Securities and Exchange Commission for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP can be condensed or omitted. Therefore, these consolidated financial statements should be read in conjunction with the Company's annual consolidated financial statements and the notes thereto for the fiscal year ended September 30, 2013, included in its Annual Report on Form 10-K. Unless otherwise stated, references to particular years or quarters refer to the Company's fiscal years ended in September and the associated quarters of those fiscal years.

Capitalized Software Development

Research and development costs are expensed as incurred, except for certain costs that are capitalized in connection with the development of the Company's software. Costs incurred in the preliminary stages of development are expensed as incurred. The Company capitalizes eligible costs that are incurred subsequent to the determination that the project will be completed and the software will be used to perform the function intended. Capitalization ceases upon completion of all substantial testing performed to ensure the product is ready for its intended use. Maintenance and training costs are expensed as incurred. Capitalized software development costs, which are included in other assets in the accompanying consolidated balance sheets, are amortized to cost of goods sold beginning when the software is made available to the general public. Amortization is computed on a straight-line basis over the estimated economic life of the related solution.

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

As of December 31, 2013 and September 30, 2013, there were $0.4 million and $0.5 million of capitalized development costs net of accumulated amortization included in other assets in the accompanying consolidated balance sheets. Amortization of capitalized development costs of $60,000 and $24,000 was recorded as a cost of goods sold in the accompanying consolidated statements of operations for the three months ended December 31, 2013 and 2012, respectively.

Software development costs that do not meet capitalization criteria are charged to research and development expense as incurred.

Recently Issued Accounting Standards

There were no new accounting pronouncements issued or effective during the three months ended December 31, 2013 that have had or are expected to have a material impact on the consolidated financial statements.

Note 2. Net Income Per Common Share

Basic income per common share is computed by dividing net income applicable to common shareholders by the weighted average number of common shares outstanding for the period. Generally, net income per diluted common share reflects the potential dilution that could occur if securities or other obligations to issue common stock, such as options, restricted stock units, warrants or convertible preferred stock, were exercised or converted into common stock that then shared in the earnings of the Company. Net loss per diluted common share is equal to net loss per basic common share because the effect of including such securities or obligations would be antidilutive.

The calculation of net income per common share is summarized in the following table (in thousands, except per share data):

	For the Three Months Ended December 31,
	2013	2012
Net income per common share:
Basic	$—	$0.02
Diluted	$—	$0.01

Numerator, basic:
Net income to common shareholders	$31	$261
Denominator, basic:
Weighted average common shares, basic	10,930	10,809

Numerator, diluted:
Net income to common shareholders	$31	$261
Preferred stock dividends	—	58
Numerator, diluted	$31	$319
Denominator, diluted:
Weighted average common shares, basic	10,930	10,809
Effect of dilutive securities:
Effect of stock options	633	—
Effect of restricted stock units	449	55
Effect of warrants	51	—
Effect of preferred stock	—	16,493
Weighted average common and common share equivalents, diluted	12,063	27,357

There were $60,000 preferred stock dividends and 18.0 million potentially dilutive securities, such as options, restricted stock units, warrants or convertible preferred stock, excluded from the computation of net income per diluted common share for the three months ended December 31, 2013 because their inclusion would have been antidilutive. There were no preferred stock dividends excluded from the computation of net income per diluted common share for the three months ended December 31, 2012, however, there were 23.8 million potentially dilutive securities, such as options, restricted stock units, warrants or convertible preferred stock, excluded because their inclusion would have been antidilutive.

Note 3. Revenue and Cost of Goods Sold Information

Revenue and cost of goods sold recorded in the accompanying consolidated statements of operations consist of (in thousands):

	For the Three Months Ended December 31,
	2013	2012
Revenue
Software	$10,908	$11,769
Hardware systems	2,131	2,191
Services	258	235
Total revenue	$13,297	$14,195

Cost of goods sold
Software	$3,269	$3,051
Hardware systems	1,604	1,733
Services	546	522
Total cost of goods sold	$5,419	$5,306

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

Cost of software consists of communication costs for the XataNet and MobileMax solutions, hosting costs, depreciation of Relay and RouteTracker assets and direct personnel costs related to network infrastructure, as well as technical support for the XRS and Turnpike solutions. Cost of hardware systems consists of direct product costs, warranty costs and product repair costs, as well as direct personnel costs and technical support for the XataNet and MobileMax solutions. Cost of services consists of third-party vendor costs and direct costs related to services personnel.

Note 4. Supplemental Cash Flow and Non-Cash Information

The following table summarizes supplemental cash flow and non-cash information (in thousands):

	For the Three Months Ended
	December 31,
	2013	2012
Supplemental cash flow information:
Cash paid for interest	$5	$5
Cash paid for income taxes	77	22

Supplemental non-cash information:
Preferred stock dividends	60	58
Preferred stock dividends paid	119	—

Note 5. Equipment, Leased Equipment and Leasehold Improvements

Equipment, leased equipment and leasehold improvements consist of (in thousands):

	December 31,	September 30,
	2013	2013
Equipment, leased equipment and leasehold improvements:
Engineering and SaaS equipment	$11,629	$11,523
Relay and RouteTracker assets	9,892	9,461
Leasehold improvements	2,685	2,686
Office furniture and equipment	1,028	1,028
Assets not placed in service	611	630
Equipment, leased equipment and leasehold improvements, gross	25,845	25,328
Accumulated depreciation	(20,525)	(19,348)
Equipment, leased equipment and leasehold improvements, net	$5,320	$5,980

Depreciation recorded in the accompanying consolidated statements of operations consists of (in thousands):

	For the Three Months Ended December 31,
	2013	2012
Depreciation recorded in:
Cost of goods sold	$786	$649
Selling, general and administrative expense	294	373
Research and development expense	152	208
Total depreciation of equipment, leased equipment and leasehold improvements	$1,232	$1,230

Note 6: Goodwill and Definite-Lived Intangible Assets

The following table summarizes the changes in goodwill (in thousands):

Balance as of September 30, 2013	$16,640
Foreign currency translation adjustment	(399)
Balance as of December 31, 2013	$16,241

Definite-lived intangible assets subject to amortization were as follows as of December 31, 2013 (in thousands):

	Weighted Average Life (Years)	Cost	Accumulated Amortization	Foreign Currency Translation Adjustment	Net Carrying Amount
Definite-lived intangible assets
Acquired customer contracts	7.8	$11,400	$(9,518)	$45	$1,927
Acquired technology	7.0	2,700	(1,652)	74	1,122
Reseller relationships	6.0	1,500	(1,070)	48	478
Trademark	10.0	900	(385)	16	531
Other definite-lived intangibles	7.0	49	(42)	—	7
Total	7.7	$16,549	$(12,667)	$183	$4,065

Amortization of definite-lived intangible assets recorded in the accompanying consolidated statements of operations consists of (in thousands):

	For the Three Months Ended December 31,
	2013	2012
Amortization recorded in:
Cost of goods sold	$98	$103
Selling, general and administrative expense	324	333
Total amortization of definite-lived intangible assets	$422	$436

Future amortization expense of definite-lived intangible assets as of December 31, 2013 is expected to be as follows (in thousands):

Years ending September 30,
Remainder of 2014	$1,256
2015	1,669
2016	791
2017	154
2018	90
2019	90
Thereafter	15
Total	$4,065

Note 7. Financing Arrangements

Effective February 24, 2012, the Company entered into a two-year Loan and Security Agreement with Silicon Valley Bank consisting of a $8.0 million revolving line of credit bearing interest at a floating rate equal to either 1.0 percent over the prime rate, provided certain liquidity conditions are met, or 1.5 percent over the prime rate. Interest is paid monthly, and the entire amount of any outstanding principal is due at maturity on February 24, 2014. Amounts borrowed under the revolving line of credit are secured by substantially all of the personal property of the Company and generally may be repaid and reborrowed at any time before maturity. There were no balances outstanding on the revolving line of credit in the accompanying consolidated balance sheets as of December 31, 2013 and September 30, 2013, respectively.

Amounts available under the line of credit are subject to a borrowing base formula. Changes in the assets within the borrowing base formula can impact the amount available to the Company. Based on the facility’s borrowing base and other requirements at such dates, the Company had excess availability of $3.9 million and $4.0 million at December 31, 2013 and September 30, 2013, respectively.

The Loan and Security Agreement contains customary representations, warranties, covenants and events of default including, without limitation, covenants restricting the Company’s ability to incur indebtedness and liens, to declare and pay cash dividends and to merge or consolidate with another entity, and also contains a lockbox arrangement and subjective acceleration clause. The Loan and Security Agreement also includes financial covenants requiring the Company to maintain a minimum tangible net worth and adjusted quick ratio. The Company was in compliance with these covenants as of December 31, 2013.

The Company anticipates establishing a similar revolving line of credit in advance of the expiration of the existing Loan and Security Agreement.

Note 8. Stock-Based Compensation

The Company had 749,394 shares authorized and available for future equity awards as of December 31, 2013. Equity awards granted are deducted from the shares available for grant under the Company's 2007 Long-Term Incentive and Stock Option Plan. Similarly, equity awards canceled are added back to the shares available for grant under the Company's stock plans.

Stock Options

The following table summarizes information related to stock option grants (number of options in thousands):

	For the Three Months Ended December 31,
	2013	2012
Stock option grants:
Number of options granted	57	275
Weighted-average grant date fair value	$1.23	$0.41

The fair value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model using the following weighted average assumptions for grants:

	For the Three Months Ended December 31,
	2013	2012
Weighted average assumptions for grants:
Risk-free interest rate	2.02%	1.08%
Expected stock price volatility	59.78%	49.99%
Expected lives (in years)	6.0	6.0
Expected dividend yield	—	—

The following tables summarizes information relating to stock option activity (in thousands, except per option and weighted average remaining contractual life data)

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Options outstanding at September 30, 2013	2,955	$2.23	7.3
Granted	57	2.18
Exercised	(55)	1.37
Expired	(42)	3.17
Forfeited	(265)	1.12
Options outstanding at December 31, 2013	2,650	$2.34	6.9	$2,234
Options exercisable at December 31, 2013	1,516	$3.09	5.6	$613
Options expected to vest after December 31, 2013	1,134	$1.35	8.8	$1,621

Aggregate intrinsic value represents the Company’s closing stock price on the last trading day of the fiscal period in excess of the exercise prices multiplied by the number of options outstanding, exercisable or expected to vest.

The following table summarizes stock option information by exercise price range as of December 31, 2013 (number of options in thousands):

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number of Options	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Options	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
$0.69 - $0.85	603	9.0	$0.82	59	8.9	$0.69
$1.20 - $1.85	694	8.5	1.53	248	8.3	1.44
$2.00 - $2.99	902	6.3	2.63	758	5.9	2.64
$3.00 - $3.94	53	5.7	3.28	53	5.7	3.28
$4.33 - $4.88	35	2.6	4.64	35	2.6	4.64
$5.03 - $5.40	363	2.7	5.35	363	2.7	5.35
	2,650	6.9	$2.34	1,516	5.6	$3.09

As of December 31, 2013, there was $0.5 million of total unrecognized compensation costs related to stock option awards. The Company will recognize these costs over the remaining vesting periods of these stock options. The costs will be recognized over a weighted average period of 1.5 years.

Restricted Stock Units

The following table summarizes information relating to restricted stock unit activity (in thousands, except per unit data):

	Number of Units	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Restricted stock units outstanding at September 30, 2013	678	$1.50
Granted	18	2.18
Settled	(42)	1.38
Forfeited	(104)	1.13
Restricted stock units outstanding at December 31, 2013	550	$1.60	$1,522
Restricted stock units vested and unsettled at December 31, 2013	167	$2.20	$461
Restricted stock units expected to vest after December 31, 2013	383	$1.34	$1,061

Aggregate intrinsic value represents the Company’s closing stock price on the last trading day of the fiscal period multiplied by the number of restricted stock units outstanding, vested and unsettled or expected to vest.

The total fair value of restricted stock units vested during the three months ended December 31, 2013 was $42,000. As of December 31, 2013, there was $0.3 million of total unrecognized compensation costs related to restricted stock units. The Company will recognize these costs over the remaining vesting periods of these units. The costs will be recognized over a weighted average period of 1.5 years.

Common Stock Warrants

There were 3,905,205 common stock warrants outstanding and exercisable as of December 31, 2013 and September 30, 2013. The outstanding warrants as of December 31, 2013 and September 30, 2013 have a weighted average exercise price of $3.02 and a weighted average remaining life of 2.7 years and 3.0 years, respectively.

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

The following table summarizes information related to each of the Company's designated series of preferred stock (number of shares in thousands):

			Shares Issued and Outstanding
	Shares	Issuance or	December 31,	September 30,
	Designated	Sale Price	2013	2013
Designated shares of preferred stock:
Series B	3,000	$2.54	2,394	2,347
Series C	1,400	3.94	1,269	1,269
Series D	1,600	3.83	1,567	1,567
Series F	1,400	2.22	1,340	1,340
Series G	10,100	3.00	10,067	10,067
Total preferred stock	17,500		16,637	16,590

In the second quarter of fiscal 2013 in conjunction with the Company's annual shareholder meeting, the shareholders of the Company approved the designation of an additional 750,000 shares of Series B Preferred Stock.

During the three months ended December 31, 2013, the Company issued 47,000 shares of Series B Preferred Stock to Trident Capital Management-V, LLC for payment of accrued dividends. Based on the market value of the Company’s common stock on the date of the dividend payment, the payment of the dividend in additional shares of Series B Preferred Stock resulted in a non-cash dividend of $0.1 million for the three months ended December 31, 2013.

In fiscal 2013, the Company issued 97,000 shares of Series B Preferred Stock to Trident Capital Management-V, LLC for payment of accrued dividends. Based on the market value of the Company’s common stock on the date of the dividend payment, the payment of the dividend in additional shares of Series B Preferred Stock resulted in a non-cash dividend of $0.2 million in fiscal 2013.

Note 10. Commitments and Contingencies

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

On December 16, 2009, 8 plaintiffs filed a lawsuit in the U.S. District Court for the Western District of North Carolina (Durkee v. C.H. Robinson Worldwide, Inc. et al.) against 11 defendants, including Xata Corporation (now XRS Corporation), seeking damages arising from a motor vehicle collision that occurred on July 1, 2008. On June 4, 2010, a second case pertaining to this motor vehicle collision was filed in the same court (Bailey v. Estate of Carroll Jett et al.) against 12 defendants, including the Company. The plaintiffs in both of these cases alleged that the motor vehicle collision and the resulting personal injuries and other damages were caused by the driver of a truck who was texting with a MobileMax device supplied by the Company. The plaintiffs in both cases sought joint and several liability from each defendant for alleged personal injury damages in an unspecified amount. In January 2011, the U.S. District Court dismissed all of the claims in both cases against the Company on the grounds that the supplier of a mobile communication device is not liable for damages caused by an admittedly negligent driver using that device. On October 7, 2013, the plaintiffs' exhausted their appeals. The Company's insurance carrier accepted coverage of the Company throughout the Durkee and Bailey cases.

Note 11. Income Taxes

The Company's effective tax rate was 17.3 percent and 1.6 percent for the three months ended December 31, 2013 and 2012, respectively. The higher tax rate for the three months ended December 31, 2013 was attributable to the impact of state income taxes.

The Company does not have objectively verifiable positive evidence of future taxable income. Accordingly, the Company concluded that recording a valuation allowance to the extent of the Company's deferred tax assets is appropriate. The realization of the deferred tax assets is dependent on future taxable income during the periods when deductible temporary differences and carryforwards are expected to be available to reduce taxable income. The amount of the net deferred tax asset considered realizable could be increased in the future if the Company maintains profitability and it becomes more likely than not that these amounts would be realized.

As of September 30, 2013, the Company had federal and state net operating loss carryforwards of $39.7 million, and $10.6 million, respectively, both which are scheduled to expire from 2014 through 2032. As of September 30, 2013, the Company also had tax credit carryforwards of $3.0 million.

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

•	We are dependent on proprietary technology and communication networks owned and controlled by others, and accordingly, their problems may adversely impact us;

•
We have generated operating losses in the past and additional operating losses may occur in the future and may be in excess of amounts that could be funded from operations, thus we may be dependent upon external investment to support our operations during these periods; and

•	We are dependent upon existing customers continuing to utilize our solutions.

Further information regarding these and other risks is included in “Risk Factors” in Part 1, Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2013, in this Form 10-Q and in subsequent filings we make with the Securities and Exchange Commission (SEC).

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

Our mobile solutions include:

•
XRS — The XRS solution is a mobile fleet optimization and compliance solution built with the scalability of cloud-based infrastructure and the functionality to support North America's largest fleets down to an individual owner/operator. It harnesses the power of mobility, transforming driver and truck data into an easy to use dashboard of information which is shared in real-time between drivers, dispatchers and fleet owners. The XRS solution uses a monthly subscription model with no upfront hardware costs.

•	Turnpike — Turnpike is the Company's first generation mobile fleet optimization and compliance solution, which uses a monthly subscription model with no upfront hardware costs.

Our legacy solutions include:

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

With over 1,300 customers representing over 109,000 active truck subscriptions, we have a strong foundation as an industry leader in delivering Federal Motor Carrier Safety Administration compliant electronic logging devices with a track record of empowering fleet owners to leverage truck data to radically reduce costs. We have sales and distribution partnerships with various third-party resellers supporting the U.S. and Canadian commercial trucking industries.

Results of Operations For the Three Months Ended December 31, 2013 and 2012

We operate as a single business segment and believe the information presented in our Management's Discussion and Analysis of Financial Condition and Results of Operations provides an understanding of our business, operations and financial condition. The following table sets forth detail related to revenue, cost of goods sold and gross margins (in thousands, except percentage data):

	For the Three Months Ended December 31,
	2013	2012
Software
Revenue	$10,908	$11,769
Cost of goods sold	3,269	3,051
Gross margin	$7,639	$8,718
Gross margin %	70.0%	74.1%

Hardware systems
Revenue	$2,131	$2,191
Cost of goods sold	1,604	1,733
Gross margin	$527	$458
Gross margin %	24.7%	20.9%

Services
Revenue	$258	$235
Cost of goods sold	546	522
Gross deficit	$(288)	$(287)
Gross deficit %	(111.6)%	(122.1)%

Total
Revenue	$13,297	$14,195
Cost of goods sold	5,419	5,306
Gross margin	$7,878	$8,889
Gross margin %	59.2%	62.6%

In the above table, the revenue and cost of goods sold detail for categories listed are defined as follows:

•	Software revenue includes monthly subscriptions from the XataNet, XRS and Turnpike solutions; monthly fees from the MobileMax solution; and activation fees.

•	Hardware systems revenue includes hardware with embedded firmware and, for the XataNet solution, software that can be hosted by the customer, warranty and repair revenue.

•	Services revenue includes installation, implementation, training and professional services revenue.

•
Software cost of goods sold consists of communication costs for the XataNet and MobileMax solutions, hosting costs, depreciation of Relay and RouteTracker assets and direct personnel costs related to network infrastructure, as well as technical support for the XRS and Turnpike solutions.

•
Hardware systems cost of goods sold consists of direct product costs, warranty costs and product repair costs, as well as direct personnel costs and technical support for the XataNet and MobileMax solutions.

•	Services cost of goods sold consists of third-party vendor costs and direct costs related to services personnel.

Comparison of Fiscal 2014 Operating Results to Fiscal 2013

Revenue

Total revenue was $13.3 million for the three months ended December 31, 2013 decreased 6.3 percent, compared to $14.2 million for the same period in fiscal 2013.

Mobile software revenue grew 14.4 percent over the same period in fiscal 2013 as customers continued to respond to the increased use of mobile applications within the commercial trucking industry. Legacy software revenue was impacted by the shift in new customers selecting the Company's mobile solutions, as well as by attrition in the legacy subscription base. As a result, overall software revenue was $10.9 million for the three months ended December 31, 2013, compared to $11.8 million for the same period in fiscal 2013. Software revenue comprised 82.0 percent of total revenue for the three months ended December 31, 2013, compared to 82.9 percent for the same period in fiscal 2013.

Hardware systems revenue decreased 2.7 percent to comprise 16.0 percent of total revenue for the three months ended December 31, 2013, compared to 15.4 percent of revenue for the same period in fiscal 2013. This decline is attributable to decreased sales of XataNet hardware systems as adoption of the Company's mobile solutions, with no upfront hardware costs to customers, continues to increase.

Cost of Goods Sold and Gross Margins

Total cost of goods sold increased 2.1 percent to $5.4 million for the three months ended December 31, 2013, compared to $5.3 million for the same period in fiscal 2013. The shift in sales mix between software and hardware systems and the decline in software gross margins were the primary contributors to the decrease of 3.4 percentage points in the overall gross margin percentage from 62.6 percent of revenue for the three months ended December 31, 2012 to 59.2 percent of revenue for the same period in fiscal 2014.

Software cost of goods sold of $3.3 million increased 7.1 percent for the three months ended December 31, 2013, compared to $3.1 million for the same period in fiscal 2013. Software gross margins decreased 4.1 percentage points to 70.0 percent of revenue for the three months ended December 31, 2013, compared to 74.1 percent for the same period in fiscal 2013. The decline in margins is reflective of the Company's commitment to continue to support its legacy solutions while it transitions customers to its mobile solutions.

Hardware systems cost of goods sold of $1.6 million decreased 7.4 percent for the three months ended December 31, 2013, compared to $1.7 million for the same period in fiscal 2013. Hardware systems gross margins improved by 3.8 percentage points to 24.7 percent of revenue for the three months ended December 31, 2013, compared to 20.9 percent for the same period in fiscal 2013. Hardware system margins for the three months ended December 31, 2013 improved as a result of favorability in inventory obsolescence and warranty activity and higher margin parts sales representing a larger portion of total hardware systems revenue.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist of personnel costs for the Company's sales, marketing, client management and administration functions; sales commissions, marketing and promotional expenses; executive and administrative costs; and accounting and professional fees. Selling, general and administrative expenses were $4.9 million for the three months ended December 31, 2013, compared to $5.5 million for the same period in fiscal 2013. The decrease in selling, general and administrative expenses reflects the Company's commitment to increased operational efficiencies. In addition, the current period reflects reduced legal expenses as the Company was involved in defending a patent litigation suit in the first quarter of fiscal 2013.

Research and Development Expenses

Research and development expenses consist of personnel costs and expenses related to development of new solutions and added functionality to existing solutions. Research and development expenses were $2.9 million or 21.8 percent of revenue for the three months ended December 31, 2013, compared to $3.1 million or 21.5 percent of revenue for the same period in fiscal 2013. Continued investment in the development and enhancement of the XRS mobile solution's functionality to meet the operational needs of larger, more complex fleets resulted in research and development expense remaining consistent with the same period in fiscal 2013.

Net Interest and Other Expense

Net interest and other expense was $15,000 and $18,000 for the three months ended December 31, 2013 and 2012, respectively. As of December 31, 2013 and September 30, 2013, the Company utilized increased cash provided by operations to maintain a debt-free balance sheet. For the three months ended December 31, 2013, the decrease in net interest and other expense was attributable to lower interest expense resulting from lower average debt balances.

Income Taxes

The Company's effective tax rate was 17.3 percent and 1.6 percent for the three months ended December 31, 2013 and 2012, respectively. The higher tax rate for the three months ended December 31, 2013 was attributable to the impact of state income taxes.

The Company does not have objectively verifiable positive evidence of future taxable income. Accordingly, the Company concluded that recording a valuation allowance to the extent of the Company's deferred tax assets is appropriate. The realization of the deferred tax assets is dependent on future taxable income during the periods when deductible temporary differences and carryforwards are expected to be available to reduce taxable income. The amount of the net deferred tax asset considered realizable could be increased in the future if the Company maintains profitability and it becomes more likely than not that these amounts would be realized.

As of September 30, 2013, the Company had federal and state net operating loss carryforwards of $39.7 million, and $10.6 million, respectively, both which are scheduled to expire from 2014 through 2032. As of September 30, 2013, the Company also had tax credit carryforwards of $3.0 million.

Net Income to Common Shareholders

Net income to common shareholders was $0.03 million for the three months ended December 31, 2013, compared to a net income to common shareholders of $0.3 million for the same period in fiscal 2013. Net income to common shareholders reflects preferred stock dividends and preferred stock deemed dividends of $0.1 million for each of the three months ended December 31, 2013 and 2012.

Liquidity and Capital Resources

Operating activities provided $1.4 million of cash for the three months ended December 31, 2013, compared to $2.2 million for the same period in fiscal 2013. Improvements in working capital served as the primary contributor to the cash provided by operations for the three months ended December 31, 2013.

Cash used in investing activities was $0.7 million for the three months ended December 31, 2013, compared to $0.6 million for the same period in fiscal 2013. Consistent with the Company's mobile strategy, purchases of equipment used in the Company's mobile solutions served as the primary investing activities for the three months ended December 31, 2013 and 2012 .

Cash provided by financing activities was $0.1 million for the three months ended December 31, 2013 which reflects proceeds from the exercise of vested option awards. For the three months ended December 31, 2012 cash used in financing activities was $2.3 million, which reflects the Company's payoff of all outstanding debt facilities. The Company maintained a debt-free balance sheet as of December 31, 2013 and 2012.

Non-GAAP Financial Measures

The Company recorded free cash flow of $0.6 million for the three months ended December 31, 2013, a decrease of $0.9 million as compared to free cash flow of $1.6 million for the same period in fiscal 2013. The decrease in free cash flow was driven by net income of $0.1 million for the three months ended December 31, 2013, compared to a net income of $0.3 million for the same period in fiscal 2013 as well as a decrease in working capital components over the comparable periods.

The following table is a reconciliation of free cash flow from net cash provided by (used in) operating activities and net cash used in investing activities, which are the most directly comparable financial measures calculated in accordance with GAAP (in thousands):

	For the Three Months Ended
	December 31, 2013
	2013	2012
Net cash provided by operating activities	$1,364	$2,182
Net cash used in investing activities:
Purchase of equipment and leasehold improvements	(183)	(114)
Purchase of Relay assets (formerly RouteTracker assets)	(551)	(499)
Proceeds from the sale of equipment	—	7
Net cash used in investing activities	(734)	(606)
Free cash flow	$630	$1,576

The following table is a reconciliation of working capital from current assets and current liabilities, which are the most directly comparable financial measures calculated in accordance with GAAP (in thousands):

	December 31,	September 30,
	2013	2013
Current assets	$21,280	$21,061
Current liabilities	(8,097)	(9,331)
Net current assets	13,183	11,730
Current portion of deferred revenue net of deferred costs	1,210	1,261
Working capital	$14,393	$12,991

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

The Company's existing Loan and Security Agreement with Silicon Valley Bank is scheduled to expire on February 24, 2014. The Company anticipates having a similar revolving line of credit in place upon the expiration of the existing Loan and Security Agreement.

XRS Corporation Series B Preferred Stock prohibits payment of dividends to the holders of any other capital stock unless and until the Company has paid dividends accrued on the Series B Preferred Stock, which pays a cumulative dividend of 4.0 percent per annum of the original issue price (payable semi-annually). At the option of the Series B Preferred Stockholders, such dividends are payable in additional shares of Series B Preferred Stock or cash. During the three months ended December 31, 2013 and the fiscal year ended September 30, 2013, the Company issued 47,000 and 97,000 shares, respectively, of Series B Preferred Stock for payment of accrued dividends.

Critical Accounting Policies

We describe our significant accounting policies in Note 1, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements included in our Form 10-K for the fiscal year ended September 30, 2013. There has been no significant change in our significant accounting policies or critical accounting estimates since the end of fiscal 2013.

Recently Issued Accounting Standards

There were no new accounting pronouncements issued or effective during the three months ended December 31, 2013 that have had or are expected to have a material impact on the consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

Our principal executive officer and principal financial officer, or persons performing similar functions, carried out an evaluation of the effectiveness, as of December 31, 2013, of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the Exchange Act). Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2013 to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended December 31, 2013 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

Refer to Note 10, Commitments and Contingencies, located in Part I, Item 1 of this Form 10-Q.

Item 1A. Risk Factors

In addition to the other information set forth in this report and our other Securities and Exchange Commission filings, you should carefully consider the factors discussed under “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended September 30, 2013, as updated by our subsequent Securities and Exchange Commission filings, which could have a material impact on our business, financial condition or results of operations. The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business, financial condition or results of operations.

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
101
The following materials from XRS Corporation's Quarterly Report on Form 10-Q for the three months ended December 31, 2013 and 2012 are filed herewith, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Operations for the three months ended December 31, 2013 and 2012, (ii) the Consolidated Statements of Comprehensive Loss for the three months ended December 31, 2013 and 2012, (iii) the Consolidated Balance Sheets as of December 31, 2013 and September 30, 2013, (iv) the Consolidated Statements of Changes in Shareholders' Equity for the three months ended December 31, 2013 and for the year ended September 30, 2013, (v) the Consolidated Statements of Cash Flows for the three months ended December 31, 2013 and 2012, and (vi) the Notes to the Consolidated Financial Statements.

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

Dated: February 7, 2014		XRS Corporation
(Registrant)

	By:	/s/ Michael W. Weber
Michael W. Weber
Chief Financial Officer
(Signing as Principal Financial and Accounting Officer, and as Authorized Signatory of Registrant)