Form 10-Q
period 2014-03-31
XRS Corp
filed 2014-05-09
CIK 854398

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________
Form 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014

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
☐ Yes ☑ No

The number of shares of common stock outstanding on May 7, 2014 was 11,134,758.

		Page

PART I

Item 1.	Financial Statements:

	Consolidated Statements of Operations for the Three and Six Months ended March 31, 2014, and 2013 (unaudited)	3

	Consolidated Statements of Comprehensive Loss for the Three and Six Months ended March 31, 2014, and 2013 (unaudited)	4

	Consolidated Balance Sheets as of March 31, 2014 (unaudited) and September 31, 2013	5

	Consolidated Statements of Changes in Shareholders' Equity for the Six Months ended March 31, 2014 (unaudited) and the Twelve Months ended September 30, 2013	6

	Consolidated Statements of Cash Flows for the Six Months ended March 31, 2014 and 2013 (unaudited)	7

	Notes to the Unaudited Consolidated Financial Statements	8

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operation	18

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	25

Item 4.	Controls and Procedures	25

PART II

Item 1.	Legal Proceedings	26

Item 1A.	Risk Factors	26

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	26

Item 3.	Defaults Upon Senior Securities	26

Item 4.	Mine Safety Disclosures	26

Item 5.	Other Information	26

Item 6.	Exhibits	27

SIGNATURES		28

EXHIBITS

XRS Corporation
Consolidated Statements of Operations (Unaudited)

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
(In thousands, except per share data)	2014	2013	2014	2013
Revenue
Software	$10,690	$11,578	$21,598	$23,347
Hardware systems	1,790	2,580	3,921	4,771
Services	310	338	568	573
Total revenue	12,790	14,496	26,087	28,691

Costs and expenses
Cost of goods sold	5,327	6,046	10,746	11,352
Selling, general and administrative	5,074	5,349	9,933	10,846
Research and development	3,114	2,798	6,008	5,848
Total costs and expenses	13,515	14,193	26,687	28,046

Operating (loss) income	(725)	303	(600)	645
Net interest and other expense	(31)	(29)	(46)	(47)

(Loss) income before income taxes	(756)	274	(646)	598
Income tax (benefit) expense	(25)	98	(6)	103

Net (loss) income	(731)	176	(640)	495

Preferred stock dividends	(60)	(58)	(120)	(116)

Net (loss) income to common shareholders	$(791)	$118	$(760)	$379

Net (loss) income per common share:
Basic	$(0.07)	$0.01	$(0.07)	$0.04
Diluted	$(0.07)	$0.01	$(0.07)	$0.02

Weighted average common and common share equivalents:
Basic	11,041	10,827	10,985	10,818
Diluted	11,041	27,602	10,985	27,479

The accompanying notes are an integral part of the unaudited consolidated financial statements.

XRS Corporation
Consolidated Statements of Comprehensive Loss (Unaudited)

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
(In thousands)	2014	2013	2014	2013
Net (loss) income	$(731)	$176	$(640)	$495

Foreign currency translation adjustments	(535)	(366)	(1,022)	(636)

Comprehensive loss	$(1,266)	$(190)	$(1,662)	$(141)

The accompanying notes are an integral part of the unaudited consolidated financial statements.

XRS Corporation
Consolidated Balance Sheets (Unaudited)

	March 31,	September 30,
(In thousands)	2014	2013
ASSETS
Current assets
Cash and cash equivalents	$12,138	$10,445
Accounts receivable, less allowances of $133 at March 31, 2014
and $151 at September 30, 2013	5,875	6,864
Inventories	1,319	1,710
Deferred product costs	483	625
Prepaid expenses and other current assets	1,135	1,417
Total current assets	20,950	21,061
Equipment, leased equipment and leasehold improvements, net	4,706	5,980
Intangible assets, net	3,561	4,578
Goodwill	15,801	16,640
Deferred product costs, net of current portion	130	213
Other assets	429	667
Total assets	$45,577	$49,139

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	$2,342	$2,885
Accrued expenses	3,211	4,560
Deferred revenue	1,667	1,886
Total current liabilities	7,220	9,331
Deferred revenue, net of current portion	261	496
Other long-term liabilities	18	62
Total liabilities	7,499	9,889
Commitments and contingencies (Note 10)
Shareholders' equity
Preferred stock, no par, 50,000 shares authorized; 17,500 shares designated; shares issued and outstanding: 16,618 at March 31,
2014 and 16,590 at September 30, 2013	44,601	44,524
Common stock, par value $0.01 per share; 100,000 shares authorized;
shares issued and outstanding: 11,135 at March 31, 2014 and
10,900 at September 30, 2013	111	109
Additional paid-in capital	51,205	50,674
Accumulated deficit	(57,448)	(56,688)
Accumulated other comprehensive (loss) income	(391)	631
Total shareholders' equity	38,078	39,250
Total liabilities and shareholders' equity	$45,577	$49,139

The accompanying notes are an integral part of the unaudited consolidated financial statements.

XRS Corporation
Consolidated Statements of Changes in Shareholders' Equity (Unaudited)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
(In thousands)	Shares	Amount	Shares	Amount
Balance as of September 30, 2012	16,493	$44,292	10,808	$108	$49,979	$(57,319)	$1,464	$38,524
Stock-based compensation	—	—	—	—	644	—	—	644
Issuance of common stock for share-based compensation awards	—	—	61	1	—	—	—	1
Preferred stock dividends	97	232	—	—	—	(235)	—	(3)
Exercise of options	—	—	31	—	51	—	—	51
Comprehensive income	—	—	—	—	—	866	(833)	33
Balance as of September 30, 2013	16,590	44,524	10,900	109	50,674	(56,688)	631	39,250
Stock-based compensation	—	—	—	—	400	—	—	400
Issuance of common stock for share-based compensation awards	—	—	135	1	(1)	—	—	—
Preferred stock dividends	47	119	—	—	—	(120)	—	(1)
Exercise of options	—	—	80	1	91	—	—	92
Cashless exercise of warrants	—	—	1	—	—	—	—	—
Conversion of Series F Preferred Stock into common stock	(19)	(42)	19	—	41	—	—	(1)
Comprehensive loss	—	—	—	—	—	(640)	(1,022)	(1,662)
Balance as of March 31, 2014	16,618	$44,601	11,135	$111	$51,205	$(57,448)	$(391)	$38,078

The accompanying notes are an integral part of the unaudited consolidated financial statements.

XRS Corporation
Consolidated Statements of Cash Flows (Unaudited)

	For the Six Months Ended
	March 31,
(In thousands)	2014	2013
Operating activities
Net (loss) income	$(640)	$495
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	3,354	3,362
Amortization of deferred financing costs	33	33
Deferred income taxes	—	(9)
Loss on sale or disposal of equipment and leased equipment	42	40
Stock-based compensation	400	348
Changes in assets and liabilities:
Accounts receivable, net	1,179	552
Inventories, net	392	1,408
Deferred product costs	225	138
Prepaid expenses and other assets	216	(205)
Accounts payable	(156)	(642)
Accrued expenses and other liabilities	(1,424)	(538)
Deferred revenue	(444)	(735)
Net cash provided by operating activities	3,177	4,247

Investing activities
Purchase of equipment	(1,531)	(1,386)
Capitalized software development	(28)	(85)
Proceeds from the sale of equipment	—	16
Net cash used in investing activities	(1,559)	(1,455)

Financing activities
Revolving line of credit	—	(2,300)
Proceeds from exercise of options	92	—
Deferred financing costs	(27)	(50)
Net cash provided by (used in) financing activities	65	(2,350)

Effects of exchange rate on cash	10	7

Increase in cash and cash equivalents	1,693	449

Cash and cash equivalents
Beginning	10,445	7,120
Ending	$12,138	$7,569

The accompanying notes are an integral part of the unaudited consolidated financial statements.

XRS Corporation
Notes to the Unaudited Consolidated Financial Statements

Note 1. Summary of Significant Accounting Policies

XRS Corporation and its wholly owned subsidiary, Turnpike Global Technologies, Inc. (collectively, XRS Corporation or the Company) delivers compliance and fleet management solutions to the commercial trucking industry. The Company's solutions enable customers to improve compliance with United States Department of Transportation (DOT) regulations, optimize the utilization of their assets and enhance the productivity of fleet operations across the entire supply chain. XRS Corporation's continued focus on leveraging the latest technology within its solutions has resulted in the Company contributing to the trucking industry's migration to the use of mobile devices for collecting and analyzing DOT compliance and management data.

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

Capitalized Software Development

Internal Use

Research and development costs are expensed as incurred, except for certain costs that are capitalized in connection with the development of software for internal use. Costs incurred in the preliminary stages of development are expensed as incurred. The Company capitalizes eligible costs that are incurred subsequent to the determination that the project will be completed and the software will be used to perform the function intended. Capitalization ceases upon completion of all substantial testing performed to ensure the solution is ready for its intended use. Maintenance and training costs are expensed as incurred. Capitalized software development costs are amortized beginning when the software is placed in service. Amortization is computed on a straight-line basis over the estimated economic life of the software.

External Use

In addition, the Company capitalizes costs related to development of software to be sold or otherwise marketed as part of a solution which are incurred after establishing technological feasibility. Capitalized software development costs are amortized to cost of goods sold beginning when the solution is released for sale to the general public. Amortization is computed using the greater of the ratio of current units of the solution sold to the total of current and anticipated future unit sales or the straight-line method over the estimated economic life of the related solution (two to five years). Similar to software developed for internal use, software development costs related to software to be sold or otherwise marketed as part of a solution that do not meet capitalization criteria are charged to research and development expense as incurred.

As of March 31, 2014 and September 30, 2013, there were $0.4 million and $0.5 million of capitalized software development costs net of accumulated amortization included in other assets in the accompanying consolidated balance sheets. Amortization of capitalized software development costs of $62,000 and $27,000 was recorded as a cost of goods sold in the accompanying consolidated statements of operations for the three months ended March 31, 2014 and 2013, respectively. Amortization of capitalized software development costs of $122,000 and $51,000 was recorded as a cost of goods sold in the accompanying consolidated statements of operations for the six months ended March 31, 2014 and 2013, respectively.

Recently Issued Accounting Standards

There were no new accounting pronouncements issued or effective during the six months ended March 31, 2014 that have had or are expected to have a material impact on the consolidated financial statements.

Note 2. Net (Loss) Income Per Common Share

Basic (loss) income per common share is computed by dividing net (loss) income applicable to common shareholders by the weighted average number of common shares outstanding for the period. Generally, net income per diluted common share reflects the potential dilution that could occur if securities or other obligations to issue common stock, such as options, restricted stock units, warrants or convertible preferred stock, were exercised or converted into common stock that then shared in the earnings of the Company. Net loss per diluted common share is equal to net loss per basic common share because the effect of including such securities or obligations would be antidilutive.

The calculation of net (loss) income per common share is summarized in the following table (in thousands, except per share data):

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2014	2013	2014	2013
Net (loss) income per common share:
Basic	$(0.07)	$0.01	$(0.07)	$0.04
Diluted	$(0.07)	$0.01	$(0.07)	$0.02

Numerator, basic:
Net (loss) income to common shareholders	$(791)	$118	$(760)	$379
Denominator, basic:
Weighted average common shares, basic	11,041	10,827	10,985	10,818

Numerator, diluted:
Net (loss) income to common shareholders	$(791)	$118	$(760)	$379
Preferred stock dividends	—	58	—	116
Numerator, diluted	$(791)	$176	$(760)	$495
Denominator, diluted:
Weighted average common shares, basic	11,041	10,827	10,985	10,818
Effect of dilutive securities:
Effect of stock options	—	84	—	42
Effect of restricted stock units	—	187	—	121
Effect of warrants	—	—	—	—
Effect of preferred stock	—	16,504	—	16,498
Weighted average common and common share equivalents, diluted	11,041	27,602	10,985	27,479

There were $60,000 preferred stock dividends and 19.0 million potentially dilutive securities, such as options, restricted stock units, warrants or convertible preferred stock, excluded from the computation of net loss per diluted common share for the three months ended March 31, 2014 because their inclusion would have been antidilutive. For the three months ended March 31, 2013, there were 8.6 million potentially dilutive securities, such as options, restricted stock units or warrants, excluded from the computation of net loss per diluted common share, however, there were no preferred stock dividends excluded from the computation of net income per diluted common share.

For the six months ended March 31, 2014, there were $0.1 million preferred stock dividends and 18.5 million potentially dilutive securities, such as options, restricted stock units, warrants or convertible preferred stock, excluded from the computation of net loss per diluted common share because their inclusion would have been antidilutive. For the same period in fiscal 2013 there were no preferred stock dividends excluded from the computation of net income per diluted common share, however there were 16.2 million potentially dilutive securities, such as options, restricted stock units or warrants excluded.

Note 3. Revenue and Cost of Goods Sold Information

Revenue and cost of goods sold recorded in the accompanying consolidated statements of operations consist of (in thousands):

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2014	2013	2014	2013
Revenue:
Software	$10,690	$11,578	$21,598	$23,347
Hardware systems	1,790	2,580	3,921	4,771
Services	310	338	568	573
Total revenue	$12,790	$14,496	$26,087	$28,691

Cost of goods sold:
Software	$3,253	$3,083	$6,522	$6,134
Hardware systems	1,460	2,425	3,064	4,158
Services	614	538	1,160	1,060
Total cost of goods sold	$5,327	$6,046	$10,746	$11,352

Software revenue includes monthly subscriptions from the XataNet, XRS and Turnpike solutions; monthly fees from the MobileMax solution; and activation fees. Hardware systems revenue includes hardware with embedded firmware and for the XataNet solution; software that can be hosted by the customer; warranty and repair revenue. Services revenue includes installation, implementation, training and professional services revenue.

Cost of software consists of communication costs for the XataNet and MobileMax solutions; hosting costs; depreciation of Relay and RouteTracker assets; and direct personnel costs related to network infrastructure, as well as technical support for the XRS and Turnpike solutions. Cost of hardware systems consists of direct product costs; warranty costs and product repair costs, as well as direct personnel costs and technical support for the XataNet and MobileMax solutions. Cost of services consists of third-party vendor costs and direct costs related to services personnel.

Note 4. Supplemental Cash Flow and Non-Cash Information

The following table summarizes supplemental cash flow and non-cash information (in thousands):

	For the Six Months Ended
	March 31,
	2014	2013
Supplemental cash flow information:
Cash paid for interest	$9	$12
Cash paid for income taxes	148	92

Supplemental non-cash information:
Preferred stock dividends	120	116
Preferred stock dividends paid	119	115
Conversion of Series F Preferred Stock into common stock	42	—

Note 5. Equipment, Leased Equipment and Leasehold Improvements

Equipment, leased equipment and leasehold improvements consist of (in thousands):

	March 31,	September 30,
	2014	2013
Equipment, leased equipment and leasehold improvements:
Engineering and SaaS equipment	$11,704	$11,523
Relay and RouteTracker assets	10,355	9,461
Leasehold improvements	2,684	2,686
Office furniture and equipment	1,025	1,028
Assets not placed in service	285	630
Equipment, leased equipment and leasehold improvements, gross	26,053	25,328
Accumulated depreciation	(21,347)	(19,348)
Equipment, leased equipment and leasehold improvements, net	$4,706	$5,980

Depreciation recorded in the accompanying consolidated statements of operations consists of (in thousands):

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2014	2013	2014	2013
Depreciation recorded in:
Cost of goods sold	$762	$687	$1,548	$1,336
Selling, general and administrative expense	257	339	551	712
Research and development expense	149	188	301	396
Total depreciation of equipment, leased equipment and leasehold improvements	$1,168	$1,214	$2,400	$2,444

Note 6: Goodwill and Definite-Lived Intangible Assets

The following table summarizes the changes in goodwill (in thousands):

Balance as of September 30, 2013	$16,640
Foreign currency translation adjustment	(839)
Balance as of March 31, 2014	$15,801

Definite-lived intangible assets subject to amortization were as follows as of March 31, 2014 (in thousands):

	Weighted Average Life (Years)	Cost	Accumulated Amortization	Foreign Currency Translation Adjustment	Net Carrying Amount
Definite-lived intangible assets:
Acquired customer contracts	7.8	$11,400	$(9,752)	$29	$1,677
Acquired technology	7.0	2,700	(1,744)	32	988
Reseller relationships	6.0	1,500	(1,130)	31	401
Trademark	10.0	900	(407)	(3)	490
Other definite-lived intangibles	7.0	49	(44)	—	5
Total	7.7	$16,549	$(13,077)	$89	$3,561

Amortization of definite-lived intangible assets recorded in the accompanying consolidated statements of operations consists of (in thousands):

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2014	2013	2014	2013
Amortization recorded in:
Cost of goods sold	$92	$102	$190	$205
Selling, general and administrative expense	318	329	642	662
Total amortization of definite-lived intangible assets	$410	$431	$832	$867

Future amortization expense of definite-lived intangible assets as of March 31, 2014 is expected to be as follows (in thousands):

Years ending September 30,
Remainder of 2014	$820
2015	1,634
2016	772
2017	148
2018	86
2019	86
Thereafter	15
Total	$3,561

Note 7. Financing Arrangements

Effective March 13, 2014, the Company entered into an Amended and Restated Loan and Security Agreement (the Agreement) with Silicon Valley Bank, which provides the Company with a $6.0 million revolving line of credit. Borrowings on the revolving line of credit bear interest at a floating rate equal to (i) 2.5 percent over the LIBOR rate, provided certain liquidity conditions are met, or 3.5 percent over the LIBOR rate; or (ii) prime rate, provided certain liquidity conditions are met, or 1.0 percent over the prime rate, based on the nature of the borrowing. Throughout the term of the Agreement, the Company will also pay a fee equal to 0.25 percent of the average unused portion of the revolving line of credit. Interest is accrued monthly and paid monthly or quarterly based on the nature of the borrowing. The Amended and Restated Loan and Security Agreement replaces the loan and security agreement with Silicon Valley Bank that matured on February 24, 2014.

Amounts borrowed under the revolving line of credit are secured by substantially all of the personal property of the Company and generally may be repaid and reborrowed at any time before maturity. The revolving line of credit is set to mature on March 13, 2017.

There were no balances outstanding on the revolving line of credit in the accompanying consolidated balance sheets as of March 31, 2014 and September 30, 2013.

Amounts available under the revolving line of credit are subject to a borrowing base formula. Changes in the assets within the borrowing base formula can impact the amount available to the Company. Based on the facility’s borrowing base and other requirements at such dates, the Company had excess availability of $4.0 million at each of March 31, 2014 and September 30, 2013.

The Amended and Restated Loan and Security Agreement contains customary representations, warranties, covenants and events of default including, without limitation, covenants restricting the Company's ability to incur indebtedness and liens and to merge or consolidate with another entity, as well as limitations on the Company's ability to declare and pay cash dividends, to merge or consolidate with another entity and also contains subjective acceleration clause. The Amended and Restated Loan and Security Agreement also includes financial covenants requiring the Company to maintain a minimum tangible net worth and adjusted quick ratio. The Company was in compliance with these covenants as of March 31, 2014.

Note 8. Stock-Based Compensation

The Company had 722,572 shares authorized and available for future equity awards as of March 31, 2014. Equity awards granted are deducted from the shares available for grant under the Company's 2007 Long-Term Incentive and Stock Option Plan. Similarly, equity awards canceled are added back to the shares available for grant under the Company's stock plans.

Stock Options

The following table summarizes information related to stock option grants (number of options in thousands):

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2014	2013	2014	2013
Stock option grants:
Number of options granted	521	907	578	1,182
Weighted-average grant date fair value	$1.55	$0.60	$1.52	$0.54

The fair value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model using the following weighted average assumptions for grants:

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2014	2013	2014	2013
Weighted average assumptions for grants:
Risk-free interest rate	2.09%	1.35%	2.08%	1.28%
Expected stock price volatility	59.39%	55.36%	59.42%	54.11%
Expected lives	5.9	5.9	5.9	6.0
Expected dividend yield	—	—	—	—

The following tables summarizes information relating to stock option activity (in thousands, except per option and weighted average remaining contractual life data):

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Options outstanding at September 30, 2013	2,955	$2.23	7.3
Granted	578	2.71
Exercised	(80)	1.16
Expired	(68)	2.77
Forfeited	(370)	1.29
Options outstanding at March 31, 2014	3,015	$2.45	7.1	$1,953
Options exercisable at March 31, 2014	1,932	$2.79	6.0	$1,004
Options expected to vest after March 31, 2014	1,083	$1.86	9.2	$949

Aggregate intrinsic value represents the Company’s closing stock price on the last trading day of the fiscal period in excess of the exercise prices multiplied by the number of options outstanding, exercisable or expected to vest.

The following table summarizes stock option information by exercise price range as of March 31, 2014 (number of options in thousands):

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number of Options	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Options	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
$0.69 - $0.85	543	8.8	$0.82	193	8.8	$0.82
$1.20 - $1.85	650	8.3	1.54	407	8.2	1.49
$2.00 - $2.99	1,371	7.4	2.67	881	6.0	2.66
$3.00 - $3.94	53	5.4	3.28	53	5.4	3.28
$4.33 - $4.88	35	2.4	4.64	35	2.4	4.64
$5.03 - $5.40	363	2.4	5.35	363	2.4	5.35
	3,015	7.1	$2.45	1,932	6.0	$2.79

As of March 31, 2014, there was $1.0 million of total unrecognized compensation costs related to stock option awards. The Company will recognize these costs over the remaining vesting periods of these stock options. The costs will be recognized over a weighted average period of 1.8 years.

Restricted Stock Units

The following table summarizes information relating to restricted stock unit activity (in thousands, except per unit data):

	Number of Units	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Restricted stock units outstanding at September 30, 2013	678	$1.50
Granted	167	2.72
Settled	(110)	1.76
Forfeited	(142)	1.26
Restricted stock units outstanding at March 31, 2014	593	$1.85	$1,600
Restricted stock units vested and unsettled at March 31, 2014	239	$1.85	$644
Restricted stock units expected to vest after March 31, 2014	354	$1.85	$956

Aggregate intrinsic value represents the Company’s closing stock price on the last trading day of the fiscal period multiplied by the number of restricted stock units outstanding, vested and unsettled or expected to vest.

The total fair value of restricted stock units vested during the six months ended March 31, 2014 was $0.4 million. As of March 31, 2014, there was $0.6 million of total unrecognized compensation costs related to restricted stock units. The Company will recognize these costs over the remaining vesting periods of these units. The costs will be recognized over a weighted average period of 1.8 years.

Common Stock Warrants

The following table summarizes information relating to common stock warrant activity (in thousands, except per warrant data):

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)
Common stock warrants outstanding at September 30, 2013	3,905	$3.02	3.5
Exercised	(5)
Common stock warrants outstanding at March 31, 2014	3,900	$3.05	3.6

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

The following table summarizes information related to each of the Company's designated series of preferred stock (number of shares in thousands):

			Shares Issued and Outstanding
	Shares	Issuance or	March 31,	September 30,
	Designated	Sale Price	2014	2013
Designated shares of preferred stock:
Series B	3,000	$2.54	2,394	2,347
Series C	1,400	$3.94	1,269	1,269
Series D	1,600	$3.83	1,567	1,567
Series F	1,400	$2.22	1,321	1,340
Series G	10,100	$3.00	10,067	10,067
Total preferred stock	17,500		16,618	16,590

In the second quarter of fiscal 2013 in conjunction with the Company's annual shareholder meeting, the shareholders of the Company approved the designation of an additional 750,000 shares of Series B Preferred Stock.

During the six months ended March 31, 2014, the Company issued 47,000 shares of Series B Preferred Stock to Trident Capital Management-V, LLC for payment of accrued dividends. Based on the market value of the Company’s common stock on the date of the dividend payment, the payment of the dividend in additional shares of Series B Preferred Stock resulted in a non-cash dividend of $0.1 million for the six months ended March 31, 2014.

In fiscal 2013, the Company issued 97,000 shares of Series B Preferred Stock to Trident Capital Management-V, LLC for payment of accrued dividends. Based on the market value of the Company’s common stock on the date of the dividend payment, the payment of the dividend in additional shares of Series B Preferred Stock resulted in a non-cash dividend of $0.2 million in fiscal 2013.

During the six months ended March 31, 2014, 19,000 shares of Series F Preferred Stock were converted to common stock.

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

Note 11. Income Taxes

The Company's effective tax rate was (1.0) percent for the six months ended March 31, 2014 compared to a tax rate of 16.4 percent for the comparable period in fiscal 2013, The lower tax rate for the six months ended March 31, 2014 was attributable to the results from operations of the Company as of March 31, 2014, coupled with the true up of certain state tax benefits.

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

Overview

XRS Corporation and its wholly owned subsidiary, Turnpike Global Technologies, Inc. (collectively, XRS Corporation, the Company, we, our, us) delivers compliance and fleet management solutions to the commercial trucking industry. Our solutions enable customers to improve compliance with United States Department of Transportation (DOT) regulations, optimize the utilization of their assets and enhance the productivity of fleet operations across the entire supply chain. We are leading the commercial trucking industry's migration to the use of mobile devices for collecting and analyzing DOT compliance and management data.

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

With over 1,200 customers representing over 107,000 active truck subscriptions, we have a strong foundation as an industry leader in delivering Federal Motor Carrier Safety Administration compliant electronic logging devices with a track record of empowering fleet owners to leverage truck data to radically reduce costs. We have sales and distribution partnerships with various third-party resellers supporting the U.S. and Canadian commercial trucking industries.

Results of Operations for the Three and Six Months Ended March 31, 2014 and 2013

We operate as a single business segment and believe the information presented in our Management's Discussion and Analysis of Financial Condition and Results of Operations provides an understanding of our business, operations and financial condition. The following table sets forth detail related to revenue, cost of goods sold and gross margins (in thousands, except percentage data):

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2014	2013	2014	2013
Software
Revenue	$10,690	$11,578	$21,598	$23,347
Cost of goods sold	3,253	3,083	6,522	6,134
Gross margin	$7,437	$8,495	$15,076	$17,213
Gross margin %	69.6%	73.4%	69.8%	73.7%

Hardware systems
Revenue	$1,790	$2,580	$3,921	$4,771
Cost of goods sold	1,460	2,425	3,064	4,158
Gross margin	$330	$155	$857	$613
Gross margin %	18.4%	6.0%	21.9%	12.8%

Services
Revenue	$310	$338	$568	$573
Cost of goods sold	614	538	1,160	1,060
Gross deficit	$(304)	$(200)	$(592)	$(487)
Gross deficit %	(98.1)%	(59.2)%	(104.2)%	(85.0)%

Total
Revenue	$12,790	$14,496	$26,087	$28,691
Cost of goods sold	5,327	6,046	10,746	11,352
Gross margin	$7,463	$8,450	$15,341	$17,339
Gross margin %	58.4%	58.3%	58.8%	60.4%

In the above table, the revenue and cost of goods sold detail for categories listed are defined as follows:

•	Software revenue includes monthly subscriptions from the XataNet, XRS and Turnpike solutions; monthly fees from the MobileMax solution; and activation fees.

•	Hardware systems revenue includes hardware with embedded firmware and, for the XataNet solution; software that can be hosted by the customer; warranty and repair revenue.

•	Services revenue includes installation, implementation, training and professional services revenue.

•
Software cost of goods sold consists of communication costs for the XataNet and MobileMax solutions; hosting costs; depreciation of Relay and RouteTracker assets; and direct personnel costs related to network infrastructure, as well as technical support for the XRS and Turnpike solutions.

•
Hardware systems cost of goods sold consists of direct product costs, warranty costs and product repair costs, as well as direct personnel costs and technical support for the XataNet and MobileMax solutions.

•	Services cost of goods sold consists of third-party vendor costs and direct costs related to services personnel.

Comparison of Fiscal 2014 Operating Results to Fiscal 2013

Revenue

Total revenue of $12.8 million for the three months ended March 31, 2014 decreased 11.8 percent, compared to $14.5 million for the same period in fiscal 2013. Total revenue of $26.1 million for the six months ended March 31, 2014 decreased 9.1 percent, compared to $28.7 million for the same period in fiscal 2013.

Mobile software revenue for the three months ended March 31, 2014 grew 8.1 percent over the same period in fiscal 2013 as customers continued to respond to the increased use of mobile applications within the commercial trucking industry. Legacy software revenue was impacted by the Company focusing on sales of the XRS mobile solution, as well as by attrition in the legacy subscription base. As a result, overall software revenue was $10.7 million for the three months ended March 31, 2014, compared to $11.6 million for the same period in fiscal 2013. Software revenue comprised 83.6 percent of total revenue for the three months ended March 31, 2014, compared to 79.9 percent for the same period in fiscal 2013.

Hardware systems revenue decreased 30.6 percent to comprise 14.0 percent of total revenue for the three months ended March 31, 2014, compared to 17.8 percent of revenue for the same period in fiscal 2013. This decline is attributable to decreased sales of XataNet hardware systems as adoption of the Company's mobile solutions, with no upfront hardware costs to customers, continues to increase.

Cost of Goods Sold and Gross Margins

Total cost of goods sold decreased 11.9 percent to $5.3 million for the three months ended March 31, 2014, compared to $6.0 million for the same period in fiscal 2013. Total cost of goods sold decreased 5.3 percent to $10.7 million for the six months ended March 31, 2014, compared to $11.4 million for the same period in fiscal 2013. Overall gross margins increased 0.1 percentage points to 58.4 percent of revenue for the three months ended March 31, 2014, compared to 58.3 percent of revenue for the same period in fiscal 2013. Overall gross margins decreased 1.6 percentage points to 58.8 percent of revenue for the six months ended March 31, 2014, compared to 60.4 percent of revenue for the same period in fiscal 2013.

Software cost of goods sold of $3.3 million increased 5.5 percent for the three months ended March 31, 2014, compared to $3.1 million for the same period in fiscal 2013. Software gross margins decreased 3.8 percentage points to 69.6 percent of revenue for the three months ended March 31, 2014, compared to 73.4 percent for the same period in fiscal 2013. The decline in margins is reflective of the Company's commitment to continue to support its legacy solutions while it transitions customers to its mobile solutions.

Hardware systems cost of goods sold of $1.5 million decreased 39.8 percent for the three months ended March 31, 2014, compared to $2.4 million for the same period in fiscal 2013. Hardware systems gross margins improved by 12.4 percentage points to 18.4 percent of revenue for the three months ended March 31, 2014, compared to 6.0 percent for the same period in fiscal 2013. Hardware system margins for the three months ended March 31, 2014 improved as a result of higher margin parts sales representing a larger portion of total hardware systems revenue.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist of personnel costs for the Company's sales, marketing, client management and administration functions; sales commissions, marketing and promotional expenses; executive and administrative costs; and accounting and professional fees. Selling, general and administrative expenses were $5.1 million for the three months ended March 31, 2014, compared to $5.3 million for the same period in fiscal 2013. Selling, general and administrative expenses were $9.9 million for the six months ended March 31, 2014, compared to $10.8 million for the same period in fiscal 2013. The decrease in selling, general and administrative expenses reflects the Company's commitment to increased operational efficiencies. In addition, the current period reflects reduced legal expenses as the Company was involved in defending a patent litigation suit in the first half of fiscal 2013.

Research and Development Expenses

Research and development expenses consist of personnel costs and expenses related to development of new solutions and added functionality to existing solutions. Research and development expenses were $3.1 million or 24.3 percent of revenue for the three months ended March 31, 2014, compared to $2.8 million or 19.3 percent of revenue for the same period in fiscal 2013. Research and development expenses were $6.0 million or 23.0 percent of revenue for the six months ended March 31, 2014, compared to $5.8 million or 20.4 percent of revenue for the same period in fiscal 2013. Continued investment in the development and enhancement of the XRS mobile solution's functionality to meet the operational needs of larger, more complex fleets resulted in research and development expense increasing compared to the same period in fiscal 2013.

Net Interest and Other Expense

Net interest and other expense was $31,000 and $29,000 for the three months ended March 31, 2014 and 2013, respectively. Net interest and other expense was $46,000 and $47,000 for the six months ended March 31, 2014 and 2013, respectively. As of March 31, 2014 and September 30, 2013, the Company utilized increased cash provided by operations to maintain a debt-free balance sheet.

Income Taxes

The Company's effective tax rate was (1.0) percent for the six months ended March 31, 2014 compared to a tax rate of 16.4 percent for the comparable period in fiscal 2013. The lower tax rate for the six months ended March 31, 2014 was attributable to the results from operations of the Company as of March 31, 2014, coupled with the true up of certain state tax benefits.

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

Net (Loss) Income to Common Shareholders

Net loss to common shareholders was $0.8 million for the three months ended March 31, 2014, compared to a net income to common shareholders of $0.1 million for the same period in fiscal 2013. Net loss to common shareholders was $0.8 million for the six months ended March 31, 2014, compared to a net income to common shareholders of $0.4 million for the same period in fiscal 2013. Net (loss) income to common shareholders reflects preferred stock dividends and preferred stock deemed dividends of $0.1 million for each of the three and six months ended March 31, 2014 and 2013.

Liquidity and Capital Resources

Operating activities provided $3.2 million of cash for the six months ended March 31, 2014, compared to $4.2 million for the same period in fiscal 2013. Net loss of $0.6 million for the six months ended March 31, 2014, compared to net income of $0.5 million for the same period in fiscal 2013, served as the primary contributor to the decrease.

Cash used in investing activities was $1.6 million for the six months ended March 31, 2014, compared to $1.5 million for the same period in fiscal 2013. Consistent with the Company's mobile strategy, purchases of equipment used in the Company's mobile solutions served as the primary investing activities for the six months ended March 31, 2014 and 2013.

Cash provided by financing activities was $0.1 million for the six months ended March 31, 2014, which reflects proceeds from the exercise of vested option awards. For the six months ended March 31, 2013 cash used in financing activities was $2.4 million, which reflects the Company's payoff of all outstanding debt facilities. The Company maintained a debt-free balance sheet as of March 31, 2014 and 2013.

Non-GAAP Financial Measures

The Company recorded free cash flow of $1.6 million for the six months ended March 31, 2014, a decrease of $1.2 million as compared to free cash flow of $2.8 million for the same period in fiscal 2013. The decrease in free cash flow was driven by net loss of $0.6 million for the six months ended March 31, 2014, compared to a net income of $0.5 million for the same period in fiscal 2013.

The following table is a reconciliation of free cash flow from net cash provided by operating activities and net cash used in investing activities, which are the most directly comparable financial measures calculated in accordance with GAAP (in thousands):

	For the Six Months Ended
	March 31, 2014
	2014	2013
Net cash provided by operating activities	$3,177	$4,247
Net cash used in investing activities:
Purchase of equipment and leasehold improvements	(520)	(224)
Purchase of Relay and RouteTracker assets	(1,011)	(1,162)
Capitalized software development	(28)	(85)
Proceeds from the sale of equipment	—	16
Net cash used in investing activities	(1,559)	(1,455)
Free cash flow	$1,618	$2,792

The following table is a reconciliation of working capital from current assets and current liabilities, which are the most directly comparable financial measures calculated in accordance with GAAP (in thousands):

	March 31,	September 30,
	2014	2013
Current assets	$20,950	$21,061
Current liabilities	(7,220)	(9,331)
Net current assets	13,730	11,730
Current portion of deferred revenue net of deferred costs	1,184	1,261
Working capital	$14,914	$12,991

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

XRS Corporation Series B Preferred Stock prohibits payment of dividends to the holders of any other capital stock unless and until the Company has paid dividends accrued on the Series B Preferred Stock, which pays a cumulative dividend of 4.0 percent per annum of the original issue price (payable semi-annually). At the option of the Series B Preferred Stockholders, such dividends are payable in additional shares of Series B Preferred Stock or cash. During the six months ended March 31, 2014 and the fiscal year ended September 30, 2013, the Company issued 47,000 and 97,000 shares, respectively, of Series B Preferred Stock for payment of accrued dividends.

Critical Accounting Policies

We describe our significant accounting policies in Note 1, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements included in our Form 10-K for the fiscal year ended September 30, 2013. There has been no significant change in our significant accounting policies or critical accounting estimates since the end of fiscal 2013.

Recently Issued Accounting Standards

There were no new accounting pronouncements issued or effective during the six months ended March 31, 2014 that have had or are expected to have a material impact on the consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

Our principal executive officer and principal financial officer, or persons performing similar functions, carried out an evaluation of the effectiveness, as of March 31, 2014, of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the Exchange Act). Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2014 to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2014 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibit No.	Description of Exhibits

3.1	Fifth Amended and Restated Articles of Incorporation, as amended through March 8, 2013 (1)
3.2	Bylaws of XRS Corporation, as amended through March 8, 2013 (2)
10.1	Amended and Restated Loan and Security Agreement between Silicon Valley Bank and XRS Corporation dated March 13, 2014 (3)
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following materials from XRS Corporation's Quarterly Report on Form 10-Q for the three and six months ended March 31, 2014 and 2013 are filed herewith, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Operations for the three and six months ended March 31, 2014 and 2013, (ii) the Consolidated Statements of Comprehensive Loss for the three and six months ended March 31, 2014 and 2013, (iii) the Consolidated Balance Sheets as of March 31, 2014 and September 30, 2013, (iv) the Consolidated Statements of Changes in Shareholders' Equity for the six months ended March 31, 2014 and for the year ended September 30, 2013, (v) the Consolidated Statements of Cash Flows for the six months ended March 31, 2014 and 2013, and (vi) the Notes to the Consolidated Financial Statements.

Unless otherwise indicated, all documents incorporated into this Quarterly Report on Form 10-Q by reference to a document filed with the SEC pursuant to the Exchange Act are located under file number 0-27166.

(1)	Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed March 14, 2013.

(2)	Incorporated by reference to Exhibit 3.2 to Current Report on Form 8-K filed March 14, 2013.

(3)	Incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K filed March 13, 2014.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 9, 2014		XRS Corporation
(Registrant)

	By:	/s/ Michael W. Weber
Michael W. Weber
Chief Financial Officer
(Signing as Principal Financial and Accounting Officer, and as Authorized Signatory of Registrant)