Form 10-Q
period 2014-06-30
XRS Corp
filed 2014-08-08
CIK 854398

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________
Form 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014

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
☐ Yes ☑ No

The number of shares of common stock outstanding on August 6, 2014 was 11,226,682.

		Page

PART I

Item 1.	Financial Statements:

	Consolidated Statements of Operations for the Three and Nine Months ended June 30, 2014 and 2013 (unaudited)	3

	Consolidated Statements of Comprehensive Income (Loss) for the Three and Nine Months ended June 30, 2014, and 2013 (unaudited)	4

	Consolidated Balance Sheets as of June 30, 2014 (unaudited) and September 30, 2013	5

	Consolidated Statements of Changes in Shareholders' Equity for the Nine Months ended June 30, 2014 (unaudited) and the Twelve Months ended September 30, 2013	6

	Consolidated Statements of Cash Flows for the Nine Months ended June 30, 2014 and 2013 (unaudited)	7

	Notes to the Unaudited Consolidated Financial Statements	8

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operation	19

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	27

Item 4.	Controls and Procedures	27

PART II

Item 1.	Legal Proceedings	28

Item 1A.	Risk Factors	28

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	28

Item 3.	Defaults Upon Senior Securities	28

Item 4.	Mine Safety Disclosures	28

Item 5.	Other Information	28

Item 6.	Exhibits	29

SIGNATURES		30

EXHIBITS

XRS Corporation
Consolidated Statements of Operations (Unaudited)

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
(In thousands, except per share data)	2014	2013	2014	2013
Revenue
Software	$10,867	$11,266	$32,465	$34,613
Hardware systems	1,689	1,798	5,610	6,569
Services	257	340	825	913
Total revenue	12,813	13,404	38,900	42,095

Costs and expenses
Cost of goods sold	5,049	5,225	15,795	16,577
Selling, general and administrative	4,389	5,094	14,322	15,940
Research and development	3,289	2,873	9,297	8,721
Total costs and expenses	12,727	13,192	39,414	41,238

Operating income (loss)	86	212	(514)	857
Net interest and other expense	(6)	(35)	(52)	(82)

Income (loss) before income taxes	80	177	(566)	775
Income tax (benefit) expense	—	(52)	(6)	51

Net income (loss)	80	229	(560)	724

Preferred stock dividends	(63)	(59)	(183)	(175)
Preferred stock deemed dividends	(5)	—	(5)	—

Net income (loss) to common shareholders	$12	170	$(748)	$549

Net income (loss) per common share:
Basic	$—	$0.02	$(0.07)	$0.05
Diluted	$—	$0.01	$(0.07)	$0.03

Weighted average common and common share equivalents:
Basic	11,159	10,858	11,043	10,831
Diluted	12,184	28,345	11,043	27,766

The accompanying notes are an integral part of the unaudited consolidated financial statements.

XRS Corporation
Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
(In thousands)	2014	2013	2014	2013
Net income (loss)	$80	$229	$(560)	$724

Foreign currency translation adjustments	467	(513)	(555)	(1,149)

Comprehensive income (loss)	$547	$(284)	$(1,115)	$(425)

The accompanying notes are an integral part of the unaudited consolidated financial statements.

XRS Corporation
Consolidated Balance Sheets (Unaudited)

	June 30,	September 30,
(In thousands)	2014	2013
ASSETS
Current assets
Cash and cash equivalents	$13,017	$10,445
Accounts receivable, less allowances of $164 at June 30, 2014
and $151 at September 30, 2013	6,629	6,864
Inventories	1,156	1,710
Deferred product costs	426	625
Prepaid expenses and other current assets	1,639	1,417
Total current assets	22,867	21,061
Equipment, leased equipment and leasehold improvements, net	4,234	5,980
Intangible assets, net	3,221	4,578
Goodwill	16,199	16,640
Deferred product costs, net of current portion	112	213
Other assets	532	667
Total assets	$47,165	$49,139

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	$3,118	$2,885
Accrued expenses	3,236	4,560
Deferred revenue	1,648	1,886
Total current liabilities	8,002	9,331
Deferred revenue, net of current portion	225	496
Other long-term liabilities	13	62
Total liabilities	8,240	9,889
Commitments and contingencies (Note 10)
Shareholders' equity
Preferred stock, no par value; 50,000 shares authorized; 17,500 shares designated; shares issued and outstanding: 16,666 at June 30,
2014 and 16,590 at September 30, 2013	44,728	44,524
Common stock, par value $0.01 per share; 100,000 shares authorized;
shares issued and outstanding: 11,221 at June 30, 2014 and
10,900 at September 30, 2013	112	109
Additional paid-in capital	51,445	50,674
Accumulated deficit	(57,436)	(56,688)
Accumulated other comprehensive income	76	631
Total shareholders' equity	38,925	39,250
Total liabilities and shareholders' equity	$47,165	$49,139

The accompanying notes are an integral part of the unaudited consolidated financial statements.

XRS Corporation
Consolidated Statements of Changes in Shareholders' Equity (Unaudited)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
(In thousands)	Shares	Amount	Shares	Amount
Balance as of September 30, 2012	16,493	$44,292	10,808	$108	$49,979	$(57,319)	$1,464	$38,524
Stock-based compensation	—	—	—	—	644	—	—	644
Issuance of common stock for share-based compensation awards	—	—	61	1	—	—	—	1
Preferred stock dividends	97	232	—	—	—	(235)	—	(3)
Exercise of options	—	—	31	—	51	—	—	51
Comprehensive income	—	—	—	—	—	866	(833)	33
Balance as of September 30, 2013	16,590	44,524	10,900	109	50,674	(56,688)	631	39,250
Stock-based compensation	—	—	—	—	550	—	—	550
Issuance of common stock for share-based compensation awards	—	—	146	1	(1)	—	—	—
Preferred stock dividends	95	241	—	—	—	(183)	—	58
Preferred stock deemed dividends	—	5	—	—	—	(5)	—	—
Exercise of options	—	—	155	2	181	—	—	183
Cashless exercise of warrants	—	—	1	—	—	—	—	—
Conversion of Series F Preferred Stock into common stock	(19)	(42)	19	—	41	—	—	(1)
Comprehensive loss	—	—	—	—	—	(560)	(555)	(1,115)
Balance as of June 30, 2014	16,666	$44,728	11,221	$112	$51,445	$(57,436)	$76	$38,925

The accompanying notes are an integral part of the unaudited consolidated financial statements.

XRS Corporation
Consolidated Statements of Cash Flows (Unaudited)

	For the Nine Months Ended
	June 30,
(In thousands)	2014	2013
Operating activities
Net (loss) income	$(560)	$724
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	4,957	5,080
Amortization of deferred financing costs	38	57
Deferred income taxes	—	(9)
Loss on sale or disposal of equipment and leased equipment	47	48
Stock-based compensation	550	498
Changes in assets and liabilities:
Accounts receivable, net	431	1,056
Inventories, net	555	1,165
Deferred product costs	299	242
Prepaid expenses and other assets	(269)	(672)
Accounts payable	460	(162)
Accrued expenses and other liabilities	(1,432)	(10)
Deferred revenue	(504)	(837)
Net cash provided by operating activities	4,572	7,180

Investing activities
Purchase of equipment	(2,023)	(2,324)
Capitalized software development	(138)	(355)
Proceeds from the sale of equipment	—	16
Net cash used in investing activities	(2,161)	(2,663)

Financing activities
Revolving line of credit	—	(2,300)
Proceeds from exercise of options	183	13
Deferred financing costs	(30)	(50)
Net cash provided by (used in) financing activities	153	(2,337)

Effects of exchange rate on cash	8	9

Increase in cash and cash equivalents	2,572	2,189

Cash and cash equivalents
Beginning	10,445	7,120
Ending	$13,017	$9,309

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

Capitalized Software Development

Internal Use

Research and development costs are expensed as incurred, except for certain costs that are capitalized in connection with the development of software for internal use. Costs incurred in the preliminary stages of development of internal use software are expensed as incurred. The Company capitalizes eligible costs that are incurred subsequent to the determination that the project will be completed and the software will be used to perform the function intended. Capitalization ceases upon completion of all substantial testing performed to ensure the solution is ready for its intended use. Maintenance and training costs are expensed as incurred. Capitalized internal use software development costs are amortized beginning when the software is placed in service. Amortization is computed on a straight-line basis over the estimated economic life of the software.

As of June 30, 2014 and September 30, 2013, there were $0.4 million and $0.3 million, respectively, of capitalized internal use software development costs net of accumulated amortization included in other assets in the accompanying consolidated balance sheets.

External Use

The Company capitalizes costs related to development of software to be sold or otherwise marketed as part of a solution which are incurred after establishing technological feasibility. Capitalized external use software development costs are amortized beginning when the solution is released for sale to the general public. Amortization is computed using the greater of the ratio of current units of the solution sold to the total of current and anticipated future unit sales or the straight-line method over the estimated economic life of the related solution (two to five years). Software development costs related to software to be sold or otherwise marketed as part of a solution that do not meet capitalization criteria are charged to research and development expense as incurred.

As of June 30, 2014 and September 30, 2013, there were $0.1 million and $0.2 million, respectively, of external use capitalized software development costs net of accumulated amortization included in other assets in the accompanying consolidated balance sheets.

Amortization of capitalized software development recorded in the accompanying consolidated statements of operations consists of (in thousands):

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2014	2013	2014	2013
Capitalized software amortization recorded in:
Cost of goods sold	$62	$55	$184	$106

Recently Issued Accounting Standards

Revenue from Contracts with Customers – In May 2014, the Financial Accounting Standards Board issued guidance relative to reporting on revenue created from contracts with customers. The provisions of the new guidance are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. The Company is assessing the impact of adoption of this guidance on the Company's consolidated financial statements.

Note 2. Net Income (Loss) Per Common Share

Basic income (loss) per common share is computed by dividing net income (loss) applicable to common shareholders by the weighted average number of common shares outstanding for the period. Generally, net income per diluted common share reflects the potential dilution that could occur if securities or other obligations to issue common stock, such as options, restricted stock awards, restricted stock units, warrants or convertible preferred stock, were exercised or converted into common stock that then shared in the earnings of the Company. Net loss per diluted common share is equal to net loss per basic common share because the effect of including such securities or obligations would be antidilutive.

The calculation of net income (loss) per common share is summarized in the following table (in thousands, except per share data):

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2014	2013	2014	2013
Net income (loss) per common share:
Basic	$—	$0.02	$(0.07)	$0.05
Diluted	$—	$0.01	$(0.07)	$0.03

Numerator, basic:
Net income (loss) to common shareholders	$12	$170	$(748)	$549
Denominator, basic:
Weighted average common shares, basic	11,159	10,858	11,043	10,831

Numerator, diluted:
Net income (loss) to common shareholders	$12	$170	$(748)	$549
Preferred stock dividends	—	59	—	175
Numerator, diluted	$12	$229	$(748)	$724
Denominator, diluted:
Weighted average common shares, basic	11,159	10,858	11,043	10,831
Effect of dilutive securities:
Effect of stock options	581	471	—	185
Effect of restricted stock units	376	450	—	231
Effect of warrants	68	—	—	—
Effect of preferred stock	—	16,566	—	16,519
Weighted average common and common share equivalents, diluted	12,184	28,345	11,043	27,766

There were $68,000 preferred stock dividends and deemed dividends and 17.7 million potentially dilutive securities, such as options, restricted stock awards, restricted stock units, warrants or convertible preferred stock, excluded from the computation of net income per diluted common share for the three months ended June 30, 2014 because their inclusion would have been antidilutive. For the three months ended June 30, 2013, there were no preferred stock dividends and deemed dividends excluded from the computation of net income per diluted common share; however, there were 2.9 million potentially dilutive securities, such as options, restricted stock awards, restricted stock units, warrants or convertible preferred stock, excluded from the computation of net income per diluted common share because their inclusion would have been antidilutive.

For the nine months ended June 30, 2014, there were $0.2 million preferred stock dividends and deemed dividends, and 18.2 million potentially dilutive securities, such as options, restricted stock awards, restricted stock units, warrants or convertible preferred stock, excluded from the computation of net loss per diluted common share because their inclusion would have been antidilutive. For the same period in fiscal 2013 there were no preferred stock dividends excluded from the computation of net income per diluted common share; however, there were 11.8 million potentially dilutive securities, such as options, restricted stock awards, restricted stock units or warrants excluded from the computation of net income per diluted common share because their inclusion would have been antidilutive.

Note 3. Revenue and Cost of Goods Sold Information

Revenue and cost of goods sold recorded in the accompanying consolidated statements of operations consist of (in thousands):

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2014	2013	2014	2013
Revenue:
Software	$10,867	$11,266	$32,465	$34,613
Hardware systems	1,689	1,798	5,610	6,569
Services	257	340	825	913
Total revenue	$12,813	$13,404	$38,900	$42,095

Cost of goods sold:
Software	$3,249	$3,092	$9,771	$9,226
Hardware systems	1,252	1,474	4,316	5,632
Services	548	659	1,708	1,719
Total cost of goods sold	$5,049	$5,225	$15,795	$16,577

Software revenue includes monthly subscriptions from the XataNet, XRS and Turnpike solutions; monthly fees from the MobileMax solution; and activation fees. Hardware systems revenue includes hardware with embedded firmware and for the XataNet solution, software that can be hosted by the customer and warranty and repair revenue. Services revenue includes installation, implementation, training and professional services revenue.

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

Note 4. Supplemental Cash Flow and Non-Cash Information

The following table summarizes supplemental cash flow and non-cash information (in thousands)

	For the Nine Months Ended
	June 30,
	2014	2013
Supplemental cash flow information:
Cash paid for interest	$11	$17
Cash paid for income taxes	148	92

Supplemental non-cash information:
Preferred stock deemed dividends	5	—
Preferred stock dividends	183	175
Preferred stock dividends paid	241	232
Conversion of Series F Preferred Stock into common stock	42	—

Note 5. Equipment, Leased Equipment and Leasehold Improvements

Equipment, leased equipment and leasehold improvements consist of (in thousands):

	June 30,	September 30,
	2014	2013
Equipment, leased equipment and leasehold improvements:
Engineering and SaaS equipment	$12,089	$11,523
Relay and RouteTracker assets	10,729	9,461
Leasehold improvements	2,686	2,686
Office furniture and equipment	1,028	1,028
Assets not placed in service	175	630
Equipment, leased equipment and leasehold improvements, gross	26,707	25,328
Accumulated depreciation	(22,473)	(19,348)
Equipment, leased equipment and leasehold improvements, net	$4,234	$5,980

Depreciation recorded in the accompanying consolidated statements of operations consists of (in thousands):

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2014	2013	2014	2013
Depreciation recorded in:
Cost of goods sold	$746	$724	$2,294	$2,060
Selling, general and administrative expense	260	333	811	1,045
Research and development expense	122	178	423	574
Total depreciation of equipment, leased equipment and leasehold improvements	$1,128	$1,235	$3,528	$3,679

Note 6: Goodwill and Definite-Lived Intangible Assets

The following table summarizes the changes in goodwill (in thousands):

Balance as of September 30, 2013	$16,640
Foreign currency translation adjustment	(441)
Balance as of June 30, 2014	$16,199

Definite-lived intangible assets subject to amortization were as follows as of June 30, 2014 (in thousands):

	Weighted Average Life (Years)	Cost	Accumulated Amortization	Foreign Currency Translation Adjustment	Net Carrying Amount
Definite-lived intangible assets:
Acquired customer contracts	7.8	$11,400	$(9,986)	$40	$1,454
Acquired technology	7.0	2,700	(1,838)	65	927
Reseller relationships	6.0	1,500	(1,191)	43	352
Trademark	10.0	900	(429)	14	485
Other definite-lived intangibles	7.0	49	(46)	—	3
Total	7.7	$16,549	$(13,490)	$162	$3,221

Amortization of definite-lived intangible assets recorded in the accompanying consolidated statements of operations consists of (in thousands):

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2014	2013	2014	2013
Amortization recorded in:
Cost of goods sold	$94	$100	$284	$305
Selling, general and administrative expense	319	328	961	990
Total amortization of definite-lived intangible assets	$413	$428	$1,245	$1,295

Future amortization expense of definite-lived intangible assets as of June 30, 2014 is expected to be as follows (in thousands):

Years ending September 30,
Remainder of 2014	$418
2015	1,666
2016	790
2017	153
2018	89
2019	89
Thereafter	16
Total	$3,221

Note 7. Financing Arrangements

Effective March 13, 2014, the Company entered into an Amended and Restated Loan and Security Agreement (the Agreement) with Silicon Valley Bank, which provides the Company with a $6.0 million revolving line of credit. Borrowings on the revolving line of credit bear interest based on the nature of borrowing at a floating rate equal to (i) 2.5 percent over the LIBOR rate, provided certain liquidity conditions are met, or 3.5 percent over the LIBOR rate; or (ii) prime rate, provided certain liquidity conditions are met, or 1.0 percent over the prime rate. Throughout the term of the Agreement, the Company will also pay a fee equal to 0.25 percent of the average unused portion of the revolving line of credit. Interest is accrued monthly and paid monthly or quarterly based on the nature of the borrowing. The Amended and Restated Loan and Security Agreement replaces the Loan and Security Agreement with Silicon Valley Bank that matured on February 24, 2014.

Amounts borrowed under the revolving line of credit are secured by substantially all of the personal property of the Company and generally may be repaid and reborrowed at any time before maturity. The revolving line of credit is set to mature on March 13, 2017.

There were no balances outstanding on the revolving lines of credit in the accompanying consolidated balance sheets as of June 30, 2014 or September 30, 2013.

Amounts available under the revolving line of credit are subject to a borrowing base formula. Changes in the assets within the borrowing base formula can impact the amount available to the Company. Based on the facility’s borrowing base and other requirements at such dates, the Company had excess availability of $4.3 million at June 30, 2014, and $4.0 million at September 30, 2013.

The Amended and Restated Loan and Security Agreement contains customary representations, warranties, covenants and events of default including, without limitation, covenants restricting the Company's ability to incur indebtedness and liens and to merge or consolidate with another entity, as well as limitations on the Company's ability to declare and pay cash dividends, to merge or consolidate with another entity and also contains subjective acceleration clause. The Amended and Restated Loan and Security Agreement also includes financial covenants requiring the Company to maintain a minimum tangible net worth and an adjusted quick ratio. The Company was in compliance with these covenants as of June 30, 2014.

Note 8. Stock-Based Compensation

The Company had 810,603 shares authorized and available for future equity awards as of June 30, 2014. Equity awards granted are deducted from the shares available for grant under the Company's 2007 Long-Term Incentive and Stock Option Plan. Similarly, equity awards canceled are added back to the shares available for grant under the Company's stock plans.

Stock Options

The following table summarizes information related to stock option grants (number of options in thousands):

	For the Nine Months Ended
	June 30,
	2014	2013
Stock option grants:
Number of options granted	578	1,182
Weighted-average grant date fair value	$1.55	$0.54

The fair value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model using the following weighted average assumptions for grants:

	For the Nine Months Ended
	June 30,
	2014	2013
Weighted average assumptions for grants:
Risk-free interest rate	2.08%	1.28%
Expected stock price volatility	59.42%	54.11%
Expected lives	5.9	6.0
Expected dividend yield	—	—

The following tables summarizes information relating to stock option activity (in thousands, except per option and weighted average remaining contractual life data):

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Options outstanding at September 30, 2013	2,955	$2.23	7.3
Granted	578	2.71
Exercised	(155)	1.18
Expired	(120)	2.74
Forfeited	(394)	1.29
Options outstanding at June 30, 2014	2,864	$2.49	6.9	$1,626
Options exercisable at June 30, 2014	1,813	$2.85	5.6	$803
Options expected to vest after June 30, 2014	1,051	$1.87	9.0	$823

Aggregate intrinsic value represents the Company’s closing stock price on the last trading day of the fiscal period in excess of the exercise prices multiplied by the number of options outstanding, exercisable or expected to vest.

The following table summarizes stock option information by exercise price range as of June 30, 2014 (number of options in thousands):

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number of Options	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Options	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
$0.69 - $0.85	505	8.6	$0.82	169	8.6	$0.82
$1.20 - $1.85	595	8.1	1.56	364	8.0	1.50
$2.00 - $2.99	1,313	7.1	2.67	829	5.7	2.65
$3.00 - $3.94	53	5.2	3.28	53	5.2	3.28
$4.33 - $4.88	35	2.1	4.64	35	2.1	4.64
$5.03 - $5.40	363	2.2	5.35	363	2.2	5.35
	2,864	6.9	$2.49	1,813	5.6	$2.85

As of June 30, 2014, there was $0.9 million of total unrecognized compensation costs related to stock option awards. The Company will recognize these costs over the remaining vesting periods of these stock options. The costs will be recognized over a weighted average period of 1.7 years.

Restricted Stock Units

The following table summarizes information relating to restricted stock unit activity (in thousands, except per unit data):

	Number of Units	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Restricted stock units outstanding at September 30, 2013	678	$1.50
Granted	167	2.72
Settled	(120)	1.71
Forfeited	(155)	1.29
Restricted stock units outstanding at June 30, 2014	570	$1.87	$1,464
Restricted stock units vested and unsettled at June 30, 2014	232	$1.87	$596
Restricted stock units expected to vest after June 30, 2014	338	$1.87	$868

Aggregate intrinsic value represents the Company’s closing stock price on the last trading day of the fiscal period multiplied by the number of restricted stock units outstanding, vested and unsettled or expected to vest.

The total fair value of restricted stock units vested during the nine months ended June 30, 2014 was $0.4 million. As of June 30, 2014, there was $0.5 million of total unrecognized compensation costs related to restricted stock units. The Company will recognize these costs over the remaining vesting periods of these units. The costs will be recognized over a weighted average period of 1.7 years.

Common Stock Warrants

The following table summarizes information relating to common stock warrant activity (in thousands, except per warrant data):

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)
Common stock warrants outstanding at September 30, 2013	3,905	$3.02	3.0
Exercised	(5)
Expired	(470)
Common stock warrants outstanding at June 30, 2014	3,430	$2.91	2.5

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

The following table summarizes information related to each of the Company's designated series of preferred stock (number of shares in thousands):

			Shares Issued and Outstanding
	Shares	Issuance or	June 30,	September 30,
	Designated	Sale Price	2014	2013
Designated shares of preferred stock:
Series B	3,000	$2.54	2,442	2,347
Series C	1,400	$3.94	1,269	1,269
Series D	1,600	$3.83	1,567	1,567
Series F	1,400	$2.22	1,321	1,340
Series G	10,100	$3.00	10,067	10,067
Total preferred stock	17,500		16,666	16,590

In the second quarter of fiscal 2013 in conjunction with the Company's annual shareholder meeting, the shareholders of the Company approved the designation of an additional 750,000 shares of Series B Preferred Stock.

During the nine months ended June 30, 2014, the Company issued 95,000 shares of Series B Preferred Stock to Trident Capital Management-V, LLC for payment of accrued dividends. Based on the market value of the Company’s common stock on the date of the dividend payment, the payment of the dividend in additional shares of Series B Preferred Stock resulted in a non-cash dividend of $0.2 million for the nine months ended June 30, 2014.

In fiscal 2013, the Company issued 97,000 shares of Series B Preferred Stock to Trident Capital Management-V, LLC for payment of accrued dividends. Based on the market value of the Company’s common stock on the date of the dividend payment, the payment of the dividend in additional shares of Series B Preferred Stock resulted in a non-cash dividend of $0.2 million in fiscal 2013.

During the nine months ended June 30, 2014, 19,000 shares of Series F Preferred Stock were converted to common stock. During the nine months ended June 30, 2013, no shares of Series F Preferred Stock were converted to common stock.

Note 10. Commitments and Contingencies

On July 1, 2014, the Company entered into an operating lease agreement to lease office space in Minnetonka, Minnesota. The commencement date of the lease is January 1, 2015 and results in the relocation of Company headquarters. In accordance with this agreement, the Company entered into a letter of credit in the amount of $0.1 million as a security deposit for the leased facility, naming the Company's landlord as beneficiary. The lease for office space in Minnetonka, Minnesota expires in July 2022.

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

Note 11. Income Taxes

The Company's effective tax rate was 1.2 percent for the nine months ended June 30, 2014 compared to a tax rate of 6.6 percent for the comparable period in fiscal 2013. The lower tax rate for the nine months ended June 30, 2014 was attributable to the results from operations of the Company as of June 30, 2014.

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

With over 1,300 customers representing over 106,000 active truck subscriptions, we have a strong foundation as an industry leader in delivering Federal Motor Carrier Safety Administration compliant electronic logging devices with a track record of empowering fleet owners to leverage truck data to radically reduce costs. We have sales and distribution partnerships with various third-party resellers supporting the U.S. and Canadian commercial trucking industries.

Results of Operations for the Three and Nine Months Ended June 30, 2014 and 2013

We operate as a single business segment and believe the information presented in our Management's Discussion and Analysis of Financial Condition and Results of Operations provides an understanding of our business, operations and financial condition. The following table sets forth detail related to revenue, cost of goods sold and gross margins (in thousands, except percentage data):

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2014	2013	2014	2013
Software
Revenue	$10,867	$11,266	$32,465	$34,613
Cost of goods sold	3,249	3,092	9,771	9,226
Gross margin	$7,618	$8,174	$22,694	$25,387
Gross margin %	70.1%	72.6%	69.9%	73.3%

Hardware systems
Revenue	$1,689	$1,798	$5,610	$6,569
Cost of goods sold	1,252	1,474	4,316	5,632
Gross margin	$437	$324	$1,294	$937
Gross margin %	25.9%	18.0%	23.1%	14.3%

Services
Revenue	$257	$340	$825	$913
Cost of goods sold	548	659	1,708	1,719
Gross deficit	$(291)	$(319)	$(883)	$(806)
Gross deficit %	(113.2)%	(93.8)%	(107.0)%	(88.3)%

Total
Revenue	$12,813	$13,404	$38,900	$42,095
Cost of goods sold	5,049	5,225	15,795	16,577
Gross margin	$7,764	$8,179	$23,105	$25,518
Gross margin %	60.6%	61.0%	59.4%	60.6%

In the above table, the revenue and cost of goods sold detail for categories listed are defined as follows:

•	Software revenue includes monthly subscriptions from the XataNet, XRS and Turnpike solutions; monthly fees from the MobileMax solution; and activation fees.

•	Hardware systems revenue includes hardware with embedded firmware and, for the XataNet solution, software that can be hosted by the customer and warranty and repair revenue.

•	Services revenue includes installation, implementation, training and professional services revenue.

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

Comparison of Fiscal 2014 Operating Results to Fiscal 2013

Third Quarter Results

Total Revenue

Total revenue for the three months ended June 30, 2014 decreased to $12.8 million from $13.4 million for the three months ended June 30, 2013.

For the three months ended June 30, 2014 mobile software revenue increased 18.6 percent compared with the comparable fiscal period in 2013 driven by continued growth in our XRS mobile solution subscription base. Total software revenue decreased 3.5 percent from $11.3 million for the three months ended June 30, 2013 to $10.9 million for the three months ended June 30, 2014 was attributable to continued growth in our mobile subscriptions, offset by attrition in our legacy subscription base and a decrease in average monthly subscription rate.

Hardware systems revenue decreased 6.1 percent, representing 13.2 percent of total revenue for the three months ended June 30, 2014, compared to 13.4 percent of revenue for the same period in fiscal 2013. This relative decrease was also reflective of the increased adoption of the Company's XRS mobile solution which has no upfront hardware costs to the customer.

Cost of Goods Sold and Gross Margins

Total cost of goods sold decreased 3.4 percent to $5.0 million for the three months ended June 30, 2014, compared to $5.2 million for the same period in fiscal 2013. Overall gross margins percentage remained consistent at 60.6 percent for the three months ended June 30, 2014 and 2013.

Software gross margins declined 2.5 percentage points to 70.1 percent for the three months ended June 30, 2014, compared to the same period in fiscal 2013. The decline in software gross margins is reflective of the Company's commitment to continue to support its legacy solutions while it transitions customers to its XRS mobile solution.

Hardware systems cost of goods sold of $1.3 million decreased 15.1 percent for the three months ended June 30, 2014, compared to $1.5 million for the same period in fiscal 2013. Hardware systems gross margins improved by 7.9 percentage points to 25.9 percent of revenue for the three months ended June 30, 2014, compared to 18.0 percent for the same period in fiscal 2013. Hardware system margins for the three months ended June 30, 2014 improved as a result of an increase in higher margin parts sales coupled with favorability in inventory obsolescence and warranty activity.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist of personnel costs for the Company's sales, marketing, client management and administration functions; sales commissions, marketing and promotional expenses; executive and administrative costs; and accounting and professional fees. Selling, general and administrative expenses decreased to $4.4 million, compared to $5.1 million for the comparable period in fiscal 2013, driven by a decrease in personnel costs.

Research and Development Expenses

Research and development expenses consist of personnel costs and expenses related to development of new solutions and added functionality to existing solutions. Research and development expenses were $3.3 million for the three months ended June 30, 2014, compared to $2.9 million for the same period in fiscal 2013. Research and development expenses increased as the Company continued to invest in new functionality within its XRS mobile solution including: trip management for managing routes and enhancements to fuel tax including print, sign and send automated reporting. This new functionality allows the XRS mobile solution to better meet the requirements of larger, more complex fleets, while further differentiating our solution from those offered by our competitors.

Net Income to Common Shareholders

Net income to common shareholders was $12,000 for the three months ended June 30, 2014, compared to $0.2 million for the same period in fiscal 2013. Net income to common shareholders reflects preferred stock dividends and preferred stock deemed dividends of $0.1 million for each of the three months ended June 30, 2014 and 2013.

Year-to-Date Results

Total Revenue

Total revenue was $38.9 million for the nine months ended June 30, 2014 compared to $42.1 million for the same period in the prior year.

Mobile software revenue increased 13.8 percent for the nine months ended June 30, 2014 over to the comparable period in fiscal 2013. Over the same periods, total software revenue decreased from $34.6 million for the nine months ended June 30, 2013 to $32.5 million for the nine months ended June 30, 2014. Despite the decrease in dollars, software revenue comprised 83.5 percent of total revenue for the nine months ended June 30, 2014, compared to 82.2 percent for the same period in fiscal 2013. Attrition of legacy customers and a lower monthly subscription rate on the XRS mobile solution contributed to the decreased software revenue.

Hardware revenue decreased 14.6 percent to $5.6 million for the nine months ended June 30, 2014 compared to $6.6 million for the same period in the prior year.

The fluctuations in the Company's revenue streams and overall revenue year-over-year are reflective of Company's continued transition from its legacy hardware-based solutions to its mobile solutions.

Cost of Goods Sold and Gross Margins

Total cost of goods sold decreased 4.7 percent to $15.8 million for the nine months ended June 30, 2014, compared to $16.6 million for the same period in fiscal 2013. Overall gross margins percentage remained relatively consistent at 59.4 percent and 60.6 percent for the nine months ended June 30, 2014 and 2013, respectively.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased to $14.3 million for the nine months ended June 30, 2014 from $15.9 million for the same period in the prior year. The decrease in selling, general and administrative expenses reflects decreases in personnel costs, as well as reduced legal expenses as the Company was involved in defending a patent litigation suit in the first half of fiscal 2013.

Research and Development Expenses

Research and development expenses were $9.3 million for the nine months ended June 30, 2014, compared to $8.7 million for the same period in fiscal 2013. Continued investment in the development and enhancement of the XRS mobile solution's functionality to meet the operational needs of larger, more complex fleets resulted in research and development expense increasing compared to the same period in fiscal 2013.

Income Taxes

The Company's effective tax rate was 1.2 percent for the nine months ended June 30, 2014 compared to a tax rate of 6.6 percent for the comparable period in fiscal 2013. The lower tax rate for the nine months ended June 30, 2014 was attributable to the results from operations of the Company as of June 30, 2014.

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

Net (Loss) Income to Common Shareholders

Net loss to common shareholders was $0.7 million for the nine months ended June 30, 2014, compared to net income of $0.5 million for the same period in fiscal 2013. Net income to common shareholders reflects preferred stock dividends and preferred stock deemed dividends of $0.2 million for each of the nine months ended June 30, 2014 and 2013.

Liquidity and Capital Resources

Operating activities provided $4.6 million of cash for the nine months ended June 30, 2014, compared to $7.2 million for the same period in fiscal 2013. Net loss of $0.6 million for the nine months ended June 30, 2014, compared to net income of $0.7 million for the same period in fiscal 2013, served as the primary contributor to the cash flow decrease.

Cash used in investing activities was $2.2 million for the nine months ended June 30, 2014, compared to $2.7 million for the same period in fiscal 2013. Consistent with the Company's business strategy, purchases of equipment used in the Company's mobile solutions served as the primary investing activities for the nine months ended June 30, 2014 and 2013.

Cash provided by financing activities was $0.2 million for the nine months ended June 30, 2014, which primarily reflects proceeds from the exercise of vested option awards. For the nine months ended June 30, 2013 cash used in financing activities was $2.3 million, which reflects the Company's payoff of all outstanding debt facilities. The Company maintained a debt-free balance sheet as of June 30, 2014 and September 30, 2013.

Non-GAAP Financial Measures

The Company recorded free cash flow of $2.4 million for the nine months ended June 30, 2014, a decrease of $2.1 million as compared to free cash flow of $4.5 million for the same period in fiscal 2013. The decrease in free cash flow was driven by a net loss of $0.6 million for the nine months ended June 30, 2014, compared to a net income of $0.7 million for the same period in fiscal 2013.

The continued generation of free cash flow contributed to working capital increased $3.1 million to $16.1 million as of June 30, 2014, compared to $13.0 million in working capital as of September 30, 2013.

The following table is a reconciliation of free cash flow from net cash provided by operating activities and net cash used in investing activities, which are the most directly comparable financial measures calculated in accordance with GAAP (in thousands):

	For the Nine Months Ended
	June 30, 2014
	2014	2013
Net cash provided by operating activities	$4,572	$7,180
Net cash used in investing activities:
Purchase of equipment and leasehold improvements	(604)	(319)
Purchase of Relay and RouteTracker assets	(1,419)	(2,005)
Capitalized software development	(138)	(355)
Proceeds from the sale of equipment	—	16
Net cash used in investing activities	(2,161)	(2,663)
Free cash flow	$2,411	$4,517

The following table is a reconciliation of working capital from current assets and current liabilities, which are the most directly comparable financial measures calculated in accordance with GAAP (in thousands):

	June 30,	September 30,
	2014	2013
Current assets	$22,867	$21,061
Current liabilities	(8,002)	(9,331)
Net current assets	14,865	11,730
Current portion of deferred revenue net of deferred costs	1,222	1,261
Working capital	$16,087	$12,991

Free cash flow and working capital are non-GAAP financial measures that management uses to assess the Company's performance. Management believes free cash flow and working capital provide useful information to management and investors by presenting measurements of cash generated from operations that are available to fund operations, invest in solution and infrastructure development. Calculations of free cash flow and working capital may not be comparable to similarly titled measures reported by other companies.

The Company believes that the cash flow from operations, existing funds, availability on a revolving line of credit and vendor terms will provide adequate cash to fund operating needs for the foreseeable future. If the Company does not generate anticipated cash flow levels, predictions regarding cash needs may prove inaccurate and additional financing may be required.

XRS Corporation Series B Preferred Stock prohibits payment of dividends to the holders of any other capital stock unless and until the Company has paid dividends accrued on the Series B Preferred Stock, which pays a cumulative dividend of 4.0 percent per annum of the original issue price (payable semi-annually). At the option of the Series B Preferred Stockholders, such dividends are payable in additional shares of Series B Preferred Stock or cash. During the nine months ended June 30, 2014 and the fiscal year ended September 30, 2013, the Company issued 95,000 and 97,000 shares, respectively, of Series B Preferred Stock for payment of accrued dividends.

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

Recently Issued Accounting Standards

See Note 1 in the Notes to Consolidated Financial Statements located in Part I, Item 1 of this Report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

Our principal executive officer and principal financial officer, or persons performing similar functions, carried out an evaluation of the effectiveness, as of June 30, 2014, of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the Exchange Act). Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2014 to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2014 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibit No.	Description of Exhibits

3.1	Fifth Amended and Restated Articles of Incorporation, as amended through March 8, 2013 (1)
3.2	Bylaws of XRS Corporation, as amended through March 8, 2013 (2)
10.1	Lease Agreement, dated as of June 2, 2014, between Liberty Property Limited Partnership and XRS Corporation
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following materials from XRS Corporation's Quarterly Report on Form 10-Q for the three and nine months ended June 30, 2014 and 2013 are filed herewith, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Operations for the three and nine months ended June 30, 2014 and 2013, (ii) the Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended June 30, 2014 and 2013, (iii) the Consolidated Balance Sheets as of June 30, 2014 and September 30, 2013, (iv) the Consolidated Statements of Changes in Shareholders' Equity for the nine months ended June 30, 2014 and for the year ended September 30, 2013, (v) the Consolidated Statements of Cash Flows for the nine months ended June 30, 2014 and 2013, and (vi) the Notes to the Consolidated Financial Statements.

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

Dated: August 8, 2014		XRS Corporation
(Registrant)

	By:	/s/ Michael W. Weber
Michael W. Weber
Chief Financial Officer
(Signing as Principal Financial and Accounting Officer, and as Authorized Signatory of Registrant)